Form 10-Q
period 1994-01-12
WINN DIXIE STORES INC
filed 1994-02-03
CIK 107681

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q
  (Mark One)

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES  EXCHANGE ACT OF 1934
                 For the quarterly  period  ended January 12, 1994

                                     OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  ______________ to _________________
                           Commission File Number 1-3657


                             WINN-DIXIE STORES, INC.

           (Exact name of registrant as specified in its charter)

                       Florida                      59-0514290
             (State or other jurisdiction of      (IRS Employer
             incorporation or organization)     Identification No.)


5050 Edgewood Court, Jacksonville, Florida                         32254
(Address of registrant's principal executive offices)           (Zip Code)

                               (904) 783-5000

            (Registrant's telephone number, including area code)

                                 Unchanged
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.Yes x No


     As of January 14,1994, there were 74,780,129 shares outstanding of the registrant's common stock, $1 par value.

                          WINN-DIXIE STORES, INC.

                                 FORM 10-Q

                             TABLE OF CONTENTS

                       Part I:  Financial Information


                                                                     Page
     Condensed Consolidated Statements of Earnings
          (Unaudited), For the 16 Weeks and 28 weeks Ended
          January 12, 1994 and January 06, 1993                       1

     Condensed Consolidated Balance Sheets (Unaudited),
          January 12, 1994 and June 30, 1993                          2

     Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 28 Weeks Ended
          January 12, 1994 and January 06, 1993                       3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                               4-5

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       6-8

                          Part II:  Other Information

      Item 5. Other Information                                       9

      Item 6. Exhibits and Reports on Form 8-K                        9

      Signatures                                                      9

      Computation of Earnings Per Share                  Exhibit   11.1

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     Amounts in thousands except per share data


                                                     For the 16 Weeks Ended
                                                --------------------------------
                                                 Jan. 12, 1994      Jan. 6, 1993
                                                --------------    --------------
 Net sales                                     $    3,380,986         3,244,672
 Cost of sales                                      2,614,525         2,518,606
                                                  ------------      ------------
 Gross profit                                         766,461           726,066
 Operating & administrative expenses                  694,336           668,935
                                                  ------------      ------------
 Operating income                                      72,125            57,131
 Cash discounts & other income                         35,876            45,010
 Interest expense                                      (5,132)           (5,170)
                                                  ------------      ------------
 Earnings before income taxes                         102,869            96,971
 Provision for income taxes                            39,088            33,940
                                                  ============      ============
 Net earnings                                  $       63,781            63,031
                                                  ============      ============
 Earnings per share                            $         0.85              0.82
                                                  ============      ============
 Dividends per share                           $         0.48              0.44
                                                  ============      ============



              FISCAL YEAR-TO-DATE
                                                     For the 28 Weeks Ended
                                                     ----------------------
                                                 Jan. 12, 1994      Jan. 6, 1993
                                                --------------    --------------
 Net sales                                     $    5,845,426         5,636,801
 Cost of sales                                      4,522,880         4,379,229
                                                  ------------      ------------
 Gross profit                                       1,322,546         1,257,572
 Operating & administrative expenses                1,211,132         1,172,701
                                                  ------------      ------------
 Operating income                                     111,414            84,871
 Cash discounts & other income                         58,570            72,521
 Interest expense                                      (9,131)           (9,072)
                                                  ------------      ------------
 Earnings before income taxes                         160,853           148,320
 Provision for income taxes                            61,121            51,912
                                                  ------------      ------------
 Net earnings                                  $       99,732            96,408
                                                  ============      ============
 Earnings per share                            $         1.33              1.26
                                                  ============      ============
 Dividends per share                           $         0.72              0.66
                                                  ============      ============

 See accompanying notes to Condensed Consolidated Financial Statements.

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               Amounts in thousands

 ASSETS                                          Jan. 12, 1994     June 30, 1993
                                               ---------------   ---------------
  Cash and cash equivalents                  $         24,588            22,302
  Short-term investments                              109,891            85,482
                                               ---------------   ---------------
                                                      134,479           107,784
  Trade and other receivables                         155,667           162,590
  Associate stock loans                                 2,827             4,647
  Merchandise inventories less LIFO reserve
   of $213,501    ($207,201 at June 30, 1993)       1,096,365         1,041,451
  Prepaid expenses                                     86,055            96,728
                                               ---------------   ---------------
    Total current assets                            1,475,393         1,413,200
                                               ---------------   ---------------
  Investments and other assets                         29,797            15,043
  Prepaid income taxes                                 50,464            47,684
  Net property, plant and equipment                   643,671           586,633
                                               ---------------   ---------------

  Total assets                               $      2,199,325         2,062,560
                                               ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                           $        502,676           493,190
  Reserve for insurance claims and
    self-insurance                                     61,264            65,134
  Accrued wages and salaries                           70,763            66,821
  Accrued rent                                         57,415            57,557
  Accrued expenses                                    100,400            84,893
  Short-term borrowings                               140,000            80,000
  Current obligations under
    capital leases                                      3,320             2,989
  Income taxes                                         30,807            17,962
                                               ---------------   ---------------
    Total current liabilities                         966,645           868,546
                                               ---------------   ---------------
  Obligations under capital leases                     85,123            87,153
  Defined benefit plan                                 21,271            19,454
  Reserve for insurance claims and
    self-insurance                                    105,419           100,169
  Other liabilities                                     2,288             2,273
  Shareholders' equity:
    Common stock                                       74,681            74,956
    Retained earnings                                 943,898           910,009
                                               ---------------   ---------------
    Total shareholders' equity                      1,018,579           984,965
                                               ---------------   ---------------
  Total liabilities and shareholders'
    equity                                   $      2,199,325         2,062,560
                                               ===============   ===============

 See accompanying notes to Condensed Consolidated Financial Statements.

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Amounts in thousands

                                                    For the 28 Weeks Ended
                                                ------------------------------
               FISCAL YEAR-TO-DATE               Jan. 12, 1994    Jan. 6, 1993
                                                --------------  --------------
 Cash flows from operating activities:
  Net earnings                                  $      99,732           96,408
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                   83,601           75,564
       Prepaid income taxes                            (2,780)            -
       Defined benefit plan                             1,817            1,731
       Increase in reserve for
         self-insurance                                 1,380            2,222
       Change in cash from:
                Receivables                             8,743          (50,002)
                Merchandise inventories               (54,914)         (87,481)
                Prepaid expenses                       10,673           11,507
                Accounts payable                        9,486           44,598
                Income taxes                           12,845          (20,376)
                Other current accrued expenses         24,892          (36,852)
                                                    ----------       ----------
 Net cash provided by operating activities            195,475           37,319
                                                    ----------       ----------
 Cash flows from investing activities:
  Purchases of property, plant
    and equipment, net                               (140,638)        (115,098)
  Decrease (increase) in investments
    and other assets                                  (39,163)          35,102
                                                   -----------      -----------
 Net cash used in investing activities               (179,801)         (79,996)
                                                   -----------      -----------
 Cash flows from financing activities:
  Increase in short-term borrowings                    60,000          100,000
  Payments on capital lease obligations                (1,699)          (2,130)
  Purchase of common stock and changes in
    retained earnings                                 (17,870)         (16,387)
  Dividends paid                                      (53,834)         (50,536)
  Other                                                    15             -
                                                   -----------      -----------
 Net cash provided (used)
    in financing activities                           (13,388)          30,947
                                                   -----------      -----------
 Increase (decrease) in cash and cash equivalents       2,286          (11,730)
 Cash and cash equivalents at beginning of year        22,302           19,466
                                                   -----------      -----------
 Cash and cash equivalents at end of period     $      24,588            7,736
                                                   ===========      ===========
 Supplemental cash flow information:
  Interest paid                                 $       8,710            8,681
  Interest and dividends received               $       1,260           14,175
  Income taxes paid                             $      48,510           72,333
                                                   ===========      ===========
 See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 1993 Form 10-K Annual Report of the Company.

     The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in the southeastern and southwestern United States and Bahamas Islands. Effective July 1, 1993, the Company consolidated its Bahamas statements of earnings in accordance with generally accepted accounting principles. The retroactive consolidation of the Bahamas operating results would have had an insignificant impact on the prior statements of earnings. Accordingly, the 1993 statement of earnings has not been restated.

(B) Merchandise inventories are stated at the lower of cost or market, approximately 94% of which are valued under the LIFO method.

(C) Results for the quarter reflect a pretax LIFO inventory charge of $3.6 million in 1994 and $3.7 million in 1993. The cumulative current year charge is $6.3 million as compared with $6.4 million in 1993. If the FIFO method had been used, current quarter net earnings would have been $66.0 million or $0.88 per share as compared with net earnings of $65.4 million or $0.85 per share in the previous year. The cumulative year net earnings would have been $103.7 million, or $1.38 per share as compared with $100.5 million, or $1.31 per share.

(D) The Company has an authorized $200 million Commercial Paper Program and short-term lines of credit totaling $250 million. As of January 12, 1994, $140 million of commercial paper was outstanding.

(E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, resulted in additional income tax expense in the current quarter and year to date.

     Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

     Under the provisions of U.S. Environmental Protection laws, the Environmental Protection Agency (EPA) has notified the Company that it is one of the many Potentially Responsible Parties (PRPs) for cleanup of two designated "Superfund" sites located in Tampa, Florida, and three such sites in Jacksonville (2 related sites), and one site each in Madison and Baldwin, Florida. It has also notified the Company that it is a PRP for cleanup of one "non-Superfund" site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

     The Company has entered into orders by consent with numerous other PRPs to conduct studies and do certain cleanup for three of the "Superfund" locations and is negotiating an agreement with other PRPs who are under an order at other "Superfund" sites to determine the most cost-effective way to clean up such sites. Although under federal statutes the Company is jointly and severally liable for cleanup costs at each location, the Company's share of total costs is estimated not to exceed $350,000 for three of the "Superfund" sites and the Texas site. No estimate of cleanup costs for the Madison, Florida, site is possible at this time, and the Company believes it is not a responsible party for cleanup of the Madison, Florida site nor for the site at Tarrant County, Texas.

     At one "Superfund" site in Tampa, Florida, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site. The costs to the Company are estimated at $150,000 in fiscal year 1994, with additional annual costs for an indefinite period thereafter.

     The Company is also participating in the cost of cleanup of a fuel tank leak at a New Mexico site formerly owned by it. The cleanup costs are to be prorated with others on the basis of the total time of ownership of the participants. The Company pro-ration is 15%. Total costs are estimated at less than $150,000, with minimal annual monitoring costs thereafter.

     The Company believes its ultimate liability as to these environmental matters will not necessitate significant capital outlays, will not materially affect the earning power of the Company, nor cause material changes in the Company's business.

     Although the amount of liability with respect to all other claims and lawsuits cannot be ascertained, management is of the opinion that any resulting liability will not have a material effect on the Company's consolidated earnings or financial position.

                      WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

     Results of Operations

     Sales for the current quarter were $3.4 billion, a $136.3 million increase, or 4.2% over the comparable quarter ended January 6, 1993. Year-to-date, sales were $5.8 billion, a $208.6 million, or 3.7%, increase over the comparable period last year. Sales increases resulted primarily from an increase in average store sales and identical store sales. The increase in identical store sales was 1.9% for the quarter and 1.8% year to date. Average store sales increased 4.8% for the quarter and 4.7% year to date.

     The Company opened 27 new stores, averaging 41,600 square feet, acquired 4 stores, averaging 44,000 square feet, enlarged or remodeled 39 stores, and closed 24 older stores, averaging 25,900 square feet. As of January 12, 1994, retail space totaled 40.2 million square feet. Currently, 46 new stores are under construction. The Company plans to open 70 new stores in the current fiscal year. The Company has 1,172 stores in operation compared with 1,191 stores last year. Of the 1,172 stores, 581 are larger than 35,000 square feet. Stores not performing up to expectations were closed, which resulted in a reduction in the total number of stores.

     Gross profit increased $ 40.4 million for the quarter and $65.0 million, year-to-date. As a percent to sales, gross profit for the current quarter was 22.7%, compared to 22.4% in the previous year. Year-to-date, gross profit as a percent to sales was 22.6% in the current year, compared to 22.3% in the previous year. The increase in gross profit is a result of our computerized buying, our forward buy purchasing program and a lower LIFO inventory charge.

     Operating and administrative expenses increased $25.4 million for the current quarter and $38.4 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 20.5%, compared to 20.6% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 20.7% for the current year and 20.8% for the previous year. We have been able to control the increase in operating and administrative expenses through effective cost reduction programs (increased productivity through improved work planning at the retail level and the reduction of the number of store deliveries).

     Cash discounts and other income decreased $9.1 million for the current quarter and $14.0 million year-to-date. Cash discounts increased primarily due to greater volume of merchandise purchased. Investment income for the
     current quarter totaled $1.4    million compared to $7.8 million last year.
     Year-to-date, investment income totaled $2.3 million for the current year, compared to $11.0 million in the previous year. The decrease in investment income is due primarily to lower interest rates in the current year and no sales of marketable securities in the current year. In the previous year there were $4.4 million in gains on the sale of marketable securities.

     Interest expense totaled $5.1 million for the current quarter compared to $5.2 million for the comparable period last year. Year-to-date, interest
     expense totaled $9.1   million in both the current and previous fiscal
     years.

     Earnings before income taxes were $102.9 million for the current quarter compared to $97.0 million in the previous year. Year-to-date, earnings before income taxes were $160.9 million in the current year and $148.3 million in the previous year. The increase in pretax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 38% for the current year and 35% for the previous year. This rate is expected to approximate the effective rate for the full 1994 fiscal year.

     The retroactive increase in the Federal corporate income tax rate from 34% to 35%, effective January 1, 1993, resulted in additional income tax expense in the current year. This increase in income tax expense was offset by an increase in prepaid income taxes resulting from the Federal income tax rate increase as required by Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes."

     Net earnings amounted to $63.8 million, or $0.85 per share for the current quarter compared to $63.0 million, or $0.82 per share for the comparable
     period last year.    Year-to-date, net earnings amounted to $99.7 million,
     or $1.33 per share compared to $96.4 million, or $1.26 per share for the previous year. The LIFO charge reduced net earnings by $2.3 million, or
     $0.03 per share for the current quarter compared to $2.4    million, or
     $0.03 per share in the previous year. Year-to-date, the LIFO charge reduced net earnings $3.9 million, $0.05 per share as compared to $4.1 million or $0.05 per share in the previous year.

     Liquidity and Capital Resources

     The Company's financial condition remains very sound and very strong. Cash, cash equivalents and short-term investments amounted to $134.5 million at January 12, 1994. Net cash provided by operating activities amounted to $195.5 million for the 28 weeks ended January 12, 1994, compared to $37.3 million for the comparable period last year. Capital expenditures totaled $140.6 million compared to $115.1 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $650 million in 1994. The Company has no material construction or purchase commitments outstanding as of January 12, 1994.

     Working capital amounted to $508.7 million at January 12, 1994 compared to $544.7 million at June 30, 1993.

     The Company has an authorized $200 million Commercial Paper Program. In addition, the Company has $250 million of short-term lines of credit.
     These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of January 12, 1994, $140 million of commercial paper was outstanding.

     Excluding capital leases, the Company had no outstanding long-term debt as of either January 12, 1994 or June 30, 1993.

     The Company's available credit facilities and cash flow from operations are considered adequate to fund the short-term and long-term capital needs of the Company.

     The Company has been notified as one of the many Potentially Responsible Parties (PRPs) by the Environmental Protection Agency (EPA) with respect to the clean up of hazardous waste at seven "Superfund" sites and one additional site. The Company is in the process of determining the potential liability and the most cost effective way to clean up such sites. The Company does not believe that the ultimate liability will materially affect the earning power of the Company.

     Impact of Inflation

     The Company's primary costs, which are inventory and labor, increase with inflation. Recovery of these increases has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

                           WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                            Part II  -  Other Information



     Item 5.   Other Information





     Item 6.   Exhibits and Reports on Form 8-K

     Exhibits

     11.1      Computation of Earnings Per Share

     Report on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended January 12, 1994


                                  SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WINN-DIXIE STORES, INC.



                                            RICHARD P. MCCOOK
   Date: February  3, 1994              --------------------------
                                            Richard P. McCook
                                        Financial Vice President and
                                         Principal Financial Officer


                                              DAVID H. BRAGIN
   Date: February  3, 1994              ---------------------------
                                              David H. Bragin
                                           Corporate Treasurer and
                                        Principal Accounting Officer