Form 10-Q
period 1994-04-06
WINN DIXIE STORES INC
filed 1994-04-26
CIK 107681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             _____________________

                                   FORM 10-Q

(Mark One)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES  EXCHANGE ACT OF 1934
                 For the quarterly  period  ended April 06, 1994

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to ____________

                          Commission File Number 1-3657

                             _____________________

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

                                   Unchanged
   (Former name, former address and former fiscal year, if changed since last report)
                             _____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes t    No  o

     As of April 21,1994, there were 74,443,076 shares outstanding of the registrant's common stock, $1 par value.

                            WINN-DIXIE STORES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         Part I:  Financial Information


                                                                 Page
     Condensed Consolidated Statements of Earnings
        (Unaudited), For the 12 and 40 Weeks Ended
        April 06, 1994  and  March 31, 1993                      1

     Condensed Consolidated Balance Sheets (Unaudited),
        April 06, 1994 and June 30, 1993                         2

     Condensed Consolidated Statements of Cash Flows
        (Unaudited), For the 40 Weeks Ended
        April 06, 1994 and   March 31,  1993                     3

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                              4-5

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      6-8

                          Part II:  Other Information

     Item 5.  Other Information                                  9

     Item 6.  Exhibits and Reports on Form 8-K                   9

     Signatures                                                  9

     Computation of Earnings Per Share                           Exhibit 11.1

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     Amounts in thousands except per share data

              MOST RECENT QUARTER
                                                     For the 12 Weeks Ended
                                                --------------------------------
                                                April  6, 1994    March 31, 1993
                                                --------------    --------------
 Net sales                                     $    2,651,491         2,504,214
 Cost of sales                                      2,047,577         1,937,599
                                                  ------------      ------------
 Gross profit                                         603,914           566,615
 Operating & administrative expenses                  536,614           500,240
                                                  ------------      ------------
 Operating income                                      67,300            66,375
 Cash discounts & other income                         20,349            27,103
 Interest expense                                      (3,729)           (5,480)
                                                  ------------      ------------
 Earnings before income taxes                          83,920            87,998
 Provision for income taxes                            31,888            30,799
                                                  ============      ============
 Net earnings                                  $       52,032            57,199
                                                  ============      ============
 Earnings per share                            $         0.70              0.75
                                                  ============      ============
 Dividends per share                           $         0.36              0.33
                                                  ============      ============




              FISCAL YEAR-TO-DATE
                                                     For the 40 Weeks Ended
                                                     ----------------------
                                                April  6, 1994    March 31, 1993
                                                --------------    --------------
 Net sales                                     $    8,496,917         8,141,015
 Cost of sales                                      6,570,457         6,316,828
                                                  ------------      ------------
 Gross profit                                       1,926,460         1,824,187
 Operating & administrative expenses                1,747,746         1,672,941
                                                  ------------      ------------
 Operating income                                     178,714           151,246
 Cash discounts & other income                         78,919            99,624
 Interest expense                                     (12,860)          (14,552)
                                                  ------------      ------------
 Earnings before income taxes                         244,773           236,318
 Provision for income taxes                            93,009            82,711
                                                  ------------      ------------
 Net earnings                                  $      151,764           153,607
                                                  ============      ============
 Earnings per share                            $         2.03              2.01
                                                  ============      ============
 Dividends per share                           $         1.08              0.99
                                                  ============      ============

 See accompanying notes to Condensed Consolidated Financial Statements.

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               Amounts in thousands

 ASSETS                                         April  6, 1994     June 30, 1993
                                               ---------------   ---------------
  Cash and cash equivalents                  $         30,180            22,302
  Short-term investments                              107,927            85,482
                                               ---------------   ---------------
                                                      138,107           107,784
  Trade and other receivables                         178,139           162,590
  Associate stock loans                                 2,308             4,647
  Merchandise inventories less LIFO reserve
   of $216,201    ($207,201 at June 30, 1993)       1,086,038         1,041,451
  Prepaid expenses                                     84,689            96,728
                                               ---------------   ---------------
    Total current assets                            1,489,281         1,413,200
                                               ---------------   ---------------
  Investments and other assets                         31,310            15,043
  Prepaid income taxes                                 50,464            47,684
  Net property, plant and equipment                   659,006           586,633
                                               ---------------   ---------------

  Total assets                               $      2,230,061         2,062,560
                                               ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                           $        542,812           493,190
  Reserve for insurance claims and
    self-insurance                                     60,964            65,134
  Accrued wages and salaries                           79,639            66,821
  Accrued rent                                         58,250            57,557
  Accrued expenses                                    101,936            84,893
  Short-term borrowings                               100,000            80,000
  Current obligations under
    capital leases                                      3,320             2,989
  Income taxes                                         37,165            17,962
                                               ---------------   ---------------
    Total current liabilities                         984,086           868,546
                                               ---------------   ---------------
  Obligations under capital leases                     84,253            87,153
  Defined benefit plan                                 22,401            19,454
  Reserve for insurance claims and
    self-insurance                                    107,669           100,169
  Other liabilities                                     2,200             2,273
  Shareholders' equity:
    Common stock                                       74,391            74,956
    Retained earnings                                 955,061           910,009
                                               ---------------   ---------------
    Total shareholders' equity                      1,029,452           984,965
                                               ---------------   ---------------
  Total liabilities and shareholders'
    equity                                   $      2,230,061         2,062,560
                                               ===============   ===============

 See accompanying notes to Condensed Consolidated Financial Statements.

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Amounts in thousands

                                                     For the 40 Weeks Ended
                                                ------------------------------
               FISCAL YEAR-TO-DATE              April  6, 1994  March 31, 1993
                                                --------------  --------------
 Cash flows from operating activities:
  Net earnings                                  $     151,764          153,607
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                  122,934          109,164
       Prepaid income taxes                            (2,780)            -
       Defined benefit plan                             2,947            2,583
       Increase in reserve for
         self-insurance                                 3,330            3,105
       Change in cash from:
                Receivables                           (13,210)         (32,447)
                Merchandise inventories               (44,587)         (83,849)
                Prepaid expenses                       12,039           14,767
                Accounts payable                       49,622           72,106
                Income taxes                           19,203          (16,147)
                Other current accrued expenses         36,139          (39,515)
                                                    ----------       ----------
 Net cash provided by operating activities            337,401          183,374
                                                    ----------       ----------
 Cash flows from investing activities:
  Purchases of property, plant
    and equipment, net                               (195,306)        (143,327)
  Decrease (increase) in investments
    and other assets                                  (38,712)         115,110
                                                   -----------      -----------
 Net cash used in investing activities               (234,018)         (28,217)
                                                   -----------      -----------
 Cash flows from financing activities:
  Increase in short-term borrowings                    20,000             -
  Payments on capital lease obligations                (2,569)          (3,032)
  Purchase of common stock and changes in
    retained earnings                                 (32,232)         (87,100)
  Dividends paid                                      (80,631)         (75,785)
  Other                                                   (73)            -
                                                   -----------      -----------
 Net cash used
    in financing activities                           (95,505)        (165,917)
                                                   -----------      -----------
 Increase (decrease) in cash and cash equivalents       7,878          (10,760)
 Cash and cash equivalents at beginning of year        22,302           19,466
                                                   -----------      -----------
 Cash and cash equivalents at end of period     $      30,180            8,706
                                                   ===========      ===========
 Supplemental cash flow information:
  Interest paid                                 $      12,447           11,620
  Interest and dividends received               $       2,041           15,126
  Income taxes paid                             $      74,041           98,933
                                                   ===========      ===========
 See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quar ters shown. These condensed financial statements should be read in conjunction with the fiscal 1993 Form 10-K Annual Report of the Company.

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

(C)  Results for the  quarter reflect a  pretax LIFO inventory  charge of  $2.7 million in 1994 and $2.7 million in 1993. The cumulative current year charge is $9.0 million as compared with $9.1 million in 1993. If the FIFO method had been used, current quarter net earnings would have been $53.7 million or $0.72 per share as compared with net earnings of $58.9 million or $0.77 per share in the previous year. The cumulative year net earnings would have been $157.4 million, or $2.11 per share as compared with $159.4 million, or $2.09 per share.

(D) The Company has an authorized $200 million Commercial Paper Program and short-term lines of credit totaling $250 million. As of April 06, 1994, $100 million of commercial paper was outstanding.

(E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, resulted in additional income tax expense in the current quarter and year to date.

(F)  Litigation:   There are  pending against  the Company  various claims  and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

     Under the Provisions of U. S. Environmental Protection laws, the Environmental Protection Agency (EPA) has notified the Company that it is one of many Potentially Responsible Parties (PRPs) for cleanup of two designated "Superfund" sites located in Tampa, Florida, and three such sites in Jacksonville (2 related sites), and one site each in Madison and Baldwin, Florida. It has also notified the Company that it is a PRP for cleanup of one "non-Superfund" site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

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

     Results of Operations

     Sales for the current quarter were $2.7 billion, a $147.3 million increase, or 5.9% over the comparable quarter ended March 31, 1993. Year-to-date, sales were $8.5 billion, an increase of $355.9 million, or 4.4%, increase over the comparable period last year. Sales increases resulted primarily from an increase in average store sales and identical store sales. Sales were also positively impacted by the Easter holiday which fell in the third quarter this year versus the fourth quarter last year. The increase in identical store sales was 3.5% for the quarter and 2.4% year to date. Average store sales increased 6.2% for the quarter and 5.3% year to date.

     The Company opened 40 new stores, averaging 42,200 square feet, acquired 5 stores, averaging 43,600 square feet, enlarged or remodeled 50 stores, and closed 49 older stores, averaging 26,600 square feet. As of April 06, 1994, retail space totaled 40.2 million square feet. Currently, 26 new stores are under construction. The Company plans to open 15 new stores in the current fiscal year. The Company has 1,161 stores in operation compared with 1,165 stores last year. Of the 1,161 stores, 596 are larger than 35,000 square feet. Stores not performing up to expectations were closed, which resulted in a reduction in the total number of stores.

     Gross profit increased $37.3 million for the quarter and $102.3 million, year-to-date. As a percent to sales, gross profit for the current quarter was 22.8%, compared to 22.6% in the previous year. Year-to-date, gross profit as a percent to sales was 22.7% in the current year, compared to 22.4% in the previous year. The increase in gross profit is a result of our computerized buying, our forward buy purchasing program and a lower LIFO inventory charge.

     Operating and administrative expenses increased $36.4 million for the current quarter and $74.8 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 20.2%, compared to 20.0% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 20.6% for the current year and 20.6% for the previous year. We have been able to control the increase in operating and administrative expenses through effective cost reduction programs (increased productivity through improved work planning at the retail level and the reduction of the number of store deliveries).

     Cash discounts and other income decreased $6.8 million for the current quarter and $20.7 million year-to-date. Cash discounts increased primarily due to greater volume of merchandise purchased. Investment income (loss) for the current quarter totaled $(1.5) million compared to $1.1 million last year. Year-to-date, investment income totaled $0.7 million for the current year, compared to $12.1 million in the previous year. The decrease in investment income is due primarily to lower interest rates in the current year and no sales of marketable securities in the current year. In the previous year there were $4.5 million in gains on the sale of marketable securities.

     Interest expense totaled $3.7 million for the current quarter compared to $5.5 million for the comparable period last year. Year-to-date, interest expense totaled $12.9 million in the current year and $14.6 million in the previous year.

     Earnings before income taxes were $83.9 million for the current quarter compared to $88.0 million in the previous year. Year-to-date, earnings before income taxes were $244.8 million in the current year and $236.3 million in the previous year. The increase in pretax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 38% for the current year and 35% for the previous year. This rate is expected to approximate the effective rate for the full 1994 fiscal year.

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

     Net earnings amounted to $52.0 million, or $0.70 per share for the current quarter compared to $57.2 million, or $0.75 per share for the comparable period last year. Year-to-date, net earnings amounted to $151.8 million, or $2.03 per share compared to $153.6 million, or $2.01 per share for the previous year. The LIFO charge reduced net earnings by $1.7 million, or $0.02 per share for the current quarter compared to $1.7 million, or $0.02 per share in the previous year. Year-to-date, the LIFO charge reduced net earnings $5.6 million, $0.08 per share as compared to $5.8 million or $0.08 per share in the previous year.

     Liquidity and Capital Resources

     The Company's financial condition remains very sound and very strong. Cash, cash equivalents and short-term investments amounted to $138.1 million at April 06, 1994. Net cash provided by operating activities amounted to $337.4 million for the 40 weeks ended April 06, 1994, compared to $183.4 million for the comparable period last year. Capital expenditures totaled $195.3 million compared to $143.3 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $650 million in 1994. The Company has no material construction or purchase commitments outstanding as of April 06, 1994.

     Working capital amounted to $505.2 million at April 06, 1994 compared to $544.7 million at June 30, 1993.

     The Company has an authorized $200 million Commercial Paper Program. In addition, the Company has $250 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of April 06, 1994, $100 million of commercial paper was outstanding.

     Excluding capital leases, the Company had no outstanding long-term debt as of either April 06, 1994 or June 30, 1993.

     The Company's available credit facilities and cash flow from operations are considered adequate to fund the short-term and long -term capital needs of the Company.

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

     Item 5.   Other Information

               A.C. Webb, 53, Director of Services and Mark Sellers,40, Director of Produce and Floral Operations were elected Vice Presidents of the Company on April 20, 1994.




          Item 6.   Exhibits and Reports on Form 8-K




     Exhibits

     11.1      Computation of Earnings Per Share

     Report on Form 8-K

     There were no reports on Form 8 -K filed for the quarter ended April 06, 1994.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 27, 1994                 RICHARD P. MCCOOK
                                     _________________
                                      Richard P. McCook
                                 Financial Vice President and
                                 Principal Financial Officer



Date: April 27, 1994                 DAVID H. BRAGIN
                                    _________________
                                     David H. Bragin
                                 Corporate Treasurer and
                                 Principal Accounting Officer