Form 10-K
period 1994-06-29
WINN DIXIE STORES INC
filed 1994-09-16
CIK 107681

PART I

ITEM 1:  BUSINESS

General

    Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food retailer with 1,159 stores in 13 southeastern and southwestern states and the Bahamas Islands. According to published reports of sales at June 29, 1994 the Company was the fifth largest in United States supermarket sales.

    All of the Company's subsidiaries except Bahamas Supermarkets, Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes the parent company and all of its subsidiaries collectively.

    Financial information on industry segments and lines of business is omitted because, apart from the principal business of operating retail self-service food stores, the Company had no other lines of business or industry segments.
Store Formats and Business Strategy

     The business of the Company is the operation of a chain of retail self-service food stores which sell groceries, meats, seafood, fresh produce, deli/bakery, pharmaceuticals and general merchandise items. The Company's stores offer broad lines of merchandise, including nationally advertised and private label brands and unbranded merchandise (principally meats, seafood and produce), and generally operate on the basis of competitive pricing. Food items sold include dry groceries, dairy products, baked goods, meats, poultry and fish, fresh fruit, vegetables, frozen foods and other items commonly marketed by retail food stores. The Company's stores also sell many general merchandise items, such as cigarettes, soaps, paper products, health and cosmetic products, hardware, and numerous small household items. Some locations (255) have pharmacies that fill prescriptions. Some locations (842) have fresh seafood markets that sell fresh fish. At June 29, 1994, the
Company operated in the United States 1,145 retail stores of which 439    were
located in Florida, 129 in North Carolina, 126 in Georgia, 86 in South
Carolina, 84 in Alabama, 78   in Louisiana, 72 in Texas, 53 in Kentucky, 30 in
Virginia, 20 in Tennessee, 18 in Mississippi, 7 in Oklahoma and 3 in Indiana. Such stores were operated under the names of "Winn-Dixie" (858), "Marketplace"
(286) and "Buddies" (1). In addition, the Company operated 14 stores in the Bahamas Islands under the names "The City Meat Markets" (11) and "Winn-Dixie Stores" (3).

Support and Other Services

    The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:



ITEM 1:  BUSINESS, continued

           LOCATION            FACILITIES

ALABAMA
          Montgomery          Distribution center;  Plants:  milk bottling and
                              frozen pizza

FLORIDA
          Jacksonville        Two Distribution centers; Plants:  detergents;
                              paper bags; coffee, tea and spices

          Madison             Plant:  meat processing

          Miami               Distribution center;  Plant:  milk bottling

          Orlando             Distribution center

          Bartow              Plant:  egg processing
          Plant City          Plants:  ice cream and milk bottling
          Pompano             Distribution center
          Sarasota            Distribution center
          Tampa               Distribution center

GEORGIA
          Atlanta             Distribution center

          Fitzgerald          Plants: jams, jellies, mayonnaise, salad
                              dressing, peanut butter and condiments; canned and bottled carbonated beverages


          Gainesville         Plants: oleomargarine; natural cheese cutting
                              and wrapping, processed cheese and pimento cheese

          Valdosta            Plants:  crackers, cookies and snacks

KENTUCKY
          Louisville          Distribution center

LOUISIANA
          New Orleans         Distribution center

          Hammond             Distribution center; Plant:  milk bottling

NORTH CAROLINA
          Charlotte           Distribution center
          Raleigh             Distribution center
          High Point          Plants:  milk bottling and cultured products

SOUTH CAROLINA
          Greenville          Distribution center;  Plants: milk bottling and
                              ice cream

TEXAS
          Fort Worth          Distribution center;  Plant: milk bottling

BAHAMAS
          Nassau              Distribution center


ITEM 1:  BUSINESS, continued

     An insignificant portion of the production of the coffee, tea, detergent, cheese, oleomargarine, egg, condiments, carbonated beverage and cookie plants is sold to others.

     Types of products produced by the Company for sale in its stores are described above. Services provided by the Company such as check cashing are incidental to the total business.

     The Company has not publicly announced, or otherwise made public, information about any new product or industry segment which would require the investment of a material amount of the assets of the Company or which otherwise is material.

     Sources of available raw materials are factors which do not affect the Company in any different manner than they affect other manufacturers and processors of the goods identified.

     Patents and trademarks owned by the Company are not of material importance to its operations.

     Seasonality does not materially affect the business of the Company. However, due to the influx of winter residents to the Sunbelt, Florida in particular, and increased purchases of food items for the Thanksgiving and Christmas holiday seasons, there is a seasonal sales increase during the period of November - April each fiscal year.

     The Company and other food retailers have no unusual working capital requirements.

     The business of the Company is not dependent upon a single or a few customers. The Company does not sell goods or services in an amount which equals 10 percent or more of the Company's consolidated sales to any single customer or group of customers under common control or to any affiliated group of customers.

     Backlog ordering is not a factor in the business of the Company.

     No portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Marketing and Competition

     In all areas in which the Company operates, the business is highly competitive with local and national food chain stores as well as with independent stores and markets. Many factors enter into the competition, including price, quality of goods and services, product mix and convenience.

     The retail food industry is extremely competitive. Each division faces somewhat different competitive conditions. The following table lists the major competitors for each division.

    Division                    Major Competitors
Jacksonville    Publix, Albertson's, Piggly Wiggly (Bruno), Food Lion
Tampa/Sarasota  Publix, Kash N Karry, Albertson's, Food Lion
Montgomery      Bruno, Delchamps, Walmart Supercenter
Miami/Pompano   Publix, XTRA, Sedano's, Albertson's
Orlando         Publix, Albertson's, Goodings, Food Lion
Greenville      Food Lion, Bi-Lo, Super K
Raleigh         Food Lion, Harris-Teeter, Kroger
Charlotte       Food Lion, Harris-Teeter
Atlanta         Kroger, Ingles, A&P, Cub, Publix

Louisville      Kroger
New Orleans     Delchamps, Schwegmans, National Tea, Albertson's
Fort Worth      Kroger, Albertson's, Minyards, Food Lion, Randall's,
                Walmart Supercenter
Bahamas         Supervalu

     Additionally, local chains and wholesaler-supported independents are well represented in all regions.

     Winn-Dixie is considered a major competitor in all geographic areas in which it competes.


ITEM 1:  BUSINESS, continued

     The Company did not spend a material amount on Company-sponsored research and development activities or on Company-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during any of the years in the three-year period ended June 29, 1994.

Government Regulation

     The Company's compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material affect on its capital expenditures, earnings or competitive position.

Associates

     At the end of fiscal 1994, the Company had 40,000 full-time and 72,000 part-time associates.

Bahamas

     All sales are to customers within the United States and the Bahamas Islands. The Company exports an insignificant amount of merchandise to its subsidiaries in the Bahamas which operate 14 retail food stores as outlined above. Retail sales in the Bahamas are not considered to be material.

ITEM 2:   PROPERTIES

Stores

     All of the retail stores operated by the Company are on premises occupied on a rental basis. See "Note 9 of the Notes to Consolidated Financial Statements", page F-14 included herein.

Support Properties

     The warehousing and distribution centers are rented under leases due to
expire as follows:  Greenville - 2002; Louisville  -  2002; Tampa  -   2017;
Miami  -  2017;   Raleigh  -  2017;  Montgomery  -  2017;  New Orleans  -
2017;  Sarasota  -  2017;  Jacksonville (Edgewood)  -  2002;  Fort Worth  -
2016;  Atlanta  -  2002;  Pompano  -  2003;  Charlotte  -  2004;   Orlando  -
2005; Jacksonville (Commonwealth) - 2011 and Hammond - 2016. All of these contain renewal options, which vary from lease to lease.

     The Hialeah warehouse facility, the milk plant in Miami and the Deep South plant in Orlando, Florida, are no longer in operation and have been replaced with new facilities. These properties are now owned in fee by the Company and are being held for sale.

     The Company's Valdosta cracker and cookie bakery, Fort Worth dairy plant, Madison meat processing plant, Plant City ice cream and milk bottling plant, and Gainesville margarine and cheese processing and packaging plant are owned in fee.

     The Company's Greenville milk bottling and ice cream; Jacksonville coffee, tea and spices processing, detergent and bag plants; Montgomery milk bottling plant; and Hammond milk bottling plant are situated at the leased warehousing and distribution center locations in those cities. The Bartow egg processing plant, High Point milk bottling and cultured products plant, Montgomery frozen pizza plant and the Fitzgerald jam, jellies, mayonnaise, salad dressing, peanut butter, condiments and canned and bottled carbonated beverage plant are rented under leases.

     All of the above support properties are considered to be in excellent condition.

ITEM 3:  LEGAL PROCEEDINGS

     There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

     The U.S. Environmental Protection Agency has notified the Company that it is one of the many potentially responsible parties (PRPs) for cleanup of two designated Superfund sites located in Tampa, Florida, three such sites in Jacksonville (2 related sites) and one site in Madison, Florida. The Company may be a PRP for cleanup of one non-Superfund site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

  The Company has entered into orders by consent with numerous other PRPs to conduct studies and do cleanup for three of the Superfund sites and is negotiating an agreement with PRPs who are under an order at another Superfund site to determine the most cost-effective way to clean up such sites.
Although under federal statutes the Company is jointly and severally liable for cleanup costs at each location, the Company's share of total costs is estimated not to exceed $350,000 for four of the Superfund sites and the Texas site.

  The Company believes it is not a responsible party for cleanup of the Madison, Florida, and Tarrant County, Texas, sites and has no estimate of costs for those matters. Other than these two and the New Mexico site mentioned below, these involve wastes the Company paid to be properly disposed and were mishandled by disposal companies or public disposal sites.

     At one of the Tampa sites, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site. The costs to the Company are estimated at $150,000 in fiscal year 1994 with substantial credits for this year, with additional annual costs for an indefinite period thereafter.

     The Company is also involved in the cleanup of a fuel tank leak at a New Mexico site formerly owned by it. The cleanup costs are to be prorated with others on the basis of the total time of ownership of the participants. The Company's share is 15% of the total costs estimated to be less than $150,000, with minimal annual monitoring costs thereafter.

     It is the Company's policy to accrue and charge against earnings the environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated, including evaluation of the other PRPs' ability to pay. The Company believes its ultimate liability as to these environmental matters will not necessitate significant capital outlays, will not materially affect the annual earnings of the Company, nor cause material changes in the Company's business. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation.

     Although the amount of liability with respect to all other claims and lawsuits cannot be ascertained, management is of the opinion that any resulting liability will not have a material affect on the Company's consolidated earnings or financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 29, 1994.


Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company:

                                                      YEAR      YEAR FIRST
               AGE IN                                APPOINTED    EMPLOYED
              YEARS AT                              TO  CURRENT      BY
     NAME     06-29-94    OFFICE HELD                POSITION     WINN-DIXIE
A. Dano Davis     49  Chairman of the Board and        1988         1968
                      Principal Executive Officer
James Kufeldt     56  President                        1988         1961
C. H. McKellar    56  Executive Vice President         1988         1957
E. T. Walters     60  Senior Vice President            1989         1959
C. E. Winge       49  Senior Vice President            1988         1963
T. E. McDonald    57  Senior Vice President            1986         1955
H. E. Hess        54  Senior Vice President            1988         1958
W. E. Ripley, Jr. 48  Vice President, Secretary
                      and General Counsel              1991         1978
R. P. McCook      41  Financial Vice President and
                      Principal Financial Officer      1984         1984
L. H. May         49  Vice President                   1989         1964
D. H. Bragin      50  Treasurer                        1985         1961
R. J. Brocato     50  Vice President                   1993         1963
W. C. Calkins     55  Vice President                   1987         1958
J. W. Critchlow   47  Vice President                   1988         1967
R. J. Ehster      53  Vice President                   1983         1958
R. R. George      49  Vice President                   1993         1966
D. G. Lafever     45  Vice President                   1990         1966
H. E. Miller      62  Vice President                   1984         1956
J. R. Pownall     57  Vice President                   1986         1955
L. J. Sadlowski   53  Vice President                   1983         1961
R. A. Sevin       51  Vice President                   1987         1961
B. B. Tripp       57  Vice President                   1987         1954
D. L. Whitford    46  Vice President                   1991         1964

  J. D. Bell, Vice President and Director of Services, passed away during fiscal year 1994. Jim Bell had been an associate for 42 years. A.C. Webb was elected Vice President and Director of Services.

  M. A. Sellers, Director of Produce and Floral Operations, was elected Vice President and Director of Produce and Floral Operations.

  All of the officers listed above have been employed for the past five years in either the same capacity as listed, or in a position with the Company which was consistent in occupation with the present assignment.

  Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected. No officers have employment contracts with the Company.


                              PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of August 15, 1994 was 39,226.

     Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is hereby incorporated by reference to "Note 12 of the Notes to Consolidated Financial Statements", page F-17 included herein.

ITEM 6: SELECTED FINANCIAL DATA

     The information required by this Item is on page F-1 included herein.

 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is on page F-2 included herein.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 13 included herein.

ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 29, 1994.

                          PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items are incorporated herein by reference to the Company's definitive proxy statement to be filed on or before September 2, 1994 in connection with its Annual Meeting of Shareholders.

                          PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules:

      (a)  Exhibit and Financial Statements and Schedules

         (1)  Financial Statements:

               See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 13 included herein.

         (2)  Financial Statement Schedules:

                See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 13 included herein.
Exhibits:

     Certain of the following exhibits which have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and which are designated in prior filings as noted below, are hereby incorporated by reference and made a part hereof:

Exhibit                                                                   Incorporated by
Number             Description of Exhibit                                 Reference From

3.1     Restated Articles of Incorporation as filed with       Previously filed as Exhibit 3.1 to Form
        the Secretary of State of Florida .                    10-K for the year ended June 30, 1993,
                                                               which Exhibit is herein incorporated by
                                                               reference.*

3.1.1    Articles of Amendment to Restated Articles of         Previously filed as Exhibit 3.1.1 to Form
         Incorporation as adopted October 7, 1992.             10-K for the year ended June 30, 1993,
                                                               which Exhibit is herein incorporated by
                                                               reference.*

3.1.2    Amendment to Restated Articles of Incorporation       Previously filed as Exhibit 3.1.2 to Form
         as adopted October 7, 1992.                           10-K for the year ended June 30, 1993,
                                                               which Exhibit is herein incorporated by
                                                               reference.*

3.2 Restated By-Laws of the Registrant as amended through June 22, 1994.

3.2.1 Amendment to By-Laws of the Registrant as adopted by the Board of Directors of Registrant on October 6, 1993.


3.2.2 Amendment to By-Laws of the Registrant as adopted by the Board of Directors of Registrant on June 22, 1994.



9.1      Agreement of Shareholders of D.D.I., Inc.             Previously filed as Exhibit 9.1 to Form
         (formerly Vadis Investments, Inc.) dated April        10-K for the year ended June 30, 1993,
         19, 1989.                                             which Exhibit is herein incorporated by
                                                               reference.*


10.1     Revised Stock Purchase Plan for Employees, as         Previously filed as Exhibit 10.1 to Form
         amended through October 7, 1992.                      10-K for the year ended June 30, 1993,
                                                               which Exhibit is herein incorporated by
                                                               reference.*


10.1.1   Amendment to Revised Stock Purchase Plan for          Previously filed as Exhibit 10.1.1 to
         Employees adopted October 7, 1992.                    Form 10-K for the year ended June 30,
                                                               1993, which Exhibit is herein
                                                               incorporated by reference.*

10.2     Annual Officer Incentive Compensation Plan as         Previously filed as Exhibit 10.2 to Form
         amended, effective June 17, 1991.                     10-K for the year ended June 30, 1993,
                                                               which Exhibit is herein incorporated by
                                                               reference.*


10.3     Long-term Officer Incentive Compensation Plan         Previously filed as Exhibit 10.3 to Form
         as amended, effective June 27, 1991.                  10-K for the year ended June 30, 1993,
                                                               which Exhibit is herein incorporated by
                                                               reference.*


10.4     Employees' Profit Sharing Retirement Plan of
         Winn-Dixie Stores, Inc., as amended and
         restated effective as of January 1, 1993, as amended through October 6, 1993.


10.4.1   Amendment to Employees' Profit Sharing
         Retirement Plan of Winn-Dixie Stores, Inc., as adopted October 6, 1993, effective January 1,
         1993.


10.5     Key Employee Stock Option Plan effective              Previously filed as Exhibit 10.5 to Form
         January 24, 1990, as amended through October          10-K for the year ended June 30, 1993,
         7, 1992.                                              which Exhibit is herein incorporated by
                                                               reference.*





10.5.1   Amendment to Key Employee Stock Option Plan           Previously filed as Exhibit 10.5.1 to
         dated June 22, 1992.                                  Form 10-K for the year ended June 30,
                                                               1993, which Exhibit is herein
                                                               incorporated by reference.*


10.6     Supplemental Retirement Plan dated July 1,
         1994


11.1     Computation of Earnings Per Share.


22.1     Subsidiaries of Winn-Dixie Stores, Inc.


24.1     Consent of KPMG Peat Marwick.


* Incorporated herein by reference as indicated

      (b)  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended June 29, 1994.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WINN-DIXIE STORES, INC.

                                            A. DANO DAVIS
                                        By -------------------------
                                            A. Dano Davis, Chairman


                                              September 16, 1994
                                         Date -----------------------


  Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


A. DANO DAVIS          Chairman (Principal            September 16, 1994
- -----------------      executive officer) and
(A. Dano Davis)        Director


J. KUFELDT             President and Director         September 16, 1994
- -----------------
(J. Kufeldt)


RICHARD P. MCCOOK      Financial Vice President       September 16, 1994
- -----------------     (Principal financial officer)
(Richard P. McCook)


D. H. BRAGIN           Treasurer (Principal           September 16, 1994
- -----------------      accounting officer)
(D. H. Bragin)


A. D. DAVIS             Director                      September 16, 1994
- --------------------
(A. D. Davis)


 ROBERT D. DAVIS        Director                      September 16, 1994
- --------------------
(Robert D. Davis)


T. WAYNE DAVIS          Director                      September 16,1994
- --------------------
(T. Wayne Davis)


SIGNATURES, continued


C. H. MCKELLAR          Director                      September 16, 1994
- --------------------
(C. H. McKellar)


RADFORD D. LOVETT       Director                      September 16, 1994
- --------------------
(Radford D. Lovett)


CHARLES P. STEPHENS     Director                      September 16, 1994
- --------------------
(Charles P. Stephens)



                         Director                      September  , 1994
- --------------------
(Armando M. Codina)


DAVID F. MILLER         Director                      September 16, 1994
- --------------------
(David F. Miller)


CARLETON T. RIDER       Director                      September 16, 1994
- --------------------
(Carleton T. Rider)

                                  WINN-DIXIE STORES, INC.
                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Financial Data                                                   F-1

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               F-2

Consolidated Financial Statements and Supplemental Data:

   Independent Auditors' Report                                           F-4

   Report of Management                                                   F-4

   Consolidated Statements of Earnings, Years ended June 29, 1994,
     June 30, 1993 and June 24, 1992                                      F-5

   Consolidated Balance Sheets, June 29, 1994 and June 30, 1993           F-6

   Consolidated Statements of Cash Flows, Years ended June 29, 1994,
     June 30, 1993 and June 24, 1992                                      F-7

   Consolidated Statements of Shareholders' Equity, Years ended
     June 29, 1994, June 30, 1993 and June 24, 1992                       F-8

   Notes to the Consolidated Financial Statements                         F-9

Financial Statement Schedules:

   Independent Auditors' Report on Financial Statement Schedules          S-1

  V   Consolidated Property, Plant and Equipment, Years Ended
         June 29, 1994, June 30, 1993 and June 24, 1992                   S-2

 VI   Consolidated Accumulated Depreciation and Amortization of Property,
         Plant and Equipment, Years ended June 29, 1994, June 30, 1993
         and June 24, 1992                                                S-3

VII   Consolidated Valuation and Qualifying Accounts, Years
         ended June 29, 1994, June 30, 1993 and June 24, 1992             S-4

 IX   Short-Term Borrowings, Years ended June 29, 1994, June 30, 1993
         and June 24, 1994                                                S-5

  X   Consolidated Supplementary Income Statement Information, Years
         ended June 29, 1994, June 30, 1993 and June 24, 1992             S-6

All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

                                                    SELECTED FINANCIAL DATA
                                                     1994       1993*    1992      1991      1990
                                                      Dollars in millions except per share data
 Sales
   Net sales                                    $   11,082    10,832    10,337    10,074     9,744
   Percent increase                                    2.3       4.8       2.6       3.4       6.5
   Average annual sales per store               $      9.6       9.4       8.7       8.3       8.0
 Earnings Summary
   Gross profit                                 $    2,534     2,446     2,360     2,261     2,127
     Percent of sales                                 22.9      22.6      22.8      22.4      21.8
   LIFO charge (credit)                         $       (2)        1       (11)        9        18
   Operating and administrative expenses        $    2,270     2,197     2,137     2,100     2,005
     Percent of sales                                 20.5      20.3      20.7      20.8      20.6
   Earnings before income taxes and
     cumulative effect of change
     in accounting principle                    $      348       364       328       259       224
   Earnings before effect of change
     in accounting principle                    $      216       236       216       171       153
     Per share                                  $     2.90      3.11      2.82      2.20      1.93
   Net earnings                                 $      216       236       196       171       153
     Per share                                  $     2.90      3.11      2.55      2.20      1.93
   Percent of net earnings to:
     Sales                                             2.0       2.2       1.9       1.7       1.6
     Average equity                                   21.2      24.4      21.6      20.4      19.1

   Dividends
     Dividends paid                             $    107.4     100.5      92.0      84.1      77.9
     Percent of net earnings                          49.7      42.5      46.9      49.2      51.1
     Per share (present rate $156)              $     1.44      1.32      1.20      1.08      0.99
   Common Stock  (WIN)
     Total shares outstanding (000,000)               74.2      75.0      76.9      77.1      78.3
               NYSE-Stock price range
               Common - High                    $    67.75     79.75     44.63     41.25     34.06
                        Low                     $    43.50     41.63     34.63     29.00     24.00

   Financial Data
     Cash flow information:
        Net cash provided by
          operating activities                  $    436.3     213.0     338.3     190.8     316.2
         Net cash used in investing activities  $    214.7      81.4     216.9      55.1     214.6
     Net cash used in financing activities      $    212.4     128.7     109.2     135.8     125.2
     Capital expenditures, net                  $    277.7     194.8     164.5     154.7     114.1
     Depreciation and amortization              $    157.4     141.1     126.9     113.4     118.1
     Working capital                            $    488.0     544.7     550.8     435.8     426.4
     Current ratio                                     1.6       1.6       1.7       1.6       1.6
     Total assets                               $    2,147     2,063     1,977     1,817     1,733
     Obligations under capital leases           $       85        87        90        97        83
     Shareholders' equity                       $    1,057       985       952       860       813
     Book value per share                       $    14.26     13.14     12.39     11.15     10.39
   Stores
     At year - end - In operation                    1,159     1,151     1,189     1,207     1,217
     Opened and acquired during year                    60        40        35        46        42
     Closed or sold during year                         66        78        53        56        54
     Remodeled or enlarged during year                  87        73        65        54        33
     New / remodeled / enlarged -
        in last five years                             535       475       464       481       514
     Year - end retail square footage (000,000)       40.7      39.0      38.6      37.9      37.0
     Average store size at year - end (000)           35.1      33.9      32.4      31.4      30.4
   Other Year-end Data
     Associates (000)                                  112       105       102       106       101
     Shareholders accounts (000)                      39.5      41.4      42.8      39.4      33.6
     Shareholders per store                             34        36        36        33        28
   Taxes
     Federal, state and local                   $      261       255       233       207       186
     Per share                                  $     3.50      3.35      3.04      2.65      2.35
 * 53 Weeks
                                                F-1

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations.

  Sales for 1994 amounted to $11.1 billion, an increase of 2.3% over 1993, a 53 week year. On a comparable 52 week year basis, the sales increase would have been 4.3%. The change in comparable store sales amounted to 2.0%, 2.8% and 1.8% for each of the last three fiscal years. Comparable store sales for 1994 reflect the softness in the retail food industry due to a weak economy throughout the year and increased competitive activity in our trade area. The Company operated 1,159, 1,151 and 1,189 retail stores with 40.7 million, 39.0 million and 38.6 million square feet at the end of fiscal year 1994, 1993 and 1992, respectively.

   In fiscal year 1994, the Company opened and acquired 60 stores averaging 43,500 square feet, enlarged or remodeled 87 stores and closed 66 stores, averaging 26,300 square feet.

  As a percent of sales, gross profit margins were 22.9%, 22.6% and 22.8% in fiscal 1994, 1993 and 1992, respectively. The increase in gross profit margins is a result of our computer-assisted merchandise acquisition systems and our forward-buy purchasing programs. Approximately 92% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO calculations resulted in a $2.0 million pre-tax increase in gross profit in 1994, a pre-tax decrease in gross profit of $0.5 million in 1993 and a pre-tax increase in gross profit of $10.8 million in 1992.

  Operating and administrative expenses, as a percent of sales, were 20.5%, 20.3% and 20.7% in fiscal 1994, 1993 and 1992, respectively.
Our major increases in operating and administrative expenses are depreciation, payroll and occupancy costs.

  Cash discounts and other income amounted to $98.1 million, $132.4 million and $119.4 million in 1994, 1993 and 1992, respectively.
Gains (losses) on the sales of securities and other assets amounted to $(3.2) million in 1994, $4.5 million in 1993 and $3.8 million in 1992. Investment income amounted to $4.0 million, $8.4 million and $10.0 million in fiscal 1994, 1993 and 1992, respectively. The decrease in 1994 was due to a reduction in financial income, including the elimination of dividends from our Bahamas subsidiary.

  Interest expense totaled $14.3 million, $18.1 million and $15.1 million in fiscal 1994, 1993 and 1992, respectively. Interest expense primarily reflects a computation of interest on capital lease obligations. The 1994 decrease in other interest expense is due to a decrease in short-term borrowings.

  Earnings before income taxes and cumulative effect of change in accounting principle were $348.5 million, $363.7 million and $328.0 million in fiscal 1994, 1993 and 1992, respectively. The decrease in pre-tax earnings is primarily a result of the decrease in cash discounts and other income. The effective income tax rates were 38.0%, 35.0% and 34.0% for fiscal 1994, 1993 and 1992, respectively.

  Earnings before cumulative effect of change in accounting principle were $216.1 million, or $2.90 per share in 1994, $236.4 million, or $3.11 per share in 1993 and $216.4 million, or $2.82 per share in 1992.

  In June 1992, we adopted the Financial Accounting Standards Board
(FASB) Statement Number 109, "Accounting for Income Taxes." This change in accounting policy resulted in a non-cash charge to the net earnings of the Company in the amount of $20.5 million, or $0.27 per share in 1992.

Results of Operations (cont.)

  Net earnings amounted to $216.1 million, or $2.90 per share for 1994, $236.4 million, or $3.11 per share for 1993 and $195.9 million, or $2.55 per share for 1992. The LIFO calculations increased net earnings by $1.1 million, or $0.01 per share in 1994, decreased earnings by $0.3 million, or $0.00 per share for 1993 and increased net earnings by $7.1 million, or $0.09 per share for 1992.

Liquidity and Capital Resources.

  The Company's financial condition remains very sound and very strong. Cash and cash equivalents and short-term investments amounted to $31.5 million at year-end. Cash provided by operating activities amounted to $436.3 million in 1994, $213.0 million in 1993 and $338.3 million in 1992.

  Net capital expenditures totaled $277.7 million, compared to $194.8 million for the previous year. These expenditures were for new store locations, store enlargements and remodelings, the expansion of a warehouse facility and a new manufacturing facility. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $525 million in 1994 and projected to be $600 million in 1995. The Company has no material construction or purchase commitments outstanding as of June 29, 1994.

  Working capital amounted to $488.0 million, $544.7 million and $550.8 million for 1994, 1993 and 1992, respectively. Inventories on a FIFO (first-in, first-out) basis increased $15.4 million, primarily due to the increase in the number of stores and our store enlargement program.

  The Company has an authorized $200 million commercial paper program. In support of these programs, or as an independent source of funds, the Company also has $250 million of short-term lines of credit. These lines of credit are available at any time during the year and are renewable on an annual basis. There was $9.5 million borrowed against the bank lines of credit at the end of 1994. There was $80.0 million in commercial paper outstanding at the end of 1993.

  Excluding capital lease obligations, the Company had no outstanding long-term debt as of June 29, 1994 or June 30, 1993.

  The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company.

  The Company has been notified as one of the many Potentially Responsible Parties by the Environmental Protection Agency with respect to the clean up of hazardous wastes at five Superfund sites and two additional sites. The Company is in the process of determining the potential liability and the most cost-effective way to clean up such sites. The Company believes its ultimate liability as to these environmental matters will not necessitate significant capital outlays, will not materially affect the annual earnings of the Company, nor cause material changes in the Company's business.


Impact of Inflation.

  Inflation in food prices continues to be lower than the overall increase in the Consumer Price Index. Winn-Dixie's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.



                          INDEPENDENT AUDITORS' REPORT

The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

  We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 29, 1994 and June 30, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 29, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 29, 1994 and June 30, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1994, in conformity with generally accepted accounting principles.




                                             KPMG  Peat Marwick LLP
                                          Certified Public Accountants
Jacksonville, Florida
August 1, 1994

                              REPORT OF MANAGEMENT

  The Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related information appearing in the Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include amounts that are based on management's best estimates and judgments.

  Management is also responsible for maintaining a system of internal controls that provides reasonable assurance that the accounting records properly reflect the transactions of the Company, that assets are safeguarded and that the consolidated financial statements present fairly the financial position and operating results. As part of the Company's controls, the internal audit staff conducts examinations in each of the retail and manufacturing divisions of the Company.

  The Audit Committee of the Board of Directors, composed entirely of outside directors, meets periodically to review the results of audit reports and other accounting and financial reporting matters with the independent certified public accountants and the internal auditors.




  A. Dano Davis                      R. P McCook
  Chairman of the Board              Financial Vice President
  and Principal Executive Officer    and Principal Financial Officer

                               CONSOLIDATED STATEMENTS OF EARNINGS
                       Years ended June 29, 1994, June 30, 1993 and June 24, 1992

                                                      1994        1993*        1992
                                           Amounts in thousands except per share data

Net sales                                        $ 11,082,169  10,831,535  10,337,341
Cost of sales, including warehousing and
    delivery expense                                8,547,681   8,385,412   7,976,843
      Gross profit on sales                         2,534,488   2,446,123   2,360,498
Operating and administrative expenses               2,269,803   2,196,721   2,136,850
      Operating income                                264,685     249,402     223,648
Cash discounts and other income, net                   98,085     132,398     119,390
                                                      362,770     381,800     343,038
Interest:
    Interest on capital lease obligations              11,285      11,571      11,768
    Other interest                                      2,986       6,560       3,291
      Total interest                                   14,271      18,131      15,059
Earnings before income taxes and cumulative
    effect of change in accounting principle          348,499     363,669     327,979
Income taxes                                          132,382     127,284     111,560
Earnings before cumulative effect of change in
    accounting  principle                             216,117     236,385     216,419
Cumulative effect of change in
    accounting principle for income taxes                   -           -     (20,485)
Net earnings                                     $    216,117     236,385     195,934

Earnings per share:
    Earnings before cumulative effect of
      change in accounting principle             $       2.90        3.11        2.82
    Cumulative effect of change in
      accounting principle for income taxes                 -           -       (0.27)
    Net earnings                                 $       2.90        3.11        2.55

 * 53 Weeks
See accompanying notes to consolidated financial statements.

                                     CONSOLIDATED BALANCE SHEETS
                                   June 29, 1994 and June 30, 1993

                                                                1994        1993
Assets                                                      Amounts in thousands

Current Assets:
  Cash and cash equivalents                            $      31,451      22,302
  Short - term investments                                         -      85,482
                                                              31,451     107,784

  Trade and other receivables, less allowance
    for doubtful items of $834,000
    ($732,000 in 1993)                                       171,854     162,590
  Associate stock loans                                        1,776       4,647
  Merchandise inventories at lower of cost or
    market less LIFO reserve of $205,172,000
    ($207,201,000 in 1993)                                 1,058,883   1,041,451
  Prepaid expenses                                            97,220      96,728
    Total current assets                                   1,361,184   1,413,200

Investments and other assets:
  Cash surrender value of life insurance, net                 25,094      10,053
  Other assets                                                12,493       4,990
    Total investments and other assets                        37,587      15,043

Deferred income taxes                                         41,024      47,684
Net property, plant and equipment                            706,779     586,633
                                                       $   2,146,574   2,062,560

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                     $     516,806     493,190
  Short-term borrowings                                        9,500      80,000
  Reserve for insurance claims and self-insurance             60,510      65,134
  Accrued wages and salaries                                  68,238      66,821
  Accrued rent                                                58,313      57,557
  Accrued expenses                                           126,550      84,893
  Current obligations under capital leases                     3,462       2,989
  Income taxes                                                29,787      17,962
    Total current liabilities                                873,166     868,546
Obligations under capital leases                              85,374      87,153
Defined benefit plan                                          22,852      19,454
Reserve for insurance claims and self-insurance              105,417     100,169
Other liabilities                                              2,304       2,273

Shareholders' equity:
  Common stock of $1 par value  Authorized 100,000,000
    shares; issued 74,176,356 shares in 1994 and
    74,955,846 shares in 1993                                 74,176      74,956
  Retained earnings                                          983,285     910,009
    Total shareholders' equity                             1,057,461     984,965
Commitments and contingent liabilities (Note 10)
                                                       $   2,146,574   2,062,560

See accompanying notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years ended June 29, 1994, June 30, 1993 and June 24, 1992

                                                               1994    1993*      1992
                                                                Amounts in thousands
Cash flows from operating activities:
 Net earnings                                           $   216,117   236,385   195,934
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                            157,392   141,136   126,884
   Cumulative effect of a change in
     accounting principle for income taxes                        -         -    20,485
   Deferred income taxes                                      4,414    10,406   (16,231)
   Defined benefit plan                                       3,398     3,239     3,047
   Reserve for insurance claims and self- insurance             624    (2,303)    9,260
   Change in cash from:
     Receivables                                             (9,264)  (45,567)  (25,217)
     Merchandise inventories                                (17,432)  (80,673)  (23,923)
     Prepaid expenses                                         1,754   (19,394)  (13,900)
     Accounts payable                                        23,616    61,942     2,684
     Income taxes                                            11,825   (27,956)   13,994
     Other current accrued expenses                          43,830   (64,258)   45,292
       Net cash provided by operating activities            436,274   212,957   338,309

Cash flows from investing activities:
 Purchases of property, plant and equipment, net           (277,657) (194,786) (164,452)
 Decrease (increase) in investments and other assets         62,938   113,397   (52,444)
  Net cash used in investing activities                    (214,719)  (81,389) (216,896)

Cash flows from financing activities:
 Increase (decrease) in short-term borrowings               (70,500)   80,000          -
 Payments on capital lease obligations                       (3,122)   (2,648)   (3,010)
 Purchase of common stock                                   (39,993) (123,316)  (32,122)
 Proceeds of sales under associates' stock
  purchase plan                                               2,871     6,691    18,146
 Dividends paid                                            (107,384) (100,518)  (91,989)
 Other                                                        5,722    11,059      (203)
  Net cash used in financing activities                    (212,406) (128,732) (109,178)

Increase  in  cash  and cash  equivalents                     9,149     2,836    12,235
Cash and cash  equivalents at the beginning of the year      22,302    19,466     7,231
Cash and cash equivalents at end of year                $    31,451    22,302    19,466

Supplemental cash flow information:
 Interest paid                                          $    15,366    14,546    12,017
 Interest and dividends received                        $     4,059    15,258    14,002
 Income taxes paid                                      $   115,788   138,576   114,221

  * 53 Weeks
 See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Years ended June 29, 1994, June 30, 1993 and June 24, 1992

                                                                1994     1993*       1992
                                                          Amounts in thousands
 Common stock:
  Beginning of year                                      $    74,956     76,851     77,129
  Add par value of shares issued for associate stock
   purchase plan and management incentive plan                    19         97        587
  Deduct par value of common stock acquired                      799      1,992        865

  End of year                                                 74,176     74,956     76,851

 Retained earnings:
  Beginning of year                                          910,009    875,328    782,897
  Net earnings                                               216,117    236,385    195,934
  Deduct excess of cost over par value of common
   stock acquired                                             39,194    121,324     31,257
  Deduct cash dividends on common stock of $1.44,
   $1.32 and $1.20 per share in 1994, 1993 and 1992,
     respectively                                            107,384    100,518     91,989
  Consolidation of Bahamas subsidiary                              -     17,509          -
  Add excess of cost over par value of shares issued for
   associate stock purchase plan and management
   incentive plan                                              3,792      2,697     19,743
  Deduct other                                                    55         68          -
  End of year                                                983,285    910,009    875,328

 Total shareholders' equity                              $ 1,057,461    984,965    952,179

   * 53 Weeks
 See accompanying notes to consolidated financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Summary of Significant Accounting Policies.

  (a) Fiscal Year: The fiscal year ends on the last Wednesday in June. The fiscal year ended 1994 comprised 52 weeks, fiscal year 1993 comprised 53 weeks and fiscal year 1992 comprised 52 weeks.

  (b) Basis of Consolidation: The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in the southeastern and southwestern United States and the Bahamas Islands. Effective June 30, 1993, the Company consolidated its Bahamas statements of earnings in accordance with generally accepted accounting principles. This investment had previously been accounted for using the cost method. The retroactive consolidation of the Bahamas operating results did not have a significant impact on the statements of earnings for all years presented. Accordingly, the 1993 and prior statements of earnings have not been restated and the previously unrecorded earnings have been recorded directly to retained earnings.

  (c) Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

  (d) Short-Term Investments: Short-term investments consist of highly liquid investments with a maturity of more than three months when purchased. The Company uses these short-term investments in its cash management program. Short-term investments are stated at cost plus accrued interest, which approximates market.

  (e) Inventories: Inventories are stated at the lower of cost or market. The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 92% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

  (f) Fair Value of Financial Instruments: The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; short-term investments; trade and other receivables; short-term borrowings; accounts payable and other accruals. See note 6 (b) for information on interest rate swap agreements.

  (g) Income Taxes: In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" (Statement No. 109), which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The cumulative effect of the change in method of accounting has been reported in the 1992 consolidated statement of earnings.


  (h) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation, and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000,000 for automobile and general liability, $1,000,000 for workers' compensation, $500,000 for property loss, other than windstorm and flood, and $5,000,000 for damage due to windstorm and flood. The Company is insured for insurance costs in excess of these limits.

  (i) Depreciation and Amortization: Depreciation of plant and equipment, which is stated at historical cost, is provided over the estimated useful lives by the straight-line method or by methods that produce results similar to the straight-line method. Amortization of improvements to leased premises is provided principally by the straight-line method over the periods of the leases or the estimated useful lives of the improvements, whichever is less.

  (j) Store Opening Costs: The costs of opening new stores are charged to earnings in the year incurred.

  (k) Earnings Per Share: The number of shares used in the calculation for 1994, 1993 and 1992 amounted to 74,644,036, 76,119,152 and
      76,805,335, respectively, which is the weighted average number of shares of common stock outstanding during each year.


2.Accounts Receivable.

  Accounts receivable at year-end were as follows:

                                           1994            1993
                                          Amounts in thousands
  Trade and other receivables            $52,797          69,222
  Construction advances                  119,891          94,100
                                         172,688         163,322
  Less: Allowance for doubtful items         834             732
                                     $   171,854         162,590


3.Inventories.

  At June 29, 1994, inventories valued by the LIFO method would have been $205,172,000 higher ($207,201,000 higher at June 30, 1993) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used for the year ended June 29, 1994, reported net earnings would have been $1,088,000 or $0.01 per share lower ($326,000 or $0.00 per share higher in 1993 and $7,113,000 or $0.09 per share lower in 1992).

4.Property, Plant and Equipment.

  Property, plant and equipment consists of the following:

                                                      1994           1993
                                                      Amounts in thousands
Land                                           $      2,724          2,733
Buildings                                            23,949         25,825
Furniture, fixtures, machinery and equipment      1,537,928      1,431,596
Transportation equipment                            104,914        100,045
Improvements to leased premises                     267,333        230,494
Construction in progress                             45,329         32,770
                                                  1,982,177      1,823,463
Less: Accumulated depreciation and amortization   1,342,474      1,305,756
                                                    639,703        517,707

Leased property under capital leaes, less
 accumulated amortization of
 $41,429,000 ($39,697,000 in 1993)                   67,076         68,926

Net property, plant and equipment                $  706,779        586,633


  The Company had non-cash additions to leased property of $10.3 million, $1.4 million and $2.9 million for 1994, 1993 and 1992, respectively.

5.Income Taxes.

  As discussed in Note 1(g), the Company adopted Statement No. 109 as of June 27, 1991. The cumulative effect of this change in accounting for income taxes of $20,485,000 was determined as of June 27, 1991 and is reported separately in the consolidated statement of earnings for the year ended June 24, 1992. The cumulative effect of applying Statement No. 109 reduced earnings for 1992, which resulted from reducing the net deferred tax assets previously recorded for decreases in the historical
  tax rates.   This accounting change had no impact on the cash flows of
  the Company. The accounting change did not have a significant impact on the 1992 provision for income taxes.

  The provision for income taxes consisted of:

                                Current     Deferred      Total
                                   Amounts in  thousands
1994
       Federal               $  108,163         (217)    107,946
       State                     19,805        4,631      24,436
                             $  127,968        4,414     132,382


1993
       Federal               $  104,006        7,808     111,814
       State                     12,872        2,598      15,470
                             $  116,878       10,406     127,284

1992
       Federal               $  119,006      (16,602)    102,404
       State                      8,785          371       9,156
                             $  127,791      (16,231)    111,560



The following reconciles the above provision to the Federal statutory income tax rate:

                                        1994     1993    1992

Federal statutory income tax rate       35.0 %   34.0    34.0
State and local income taxes, net of
    federal income tax benefits          3.8      2.9     2.4
Other tax credits                       (1.1)    (0.6)   (1.8)
Other, net                               0.3     (1.3)   (0.6)
                                        38.0 %   35.0    34.0


The retroactive increase in the federal corporate income tax rate from 34% to 35%, enacted on August 10, 1993 and effective on January 1, 1993, resulted in additional income tax expense in fiscal 1994. This increase in income tax expense was offset by an increase in prepaid income taxes resulting from the federal corporate income tax rate increase as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 29, 1994, June 30, 1993 and June 24, 1992 are presented below:


                                                       1994      1993      1992
                                                   Amounts in thousands

Deferred tax assets:
 Reserve for insurance claims and self-insurance  $  61,766    62,264    64,060
 Estimated loss on assets                               372         -     5,097
 Reserve for vacant store leases                     11,248     8,971    10,996
 Unearned promotional allowance                       3,909     7,608     3,325
 Reserve for accrued vacations                        8,021     8,133     7,701
 State net operating loss carryforwards               6,683    10,190    12,652
 Excess of tax over book depreciation                 9,283     9,406     9,475
 Excess of book over tax rent expense                   902     3,814     5,345
 Excess of  book over tax retirement expense          7,127     6,202     5,318
 Uniform capitalization of inventory                  4,418     4,080     4,160
 Other, net                                          13,034    12,369    13,323
  Total gross deferred tax assets                   126,763   133,037   141,452
  Less: Valuation allowance                           6,325     6,406     6,403
  Net deferred tax assets                           120,438   126,631   135,049
Deferred tax liabilities:
 Excess of book over tax depreciation                (8,811)   (6,879)   (6,694)
 Bahamas subsidiary foreign earnings                 (9,375)   (8,967)        -
 Other, net                                          (4,753)   (8,872)   (7,069)
  Total gross deferred tax liabilities              (22,939)  (24,718)  (13,763)
  Net deferred tax assets                         $  97,499   101,913   121,286


As discussed in Note 1 (b), the Company consolidated its Bahamas operations effective June 30, 1993. The previously unrecorded earnings (net of deferred income tax liability of $8,967,000) were recorded directly to retained earnings.

The valuation allowance for deferred tax assets as of June 27, 1991 was $6,932,000.

Current deferred income taxes of $56,475,000 and $54,229,000 for 1994 and 1993, respectively, are included in the prepaid expenses in the accompanying consolidated balance sheets.

The Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

6.Financing.

 (a) Credit Arrangements: The Company has available a $200 million Commercial Paper Program. As of June 29, 1994, there were no amounts outstanding as compared to $80.0 million outstanding on June 30, 1993. The Company also has short-term lines of credit totaling $250 million. The lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of June 29, 1994 there was $9.5 million outstanding under these bank lines of credit. On June 30, 1993, there was no amount outstanding under these bank lines of credit.


 (b) Interest Rate Swap: The Company has entered into interest rate swap agreements to reduce the impact of changes in rental payments which are indexed to interest rate changes. At June 29, 1994, the Company had outstanding two interest rate swap agreements, having a notional principal amount of $50 million each, with an investment bank. These agreements effectively change the Company's exposure on its leased real estate with floating rental payments to fixed rental payments based on an 8.0% interest rate. The interest rate swap agreements mature in June, 1996 and June, 1998. The Company is exposed to credit loss in the event of nonperformance by the other party to these interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterpart.

     Since current short-term interest rates are significantly below the 8% rate of these contracts at June 29, 1994, the estimated negative value of these swaps was approximately $6.6 million.

7.Common Stock.

  The Company has a stock purchase plan in effect for associates. Under the terms of the Plan, the Company may grant options to associates to purchase shares of the Company's common stock at a price at least 85% of the fair market value at the date of grant. During fiscal year 1992, 556,224 shares of common stock were sold to associates at an aggregate price of $19,189,728. There are 868,110 shares of the Company's common stock available for the grant of options under the Plan.

8.Stock Options.

  Under the Company's Key Employee Stock Option Plan adopted by the Board of Directors on January 4, 1990 and approved by the shareholders on October 3, 1990, options to acquire up to 300,000 shares of common stock may be granted to key employees at market. On January 24, 1990, options for 206,000 shares were granted at an exercise price of $28.50 per share. Of the options granted, 103,000 became exercisable on June 26, 1991 and 103,000 became exercisable on June 24, 1992. Options under this plan expire on December 31, 1996.

  On October 7, 1992, the shareholders approved an amendment to the Company's Key Employee Stock Option Plan to increase the number of shares of common stock available for issuance to 500,000 shares. Under this plan adopted by the Board of Directors on June 22, 1992, options to acquire 113,000 shares of common stock were granted to key employees at an exercise price of $42.125 per share. Of the options granted, 56,500 became exercisable on June 30, 1993. The remaining 56,500 became exercisable on June 29, 1994. Options under this plan expire on December 31, 1998.

  On June 22, 1994, the Board of Directors, subject to shareholders approval, adopted an amendment to the Company's Key Employee Stock Option Plan to increase the number of shares of common stock available for issuance to 1,000,000 shares. Under this plan, options to acquire 233,000 shares at an exercise price of $44.875 per share were granted to key employees. Of the options granted, 116,500 shares are not exercisable before June 28, 1995 and the remaining 116,500 shares are not exercisable before June 27, 1996, if earned. These options expire on January 15, 2001.

  Changes in options under these plans during the years ended June 29, 1994, June 30, 1993 and June 24, 1992 were as follows:

                                        Number of    Option Price
                                          Shares      Per Share
  Outstanding - June 26, 1991            206,000       $28.500
  Granted                                      -
  Exercised                                    -
  Canceled                                     -
  Outstanding - June 24, 1992            206,000       $28.500
  Granted                                113,000       $42.125
  Exercised                              (74,000)      $28.500
  Canceled                                     -
  Outstanding - June 30, 1993            245,000       $28.500-42.125
  Granted                                233,000       $44.875
  Exercised                                    -
  Canceled                                     -
  Outstanding - June 29, 1994            478,000       $28.500-44.875
  Exercisble    - June 29, 1994          245,000       $28.500-44.875
  Shares available for additional grant  448,000


9. Leases.

  (a) Leasing Arrangements: There were 1,353 leases in effect on store locations and other properties at June 29, 1994. Of these 1,353 leases, 70 store leases and 3 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next thirty years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

      The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental which is based on a per-centage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

  (b) Leases: The following is an analysis of the leased property under capital leases by major classes:

                                           Asset balances at
                                      June 29, 1994   June 30, 1993
                                           Amounts in thousands
Store facilities                        $  82,844          80,265
Warehouses and manufacturing facilities    25,661          28,358
                                          108,505         108,623
Less: Accumulated amortization             41,429          39,697
                                        $  67,076          68,926


The following is a schedule by year of future minimum lease
payments under capital and operating leases, together with the present value of the net minimum lease payments as of June 29,
1994:
                                                Capital         Operating
                                                 Amounts in thousands
   Fiscal Year:
        1995                                 $    15,230           200,868
        1996                                      15,088           195,906
        1997                                      14,719           191,798
        1998                                      14,162           186,976
        1999                                      13,711           181,838
        Later years                              129,514         1,540,703
  Total minimum lease payments                   202,424         2,498,089

  Less: Amount representing estimated
        taxes, maintenance and insurance
        costs included in total minimum
        lease payments                             5,714
  Net minimum lease payments                     196,710
  Less:   Amount representing interest           107,874
  Present value of net minimum lease payments $   88,836


Rental payments under operating leases including, where applicable, real estate taxes and other expenses are as follows:

                            1994            1993            1992
                                    Amounts in thousands
  Minimum rentals $       190,830         187,055         179,655
  Contingent rentals        3,352           4,282           4,257
                  $       194,182         191,337         183,912


10. Commitments and Contingent Liabilities.

  (a) Associate Benefit Programs: The Company has noncontributory, trusteed profit-sharing retirement programs which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $54,212,000, $54,985,000 and $49,989,000 in 1994, 1993 and 1992,
      respectively.

      In addition to providing profit sharing benefits, the Company makes group insurance available to early retirees from the time they retire until age 65 when they qualify for Medicare/Medicaid. Currently, the early retiree group constitutes 251 associates.
      This group of retirees bear the entire costs of this plan, which is maintained totally separate from the Company's regular group insurance plan. The Company reserves the right to modify these benefits.

  (b) Defined Benefit Plan:  The Company has a Management Security Plan
      (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 588 qualified associates of the Company. Total MSP cost charged to operations was $4,557,000, $3,992,000 and $3,868,000 in 1994, 1993 and 1992,
      respectively. The projected benefit obligation at June 29, 1994 was approximately $30,076,000. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 1994, 1993 and 1992.

      Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP pay-ments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $137,640,000 and $130,296,000 at June 29, 1994 and June 30, 1993,
      respectively.

      The Company holds life insurance on a broad-based group of qualified associates. These insurance policies are shown on the balance sheet at their cash surrender value, net of policy loans aggregating $216,591,000 at June 29, 1994.

  (c) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

      The U.S. Environmental Protection Agency has notified the Company that it is one of the many potentially responsible parties (PRPs) for cleanup of two designated Superfund sites located in Tampa, Florida, three such sites in Jacksonville (2 related sites) and one site in Madison, Florida. The Company may be a PRP for cleanup of one non-Superfund site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

      The Company has entered into orders by consent with numerous other PRPs to conduct studies and do cleanup for three of the
      Superfund sites and is negotiating an agreement with PRPs who are under an order at another Superfund site to determine the most
      cost-effective way to clean up such sites.   Although under federal
      statutes the Company is jointly and severally liable for cleanup costs at each location, the Company's share of total costs is estimated not to exceed $350,000 for four of the Superfund sites and the Texas site. The Company believes it is not a responsible party for cleanup of the Madison, Florida, and Tarrant County, Texas, sites and has no estimate of costs for those matters. Other than these two and the New Mexico site mentioned below, these involve wastes the Company paid to be properly disposed, and were mishandled by disposal companies or public disposal sites.

      At one of the Tampa sites, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site. The costs to the Company are estimated at $150,000 in fiscal year 1994 with substantial credits for this year, with additional annual costs for an indefinite period thereafter.

      The Company is also involved in the cleanup of a fuel tank leak at a New Mexico site formerly owned by it. The cleanup costs are to be prorated with others on the basis of the total time of ownership of the participants. The Company's share is 15% of the total costs estimated to be less than $150,000, with minimal annual monitoring costs thereafter.

      It is the Company's policy to accrue and charge against earnings, the environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated, including evaluation of the other PRPs' ability to pay. The Company believes its ultimate liability as to these environmental matters will not necessitate significant capital outlays, will not materially affect the annual earnings of the Company, nor cause material changes in the Company's business. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation.

      Although the amount of liability with respect to all other claims and lawsuits cannot be ascertained, management is of the opinion that any resulting liability will not have a material affect on the Company's consolidated earnings or financial position.


11. Related Party Transactions.

    The Company is essentially self-insured for purposes of employee group life, medical, accident and sickness insurance, with The American Heritage Life Insurance Company, a related party, providing administrative services and expenses for medical and accident claims. The American Heritage Life Insurance Company also financed the development and expansion of certain retail stores. Total payments aggregating $15,109,000, $34,108,000 and $23,329,000 were made in
    1994, 1993 and 1992, respectively.


12. Quarterly Results of Operations (Unaudited).

The following is a summary of the unaudited quarterly results of operations for the years ended June
29, 1994, June 30, 1993 and June 24, 1992


                                                                 Quarters Ended
                                               Sept. 22       Jan. 12        April 6        June 29
         1994                                 (12 Weeks)     (16 Weeks)     (12 Weeks)     (12 Weeks)
                                            Dollars in thousands except per share data
     Net sales                             $  2,464,440      3,380,986      2,651,491      2,585,252
     Gross profit on sales                 $    556,085        766,461        603,914        608,028
     Net earnings                          $     35,951         63,781         52,032         64,353
     Earnings per share                    $       0.48           0.85           0.70           0.87
     Net LIFO charge (credit)              $      1,690          2,253          1,690         (6,721)
     Net LIFO charge (credit) per share    $       0.02           0.03           0.02          (0.08)
     Dividends per share                   $       0.24           0.48           0.36           0.36
     Market price range                    $67.75-56.00    60.38-49.00    58.38-48.25    52.25-43.50

                                                                 Quarters Ended
                                               Sept. 16        Jan. 6        March 31       June 30
         1993                                 (12 Weeks)     (16 Weeks)     (12 Weeks)     (13 Weeks)
                                            Dollars in thousands except per share data
     Net sales                             $    2,392,129      3,244,672      2,504,214      2,690,520
     Gross profit on sales                 $      531,506        726,066        566,615        621,936
     Net earnings                          $       33,377         63,031         57,199         82,778
     Earnings per share                    $         0.44           0.82           0.75           1.10
     Net LIFO charge (credit)              $        1,688          2,405          1,688         (5,455)
     Net LIFO charge (credit) per share    $         0.02           0.03           0.02          (0.07)
     Dividends per share                   $         0.22           0.44           0.33           0.33
     Market price range                    $58.63 - 41.63  79.50 - 57.50  79.75 - 66.75  67.38 - 52.75

                                                         Quarters Ended
                                       Sept. 18         Jan. 8          April 1        June 24
         1992                         (12 Weeks)      (16 Weeks)      (12 Weeks)     (12 Weeks)
                                           Dollars in thousands except per share data
Net sales                           $    2,333,880      3,159,289      2,433,041      2,411,131
Gross profit on sales               $      515,675        700,884        556,205        587,734
Earnings before income taxes and
 cumulative effect of a change
 in accounting principle            $       40,385         81,535         81,678        124,381
Cumulative effect of a change in
 accounting principle               $       20,485              -              -              -
Net earnings                        $        6,169         53,813         53,908         82,044
Earnings per share:
 Earnings before cumulative
     effect of a change
     in accounting principle        $         0.35           0.70           0.70           1.07
 Cumulative effect of a change in
     accounting principle           $        (0.27)             -              -              -
 Net earnings                       $         0.08           0.70           0.70           1.07
Net LIFO charge (credit)            $        3,688          4,750          2,500        (18,051)
Net LIFO charge (credit) per share  $         0.05           0.06           0.04          (0.24)
Dividends per share                 $         0.20           0.40           0.30           0.30
Market price range                  $39.38 - 34.63  39.88 - 35.50  44.63 - 35.75  44.63 - 40.00

As discussed in Note 1 (g), the Company adopted Statement No. 109. The first quarter results have been restated to reflect the cumulative effect of this change in accounting principle.


During 1994, 1993 and 1992, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.0% to 0.1%, 1.0% to 0.1% and 2.3% to (0.6)%, respectively.

                                        Fourth Quarter Results of Operations
                                     June 29, 1994   June 30, 1993   June 24, 1992
                                      (12 Weeks)      (13 Weeks)      (12 Weeks)
                                               Amounts in thousands
Net sales                           $   2,585,252       2,690,520      2,411,131
Cost of sales                           1,977,224       2,068,584      1,823,397
Gross profit on sales                     608,028         621,936        587,734
Operating and administrative expenses     522,057         523,780        499,290
Operating income                           85,971          98,156         88,444
Cash discounts and other income, net       19,166          32,774         38,682
Interest expense                           (1,411)         (3,579)        (2,745)
Earnings before income taxes              103,726         127,351        124,381
Income taxes                               39,373          44,573         42,337
Net earnings                        $      64,353          82,778         82,044

                        INDEPENDENT AUDITORS' REPORT
                      ON FINANCIAL STATEMENT SCHEDULES



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of August 1, 1994, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 29, 1994 and June 30, 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 29, 1994, as contained in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index on page 13 of the annual report on Form 10-K for the year 1994. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                       KPMG Peat Marwick LLP
                                       Certified Public Accountants



Jacksonville, Florida
August 1, 1994

                                                                                                    Schedule V
                                   WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                                  Consolidated Property, Plant and Equipment
                          Years ended June 29, 1994, June 30, 1993 and June 24, 1992
                                            (Amounts in thousands)

                                                   Balance at     Additions   Deductions             Balance at
                                                   beginning     charged to   Retirements                 end
Classification                                      of year       purchases    or sales     Other       of year
Year ended June 29, 1994:
Land                                         $         2,733             -           9          -         2,724
Buildings                                             25,825            41       1,917          -        23,949
Furniture, fixtures, machinery and equipment       1,431,596       210,797     104,465          -     1,537,928
Transportation equipment                             100,045        10,499       5,630          -       104,914
Improvements to leased premises                      230,494        50,260      13,421          -       267,333
Construction in progress                              32,770        12,559           -          -        45,329
                                             $     1,823,463       284,156     125,442          -     1,982,177
Leased property under capital leases         $       108,623        10,296      10,414          -       108,505

Year ended June 30, 1993:
Land                                         $         1,897           836           -          -         2,733
Buildings                                             20,234         5,591           -          -        25,825
Furniture, fixtures, machinery and equipment       1,348,083       157,604      85,227    (11,136)    1,431,596
Transportation equipment                              93,699         9,914       4,226       (658)      100,045
Improvements to leased premises                      212,522        33,536      17,175     (1,611)      230,494
Construction in progress                              39,635             -       6,865          -        32,770
                                             $     1,716,070       207,481     113,493    (13,405)    1,823,463
Leased property under capital leases         $       113,440         1,363       6,180          -       108,623

Year ended June 24, 1992:
Land                                         $         1,821            76           -          -         1,897
Buildings                                             19,130         1,130          26          -        20,234
Furniture, fixtures, machinery and equipment       1,276,901       120,156      48,974          -     1,348,083
Transportation equipment                              89,977         8,928       5,206          -        93,699
Improvements to leased premises                      190,518        31,767       9,763          -       212,522
Construction in progress                              33,084         6,551           -          -        39,635
                                             $     1,611,431       168,608      63,969          -     1,716,070
Leased property under capital leases         $       117,410         2,863       6,833          -       113,440


                                                                                           Schedule VI
                                WINN-DIXIE STORES, INC. AND SUBSIDIARIES
               Consolidated Accumulated Depreciation and Amortization of Property, Plant and Equipment
                       Years ended June 29, 1994, June 30, 1993 and June 24, 1992
                                       (Amounts in thousands)

                                              Balance at   Additions   Deductions            Balance at
                                              beginning    charged to  Retirement              end
Classification                                of year      income      or sales    Other      of year
Year ended June 29, 1994:
Buildings                                    $     10,833        801      1,375          -       10,259
Furniture, fixtures, machinery and equipment    1,085,612    122,604    100,233          -    1,107,983
Transportation equipment                           87,121      8,780      5,451          -       90,450
Improvements to leased premises                   122,190     23,475     11,883          -      133,782
                                             $  1,305,756    155,660    118,942          -    1,342,474
Leased property under capital leases         $     39,697      1,732          -          -       41,429



Year ended June 30, 1993:
Buildings                                    $     10,081        752          -          -       10,833
Furniture, fixtures, machinery and equipment    1,052,132    106,940     82,004     (8,544)   1,085,612
Transportation equipment                           82,327      8,382      4,093       (505)      87,121
Improvements to leased premises                   115,880     20,491     14,701       (520)     122,190
                                             $  1,260,420    136,565    100,798     (9,569)   1,305,756
Leased property under capital leases         $     39,972      4,571      4,846          -       39,697



Year ended June 24, 1992:
Buildings                                    $      9,426        655          -          -       10,081
Furniture, fixtures, machinery and equipment    1,004,495     94,751     47,114          -    1,052,132
Transportation equipment                           80,061      7,333      5,067          -       82,327
Improvements to leased premises                   104,204     19,319      7,643          -      115,880
                                             $  1,198,186    122,058     59,824          -    1,260,420
Leased property under capital leases         $     36,915      4,826      1,769          -       39,972



                        WINN-DIXIE STORES, INC. AND SUBSIDIARIES                          Schedule VIII
                     Consolidated Valuation and Qualifying Accounts
                Years ended June 29, 1994, June 30, 1993 and June 24, 1992
                               (Amounts in thousands)

                                                        Balance at   Additions    Deductions    Balance at
                                                        beginning   charged to      from           end
Description                                              of year     Income       reserves       of year
Year ended June 29, 1994:
Reserves deducted from assets to which they apply:
  Allowance for doubtful receivables                 $        732       12,126       12,024            834

Reserves not deducted from assets:
  Reserves for insurance claims and self-insurance:
   -Current                                          $     65,134       77,488       82,112         60,510
   -Noncurrent                                            100,169        5,248            -        105,417
                                                     $    165,303       82,736       82,112        165,927

Year ended June 30, 1993:
Reserves deducted from assets to which they apply:
  Allowance for doubtful receivables                 $        613        9,631        9,512            732

Reserves not deducted from assets:
  Reserves for insurance claims and self-insurance:
   -Current                                          $     61,641       96,507       93,014         65,134
   -Noncurrent                                            105,965            -        5,796        100,169
                                                     $    167,606       96,507       98,810        165,303

Year ended June 24, 1992:
Reserves deducted from assets to which they apply:
  Allowance for doubtful receivables                 $        912       10,507       10,806            613

Reserves not deducted from assets:
  Reserves for insurance claims and self-insurance:
   -Current                                          $     77,737       69,930       86,026         61,641
   -Noncurrent                                             80,609       25,356            -        105,965
                                                     $    158,346       95,286       86,026        167,606



                                                                                          Schedule IX
                               WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                                      Short-Term Borrowings
                   Years ended June 29, 1994, June 30, 1993 and June 24, 1992
                                    (Amounts in thousands)


                                Balance at    Weighted      Maximum amount  Average amount  Weighted average
    Category of aggregate       end of        average        outstanding     outstanding     interest rate
    short-term borrowings        year       interest rate    during year     during year     during year (A)

Year ended June 29, 1994:

Bank lines of credit         $    9,500       4.43 %   $      35,500     $         3,000           3.46 %

Commercial paper             $        -          -           140,000              87,000           3.35



Year ended June 30, 1993:

Bank lines of credit         $        -          - %   $      40,500     $         2,900           3.47 %

Commercial paper             $   80,000       3.26           180,000              59,200           3.40



Year ended June 24, 1992:

Bank lines of credit         $        -          - %   $      42,000     $         6,600           5.30 %

Commercial paper             $        -          -            30,000               1,800           4.55

(A) Weighted average based on
           number of days debt outstanding
