Form 10-K/A
period 1994-06-29
WINN DIXIE STORES INC
filed 1994-09-16
CIK 107681

THIS AMENDMENT IS MADE TO INCLUDE THE COVER PAGE OF A PREVIOUSLY FILED 10-K. AND CORRECT THE SIGNATURE PAGE.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES  EXCHANGE ACT OF 1934
                    For the fiscal year ended June 29, 1994
                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
       For the transition period from  ___________________________ to
                                          ___________________________
                         Commission File Number 1-3657
                       _________________________________
                            WINN-DIXIE STORES, INC.
            (Exact name of registrant as specified in its charter)

             Florida                                    59-0514290
            (State or other jurisdiction of           (IRS Employer
            incorporation or organization)            Identification No.)

             5050 Edgewood Court, Jacksonville, Florida             32254-3699
           (Address of registrant's principal executive offices)    (Zip Code)

                           Area Code (904) 783-5000
             (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:
  Title of each class                 Name of each exchange on  which exchanged
Common Stock Par Value $1.00 Per Share    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment
to this Form 10-K. [   ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on August 15, 1994 as reported on the New York Stock Exchange was approximately $2,132,342,362. Shares of common stock held by each executive officer, director and principal shareholders filing schedules 13D and G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of August 15, 1994, registrant had outstanding 74,114,668 shares of common stock.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement in respect to the 1993 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

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