Form 10-Q
period 1994-09-21
WINN DIXIE STORES INC
filed 1994-10-17
CIK 107681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                      ----------------------------------

                                   FORM 10-Q

(Mark One)
   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES  EXCHANGE ACT OF 1934
            For the quarterly  period  ended September 21, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to
                      Commission File Number 1-3657

                      ----------------------------------

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

                      ----------------------------------

     Indicate by  check  mark whether  the  registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to  such filing  requirements for the  past 90  days.   Yes X
No

     As of October 3, 1994, there were 74,094,329 shares outstanding of the registrant's common stock, $1 par value.
PAGE

                          WINN-DIXIE STORES, INC.

                                FORM 10-Q

                             TABLE OF CONTENTS

                      Part I:  Financial Information
                                                                    Page
     Condensed Consolidated Statements of Earnings
        (Unaudited), For the 12 Weeks Ended
        September 21, 1994 and September 22, 1993                     1

     Condensed Consolidated Balance Sheets (Unaudited),
        September 21, 1994 and June 29, 1994                          2

     Condensed Consolidated Statements of Cash Flows
        (Unaudited), For the 12 Weeks Ended
        September 21, 1994 and September 22, 1993                     3

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                                   4-5

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           6-7

                        Part II:  Other Information

     Item 4. Submission of Matters to a Vote of Security Holders      8

     Item 5.  Other Information                                       9

     Item 6.  Exhibits and Reports on Form 8-K                        9

     Signatures                                                       9

     Computation of Earnings Per Share                      Exhibit 11.1

PAGE

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     Amounts in thousands except per share data

                                                     For the 12 Weeks Ended
                                                --------------------------------
                                                Sept. 21, 1994    Sept. 22, 1993
                                                --------------    --------------
 Net sales                                     $    2,590,364         2,464,440
 Cost of sales                                      1,999,818         1,908,355
                                                  ------------      ------------
 Gross profit                                         590,546           556,085
 Operating & administrative expenses                  547,252           516,796
                                                  ------------      ------------
 Operating income                                      43,294            39,289
 Cash discounts & other income                         22,676            22,694
 Interest expense                                      (3,400)           (3,999)
                                                  ------------      ------------
 Earnings before income taxes                          62,570            57,984
 Provision for income taxes                            22,525            22,033
                                                  ============      ============
 Net earnings                                  $       40,045            35,951
                                                  ============      ============
 Earnings per share                            $         0.54              0.48
                                                  ============      ============
 Dividends per share                           $         0.26              0.24
                                                  ============      ============


 See accompanying notes to Condensed Consolidated Financial Statements.
                                     Page 1
PAGE

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               Amounts in thousands

 ASSETS                                         Sept. 21, 1994     June 29, 1994
                                               ---------------   ---------------
  Cash and cash equivalents                  $         29,701            31,451
  Trade and other receivables                         128,054           171,854
  Associate stock loans                                 1,240             1,776
  Merchandise inventories less LIFO reserve
   of $207,872    ($205,172 at June 29, 1994)       1,061,810         1,058,883
  Prepaid expenses                                     76,956            97,220
                                               ---------------   ---------------
    Total current assets                            1,297,761         1,361,184
                                               ---------------   ---------------
  Investments and other assets                         43,863            37,587
  Prepaid income taxes                                 41,024            41,024
  Net property, plant and equipment                   731,746           706,779
                                               ---------------   ---------------
  Total assets                               $      2,114,394         2,146,574
                                               ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                           $        496,393           516,806
  Reserve for insurance claims and
    self-insurance                                     55,780            60,510
  Accrued wages and salaries                           65,578            68,238
  Accrued rent                                         59,371            58,313
  Accrued expenses                                    104,610           126,550
  Short-term borrowings                                  -                9,500
  Current obligations under
    capital leases                                      3,765             3,462
  Income taxes                                         45,744            29,787
                                               ---------------   ---------------
    Total current liabilities                         831,241           873,166
                                               ---------------   ---------------
  Obligations under capital leases                     84,520            85,374
  Defined benefit plan                                 24,116            22,852
  Reserve for insurance claims and
    self-insurance                                    107,667           105,417
  Other liabilities                                     2,294             2,304
  Shareholders' equity:
    Common stock                                       74,095            74,176
    Retained earnings                                 990,461           983,285
                                               ---------------   ---------------
    Total shareholders' equity                      1,064,556         1,057,461
                                               ---------------   ---------------
  Total liabilities and shareholders'
    equity                                   $      2,114,394         2,146,574
                                               ===============   ===============
 See accompanying notes to Condensed Consolidated Financial Statements.
                                     Page 2
PAGE

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Amounts in thousands

                                                     For the 12 Weeks Ended
                                                ------------------------------
               FISCAL YEAR-TO-DATE              Sept. 21, 1994  Sept. 22, 1993
                                                --------------  --------------
 Cash flows from operating activities:
  Net earnings                                  $      40,045           35,951
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                   39,860           34,730
       Prepaid income taxes                               -             (2,780)
       Defined benefit plan                             1,264              778
       Decrease in reserve for
         self-insurance                                (2,480)            (744)
       Change in cash from:
                Receivables                            44,336            4,003
                Merchandise inventories                (2,927)          15,701
                Prepaid expenses                       20,264           24,815
                Accounts payable                      (20,413)          (6,644)
                Income taxes                           15,957           18,210
                Other current accrued expenses        (26,486)          (1,045)
                                                    ----------       ----------
 Net cash provided by operating activities            109,420          122,975
                                                    ----------       ----------
 Cash flows from investing activities:
  Purchases of property, plant
    and equipment, net                                (64,826)         (43,094)
  Increase in investments
    and other assets                                   (6,276)         (17,327)
                                                   -----------      -----------
 Net cash used in investing activities                (71,102)         (60,421)
                                                   -----------      -----------
 Cash flows from financing activities:
  Decrease in short-term borrowings                    (9,500)         (40,000)
  Payments on capital lease obligations                  (551)            (539)
  Purchase of common stock and changes in
    retained earnings                                 (10,385)          (4,155)
  Dividends paid                                      (19,622)         (18,182)
  Other                                                   (10)              20
                                                   -----------      -----------
 Net cash used
    in financing activities                           (40,068)         (62,856)
                                                   -----------      -----------
 Decrease in cash and cash equivalents                 (1,750)            (302)
 Cash and cash equivalents at beginning of year        31,451           22,302
                                                   -----------      -----------
 Cash and cash equivalents at end of period     $      29,701           22,000
                                                   ===========      ===========
 Supplemental cash flow information:
  Interest paid                                 $         610              980
  Interest and dividends received               $         267              542
  Income taxes paid                             $       1,480            4,007
                                                   ===========      ===========
 See accompanying notes to Condensed Consolidated Financial Statements.
                                    Page 3
PAGE

                WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

(A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 1994 Form 10-K Annual Report of the Company.

     The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in the southeastern and southwestern United States and Bahamas Islands.

(B) Merchandise inventories are stated at the lower of cost or market, approximately 92% of which are valued under the LIFO method.

(C) Results for the quarter reflect a pretax LIFO inventory charge of $2.7 million in 1994 and in 1993. If the FIFO method had been used, current quarter net earnings would have been $41.7 million or $0.56 per share as compared with net earnings of $37.6 million or $0.50 per share in the previous year.

(D) The Company has an authorized $200 million Commercial Paper Program and short-term lines of credit totaling $235 million. There was no commercial paper outstanding on either September 21, 1994 or June 29, 1994. On September 21, 1994 there were no amounts outstanding due to borrowings against our bank lines of credit, as compared to $9.5 million on June 29, 1994.

(E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax reate used for fiscal year 1995 is 36% as compared to 38% in 1994.

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

                                  Page 4
PAGE

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED:

      At one of the Tampa sites, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site. The costs to the Company are estimated at $150,000 in fiscal year 1995, with additional annual costs for an indefinite period thereafter.

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

      Although the amount of liability with respect to all other claims and lawsuits cannot be ascertained, management is of the opinion that any resulting liability will not have a material affect on the Company's consolidated earnings or financial position.
                                  Page 5
PAGE

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This analysis should be read in conjunction with the Condensed Con-solidated Financial Statements.

     Results of Operations

     Sales for the current quarter were $2.6 billion, a $125.9 million increase, or 5.1% over the comparable quarter ended September 22, 1993. Sales increases resulted primarily from a 6.2% increase in average store sales. As of September 21, 1994, identical store sales for the quarter reflected a 3.4% increase in the current year compared to a 1.1% increase in the prior fiscal year.

     The Company opened 16 new stores, averaging 45,300 square feet, enlarged or remodeled 19 stores, and closed 20 older stores, averaging 27,300 square feet. As of September 21, 1994, retail space totaled
     41.0 million square feet. Currently, 64 new stores are under construction. The Company plans to open 75 new stores in the current fiscal year. The Company has 1,155 stores in operation compared with
     1,169 stores  last year.  Of the  1,155 stores,  640 are  larger  than
     35,000 square feet. Stores not performing up to expectations were closed, which resulted in a reduction in the total number of stores.

     Gross profit increased $34.5 million for the quarter. As a percent to sales, gross profit for the current quarter was 22.8%, compared to 22.6% in the previous year. The increase in gross profit is a result of our computerized buying and our forward buy purchasing program. Also, the larger stores have a different inventory mix which has an improved gross profit percentage.

     Operating and administrative expenses increased 5.9% for the current quarter. As a percent to sales, operating and administrative expenses for the current quarter were 21.1% as compared to 21.0% last year. Our major increase in operating and administrative expense is due to the Corporate Owned Life Insurance Program (COLI).

     Cash discounts and other income totaled $22.7 million the first quarter in both the current and previous fiscal year. Investment income for the current quarter totaled $0.2 million compared to $0.9 million last year. The decrease in investment income is due to a reduction in funds available for investment.

     Interest expense totaled $3.4 million for the current quarter compared to $4.0 million for the comparable period last year. The decrease in interest expense for the quarter is due to a reduction in the issuance of commercial paper.

     Earnings before income taxes were $62.6 million for the current quarter compared to $58.0 million in the previous year. The increase in pretax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 36% for the current year and 38.0% for the previous year. This rate is expected to approximate the effective rate for the full 1995 fiscal year.

     Net earnings amounted to $40.0 million, or $0.54 per share for the current quarter compared to $36.0 million, or $0.48 per share for the comparable period last year. The LIFO charge reduced net earnings by $1.7 million, or $0.02 per share for the current quarter compared to $1.7 million, or $0.02 per share in the previous year.
                                  Page 6
PAGE

     Liquidity and Capital Resources

     The Company's financial condition remains very sound and very strong. Cash, cash equivalents and short-term investments amounted to $29.7 million at September 21, 1994. Net cash provided by operating activities amounted to $109.4 million for the 12 weeks ended September 21, 1994, compared to $123.0 million for the comparable period last year. Capital expenditures totaled $64.8 million compared to $43.1 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $600.0 million in 1995. The
     Company has no material construction or purchase commitments outstanding as of September 21, 1994.

     Working capital amounted to $466.5 million at September 21, 1994, com-pared to $488.0 million at June 29, 1994.

     The Company has an authorized $200 million Commercial Paper Program. In addition, the Company has $235 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of September 21, 1994, and June 29, 1994, no commercial paper was outstanding. Short-term borrowings against our bank lines of credit were none as of September 21, 1994 as compared to $9.5 million on June 29, 1994.

     Excluding capital leases, the Company had no outstanding long-term debt as of either September 21,1994 or June 29, 1994.

     The Company's available credit facilities and cash flow from opera-tions are considered adequate to fund the short-term and long-term capital needs of the Company.

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
                                  Page 7
PAGE

               WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                      Part II  -  Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

       (a) The 1994 Annual Meeting of Shareholders of the Company took place on October 5, 1994.

       (b)   Four matters were voted on at the meeting:

         1. The election of four (4) Class II Directors for terms expiring in 1997 and one (1) Class III Director for a term expiring in 1996;

         2. Approval and ratification of an amendment increasing the number of shares available for grant under and enlarging the group of eligible employees under the Company's Key Employee Stock Option Plan;

         3. Ratification of an amendment increasing the number of authorized shares of Common Stock which the Company may have
             outstanding  at   any   time  to   200,000,000   shares   from
             100,000,000;

         4. And for ratification of the appointment by the Board of Directors of the Company of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 30, 1994.

        With respect to the election of Directors, the votes were as follows:

             Class II, for terms expiring in 1997
                                        Shares for     Shares Withheld
             Robert D. Davis            63,218,070   538,884
             James Kufeldt              63,217,467   539,487
             Charles H. McKellar        63,173,794   583,160
             David F. Miller            63,170,471   586,483

             Class III, for term expiring in 1996:
                                        Shares for     Shares Withheld
             Julia (Judi) B. North      63,167,036   589,618

        With respect to approval and ratification of the amendments to the Company's Key Employee Stock Option Plan, the vote was: 62,120,170 shares for; 1,263,599 shares against; 418,411 shares abstain. There were zero broker non-votes.

       With  respect  to  the  ratification  of  amendment  increasing  the authorized number of authorized shares of Common Stock which the Company may have outstanding at any time to 200,000,000 shares from 100,000,000 shares, the vote was: 60,266,616 shares for; 3,234,699
       shares against;  300,906 shares abstained.   There were zero  broker
       non-votes.

       With respect to the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 30. 1994, the vote was: 63,408,601 shares for; 162,838 shares against; 230,807 shares abstain. There were zero broker non-votes.
                                Page 8
PAGE

     Item 5.   Other Information

         Wayne  E.  Ripley,  Jr.,  Vice  President,  General  Counsel   and
     Secretary of   the Company, passed away on October 9, 1994.


     Item 6.   Exhibits and Reports on Form 8-K


     Exhibits

     11.1      Computation of Earnings Per Share


     Report on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended September 21, 1994.


                                SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WINN-DIXIE STORES, INC.


     Date:  October 17, 1994             RICHARD MCCOOK
                                    -----------------------------
                                         Richard P. McCook
                                    Financial Vice President and
                                    Principal Financial Officer


     Date:  October 17, 1994               DAVID H. BRAGIN
                                    -----------------------------
                                          David H. Bragin
                                      Corporate Treasurer and
                                    Principal Accounting Officer
                                  Page 9
PAGE

                                                               Exhibit 11.1
                                                               ------------

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE
                    Dollars in thousands except per share data

 For the 12 Weeks Ended                 Sept. 21, 1994       Sept. 22, 1993
                                        ----------------     ----------------
 Average number of shares
    outstanding                              74,108,688           74,951,659
                                        ================     ================
 Net earnings                       $            40,045               35,951
                                        ================     ================
 Earnings per share                 $              0.54                 0.48
                                        ================     ================