Form 10-Q
period 1995-01-11
WINN DIXIE STORES INC
filed 1995-02-08
CIK 107681

WINN-DIXIE STORES, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS
                           Part I:  Financial Information
                                                                           Page
     Condensed Consolidated Statements of Earnings
          (Unaudited), For the 16 and 28 Weeks Ended
          January  11, 1995 and January 12, 1994                             1

     Condensed Consolidated Balance Sheets (Unaudited),
          January 11, 1995 and June 29, 1994                                 2

     Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 28 Weeks Ended
          January 11, 1995 and January 12, 1994                              3

     Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                      4-5

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6-7

                             Part II:  Other Information

     Item 5.  Other Information                                              8

     Item 6.  Exhibits and Reports on Form 8-K                               8

     Signatures                                                              8

     Computation of Earnings Per Share        Exhibit 11.1                   8

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     Amounts in thousands except per share data
              MOST RECENT QUARTER
                                                     For the 16 Weeks Ended
                                                --------------------------------
                                                 Jan. 11, 1995     Jan. 12, 1994
                                                --------------    --------------
 Net sales                                     $    3,537,824         3,380,986
 Cost of sales                                      2,727,912         2,614,525
                                                  ------------      ------------
 Gross profit                                         809,912           766,461
 Operating & administrative expenses                  732,072           694,336
                                                  ------------      ------------
 Operating income                                      77,840            72,125
 Cash discounts & other income                         32,408            35,876
 Interest expense                                      (4,823)           (5,132)
                                                  ------------      ------------
 Earnings before income taxes                         105,425           102,869
 Provision for income taxes                            37,953            39,088
                                                  ============      ============
 Net earnings                                  $       67,472            63,781
                                                  ============      ============
 Earnings per share                            $         0.91              0.85
                                                  ============      ============
 Dividends per share                           $         0.52              0.48
                                                  ============      ============

              FISCAL YEAR-TO-DATE
                                                     For the 28 Weeks Ended
                                                     ----------------------
                                                 Jan. 11, 1995     Jan. 12, 1994
                                                --------------    --------------
 Net sales                                     $    6,128,188         5,845,426
 Cost of sales                                      4,727,730         4,522,880
                                                  ------------      ------------
 Gross profit                                       1,400,458         1,322,546
 Operating & administrative expenses                1,279,324         1,211,132
                                                  ------------      ------------
 Operating income                                     121,134           111,414
 Cash discounts & other income                         55,084            58,570
 Interest expense                                      (8,223)           (9,131)
                                                  ------------      ------------
 Earnings before income taxes                         167,995           160,853
 Provision for income taxes                            60,478            61,121
                                                  ------------      ------------
 Net earnings                                  $      107,517            99,732
                                                  ============      ============
 Earnings per share                            $         1.45              1.33
                                                  ============      ============
 Dividends per share                           $         0.78              0.72
                                                  ============      ============

 See accompanying notes to Condensed Consolidated Financial Statements.

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               Amounts in thousands
 ASSETS                                          Jan. 11, 1995     June 29, 1994
                                               ---------------   ---------------
  Cash and cash equivalents                  $         26,899            31,451
  Trade and other receivables                         124,019           171,854
  Associate stock loans                                12,055             1,776
  Merchandise inventories less LIFO reserve
   of $211,472    ($205,172 at June 29, 1994)       1,156,184         1,058,883
  Prepaid expenses                                     79,214            97,220
                                               ---------------   ---------------
    Total current assets                            1,398,371         1,361,184
                                               ---------------   ---------------
  Investments and other assets                         42,500            37,587
  Prepaid income taxes                                 41,024            41,024
  Net property, plant and equipment                   778,492           706,779
                                               ---------------   ---------------
  Total assets                               $      2,260,387         2,146,574
                                               ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                           $        529,576           516,806
  Reserve for insurance claims and
    self-insurance                                     54,096            60,510
  Accrued wages and salaries                           75,382            68,238
  Accrued rent                                         58,934            58,313
  Accrued expenses                                    102,557           126,550
  Short-term borrowings                                59,500             9,500
  Current obligations under
    capital leases                                      3,765             3,462
  Income taxes                                         31,073            29,787
                                               ---------------   ---------------
    Total current liabilities                         914,883           873,166
                                               ---------------   ---------------
  Obligations under capital leases                     83,381            85,374
  Defined benefit plan                                 25,534            22,852
  Reserve for insurance claims and
    self-insurance                                    110,667           105,417
  Other liabilities                                     2,449             2,304
  Shareholders' equity:
    Common stock                                       74,582            74,176
    Retained earnings                               1,048,891           983,285
                                               ---------------   ---------------
    Total shareholders' equity                      1,123,473         1,057,461
                                               ---------------   ---------------
  Total liabilities and shareholders'
    equity                                   $      2,260,387         2,146,574
                                               ===============   ===============
 See accompanying notes to Condensed Consolidated Financial Statements.
                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Amounts in thousands
                                                     For the 28 Weeks Ended
                                                ------------------------------
               FISCAL YEAR-TO-DATE               Jan. 11, 1995   Jan. 12, 1994
                                                --------------  --------------
 Cash flows from operating activities:
  Net earnings                                  $     107,517           99,732
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                   96,677           83,601
       Prepaid income taxes                               -             (2,780)
       Defined benefit plan                             2,682            1,817
       Increase (decrease) in reserve for
         self-insurance                                (1,164)           1,380
       Change in cash from:
                Receivables                            37,556            8,743
                Merchandise inventories               (97,301)         (54,914)
                Prepaid expenses                       18,006           10,673
                Accounts payable                       12,770            9,486
                Income taxes                            1,286           12,845
                Other current accrued expenses         (9,550)          24,892
                                                    ----------       ----------
 Net cash provided by operating activities            168,479          195,475
                                                    ----------       ----------
 Cash flows from investing activities:
  Purchases of property, plant
    and equipment, net                               (168,390)        (140,638)
  Increase in investments and other assets             (4,913)         (39,163)
                                                   -----------      -----------
 Net cash used in investing activities               (173,303)        (179,801)
                                                   -----------      -----------
 Cash flows from financing activities:
  Increase in short-term borrowings                    50,000           60,000
  Payments on capital lease obligations                (1,689)          (1,699)
  Purchase of common stock and changes in
    retained earnings                                 (16,337)         (17,870)
  Proceeds of sales under associates'
    stock purchase plan                                25,909              -
  Dividends paid                                      (57,756)         (53,834)
  Other                                                   145               15
                                                   -----------      -----------
 Net cash provided (used) in financing activities         272          (13,388)
                                                   -----------      -----------
 Increase (decrease) in cash and cash equivalents      (4,552)           2,286
 Cash and cash equivalents at beginning of year        31,451           22,302
                                                   -----------      -----------
 Cash and cash equivalents at end of period     $      26,899           24,588
                                                   ===========      ===========
 Supplemental cash flow information:
  Interest paid                                 $       8,045            8,710
  Interest and dividends received               $         802            1,260
  Income taxes paid                             $      54,203           48,510
                                                   ===========      ===========
 See accompanying notes to Condensed Consolidated Financial Statements.

                      WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
     (A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statemen ts should be read in conjunction with the fiscal 1994 Form 10-K Annual Report of the Company.

          The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in the southeastern and southwestern United States and Baha-mas Islands.

     (B) Merchandise inventories are stated at the lower of cost or market, approximately 92% of which are valued under the LIFO method.

     (C) Results for the quarter reflect a pretax LIFO inventory charge of $3.6 million in 1995 and in 1994. The cumulative current year charge is $6.3 million as compared with $6.3 million in 1994. If the FIFO method had been used, current quarter net earnings would have been $69.7 million or $0.94 per share as compared with net earnings of $6 6.0 million or $0.88 per share in the previous year. The cumula-tive year net earnings would have been $111.5 million, or $1.50 per share as compared with $103.7 million, or $1.38 per share.

     (D) The Company has an authorized $200 million Commercial Paper Program and short-term lines of credit totaling $235 million. On January 11, 1995, there was $55 million in commercial paper and $4.5 million from bank lines of credit outstanding as compared to $140 million in com-mercial paper outstanding on January 12, 1994.

     (E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate used for fiscal year 1995 is 36% as compared to 38% in 1994.

     (F) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

          The U.S. Environmental Protection Agency has notified the Company that it is one of the many potentially responsible parties (PRPs) for clean up of two designated Superfund sites located in Tampa, Florida, three such sites in Jacksonville (2 related sites) and one site in Madison, Florida. The Company may be a PRP for cleanup of one non-Superfund site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

          The Company has entered into orders by consent with numerous other PRPs to conduct studies and do cleanup for three of the Superfund sites and is negotiating an agreement with PRPs who are under an or-der at another Superfund site to determine the most cost-effective way to clean up such sites. Although under federal statutes the Com-pany is jointly and severally liable for cleanup costs at each loca-tion, the Company's share of total costs is estimated not to exceed $500,000 for four of the Superfund sites and the Texas site. The Com-pany believes it is not a responsible party for cleanup of the Madi-son, Florida, and Tarrant County, Texas, sites and has no estimate of costs for those matters. Other than these two and the New Mexico site mentioned below, these involve wastes the Company paid to be properly disposed, and were mishandled by disposal companies or pub-lic disposal sites.

          At one of the Tampa sites, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site. The costs to the Company are estimated at $150,000 in fiscal year 1995, with addi-tional annual costs for an indefinite period thereafter.

          The Company is also involved in the cleanup of a fuel tank leak at a New Mexico site formerly owned by it. The cleanup costs are to be prorated with others on the basis of the total time of ownership of the participants. The Company's share is 15% of the total costs esti-mated to be less than $150,000, with minimal annual monitoring costs thereafter.

          It is the Company's policy to accrue and charge against earnings, the environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated, including evaluation of the other PRPs' ability to pay. The Company believes its ultimate liability as to these environmental matters will not necessitate significant capital outlays, will not materially affect the annual earnings of the Company, nor cause material changes in the Company's business. It is not possible to quantify future environ-mental costs because many issues relate to actions by third parties or changes in environmental regulation.

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

     RESULTS OF OPERATIONS

     Sales for the current quarter were $3.5 billion, a $156.8 million increase, or 4.6% over the comparable quarter ended January 12, 1994. Year-to-date, sales were $6.1 billion, a $282.8 million, increase over the comparable period last year. Sales increases resulted primarily from an increase in average store sales. The increase in identical store sales was 2.7% for the quarter and 3.1% year-to-date. Average store sales increased 6.1% for the quarter and year-to-date.

     The Company opened 42 new stores, averaging 46,400 square feet, enlarged or remodeled 42 stores, and closed 43 older stores, averaging 26,700 square feet. As of January 11, 1995, retail space totaled 41.8 million square feet. Currently, 52 new stores are under construction. The Company plans to open 80 new stores in the current fiscal year. The Company has 1,158 stores in operation compared with 1,172 stores last year. Of the 1,158 stores, 673 are larger than 35,000 square feet. Stores not performing up to expectations were closed, which resulted in a reduction in the total number of stores.

     Gross profit increased $43.5 million for the quarter and $77.9 million, year-to-date. As a percent to sales, gross profit for the current quarter was 22.9%, compared to 22.7% in the previous year. Year-to-date, gross
     profit as a percent to sales was 22.8%   in the current  year, compared to
     22.6% in the previous year. The increase in gross profit is a result of our larger stores having a different inventory mix which has an improved gross profit percentage.

     Operating and administrative expenses increased $37.7 million for the cur-rent quarter and $68.2 million year-to-date. As a percent to sales, oper-ating and administrative expenses for the current quarter were 20.7%, com-pared to 20.5% last year. Year-to-date, operating and administrative ex-penses, as a percent to sales were 20.9% for the current year and 20.7% for the previous year. Our increase in operating and administrative expense is due to payroll, occupancy and depreciation expense.

     Cash discounts and other income totaled $32.4 million the first quarter and $55.1 million year-to-date. Investment income for the current quarter totaled $0.3 million compared to $1.4 million last year. Year-to-date, investment income totaled $0.5 million for the current year, compared to $2.3 million in the previous year. The decrease in investment income is due to a reduction in funds available for investment.

     Interest expense totaled $4.8 million for the current quarter compared to $5.1 million for the comparable period last year. Year-to-date, interest expense totaled $8.2 million for the current period compared to $9.1 mil-lion in the previous year. The decrease in interest expense for the quar-ter is due to a reduction in the issuance of commercial paper.

     Earnings before income taxes  were $105.4 million for  the current quarter
     compared to $102.9   million in the previous  year. Year-to-date, earnings
     before income taxes were $168.0 million in the current year and $160.9 million in the previous year. The increase in pretax earnings is primarily
     a result of the increase in  gross profit as previously mentioned.   Income
     taxes have been accrued at an effective rate of 36% for the current year and 38.0% for the previous year. This rate is expected to approximate the effective rate for the full 1995 fiscal year.

     Net earnings amounted to $67.5 million, or $0.91 per share for the current quarter compared to $63.8 million, or $0.85 per share for the comparable period last year. Year-to-date, net earnings amounted to $107.5 million or $1.45 per share compared to $99.7 million, or $1.33 per share for the pre-vious year. The LIFO charge reduced net earnings by $2.3 million, or $0.03 per share for the current quarter compared to $2.3 million, or $0.03 per share in the previous year. Year-to-date, the LIFO charge reduced net earn-ings by $3.9 million, $0.05 per share compared to $3.9 million, $0.05 per share in the previous year.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remains very sound and very strong. Cash and cash equivalents amounted to $26.9 million at January 11, 1995. Net cash provided by operating activities amounted to $168.5 million for the 28 weeks ended January 11, 1995 compared to $195.5 million for the comparable period last year. Capital expenditures totaled $168.4 million compared to $140.6 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital invest-ment in Company retail and support facilities, including operating leases, is estimated to be $600.0 million in 1995. The Company has no material construction or purchase commitments outstanding as of January 11, 1995.

     Working capital amounted to $483.5 million at January 11, 1995 compared to $488.0 million at June 29, 1994.

     The Company has an authorized $200 million Commercial Paper Program. In addition, the Company has $235 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of January 11, 1995, $55.0 million of commercial paper was outstanding as compared to $140.0 million in the previous year. Short-term borrowings against our bank lines of credit were $4.5 million as of January 11, 1995 as compared to none on January 12, 1994.

     Excluding capital leases, the Company had no outstanding long-term debt as of either January 11, 1995 or June 29, 1994.

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

     IMPACT OF INFLATION

     The Company's primary costs, which are inventory and labor, increase with inflation. Recovery of these increases has to come from improved operating efficiencies and, to the extent permitted by our competition, through im-proved gross profit margins.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                         Part II  -  Other Information


Item 5.   OTHER INFORMATION

          On January 25, 1995, the Board of Directors elected Mrs. Judith
          W. Dixon, former Assistant Secretary and Director of Shareholder Relations, as Secretary of the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1.2 Articles of Amendment to Restated Articles of Incorporation as adopted on October 5, 1994.

3.1.3 Amendment to Restated Articles of Incorporation as adopted on October 5, 1994.

10.5 Key Employee Stock Option Plan effective January 20, 1990 as adopted on October 5, 1994.

10.5.1    Amendment to Key Employee Stock Option Plan dated June 22, 1994.

10.5.2    Amendment to Key Employee Stock Option Plan dated July 25, 1994.

11.1      Computation of Earnings Per Share

REPORT ON FORM 8-K

There were no reports on Form 8-K filed for the quarter ended January 11, 1995


                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        Winn-Dixie Stores, Inc.

Date: February  8, 1995                 RICHARD P. MCCOOK
                                        Richard P. McCook
                                        Financial Vice President and
                                        Principal Financial Officer

Date: February  8, 1995                 DAVID H. BRAGIN
                                        David H. Bragin
                                        Corporate Treasurer and
                                        Principal Accounting Officer