Form 10-Q
period 1995-04-05
WINN DIXIE STORES INC
filed 1995-05-04
CIK 107681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549


                           FORM 10-Q

(Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES  EXCHANGE ACT OF 1934
                 For the quarterly  period  ended April 5, 1995

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to ____________________
                      Commission File Number 1-3657


                         WINN-DIXIE STORES, INC.
          (Exact name of registrant as specified in its charter)

            Florida                        59-0514290
(State or other jurisdiction of          (IRS Employer
 incorporation or organization)         Identification No.)

      5050 Edgewood Court, Jacksonville                32254-3699
            (Address of registrant's organization)     (Zip Code)

                         (904) 783-5000
     (Registrant's telephone number, including area code)

          Unchanged
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of April 20, 1995, there were 75,818,572 shares outstanding of the registrant's common stock, $1 par value.

                    WINN-DIXIE STORES, INC.

                         FORM 10-Q

                    TABLE OF CONTENTS

                    Part I:  Financial Information


                                                            Page
     Condensed Consolidated Statements of Earnings
        (Unaudited), For the 12 and 40 Weeks Ended
        April 5, 1995  and  April 6, 1994                        1

     Condensed Consolidated Balance Sheets (Unaudited),
        April 5, 1995 and June 29, 1994                          2

        Condensed Consolidated Statements of Cash Flows
     (Unaudited), For the 40 Weeks Ended
        April 5, 1995 and April 6, 1994                          3

     Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                            4-5

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    6-8


               Part II:  Other Information


     Item 5.  Other Information                                  8

     Item 6.  Exhibits and Reports on Form 8-K                   8

     Signatures                                                  8

     Computation of Earnings Per Share                           Exhibit 11.1

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     Amounts in thousands except per share data

              MOST RECENT QUARTER
                                                      For the 12 Weeks Ended
                                                -------------------------------
                                                 April 5, 1995  April 6, 1994
                                                --------------    -------------
 Net sales                                     $    2,775,842      2,651,491
 Cost of sales                                      2,133,824      2,047,577
                                                  ------------   ------------
 Gross profit                                         642,018        603,914
 Operating & administrative expenses                  575,099        536,614
                                                  ------------   ------------
 Operating income                                      66,919         67,300
 Cash discounts & other income                         26,068         20,349
 Interest expense                                      (4,024)        (3,729)
                                                  ------------   ------------
 Earnings before income taxes                          88,963         83,920
 Provision for income taxes                            32,027         31,888
                                                  ============   ============
 Net earnings                                  $       56,936         52,032
                                                  ============   ============
 Earnings per share                            $         0.76           0.70
                                                  ============   ============
 Dividends per share                           $         0.39           0.36
                                                  ============   ============



              FISCAL YEAR-TO-DATE
                                                     For the 40 Weeks Ended
                                                     ----------------------
                                                 April 5, 1995   April 6, 1994
                                                --------------   -------------
 Net sales                                     $    8,904,030      8,496,917
 Cost of sales                                      6,861,554      6,570,457
                                                  ------------   ------------
 Gross profit                                       2,042,476      1,926,460
 Operating & administrative expenses                1,854,423      1,747,746
                                                  ------------   ------------
 Operating income                                     188,053        178,714
 Cash discounts & other income                         81,152         78,919
 Interest expense                                     (12,247)       (12,860)
                                                  ------------   ------------
 Earnings before income taxes                         256,958        244,773
 Provision for income taxes                            92,505         93,009
                                                  ------------   ------------
 Net earnings                                  $      164,453        151,764
                                                  ============   ============
 Earnings per share                            $         2.21           2.03
                                                  ============   ============
 Dividends per share                           $         1.17           1.08
                                                  ============   ============

 See accompanying notes to Condensed Consolidated Financial Statements.

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               Amounts in thousands

 ASSETS                                          April 5, 1995     June 29, 1994
                                               ---------------   ---------------
  Cash and cash equivalents                  $         28,494            31,451
  Trade and other receivables                         147,855           171,854
  Associate stock loans                                11,658             1,776
  Merchandise inventories less LIFO reserve
   of $215,972    ($205,172 at June 29, 1994)       1,218,756         1,058,883
  Prepaid expenses                                     86,265            97,220
                                               ---------------   ---------------
    Total current assets                            1,493,028         1,361,184
                                               ---------------   ---------------
  Investments and other assets                         89,005            37,587
  Prepaid income taxes                                 41,024            41,024
  Net property, plant and equipment                   854,142           706,779
                                               ---------------   ---------------

  Total assets                               $      2,477,199         2,146,574
                                               ===============   ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                           $        540,049           516,806
  Reserve for insurance claims and
    self-insurance                                     49,757            60,510
  Accrued wages and salaries                           85,241            68,238
  Accrued rent                                         57,825            58,313
  Accrued expenses                                    108,589           126,550
  Short-term borrowings                               145,000             9,500
  Current obligations under
    capital leases                                      3,765             3,462
  Income taxes                                         44,275            29,787
                                               ---------------   ---------------
    Total current liabilities                       1,034,501           873,166
                                               ---------------   ---------------
  Obligations under capital leases                     82,528            85,374
  Defined benefit plan                                 26,650            22,852
  Reserve for insurance claims and
    self-insurance                                    112,917           105,417
  Other liabilities                                     3,771             2,304
  Shareholders' equity:
    Common stock                                       75,822            74,176
    Retained earnings                               1,141,010           983,285
                                               ---------------   ---------------
    Total shareholders' equity                      1,216,832         1,057,461
                                               ---------------   ---------------
  Total liabilities and shareholders'
    equity                                   $      2,477,199         2,146,574
                                               ===============   ===============

 See accompanying notes to Condensed Consolidated Financial Statements.

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Amounts in thousands

                                                     For the 40 Weeks Ended
                                                ------------------------------
               FISCAL YEAR-TO-DATE               April 5, 1995   April 6, 1994
                                                --------------  --------------
 Cash flows from operating activities:
  Net earnings                                  $     164,453          151,764
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                  142,355          122,934
       Prepaid income taxes                                             (2,780)
       Defined benefit plan                             3,798            2,947
       Increase (decrease) in reserve for
         self-insurance                                (3,253)           3,330
       Change in cash from:
                Receivables                            19,069          (13,210)
                Merchandise inventories              (130,352)         (44,587)
                Prepaid expenses                       11,642           12,039
                Accounts payable                        9,217           49,622
                Income taxes                           14,488           19,203
                Other current accrued expenses         (3,935)          36,139
                                                    ----------       ----------
 Net cash provided by operating activities            227,482          337,401
                                                    ----------       ----------
 Cash flows from investing activities:
  Purchases of property, plant
    and equipment, net                               (261,826)        (195,306)
  Decrease (increase) in investments
   and other assets                                     1,836          (38,712)
                                                   -----------      -----------
 Net cash used in investing activities               (259,990)        (234,018)
                                                   -----------      -----------
 Cash flows from financing activities:
  Increase in short-term borrowings                   135,500           20,000
  Payments on capital lease obligations                (2,543)          (2,569)
  Purchase of common stock and changes in
    retained earnings                                 (25,584)         (32,232)
  Proceeds of sales under associates'
    stock purchase plan                                25,909
  Payment on bank notes                               (17,087)
  Dividends paid                                      (86,777)         (80,631)
                                                   -----------      -----------
 Net cash provided by (used in) financing activities   29,551          (95,505)
                                                   -----------      -----------
 Increase (decrease) in cash and cash equivalents      (2,957)           7,878
 Cash and cash equivalents at beginning of year        31,451           22,302
                                                   -----------      -----------
 Cash and cash equivalents at end of period     $      28,494           30,180
                                                   ===========      ===========
 Supplemental cash flow information:
  Interest paid                                 $      12,649           12,447
  Interest and dividends received               $       1,117            2,041
  Income taxes paid                             $      72,900           74,041
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

     The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in the southeastern and southwestern United States, Ohio and the Bahamas Islands.

(B) On March 26, 1995, the Company acquired the assets of Thriftway, Inc., a twenty-five store supermarket chain operating in Ohio and Kentucky in a stock for stock transaction and is not reflected in the Statement of Cash Flows. This acquistion has been accounted for using the purchase method. Results of operations, which are immaterial, are included in the consolidated financial statements from the date of acquistion.

(C) Merchandise inventories are stated at the lower of cost or market, approximately 94% of which are valued under the LIFO method.

(D) Results for the quarter reflect a pretax LIFO inventory charge of $4.5 million in 1995 and $2.7 million in 1994. The cumulative current year charge is $10.8 million as compared with $9.0 million in 1994. If the FIFO method had been used, current quarter net earnings would have been $59.8 million or $0.80 per share as compared with net earnings of $53.7 million or $0.72 per share in the previous year. The cumulative year net earnings would have been $171.2 million, or $2.30 per share as compared with $157.4 million, or $2.11 per share.

(E) The Company has an authorized $200 million Commercial Paper Program and short-term lines of credit totaling $250 million. On April 5, 1995, there
     was $110.0   million in commercial paper and $35.0 million from bank lines of credit outstanding as compared to $100 million in commercial paper outstanding on April 6, 1994.

(F) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate used for fiscal year 1995 is 36% as compared to 38% in 1994.

(G) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

     The U.S. Environmental Protection Agency has notified the Company that it is one of the many potentially responsible parties (PRPs) for cleanup of three designated Superfund sites located in Tampa, Florida, three such sites in Jacksonville (2 related sites) and one site in Madison, Florida. The Company may be a PRP for cleanup of one non-Superfund site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

   The Company has entered into orders by consent with numerous other PRPs to conduct studies and do cleanup for three of the Superfund sites and is negotiating an agreement with PRPs who are under an order at another Superfund site to determine the most cost-effective way to clean up such sites. Although under federal statutes the Company is jointly and severally liable for cleanup costs at each location, the Company's share of total costs is estimated not to exceed $500,000 for four of the Superfund sites and the Texas site. The Company believes it is not a responsible party for cleanup of the Madison, Florida, and Tarrant County, Texas, sites and has no estimate of costs for those matters. Other than these two and the New Mexico site mentioned below, these involve wastes the Company paid to be properly disposed, and were mishandled by disposal companies or public disposal sites.

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

   Results of Operations

   Sales for the current quarter were $2.8 billion, a $124.4 million increase, or 4.7% over the comparable quarter ended April 6, 1994. Year-to-date, sales were $8.9 billion, a $407.1 million, or 4.8% increase over the comparable period last year. Sales increases resulted primarily from an increase in average store sales. The increase in identical store sales was 1.7% for the quarter and 2.6% year-to-date. Average store sales increased 5.4% for the quarter and 5.9% year-to-date. Sales for the third quarter were adversly affected by approximately 1.0% due to Easter falling in the fourth quarter versus the third quarter last year.

   The Company opened and/or acquired 83 new stores, averaging 46,700 square feet, enlarged or remodeled 63 stores, and closed 59 older stores, averaging 26,500 square feet. As of April 5, 1995, retail space totaled 43.4 million square feet. Currently, 45 new stores are under construction. The Company plans to open 105 new stores in the current fiscal year. The Company has 1,183 stores in operation compared with 1,161 stores last year. Of the 1,183 stores, 713 are larger than 35,000 square feet. The increase in the number of stores opened, include 25 Thriftway stores that were acquired on March 26, 1995.

   Gross profit increased $38.1 million for the quarter and $116.0 million, year-to-date. As a percent to sales, gross profit for the current quarter was 23.1%, compared to 22.8% in the previous year. Year-to-date, gross profit as a percent to sales was 22.9% in the current year, compared to 22.7% in the previous year. The increase in gross profit is a result of our larger stores having a different inventory mix which has an improved gross profit percentage.

   Operating and administrative expenses increased $38.5 million for the current quarter and $106.7 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 20.7%, compared to 20.2% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 20.8% for the current year and 20.6% for the previous year. Our increase in operating and administrative expense is due to a higher payroll percentage in the larger stores, occupancy and depreciation expense.

   Cash discounts and other income totaled $26.1 million the current quarter and $81.2 million year-to-date. Investment income for the current quarter totaled $0.1 million compared to $(1.5) million last year. Year-to-date, investment income totaled $0.6 million for the current year, compared to $0.7 million in the previous year. The decrease in investment income is due to a reduction in funds available for investment.

   Interest expense totaled $4.0 million for the current quarter compared to $3.7 million for the comparable period last year. Year-to-date, interest expense totaled $12.3 million for the current period compared to $12.9 million in the previous year. The increase in interest expense for the quarter is due to a increase in the issuance of commercial paper.

   Earnings before income taxes were $89.0 million for the current quarter compared to $83.9 million in the previous year. Year-to-date, earnings before income taxes were $257.0 million in the current year and $244.8 million in the previous year. The increase in pretax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 36% for the current year and 38.0% for the previous year. This rate is expected to approximate the effective rate for the full 1995 fiscal year.

   Net earnings amounted to $57.0 million, or $0.76 per share for the current quarter compared to $52.0 million, or $0.70 per share for the comparable period last year. Year-to-date, net earnings amounted to $164.5 million or $2.21 per share compared to $151.8 million, or $2.03 per share for the previous year. The LIFO charge reduced net earnings by $2.8 million, or $0.03 per share for the current quarter compared to $1.7 million, or $0.02 per share in the previous year. Year-to-date, the LIFO charge reduced net earnings by $6.8 million, $0.09 per share compared to $5.6 million, or $0.08 per share in the previous year.

   Liquidity and Capital Resources

   The Company's financial condition remains very sound and very strong. Cash and cash equivalents amounted to $28.5 million at April 5, 1995. Net cash provided by operating activities amounted to $227.5 million for the 40 weeks ended April 5, 1995 compared to $337.4 million for the comparable period last year. Capital expenditures totaled $261.8 million compared to $195.3 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and the expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $600.0 million in 1995. The Company has no material construction or purchase commitments outstanding as of April 5, 1995.

   Working capital amounted to $458.5 million at April 5, 1995 compared to $488.0 million at June 29, 1994.

   The Company has an authorized $200 million Commercial Paper Program. In addition, the Company has $235 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of April 5, 1995, $110.0 million of commercial paper was outstanding as compared to $100.0 million in the previous year. Short-term borrowings against our bank lines of credit were $35.0 million as of April 5, 1995 as compared to none on April 6, 1994.

   Excluding capital leases, the Company had no outstanding long-term debt as of either April 5, 1995 or June 29, 1994.

   The Company's available credit facilities and cash flow from operations are considered adequate to fund the short-term and long-term capital needs of the Company.

   The U.S. Environmental Protection Agency has notified the Company that it is one of the many potentially responsible parties (PRPs) for cleanup of three designated Superfund sites located in Tampa, Florida, three such sites in Jacksonville (2 related sites) and one site in Madison, Florida. The Company may be a PRP for cleanup of one non-Superfund site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

   Impact of Inflation

   The Company's primary costs, which are inventory and labor, increase with inflation. Recovery of these increases has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

               WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                     Part II  -  Other Information

     Item 5.   Other Information

               On April 21, 1995, the Board of Directors elected four vice presidents. E. Ellis Zahra, Jr., formerly the managing partner of the Jacksonville, Florida office of Lebeouf, Lamb, Green and McRae, was elected Vice President and General Counsel. Ronald
               D. Buday, former Division Manager of the Orlando Division was elected a Vice President of the Company. Randall L. Hutton, former Associate Director of Government Relations, was elected Vice President, Director of Government Relations. Bruce Baxter, former Director of Marketing, was elected Vice President, Director of Marketing.

     Item 6.   Exhibits and Reports on Form 8-K


     Exhibits

     11.1      Computation of Earnings Per Share

     Report on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended April 05, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 Date: May 3, 1995               RICHARD P. MCCOOK
                                 ---------------------------
                                 Richard P. McCook
                                 Financial Vice President and
                                 Principal Financial Officer



 Date: May 3, 1995               DAVID H. BRAGIN
                                 ---------------------------
                                 David H. Bragin
                                 Corporate Treasurer and
                                 Principal Accounting Officer

                                                               Exhibit 11.1
                                                               ------------
                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE
                    Dollars in thousands except per share data


   For the 40 Weeks Ended                April 5, 1995        April 6, 1994
                                        ----------------     ----------------
 Average number of shares
    outstanding                              74,436,060           74,752,261
                                        ================     ================
 Net earnings                       $           164,453              151,764
                                        ================     ================
 Earnings per share                 $              2.21                 2.03
                                        ================     ================