Form 10-K
period 1995-06-28
WINN DIXIE STORES INC
filed 1995-08-28
CIK 107681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-K


(Mark One)
    *       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE ACT OF 1934
                    For the fiscal year ended June 28, 1995

                                       OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________________________ to ___________________

                         Commission File Number 1-3657

                       _________________________________
                            WINN-DIXIE STORES, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                          59-0514290
(State of other jurisdiction of                          ( IRS Employer
incorporation or organization)                          Identification No.)

       5050 Edgewood Court, Jacksonville, Florida              32254-3699
       (Address of  principal executive offices)                (Zip Code)

                            Area Code (904) 783-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
Title of each class                               on which registered
Common Stock Par Value $1.00 Per Share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on July 31, 1995 as reported on the New York Stock Exchange was approximately $2,509,203,972. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 1995, registrant had outstanding 75,540,202 shares of common stock.


DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement in respect to the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

                                     PART I

ITEM 1:  BUSINESS

General

Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food retailer with 1,175 stores in fourteen states and the Bahama Islands. According to published reports of sales at June 28, 1995 the Company was the fifth largest in United States supermarket sales.

All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes the parent company and all of its subsidi- aries, collectively.

Financial information on industry segments and lines of business is omitted because, apart from the principal business of operating retail self-service food stores, the Company had no other lines of business or industry segments.

Store Formats and Business Strategy

The business of the Company is the operation of a chain of retail self-service food stores which sell groceries, meats, seafood, fresh produce, deli/bakery, pharmaceuticals and general merchandise items. The Company's stores offer broad lines of merchandise, including nationally advertised and private label brands and unbranded merchandise (principally meats, seafood and produce), and generally operate on the basis of competitive pricing. Food items sold include dry groceries, dairy products, baked goods, meats, poultry, fish, fresh fruit, vegetables, frozen foods and other items commonly marketed by retail food stores. The Company's stores also sell many general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. Many locations have ancillary departments such as pharmacies, photo labs, dry cleaners and in-store banks. At June 28, 1995, the Company operated 1,175 retail stores of which 433 were located in Florida, 129 in North Carolina, 126 in Georgia, 87 in Alabama, 82 in South Carolina, 74 in Louisiana, 69 in Texas, 60 in Kentucky, 34 in Virginia, 21 in Ohio, 19 in Tennessee, 18 in Mississippi, 14 in the Bahamas, 7 in Oklahoma and 2 in Indiana. Such stores were operated under the names of "Winn-Dixie" (730), "Marketplace"
(407), "Thriftway" (25), "The City Meat Markets" (12) and "Buddies" (1).

Support and Other Services

The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:

LOCATION                                                  FACILITIES
______________________________________________________________________________

ALABAMA
        Montgomery       Distribution center; Plants:  milk bottling and
                         frozen pizza

FLORIDA
        Jacksonville     Two distribution centers; Plants:  detergents; paper
                         bags; and coffee, tea and spices
        Madison          Plant:  meat processing
        Miami            Distribution center;  Plant:  milk bottling
        Orlando          Distribution center
        Bartow           Plant:  egg processing
        Plant City       Plants:  ice cream and milk bottling
        Pompano          Distribution center
        Sarasota         Distribution center
        Tampa            Distribution center

GEORGIA
        Atlanta          Distribution center
        Fitzgerald       Plants:  jams, jellies, mayonnaise, salad dressing,
                         peanut butter and condiments; canned and bottled
                         carbonated beverages
        Gainesville      Plants:  oleomargarine; natural cheese cutting and
                         wrapping, processed cheese and pimento cheese
        Valdosta         Plants:  crackers and cookies; and snacks

KENTUCKY
        Louisville       Distribution center

LOUISIANA
        New Orleans      Distribution center
        Hammond          Distribution center; Plant:  milk bottling

NORTH CAROLINA
        Charlotte        Distribution center
        Raleigh          Distribution center
        High Point       Plants:  milk bottling and cultured products

SOUTH CAROLINA
        Greenville       Distribution center;  Plants: ice cream and milk
                         bottling

TEXAS
        Fort Worth       Distribution center;  Plant: milk bottling

BAHAMAS
        Nassau           Distribution center



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

Division              Major Competitors

Jacksonville          Publix, Albertson's, Piggly Wiggly (Bruno), Food Lion,
                      Super K

Tampa/Sarasota        Publix, Kash N Karry, Albertson's, Food Lion, Wal-Mart
                      Supercenter, U-Save

Montgomery            Bruno, Delchamps, Wal-Mart Supercenter

Miami/Pompano         Publix, XTRA, Sedano's, Albertson's

Orlando               Publix, Albertson's, Goodings, Food Lion, Wal-Mart
                      Supercenter

Greenville            Food Lion, Bi-Lo, Super K, Publix, Harris-Teeter

Raleigh               Food Lion, Harris-Teeter, Kroger, Hannaford, U-Krops

Charlotte             Food Lion, Harris-Teeter, Bi-Lo

Atlanta               Kroger, Ingles, A&P, Cub, Publix, Harris-Teeter

Midwest               Kroger, Wal-Mart Supercenter, Biggs

New Orleans           Delchamps, Schwegmans, Albertson's

Fort Worth            Kroger, Albertson's, Minyards, Food Lion, Randall's,
                      Wal-Mart Supercenter

Bahamas               Supervalu


Additionally, local chains and wholesaler-supported independents are well represented in all regions.

Winn-Dixie is considered a major competitor in all geographic areas in which it competes.

The Company did not spend a material amount on Company-sponsored research and development activities or on Company-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during any of the years in the three-year period ended June 28, 1995.

Government Regulation

The Company's compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect on its capital expenditures, earnings or competitive position.

Associates

At the end of fiscal 1995, the Company had 47,000 full-time and 76,000 part-time associates.

Bahamas

All sales are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiaries in the Bahamas which operate 14 retail food stores as outlined above.

Stores

All of the retail stores operated by the Company are on premises occupied on a rental basis. See "Note 9 of the Notes to Consolidated Financial Statements", page F-14, included herein.

Support Properties

The warehousing and distribution centers are rented under leases due to expire as follows: Atlanta - 2020; Greenville - 2020; Jacksonville (Edgewood) - 2020; Louisville - 2020; Miami - 2017; Montgomery - 2017; New Orleans - 2017; Raleigh
- 2017; Sarasota - 2017; Tampa - 2017; Fort Worth - 2016; Hammond - 2016;
Jacksonville (Commonwealth) - 2011; Orlando - 2005; Charlotte - 2004 and Pompano
- 2003.  All of these contain renewal options, which vary from lease to lease.

The Deep South plant in Orlando, Florida, is no longer in operation and has been replaced with a new facility. This property is now owned in fee by the Company and is being held for sale.

The Company's Valdosta cracker and cookie bakery; Fort Worth dairy plant; Madison meat processing plant; Plant City ice cream and milk bottling plants; Miami reclaim center; and Gainesville oleomargarine and cheese processing and packaging plants are owned in fee.

The Company's Greenville ice cream and milk bottling plants; Jacksonville coffee, tea and spices processing, detergent and bag plants; Montgomery milk bottling plant; and Hammond milk bottling plant are situated at the leased warehousing and distribution center locations in those cities. The Bartow egg processing plant; High Point milk bottling and cultured products plants; Montgomery frozen pizza plant; and the Fitzgerald jam, jellies, mayonnaise, salad dressing, peanut butter and condiments and canned and bottled carbonated beverage plants are rented under leases.

All of the above support properties are considered to be in excellent condition.


ITEM 3:  LEGAL PROCEEDINGS

There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

The U.S. Environmental Protection Agency has notified the Company that it is one of the many potentially responsible parties (PRPs) for cleanup of two designated Superfund sites located in Tampa, Florida, three such sites in Jacksonville, Florida (2 related sites), one site in Madison, Florida, one site in Charlotte, North Carolina and one site in Pembrook Park, Florida. The Company may be a PRP for cleanup of one non- Superfund site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

The Company has entered into orders by consent with numerous other PRPs to conduct studies and do cleanup for three of the Superfund sites and is negotiating an agreement with PRPs who are under an order at two other Superfund sites to determine the most cost-effective way to clean up such sites. Although under federal statutes the Company is jointly and severally liable for cleanup costs at each location, the Company's share of total costs is estimated not to exceed $400,000 for four of the Superfund sites and the Texas site.

The Company believes it is not a responsible party for cleanup of the Madison, Florida, and Tarrant County, Texas, sites and has no estimate of costs for those matters. Other than these two and the New Mexico site mentioned below, these involve wastes the Company paid to be properly disposed and were mishandled by disposal companies or public disposal sites.

At one of the Tampa sites, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site. The costs to the Company are estimated at $50,000 in fiscal year 1995 with some credits still available for this year, with additional annual costs for an indefinite period thereafter.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 28, 1995.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the
Company:


                                                              YEAR    YEAR FIRST
                     AGE IN                                 APPOINTED  EMPLOYED
                    YEARS AT                              TO  CURRENT    BY
NAME                06-28-95  OFFICE HELD                   POSITION  WINN-DIXIE

A. Dano Davis         50      Chairman of the Board and       1988      1968
                              Principal Executive Officer

James Kufeldt         57      President                       1988      1961

C. H. McKellar        57      Executive Vice President        1988      1957

E. T. Walters         61      Senior Vice President           1989      1959

C. E. Winge           50      Senior Vice President           1988      1963

T. E. McDonald        58      Senior Vice President           1986      1955

H. E. Hess            55      Senior Vice President           1988      1958

R. P. McCook          42      Financial Vice President and    1984      1984
                              Principal Financial Officer

L. H. May             50      Vice President                  1989      1964

E. E. Zahra, Jr.      48      Vice President and General      1995      1995
                              Counsel

D. H. Bragin          51      Treasurer                       1985      1961

R. J. Brocato         51      Vice President                  1993      1963

R. D. Buday           52      Vice President                  1995      1971

W. C. Calkins         56      Vice President                  1987      1958

J. W. Critchlow       48      Vice President                  1988      1967

R. J. Ehster          54      Vice President                  1983      1958

D. G. Lafever         46      Vice President                  1990      1966

H. E. Miller          63      Vice President                  1984      1956

J. R. Pownall         58      Vice President                  1986      1955

L. J. Sadlowski       54      Vice President                  1983      1961

R. A. Sevin           52      Vice President                  1987      1961

B. B. Tripp           58      Vice President                  1987      1954

D. L. Whitford        47      Vice President                  1991      1964


All of the officers listed above, with the exception of E. E. Zahra, Jr., have been employed for the past five years in either the same capacity as listed, or in a position with the Company which was consistent in occupation with the present assignment. Prior to becoming General Counsel, Mr. Zahra was the managing partner of the Jacksonville office of LeBoeuf, Lamb, Greene and MacRae LLP, an international law firm.

Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected. No officers have employment contracts with the Company.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of July 31, 1995 was 44,562.

Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is hereby incorporated by reference to "Note 12 of the Notes to Consolidated Financial Statements", page F-18 included herein.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 28, 1995.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these Items are incorporated herein by reference to the Company's definitive proxy statement to be filed on, or before, September 1, 1995 in connection with its Annual Meeting of Shareholders.



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

Exhibit                                         Incorporated by
Number  Description of Exhibit                  Reference From

3.1 Restated Articles of Incorporation as Previously filed as Exhibit 3.1 filed with the Secretary of State of to Form 10-K for the year ended
        Florida.                                June 30, 1993, which Exhibit is
                                                herein incorporated by
                                                reference.*

3.1.1   Amendment adopted October 7, 1992, to   Previously filed as Exhibit
        Restated Articles of Incorporation.     3.1.1 to Form 10-K for the year
                                                ended June 30, 1993, which
                                                Exhibit is herein incorporated
                                                by reference.*

3.1.2   Amendment adopted October 5, 1994, to   Previously filed as Exhibit
        Restated Articles of Incorporation.     3.1.2 to Form 10-Q for the
                                                quarter ended January 11, 1995,
                                                which Exhibit is herein
                                                incorporated by reference.*

3.2    Restated By-Laws of the Registrant as
       amended through June 21, 1995.


9.1 Agreement of Shareholders of D.D.I., Previously filed as Exhibit 9.1 Inc. (formerly Vadis Investments, Inc.) to Form 10-K for the year ended
       dated April 19, 1989.                    June 30, 1993, which Exhibit is
                                                herein incorporated by
                                                reference.*

10.1    Annual Officer Incentive Compensation   Previously filed as Exhibit 10.2
        Plan as amended, effective June 17,     to Form 10-K for the year ended
        1991.                                   June 30, 1993, which Exhibit is
                                                herein incorporated by
                                                reference.*

10.2    Long-term Officer Incentive             Previously filed as Exhibit 10.3
        Compensation Plan as amended,           to Form 10-K for the year ended
        effective June 27, 1991.                June 30, 1993, which Exhibit is
                                                herein incorporated by
                                                reference.*

10.3    Key Employee Stock Option Plan          Previously filed as Exhibit 10.5
        effective January 24, 1990, as          to Form 10-K for the year ended
        amended through October 7, 1992.        June 30, 1993, which Exhibit is
                                                herein incorporated by
                                                reference.*

10.3.1  Amendment adopted June 22, 1994 to      Previously filed as Exhibit
        Key Employee Stock Option Plan          10.5.1 to Form 10-Q for the
                                                quarter ended January 11, 1995,
                                                which Exhibit is herein
                                                incorporated by reference.*

10.3.2  Amendment adopted July 25, 1994 to      Previously filed as Exhibit
        Key Employee Stock Option Plan          10.5.2 to Form 10-Q for the
                                                quarter ended January 11, 1995,
                                                which Exhibit is herein
                                                incorporated by reference.*

10.4    Supplemental Retirement Plan dated      Previously filed as Exhibit
        July 1, 1994.                           10.6 to Form 10-K for the year
                                                ended June 29, 1994, which
                                                Exhibit is herein incorporated
                                                by reference.*

11.1    Computation of Earnings Per Share.

21.1    Subsidiaries of Winn-Dixie Stores, Inc.

23.1    Consent of KPMG Peat Marwick LLP.


* Incorporated herein by reference as indicated

  (b)     Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 28, 1995.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WINN-DIXIE STORES, INC.


                                        By        A. DANO DAVIS
                                        A. Dano Davis, Chairman


                                       Date     August 25, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



A. DANO DAVIS           Chairman (Principal                   August 25, 1995
A. Dano Davis )         Executive Officer) and Director

JAMES KUFELDT           President and Director                August 25, 1995
(James Kufeldt)

RICHARD P. MCCOOK       Financial Vice President              August 25, 1995
(Richard P. McCook)     (Principal Financial Officer)


DAVID H. BRAGIN         Treasurer (Principal Accounting       August 25, 1995
(David H. Bragin)       Officer)

ROBERT D. DAVIS         Director                              August 25, 1995
(Robert D. Davis)

                        Director
(T. Wayne Davis)

CHARLES H. MC KELLAR    Director                              August 25, 1995
(Charles H. McKellar)

RADFORD D. LOVETT       Director                              August 25, 1995
(Radford D. Lovett)

CHARLES P. STEPHENS     Director                              August 25, 1995
(Charles P. Stephens)

                        Director
(Armando M. Codina)


DAVID F. MILLER         Director                              August 25, 1995
(David F. Miller)

                        Director
(Carleton T. Rider)

JULIA B. NORTH          Director                              August 25, 1995
(Julia B. North)

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA

Selected Financial Data                                                      F-1

Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                 F-2

Consolidated Financial Statements and Supplemental Data:

   Independent Auditors' Report                                              F-4

   Report of Management                                                      F-4

   Consolidated Statements of Earnings, Years ended
      June 28, 1995, June 29, 1994 and June 30, 1993                         F-5

   Consolidated Balance Sheets, June 28, 1995 and June 29, 1994              F-6

   Consolidated Statements of Cash Flows, Years ended
      June 28, 1995, June 29, 1994 and June 30, 1993                         F-7

   Consolidated Statements of Shareholders' Equity, Years
      ended June 28, 1995, June 29, 1994 and June 30, 1993                   F-8

   Notes to Consolidated Financial Statements                                F-9

Financial Statement Schedules:

   Independent Auditors' Report on Financial Statement Schedules             S-1

   VIII    Consolidated Valuation and Qualifying  Accounts, Years
              ended June 28, 1995, June 29, 1994 and June 30, 1993           S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

                                             SELECTED FINANCIAL DATA
                                                                 1995       1994     1993<F1>    1992       1991
                                                            Dollars in millions except per share data
Sales
   Net sales                                             $     11,788     11,082     10,832     10,337     10,074
   Percent increase                                               6.4        2.3        4.8        2.6        3.4
   Average annual sales per store                        $         10        9.6        9.4        8.7        8.3
Earnings Summary
   Gross profit                                          $      2,723      2,534      2,446      2,360      2,261
      Percent of sales                                           23.1       22.9       22.6       22.8       22.4
   LIFO charge (credit)                                  $          7         -2          1        -11          9
   Operating and administrative expenses                 $      2,462      2,270      2,197      2,137      2,100
      Percent of sales                                           20.9       20.5       20.3       20.7       20.8
   Net earnings                                          $        232        216        236        196        171
      Per share                                          $       3.11        2.9       3.11       2.55        2.2
   Percent of net earnings to sales                                 2          2        2.2        1.9        1.7
   Percent of net earnings to average equity                     20.2       21.2       24.4       21.6       20.4
EBITDA                                                   $      569.3      520.2      522.9      469.9        386
Dividends
   Dividends paid                                        $      116.5      107.4      100.5         92       84.1
   Percent of net earnings                                       50.2       49.7       42.5       46.9       49.2
   Per share (present rate $1.68)                        $       1.56       1.44       1.32        1.2       1.08
Common Stock  (WIN)
   Total shares outstanding (000,000)                            75.6       74.2         75       76.9       77.1
        NYSE-Stock price range
        Common - High                                    $      57.88      67.75      79.75      44.63      41.25
                   Low                                   $      42.63       43.5      41.63      34.63         29
Financial Data
   Cash flow information:
      Net cash provided by operating activities          $      416.4      436.3        213      338.3      190.8
      Net cash used in investing activities              $      381.5      214.7       81.4      216.9       55.1
      Net cash used in financing activities              $       35.9      212.4      128.7      109.2      135.8
   Capital expenditures, net                             $      371.6      277.7      194.8      164.5      154.7
   Depreciation and amortization                         $      200.9      157.4      141.1      126.9      113.4
   Working capital                                       $      425.5        488      544.7      550.8      435.8
   Current ratio                                                  1.4        1.6        1.6        1.7        1.6
   Total assets                                          $      2,483      2,147      2,063      1,977      1,817
   Obligations under capital leases                      $         78         85         87         90         97
   Shareholders' equity                                  $      1,241      1,057        985        952        860
   Book value per share                                  $      16.43      14.26      13.14      12.39      11.15
Stores
   In operation at year-end                                     1,175      1,159<F2>  1,151      1,189      1,207
   Opened and acquired during year                                108         60         40         35         46
   Closed or sold during year                                      92         66         78         53         56
   Enlarged or remodeled during year                               86         87         73         65         54
   New/enlarged/remodeled  in last five years                     654        535        475        464        481
      Percent to total stores in operation                       55.7       46.2       41.3         39       39.9
   Year-end retail square footage (000,000)                      43.8       40.7         39       38.6       37.9
   Average store size at year-end (000)                          37.3       35.1       33.9       32.4       31.4
Other Year-end Data
   Associates (000)                                               123        112        105        102        106
   Shareholder accounts (000)                                    44.8       39.5       41.4       42.8       39.4
   Shareholders per store                                          38         34         36         36         33
Taxes
   Federal, state and local                              $        261        261        255        233        207
   Per share                                             $       3.49        3.5       3.35       3.04       2.65

<F1> 53 Weeks
<F2> Includes 14 stores from Bahamas consolidation
                                                               F-1

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations.

Sales for 1995 were $11.8 billion, compared to $11.1 billion for 1994, up 6.4%. Average weekly store sales increased 6.8% for the year, while identical store sales increased 3.0%. Sales for the fourth quarter of 1995 were $2.9 billion, compared to $2.6 billion for the fourth quarter of 1994, up 11.5%. For the quarter, average store sales increased 9.5%, while identical store sales increased 3.8%. Sales for the fourth quarter were positively affected by approximately 1.0% due to Easter falling in the fourth quarter versus the third quarter last year. Excluding the acquisition of Thriftway, sales for the year would have been $11.7 billion, an increase of 5.3%, and for the fourth quarter, $2.8 billion, an increase of 7.0%.

In fiscal year 1995, the Company opened and acquired 108 stores averaging 47,100 square feet, enlarged or remodeled 86 stores and closed 92 stores, averaging 27,300 square feet.

As a percent of sales, gross profit margins were 23.1%, 22.9% and 22.6% in fiscal 1995, 1994 and 1993, respectively. The increase in gross profit margins is a result of an improved inventory mix in our larger stores. Approximately 91% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO calculations resulted in a $7.3 million pre-tax decrease in gross profit in 1995, a pre-tax increase in gross profit of $2.0 million in 1994 and a pre-tax decrease in gross profit of $0.5 million in 1993.

Operating and administrative expenses, as a percent of sales, were 20.9%, 20.5% and 20.3% in fiscal 1995, 1994 and 1993, respectively. Our major increases in operating and administrative expenses are due to a higher payroll percentage in our larger stores, insurance premiums, occupancy cost and depreciation expense.

Cash discounts and other income amounted to $106.9 million, $98.1 million and $132.4 million in 1995, 1994 and 1993, respectively. The increase in 1995 is due to an increase in cash discounts resulting from an increase in purchases of merchandise for resale. The decrease in 1994 is attributable to a reduction in financial income, including the elimination of dividends from our Bahamas subsidiary. Gains (losses) on the sales of securities and other assets amounted to $0.0 million in 1995, $(3.2) million in 1994 and $4.5 million in 1993. Investment income amounted to $0.5 million, $4.0 million and $8.4 million in fiscal 1995, 1994 and 1993, respectively.

Interest expense totaled $14.3 million, $14.3 million and $18.1 million in fiscal 1995, 1994 and 1993, respectively. Interest expense primarily reflects a computation of interest on capital lease obligations. The 1995 increase in other interest expense is due to an increase in short-term borrowings. The 1994 decrease in other interest expense was due to a decrease in short term borrowings.

Earnings before income taxes were $354.0 million, $348.5 million and $363.7 million in fiscal 1995, 1994 and 1993, respectively. The 1995 increase in pre-tax earnings is primarily a result of an increase in gross profit margin from a better inventory mix and an increase in cash discounts and other income. The decrease in pretax earnings in 1994 was primarily the result of a decrease in other income. The effective income tax rates were 34.4%, 38.0% and 35.0% for fiscal 1995, 1994 and 1993, respectively.

Net earnings amounted to $232.2 million, or $3.11 per share for 1995, $216.1 million, or $2.90 per share for 1994 and $236.4 million, or $3.11 per share for 1993. The LIFO calculations decreased net earnings by $4.6 million, or $0.06 per share in 1995, increased earnings by $1.1 million, or $0.01 per share for 1994 and decreased net earnings by $0.3 million, or $0.00 per share for 1993.

Liquidity and Capital Resources.

The Company's financial condition remains very sound and very strong. Cash and cash equivalents amounted to $30.4 million at year-end. Cash provided by operating activities amounted to $416.4 million in 1995, $436.3 million in 1994 and $213.0 million in 1993.

Net capital expenditures totaled $371.6 million, compared to $277.7 million for the previous year. These expenditures were for new store locations, store enlargements and remodelings, and the expansion of a warehouse facility. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $650 million in 1995 and projected to be $700 million in 1996. The Company has no material construction or purchase commitments outstanding as of June 28, 1995.

Working capital amounted to $425.5 million, $488.0 million and $544.7 million for 1995, 1994 and 1993, respectively. Inventories on a FIFO (first-in, first-out) basis increased $108.0 million, primarily due to the increase in the number of stores and our store enlargement program.

The Company has an authorized $200 million commercial paper program. In support of these programs, or as an independent source of funds, the Company also has $265 million of short- term lines of credit. These lines of credit are available at any time during the year and are renewable on an annual basis. There was $5.0 million borrowed against the bank lines of credit at the end of 1995 as compared to $9.5 million at the end of 1994. There was $125.0 million in commercial paper outstanding at the end of 1995. There was no commercial paper outstanding at the end of 1994.

Excluding capital lease obligations, the Company had no outstanding long-term debt as of June 28, 1995 or June 29, 1994.

The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company.

The Company has been notified as one of the many Potentially Responsible Parties by the Environmental Protection Agency with respect to the clean up of hazardous wastes at seven Superfund sites and one additional site. The Company is in the process of determining the potential liability and the most cost-effective way to clean up such sites. The Company believes its ultimate liability as to these environmental matters will not necessitate significant capital outlays, will not materially affect the annual earnings of the Company, nor cause material changes in the Company's business.

Impact of Inflation.

Winn-Dixie's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 28, 1995 and June 29, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 28, 1995 and June 29, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1995, in conformity with generally accepted accounting principles.



                                        KPMG  Peat Marwick LLP
                                        Certified Public Accountants

Jacksonville, Florida
July 31, 1995

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


  A. Dano Davis                         Richard P. McCook
  Chairman of the Board                 Financial Vice President
  and Principal Executive Officer       and Principal Financial Officer

                      CONSOLIDATED STATEMENTS OF EARNINGS
           Years ended June 28, 1995, June 29, 1994 and June 30, 1993

                                                   1995        1994       1993*
                                     Amounts in thousands except per share data

Net sales                                  $ 11,787,843  11,082,169  10,831,535
Cost of sales, including warehousing
        and delivery expense                  9,064,536   8,547,681   8,385,412
     Gross profit on sales                    2,723,307   2,534,488   2,446,123
Operating and administrative expenses         2,461,883   2,269,803   2,196,721
     Operating income                           261,424     264,685     249,402
Cash discounts and other income, net            106,901      98,085     132,398
                                                368,325     362,770     381,800
Interest:
    Interest on capital lease obligations        10,086      11,285      11,571
    Other interest                                4,244       2,986       6,560
     Total interest                              14,330      14,271      18,131
Earnings before income taxes                    353,995     348,499     363,669
Income taxes                                    121,808     132,382     127,284
Net earnings                               $    232,187     216,117     236,385

Earnings per share                         $       3.11        2.90        3.11

* 53 Weeks
See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                        June 28, 1995 and June 29, 1994

                                                             1995         1994
                                                           Amounts in thousands
Assets
Current Assets:
   Cash and cash equivalents                          $    30,414        31,451
   Trade and other receivables, less allowance for
     doubtful items of $1,105,000 ($834,000 in 1994)      151,912       171,854
   Associate stock loans                                   10,615         1,776
   Merchandise inventories at lower of cost or market
     reserve of $212,485,000 ($205,172,000 in 1994)     1,159,584     1,058,883
   Prepaid expenses                                       103,135        97,220
      Total current assets                              1,455,660     1,361,184
Investments and other assets:
   Cash surrender value of life insurance, net             41,411        25,094
   Other assets                                            58,873        12,493
      Total investments and other assets                  100,284        37,587
Deferred income taxes                                      29,025        41,024
Net property, plant and equipment                         897,823       706,779
                                                      $ 2,482,792     2,146,574
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                   $   555,551       516,806
   Short-term borrowings                                  130,000         9,500
   Reserve for insurance claims and self-insurance         59,373        60,510
   Accrued wages and salaries                              77,396        68,238
   Accrued rent                                            54,888        58,313
   Accrued expenses                                       130,285       126,550
   Current obligations under capital leases                 3,298         3,462
   Income taxes                                            19,331        29,787
      Total current liabilities                         1,030,122       873,166
Obligations under capital leases                           77,653        85,374
Defined benefit plan                                       28,328        22,852
Reserve for insurance claims and self insurance           103,384       105,417
Other liabilities                                           2,098         2,304
Shareholders' equity:
   Common stock of $1 par value  Authorized
      200,000,000 shares; issued 75,560,987 shares in
      1995 and 74,176,356 shares in 1994                   75,561        74,176
   Retained earnings                                    1,165,646       983,285
      Total shareholders' equity                        1,241,207     1,057,461
Commitments and contingent liabilities (Note 10)
                                                      $ 2,482,792     2,146,574

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended June 28, 1995, June 29, 1994 and June 30, 1993

                                                                1995     1994     1993<F1>
                                                                   Amounts in thousands
Cash flows from operating activities:
  Net earnings                                           $  232,187   216,117    236,385
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization                          200,931   157,392    141,136
     Deferred income taxes                                   10,360     4,414     10,406
     Defined benefit plan                                     5,476     3,398      3,239
     Reserve for insurance claims and self-insurance         (3,170)      624     (2,303)
     Change in cash from:
       Receivables                                           14,101    (9,264)   (45,567)
       Merchandise inventories                              (69,900)  (17,432)   (80,673)
       Prepaid expenses                                      (1,392)    1,754    (19,394)
       Accounts payable                                      23,474    23,616     61,942
       Income taxes                                         (10,456)   11,825    (27,956)
       Other current accrued expenses                        14,772    43,830    (64,258)
         Net cash provided by operating activities          416,383   436,274    212,957

Cash flows from investing activities:
  Purchases of property, plant and equipment, net          (371,563) (277,657)  (194,786)
  Decrease (increase) in investments and other assets        (9,928)   62,938    113,397
         Net cash used in investing activities             (381,491) (214,719)   (81,389)

Cash flows from financing activities:
  Increase (decrease) in short-term borrowings              120,500   (70,500)    80,000
  Payment on notes payable                                  (17,008)                           -
  Payments on capital lease obligations                      (3,111)   (3,122)    (2,648)
  Purchase of common stock                                  (34,896)  (39,993)  (123,316)
  Proceeds of sales under associates' stock purchase         15,297     2,871      6,691
  Dividends paid                                           (116,506) (107,384)  (100,518)
  Other                                                        (205)    5,722     11,059
         Net cash used in financing activities              (35,929) (212,406)  (128,732)

Increase (decrease)  in  cash  and cash  equivalents         (1,037)    9,149      2,836
Cash and cash  equivalents at the beginning of the year      31,451    22,302     19,466
Cash and cash equivalents at end of year                 $   30,414    31,451     22,302

Supplemental cash flow information:
  Interest paid                                          $   16,213    15,366     14,546
  Interest and dividends received                        $    1,510     4,059     15,258
  Income taxes paid                                      $  121,904   115,788    138,576

See accompanying notes to consolidated financial statements.

<F1> 53 Weeks
                                                                    F-7

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Years ended June 28, 1995, June 29, 1994 and June 30, 1993

                                                                           1995        1994      1993<F1>
                                                                               Amounts in thousands
Common stock:
  Beginning of year                                                $       74,176      74,956    76,851
  Add par value of shares issued for associate stock purchase
     plan, acquisition and management incentive plan                        2,044          19        97
  Deduct par value of common stock acquired                                   659         799     1,992

  End of year                                                              75,561      74,176    74,956

Retained earnings:
  Beginning of year                                                       983,285     910,009   875,328
  Net earnings                                                            232,187     216,117   236,385
  Deduct excess of cost over par value of common
     stock acquired                                                        34,237      39,194   121,324
  Deduct cash dividends on common stock of $1.56, $1.44 and
     $1.32 per share in 1995, 1994 and 1993, respectively                 116,506     107,384   100,518
  Consolidation of Bahamas subsidiary                                        -           -       17,509
  Add excess of cost over par value of shares issued for associate stock purchase plan, acquisition and management
     incentive plan                                                       100,962       3,792     2,697
  Deduct other                                                                 45          55        68
  End of year                                                           1,165,646     983,285   910,009

Total shareholders' equity                                         $    1,241,207   1,057,461   984,965


See accompanying notes to consolidated financial statements.

<F1> 53 Weeks
                                                     F-8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies.

   (a) Fiscal Year: The fiscal year ends on the last Wednesday in June. The fiscal year ended 1995 comprised 52 weeks, fiscal year 1994 comprised 52 weeks and fiscal year 1993 comprised 53 weeks.

   (b) Basis of Consolidation: The consolidated financial statements include the accounts of Winn- Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands.
   Effective June 30, 1993, the Company consolidated its Bahamas statements of earnings in accordance with generally accepted accounting principles. This investment had previously been accounted for using the cost method. The retroactive consolidation of the Bahamas operating results did not have a significant impact on the statements of earnings for all years presented. Accordingly, the 1993 and prior statements of earnings have not been restated and the previously unrecorded earnings have been recorded directly to retained earnings.

   (c) Acquisition: On March 26, 1995, the Company acquired Thriftway, Inc., a twenty-five store supermarket chain operating in Ohio and Kentucky in a stock-for-stock transaction which is not reflected in the statement of cash flows. This acquisition has been accounted for using the purchase method.

   (d) Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

   (e) Inventories: Inventories are stated at the lower of cost or market. The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 91% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

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

   (h) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000,000 for automobile and general liability, $1,000,000 for workers' compensation, $500,000 for property loss, other than windstorm and flood, and $5,000,000 for damage due to windstorm and flood. The Company is insured for insurance costs in excess of these limits.

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

   (j) Store Opening and Closing Costs: The costs of opening new stores and closing of old stores are charged to earnings in the year incurred.

   (k) Earnings Per Share: The number of shares used in the calculation for 1995, 1994 and 1993 amounted to 74,717,003, 74,644,036 and 76,119,152, respectively, which is the weighted average number of shares of common stock outstanding during each year.

2. Accounts Receivable.

   Accounts receivable at year-end were as follows:


                                                 1995        1994
                                             Amounts in thousands
       Trade and other receivables           $  67,183      52,797
       Construction advances                    85,834     119,891
                                               153,017     172,688
       Less: Allowance for doubtful items        1,105         834
                                             $ 151,912     171,854


3. Inventories.

   At June 28, 1995, inventories valued by the LIFO method would have been $212,485,000 higher ($205,172,000 higher at June 29, 1994) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used for the year ended June 28, 1995, reported net earnings would have been $4,625,000 or $0.06 per share higher ($1,088,000 or $0.01 per share lower in 1994 and $326,000 or $0.00 per share higher in
   1993).

4. Property, Plant and Equipment.

   Property, plant and equipment consists of the following:

                                                      1995        1994

                                                   Amounts in thousands

   Land                                        $      2,441         2,724
   Buildings                                         25,368        23,949
   Furniture, fixtures, machinery                   1,735,9       1,537,9
   and equipment                                         49            28
   Transportation equipment                         122,322       104,914
   Improvements to leased premises                  333,460       267,333
   Construction in progress                          44,349        45,329
                                                  2,263,889     1,982,177
   Less: Accumulated depreciation
         and amortization                         1,425,601     1,342,474
                                                    838,288       639,703
   Leased property under capital leases, less
     accumulated amortization of $40,779,000
     ($41,429,000 in 1994)                           59,535        67,076
   Net property, plant and equipment           $    897,823       706,779


   The Company had non-cash additions to leased property of $0.0 million, $10.3 million and $1.4 million for 1995, 1994 and 1993, respectively.

5. Income Taxes.

   The provision for income taxes consisted of:

                                            Current   Deferred      Total

Amounts in  thousands
   1995
          Federal                         $  89,648      9,326      98,974
          State                              21,800      1,034      22,834
                                          $ 111,448     10,360     121,808

   1994
          Federal                         $ 108,163       (217)    107,946
          State                              19,805      4,631      24,436
                                          $ 127,968      4,414     132,382

   1993
          Federal                         $ 104,006      7,808     111,814
          State                              12,872      2,598      15,470
                                          $ 116,878     10,406     127,284


   The following reconciles the above provision to the Federal statutory income tax rate:

                                              1995       1994        1993

  Federal statutory income tax rate           35.0   %   35.0        34.0
  State and local income taxes, net of
      federal income tax benefits              4.3        3.8         2.9
  Other tax credits                           (1.1)      (1.1)       (0.6)
  Other, net                                  (3.8)       0.3        (1.3)

                                              34.4   %   38.0        35.0

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

   The effective tax rate during the fourth quarter of fiscal 1995 reflects the final settlement with the Internal Revenue Service of transactions pursuant to Section 1804(e)(4) of the Tax Reform Act of 1986 whereby certain subsidiaries of the Company were able to utilize the benefits of the net operating losses of certain unaffiliated corporations.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 28, 1995, June 29, 1994 and June 30, 1993 are presented below:


                                                         1995        1994         1993
                                                             Amounts in thousands

Deferred tax assets:
  Reserve for insurance claims and self-insurance   $  60,050      61,766      62,264
  Estimated loss on assets                               -            372        -
  Reserve for vacant store leases                       7,738      11,248       8,971
  Unearned promotional allowance                        3,642       3,909       7,608
  Reserve for accrued vacations                         8,827       8,021       8,133
  State net operating loss carryforwards                7,174       6,683      10,190
  Excess of book over tax depreciation                  9,088       9,283       9,406
  Excess of book over tax rent expense                    923         902       3,814
  Excess of  book over tax retirement expense           8,046       7,127       6,202
  Uniform capitalization of inventory                   4,602       4,418       4,080
  Other, net                                           14,824      13,034      12,369
      Total gross deferred tax assets                 124,914     126,763     133,037
      Less: Valuation allowance                         6,487       6,325       6,406
      Net deferred tax assets                         118,427     120,438     126,631
Deferred tax liabilities:
  Excess of tax over book depreciation                (16,036)     (8,811)     (6,879)
  Bahamas subsidiary foreign earnings                 (11,535)     (9,375)     (8,967)
  Other, net                                           (3,717)     (4,753)     (8,872)
      Total gross deferred tax liabilities            (31,288)    (22,939)    (24,718)
      Net deferred tax assets                       $  87,139      97,499     101,913

As discussed in Note 1 (b), the Company consolidated its Bahamas operations effective June 30, 1993. The previously unrecorded earnings (net of deferred income tax liability of $8,967,000) were recorded directly to retained earnings.

Current deferred income taxes of $58,114,000 and $56,475,000 for 1995 and 1994, respectively, are included in the prepaid expenses in the accompanying consolidated balance sheets.

The Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

6. Financing.

   (a) Credit Arrangements: The Company has available a $200 million Commercial Paper Program. As of June 28, 1995, there was $125.0 million outstanding as compared to no amount outstanding on June 29, 1994. The Company also has short-term lines of credit totaling $265 million. The lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of June 28, 1995, there was $5.0 million outstanding under these bank lines of credit, compared to $9.5 million outstanding on June 29, 1994.

   (b) Interest Rate Swap: The Company has entered into interest rate swap agreements to reduce the impact of changes in rental payments which are indexed to interest rate changes. At June 28, 1995, the Company had outstanding four interest rate swap agreements, having a notional principal amount of $50 million each, with an investment bank. These agreements effectively change the Company's exposure on its leased real estate with floating rental payments to fixed rental payments based on a 7.7% interest rate. The interest rate swap agreements mature in June, 1997, June, 1999, June, 2000 and June, 2001. In addition, the Company has entered into two additional interest rate swap agreements, having a notional principal amount of $50 million each, that do not become effective until the termination date of the interest rate swap agreements that mature in June, 1997 and June, 1999. The Company is exposed to credit loss in the event of nonperformance by the other party to these interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterpart.

   Since current short-term interest rates at June 28, 1995, are below the 7.7% rate of these contracts, the estimated negative value of these swaps was approximately $16.1 million.

7. Common Stock.

   The Company has a stock purchase plan in effect for associates. Under the terms of the Plan, the Company may grant options to associates to purchase shares of the Company's common stock at a price at least 85% of the fair market value at the date of grant. During fiscal year 1995, 602,546 shares of common stock were sold to associates at an aggregate price of $25,909,478. There are 265,564 shares of the Company's common stock available for the grant of options under the Plan.

8. Stock Options.

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

   On June 22, 1994, the Board of Directors adopted an amendment to the Company's Key Employee Stock Option Plan to increase the number of shares of common stock available for issuance to 1,000,000 shares. This amendment was approved by shareholders on October 5, 1994. Under this plan, options to acquire 233,000 shares at an exercise price of $44.875 per share were granted to key employees. Of the options granted, 116,500 shares became exercisable on June 28, 1995 and the remaining 116,500 shares are not exercisable before June 27, 1996, if earned. These options expire on January 15, 2001. Also, an additional option to acquire 4,000 shares at $55.875 was granted on June 21, 1995. This option is not exercisable before June 27, 1996, if earned, and will expire on January 15, 2001.

   Changes in options under these plans during the years ended June 28, 1995, June 29, 1994 and June 30, 1993 were as follows:

                                                   Number of     Option Price
                                                     Shares        Per Share

   Outstanding - June 24, 1992                      206,000     $28.500
   Granted                                          113,000     $42.125
   Exercised                                        (74,000)    $28.500
   Canceled                                               -            -
   Outstanding - June 30, 1993                      245,000     $28.500-42.125
   Granted                                          233,000     $44.875
   Exercised                                              -          -
   Canceled                                               -          -
   Outstanding - June 29, 1994                      478,000     $28.500-44.875
   Granted                                            4,000     $55.875
   Exercised                                        (29,000)    $28.500-42.125
   Canceled                                         (15,000)    $44.875
   Outstanding - June 28, 1995                      438,000     $28.500-55.875
   Exercisable - June 28, 1995                      325,000     $28.500-44.875
   Shares available for additional grant            459,000

9. Leases.

   (a) Leasing Arrangements: There were 1,420 leases in effect on store locations and other properties at June 28, 1995. Of these 1,420 leases, 59 store leases and 3 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next twenty-five years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

   The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental which is based on a percentage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

   (b) Leases: The following is an analysis of the leased property under capital leases by major classes:

                                                      Asset balances at
                                                June 28, 1995  June 29, 1994
                                                    Amounts in thousands
        Store facilities                         $    74,653       82,844
        Warehouses  and manufacturing facilities      25,661       25,661
                                                     100,314      108,505
        Less: Accumulated amortization                40,779       41,429
                                                 $    59,535       67,076


   The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of June 28, 1995:

                                                         Operating    Capital
                                                          Amounts in thousands
         Fiscal Year:
                     1996                              $   13,547      239,543
                     1997                                  13,386      233,148
                     1998                                  13,145      228,394
                     1999                                  12,706      224,121
                     2000                                  12,513      219,287
                     Later years                          109,068    2,036,805
         Total minimum lease payments                     174,365    3,181,298

         Less:  Amount representing
                estimated taxes, maintenance
                and insurance costs included
                in total minimum lease payments             4,270
         Net minimum lease payments                       170,095
         Less:  Amount representing interest               89,144
         Present value of net minimum lease payments   $   80,951


   Rental payments under operating leases including, where applicable, real estate taxes and other expenses are as follows:


                                        1995         1994         1993
                                           Amounts in thousands

            Minimum rentals            $     218,921    190,830    187,055
            Contingent rentals                 3,323      3,352      4,282
                                       $     222,244    194,182    191,337

10.    Commitments and Contingent Liabilities.

   (a) Associate Benefit Programs: The Company has noncontributory, trusteed profit sharing retirement programs which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $55,250,000, $54,225,000 and $54,985,000 in 1995, 1994 and 1993, respectively.

   In addition to providing profit sharing benefits, the Company makes group insurance available to early retirees from the time they retire until age 65 when they qualify for Medicare/Medicaid. Currently, the early retiree group constitutes 134 associates. This group of retirees bear the entire costs of this plan, which is maintained totally separate from the Company's regular group insurance plan. The Company reserves the right to modify these benefits.

   (b) Defined Benefit Plan: The Company has a Management Security Plan (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 557 qualified associates of the Company. Total MSP cost charged to operations was $4,979,000, $4,557,000 and $3,992,000 in 1995,
   1994 and 1993, respectively. The projected benefit obligation at June 28, 1995 was approximately $32,523,000. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 1995, 1994 and 1993.

   Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $141,416,000 and $137,640,000 at June 28, 1995 and June 29, 1994, respectively.

   Company holds life insurance on a broad-based group of qualified associates. These insurance policies are shown on the balance sheet at their cash surrender value, net of policy loans aggregating $367,423,000 at June 28, 1995 and $216,591,000 at June 29, 1994.

   (c) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws.

   The U.S. Environmental Protection Agency has notified the Company that it is one of the many potentially responsible parties (PRPs) for cleanup of two designated Superfund sites located in Tampa, Florida, three such sites in Jacksonville (2 related sites), one site in Madison, Florida, one site in Charlotte, North Carolina and one site in Pembrook Park, Florida. The Company may be a PRP for cleanup of one non-Superfund site in Tarrant County, Texas. Although cleanup costs are believed to be substantial, accurate estimates will not be available until studies have been completed at the sites.

   The Company has entered into orders by consent with numerous other PRPs to conduct studies and do cleanup for three of the Superfund sites and is negotiating an agreement with PRPs who are under an order at two other Superfund sites to determine the most cost-effective way to clean up such sites. Although under federal statutes the Company is jointly and severally liable for cleanup costs at each location, the Company's share of total costs is estimated not to exceed $400,000 for four of the Superfund sites and the Texas site.

   The Company believes it is not a responsible party for cleanup of the Madison, Florida, and Tarrant County, Texas, sites and has no estimate of costs for those matters. Other than these two and the New Mexico site mentioned below, these involve wastes the Company paid to be properly disposed and were mishandled by disposal companies or public disposal sites.

     At one of the Tampa sites, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site. The costs to the Company are estimated at $50,000 in fiscal year 1995 with some credits still available for this year, with additional annual costs for an indefinite period thereafter.

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


11.  Related Party Transactions.

     The Company is essentially self-insured for purposes of employee group life, medical, accident and sickness insurance, with The American Heritage Life Insurance Company, a related party, providing administrative services and expenses for medical and accident claims. The American Heritage Life Insurance Company also financed the development and expansion of certain retail stores. Total payments aggregating $13,442,000, $15,109,000 and $34,108,000 were made in 1995, 1994 and 1993, respectively.

12. Quarterly Results of Operations (Unaudited).

    The following is a summary of the unaudited quarterly results of operations for the years ended June 28, 1995, June 29, 1994 and June 30, 1993:

                                                                 Quarters Ended
                                              Sept. 21       Jan. 11       April 5       June 28
                      1995                   (12 Weeks)    (16 Weeks)    (12 Weeks)    (12 Weeks)
                                                   Dollars in thousands except per share data
       Net sales                          $    2,590,364     3,537,824     2,775,842     2,883,813
       Gross profit on sales              $      590,546       809,912       642,018       680,831
       Net earnings                       $       40,045        67,472        56,936        67,734
       Earnings per share                 $         0.54          0.91          0.76          0.90
       Net LIFO charge (credit)           $        1,690         2,253         2,816         2,134
       Net LIFO charge (credit) per shar  $         0.02          0.03          0.04          0.03
       Dividends per share                $         0.26          0.52          0.39          0.39
       Market price range                 $  53.63-42.63   54.50-49.00   57.13-51.88   57.88-54.63

                                                                 Quarters Ended
                                              Sept. 22       Jan. 12       April 6       June 29
                      1994                   (12 Weeks)    (16 Weeks)    (12 Weeks)    (12 Weeks)
                                            Dollars in thousands except per share data
       Net sales                          $    2,464,440     3,380,986     2,651,491     2,585,252
       Gross profit on sales              $      556,085       766,461       603,914       608,028
       Net earnings                       $       35,951        63,781        52,032        64,353
       Earnings per share                 $         0.48          0.85          0.70          0.87
       Net LIFO charge (credit)           $        1,690         2,253         1,690         6,721
       Net LIFO charge (credit) per shar  $         0.02          0.03          0.02          0.08
       Dividends per share                $         0.24          0.48          0.36          0.36
       Market price range                 $  67.75-56.00   60.38-49.00   58.38-48.25   52.25-43.50

                                                                 Quarters Ended
                                              Sept. 16       Jan. 6       March 31       June 30
                      1993                   (12 Weeks)    (16 Weeks)    (12 Weeks)    (13 Weeks)
                                            Dollars in thousands except per share data
       Net sales                          $    2,392,129     3,244,672     2,504,214     2,690,520
       Gross profit on sales              $      531,506       726,066       566,615       621,936
       Net earnings                       $       33,377        63,031        57,199        82,778
       Earnings per share                 $         0.44          0.82          0.75          1.10
       Net LIFO charge (credit)           $        1,688         2,405         1,688         5,455
       Net LIFO charge (credit) per shar  $         0.02          0.03          0.02          0.07
       Dividends per share                $         0.22          0.44          0.33          0.33
       Market price range                 $  58.63-41.63   79.50-57.50   79.75-66.75   67.38-52.75

During 1995, 1994 and 1993, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.0% to 0.6%, 1.0% to (0.1)% and 1.0% to 0.1% respectively.

                                         Fourth Quarter Results of Operations
                                       June 28, 1995 June 29, 1994 June 30, 1993
                                        (12 Weeks)    (12 Weeks)    (13 Weeks)

                                                 Amounts in thousands
Net sales                            $    2,883,813     2,585,252     2,690,520
Cost of sales                             2,202,982     1,977,224     2,068,584
Gross profit on sales                       680,831       608,028       621,936
Operating and administrative expenses       607,460       522,057       523,780
Operating income                             73,371        85,971        98,156
Cash discounts and other income, net         25,749        19,166        32,774
Interest expense                             (2,083)       (1,411)       (3,579)
Earnings before income taxes                 97,037       103,726       127,351
Income taxes                                 29,303        39,373        44,573
Net earnings                         $       67,734        64,353        82,778



The efffective tax rate during the fourth quarter of fiscal 1995 reflects the final settlement with the Internal Revenue Service of transactions pursuant to
Section 1804(e)(4) of the Tax Reform Act of 1986 whereby certain subsidiaries of the Company were able to utilize the benefits of the net operating losses of certain unaffiliated corporations.

                            INDEPENDENT AUDITORS' REPORT
                          ON FINANCIAL STATEMENT SCHEDULES



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of July 31, 1995, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 28, 1995 and June 29, 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 28, 1995, as con- tained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforemen- tioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index on page 13 of the annual report on Form 10-K for the year 1995. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                KPMG Peat Marwick LLP
                                                Certified Public Accountants



Jacksonville, Florida
July 31, 1995

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES                         Schedule VIII
                 Consolidated Valuation and Qualifying Accounts
           Years ended June 28, 1995, June 29, 1994 and June 30, 1993
                             (Amounts in thousands)

                                                        Balance at  Additions   Deductions   Balance at
                                                        beginning  charged to      from         end
Description                                             of year      income      reserves     of year
Year ended June 28, 1995:
Reserves deducted from assets to which they apply:
  Allowance for doubtful receivables                 $        834     12,783      12,512        1,105

Reserves not deducted from assets:
  Reserves for insurance claims and self-insurance:
   -Current                                          $     60,510     81,323      82,460       59,373
   -Noncurrent                                            105,417              -   2,033      103,384
                                                     $    165,927     81,323      84,493      162,757

Year ended June 29, 1994:
Reserves deducted from assets to which they apply:
  Allowance for doubtful receivables                 $        732     12,126      12,024          834

Reserves not deducted from assets:
  Reserves for insurance claims and self-insurance:
   -Current                                          $     65,134     77,488      82,112       60,510
   -Noncurrent                                            100,169      5,248           -      105,417
                                                     $    165,303     82,736      82,112      165,927

Year ended June 30, 1993:
Reserves deducted from assets to which they apply:
  Allowance for doubtful receivables                 $        613      9,631       9,512          732

Reserves not deducted from assets:
  Reserves for insurance claims and self-insurance:
   -Current                                          $     61,641     96,507      93,014       65,134
   -Noncurrent                                            105,965          -       5,796      100,169
                                                     $    167,606     96,507      98,810      165,303

                                      S-2