Form 10-Q
period 1995-09-20
WINN DIXIE STORES INC
filed 1995-10-06
CIK 107681

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                           _____________________

                                 FORM 10-Q



(Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES  EXCHANGE ACT OF 1934
                 For the quarterly period ended September 20, 1995


                                    OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________
                          Commission File Number 1-3657

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

         As of September 27, 1995, there were 75,305,083 shares outstanding of the registrant's common stock, $1 par value.

                         WINN-DIXIE STORES, INC.

                                FORM 10-Q

                            TABLE OF CONTENTS

                       Part I:  Financial Information

                                                                   Page
Condensed Consolidated Statements of Earnings
          (Unaudited), For the 12 Weeks Ended
          September 20, 1995 and September 21, 1994                  1

Condensed Consolidated Balance Sheets (Unaudited),
          September 20, 1995 and June 28, 1995                       2

Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 12 Weeks Ended
          September 20, 1995 and September 21, 1994                  3

Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                              4-5

Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      6-8


                       Part II:  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders     9-10

Item 5.  Other Information                                          10

Item 6.  Exhibits and Reports on Form 8-K                           10

Signatures                                                          10

Computation of Earnings Per Share                         Exhibit 11.1

                WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
               Amounts in thousands except per share data


                                              For the 12 Weeks Ended
                                          Sept. 20, 1995   Sept. 21, 1994
                                          --------------   --------------

Net sales                                 $    2,934,958        2,590,364

Cost of sales                                  2,257,399        1,999,818
                                               ---------        ---------

Gross profit                                     677,559          590,546

Operating & administrative expenses              626,636          547,252
                                               ---------        ---------

Operating income                                  50,923           43,294

Cash discounts & other income                     27,931           22,676

Interest expense                                  (8,274)          (3,400)
                                               ---------        ---------

Earnings before income taxes                      70,580           62,570

Provision for income taxes                        24,703           22,525
                                               ---------        ---------

Net earnings                              $       45,877           40,045
                                               =========        =========

Earnings per share                        $         0.61             0.54
                                               =========        =========

Dividends per share                       $         0.28             0.26
                                               =========        =========

See accompanying notes to Condensed Consolidated Financial Statements.

                 WINN-DIXIE STORES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           Amounts in thousands



ASSETS                                      Sept. 20, 1995       June 28, 1995
                                            --------------       -------------
Cash and cash equivalents                     $     25,773              30,414
Trade and other receivables                        134,864             151,912
Associate stock loans                                9,062              10,615
Merchandise inventories less LIFO reserve
      of $218,485 ($212,485 at June 28, 1995)    1,171,370           1,159,584
Prepaid expenses                                    83,790             103,135
                                            --------------       -------------
      Total current assets                       1,424,859           1,455,660
                                            --------------       -------------
Investments and other assets                       102,573             100,284
Prepaid income taxes                                26,500              29,025
Net property, plant and equipment                  921,575             897,823
                                            --------------       -------------
Total assets                                  $  2,475,507           2,482,792
                                            ==============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                              $    519,263             555,551
Reserve for insurance claims and self-insurance     55,385              59,373
Accrued wages and salaries                          74,829              77,396
Accrued rent                                        57,505              54,888
Accrued expenses                                    99,297             130,285
Short-term borrowings                              157,000             130,000
Current obligations under capital leases             3,298               3,298
Income taxes                                        47,138              19,331
                                            --------------       -------------
      Total current liabilities                  1,013,715           1,030,122
                                            --------------       -------------
Obligations under capital leases                    75,360              77,653
Defined benefit plan                                29,578              28,328
Reserve for insurance claims and self-insurance    113,134             103,384
Other liabilities                                    2,004               2,098
Shareholders' equity:
      Common stock                                  75,302              75,561
      Retained earnings                          1,166,414           1,165,646
                                            --------------       -------------
      Total shareholders' equity                 1,241,716           1,241,207
                                            --------------       -------------
Total liabilities and shareholders' equity    $  2,475,507           2,482,792
                                            ==============       =============

See accompanying notes to Condensed Consolidated Financial Statements

                WINN-DIXIE STORES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Amounts in thousands
                                                   For the 12 Weeks Ended
                                              ---------------------------------
         FISCAL YEAR-TO-DATE                  Sept. 20, 1995     Sept. 21, 1994
                                              --------------     --------------
Cash flows from operating activities:
      Net earnings                               $    45,877            40,045
      Adjustments to reconcile
       net earnings to net cash
       provided by operating activities:
        Depreciation and amortization                 52,875            39,860
        Prepaid income taxes                           2,525                 -
        Defined benefit plan                           1,250             1,264
        Increase (decrease) in reserve
        for self-insurance                             5,762            (2,480)
        Change in cash from:
          Receivables                                 18,601            44,336
          Merchandise inventories                    (11,786)           (2,927)
          Prepaid expenses                            19,345            20,264
          Accounts payable                           (36,288)          (20,413)
          Income taxes                                27,807            15,957
          Other current accrued expenses             (34,810)          (26,486)
                                                     -------           -------
      Net cash provided by operating activities       91,158           109,420
                                                     -------           -------
Cash flows from investing activities:
      Purchases of property, plant and
      equipment, net                                 (76,628)          (64,826)
      Increase in investments and other assets        (2,289)           (6,276)
                                                     -------           -------
      Net cash used in investing activities          (78,917)          (71,102)
                                                     -------           -------
Cash flows from financing activities:
      Increase (decrease) in short-term borrowings    27,000            (9,500)
      Payments on capital lease obligations           (2,128)             (551)
      Purchase of common stock and changes in        (20,502)          (10,385)
       retained earnings
      Dividends paid                                 (21,158)          (19,622)
      Other                                              (94)              (10)
                                                     -------           -------
      Net cash used in financing activities          (16,882)          (40,068)
                                                     -------           -------
Decrease in cash and cash equivalents                 (4,641)           (1,750)
Cash and cash equivalents at beginning of year        30,414            31,451
                                                     -------           -------
Cash and cash equivalents at end of period     $      25,773            29,701
                                                     =======           =======
Supplemental cash flow information:
      Interest paid                            $       2,022               610
      Interest and dividends received          $       4,038               267
      Income taxes paid                        $         493             1,480
                                                     =======           =======
See accompanying notes to Condensed Consolidated Financial Statements.

                WINN-DIXIE STORES, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

(A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and
     financial position for the quarters shown.   These condensed financial
     statements should be read in conjunction with the fiscal 1995 Form 10-K Annual Report of the Company. The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Merchandise inventories are stated at the lower of cost or market, approximately 91% of which are valued under the LIFO method.

(C) Results for the quarter reflect a pretax LIFO inventory charge of $6.0 million in 1995 and $2.7 million in 1994. If the FIFO method had been used, current quarter net earnings would have been $49.5 million or $0.66 per share as compared with net earnings of $41.7 million or $0.56 per share in the previous year.

(D) The Company has an authorized $200 million Commercial Paper program and short-term lines of credit totaling $265 million. On September 20, 1995, there was $150.0 million in commercial paper and $7.0 million from bank
     lines of credit outstanding as compared to   none outstanding on September
     21, 1994.

(E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal year 1996 is 35% as compared to 36% in 1995.

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

     The Company has entered into orders by consent with numerous other PRPs to conduct studies and do cleanup for four of the Superfund sites and is negotiating an agreement with PRPs who are under an order at two other Superfund sites to determine the most cost-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED:

     effective way to clean up such sites.   Although under federal
     statutes the Company is jointly and severally liable for cleanup costs at each location, the Company's share of total costs is estimated not to exceed $400,000 for four of the Superfund sites.

     The Company believes it is not a responsible party for cleanup of the Madison, Florida, and Tarrant County, Texas, sites and has no estimate of costs for those matters. Other than these two and the New Mexico site mentioned below, these involve wastes the Company paid to be properly disposed and were mishandled by disposal companies or public disposal sites.

     At one of the Tampa sites, the Company is one of 14 parties named as respondents in a Unilateral Administrative Order for Remedial Design and Remedial Action under 47 U.S.C. Section 9606(a) relating to a disposal site formerly operated by Hillsborough County, Florida. The parties are ordered to operate, maintain and monitor a water cleaning system and perform Remedial Design for the site.
     The costs to the Company are estimated at $50,000 in fiscal year 1996 with some credits still available for this year, with additional annual costs for an indefinite period thereafter.

     The Company is also involved in the cleanup of a fuel tank leak at a New Mexico site formerly owned by it. The cleanup costs are to be prorated with others on the basis of the total time of ownership of the participants. The Company's share is 15% of the total costs estimated to be less than $150,000, with minimal annual monitoring costs thereafter.

     The Company has just agreed to participate as a PRP in a Superfund site in McKlenburg County, North Carolina. The Company share has not been determined but it appears the Company will only be a de-minimis party.

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

Results of Operations

Sales for the first quarter totaled $2.9 billion, up $344.6 million, or 13.3% over the previous year. For the first quarter, average store sales increased 11.2% and identical store sales increased 5.6%.

During the quarter, the Company opened 11 new stores averaging 47,400 square feet, closed 10 older stores averaging 27,700 square feet and remodeled or enlarged 34 store locations, having 1,176 locations in operation on September 20, 1995, compared to 1,155 last year. As of September 20, 1995, retail space totaled 44.2 million square feet, a 7.9% increase over the prior year. There are 48 new stores and 67 enlargements or remodels under construction.

Gross profit increased $87.0 million for the quarter. As a percent to sales, gross profit for the current quarter was 23.1%, compared to 22.8% in the previous year. The increase in gross profit margins is a result of an improved inventory mix in our larger stores.

Operating and administrative expenses increased $79.4 million for the current quarter. As a percent to sales, operating and administrative expenses for the current quarter were 21.4%, compared to 21.1% last year. Our increase in operating and administrative expense is due to a higher payroll percentage in our larger stores, insurance premiums, occupancy cost and depreciation expense.

Cash discounts and other income totaled $27.9 million for the first quarter, compared to $22.7 million last year. Investment income for the current quarter totaled $0.1 million compared to $0.2 million last year. The increase in other income is due to interest income received from a tax refund.

Interest expense totaled $8.3 million for the current quarter compared to $3.4 million for the comparable period last year. The increase in interest expense for the quarter is due to an increase in the issuance of commercial paper.

Earnings before income taxes were $70.6 million for the current quarter compared to $62.6 million in the previous year. The increase in pretax earnings is primarily a result of the increase in gross profit as previ-ously mentioned. Income taxes have been accrued at an effective rate of 35% for the current year and 36% for the previous year. This rate is expected to approximate the effective rate for the full 1996 fiscal year.

Net earnings amounted to $45.9 million, or $0.61 per share for the current quarter compared to $40.0 million, or $0.54 per share for the comparable period last year. The LIFO charge reduced net earnings by $3.7 million, or $0.05 per share for the current quarter compared to $1.7 million, or $0.02 per share in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains very sound and very strong. Cash and cash equivalents amounted to $25.8 million at September 20, 1995. Net cash provided by operating activities amounted to $91.2 million for the 12 weeks ended September 20, 1995, compared to $109.4 million for the comparable period last year. Capital expenditures totaled $76.6 million compared to $64.8 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $700 million in 1996. The Company has no material construction or purchase commitments outstanding as of September 20, 1995.

Working capital amounted to $411.1 million at September 20, 1995, com-pared to $425.5 million at June 28, 1995.

The Company has an authorized $200  million Commercial Paper program.
In addition, the Company has $265 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of September 20, 1995, $150.0 million of commercial paper was outstanding as compared to none in the previous year. Short-term borrowings against our bank lines of credit were $7.0 million as of September 20, 1995 as compared to none on September 21, 1994.

Excluding capital leases, the Company had no outstanding long-term debt as of either September 20, 1995 or June 28, 1995.

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

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

Subsequent Events

At the Annual Meeting of Shareholders on October 4, 1995, the Company announced a 2-for-1 stock split effective November 30, 1995, to shareholders of record on November 10, 1995.

The Board of Directors also declared a special $0.01 per share, or 7.1%, increase in the monthly cash dividend from the current monthly cash dividend of $0.14 per share to $0.15 per share, effective immediately.

              WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                    Part II  -  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The 1995 Annual Meeting of Shareholders of the Company took place on October 4, 1995.

     (b)  Four matters were voted on at the meeting:

       1. The election of four (4) Class I Directors for terms expiring in 1998;

       2. Approval for the adoption of the Winn-Dixie Restricted Stock Plan;

       3. Approval and ratification of an amendment to the Revised Winn-Dixie Stock Purchase Plan for Employees so as to make available for sale thereunder an additional 1,000,000 shares of the Company's Common Stock and to reapprove and to readopt such Plan, as so amended;

       4. And for ratification of the appointment by the Board of Directors of the Company of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 29, 1995.

     With respect to the election of Directors, the votes were as follows:

                                                                Shares
       Class I, for terms expiring in 1998     Shares for      Withheld
       -----------------------------------    -----------     ----------

          A. Dano Davis                        65,298,685       361,822
          T. Wayne Davis                       65,305,957       354,550
          Carleton T. Rider                    65,319,304       341,203
          Charles P. Stephens                  65,059,723       600,784

     With respect to approval for the adoption of the Winn-Dixie
     Restricted Stock Plan, the vote was: 64,190,252 shares for; 1,256,375 shares against; 326,068 shares abstain. There were zero broker non-votes.

     With respect to approval and ratification of amendment to the Revised Winn-Dixie Stock Purchase Plan for Employees so as to make available for sale thereunder an additional 1,000,000 shares of the Company's Common Stock and to reapprove and to readopt such Plan, as so amended, the vote was: 64,641,634 shares for; 862,287 shares against; 268,774 shares abstain. There were zero broker non-votes.

               WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                    Part II  -  Other Information


Item 4. Submission of Matters to a Vote of Security Holders, continued

     With respect to the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 29, 1995, the vote was: 65,507,531 shares for; 116,811 shares against; 148,354 shares abstain. There were zero broker non-votes.

Item 5. Other Information

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

11.1 Computation of Earnings Per Share

Report on Form 8-K

There were no reports on Form 8-K filed for the quarter ended
September 20, 1995.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WINN-DIXIE STORES, INC.


Date: October 6, 1995                     RICHARD P. MC COOK
                                          Richard P. McCook
                                          Financial Vice President and
                                           Principal Financial Officer


Date: October 6, 1995                     DAVID H. BRAGIN
                                          David H. Bragin
                                          Corporate Treasurer and
                                           Principal Accounting Officer

                                                               Exhibit 11.1


               WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                  COMPUTATION OF EARNINGS PER SHARE
              Dollars in thousands except per share data


     For the 12 Weeks Ended             Sept. 20, 1995    Sept. 21, 1994


Average number of shares outstanding        75,390,496        74,108,688
                                            ==========        ==========

Net earnings                         $          45,877            40,045
                                            ==========        ==========

Earnings per share                   $            0.61              0.54
                                            ==========        ==========