Form 10-Q
period 1996-01-10
WINN DIXIE STORES INC
filed 1996-01-29
CIK 107681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                     _____________________

                           FORM 10-Q

(Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES  EXCHANGE ACT OF 1934
             For the quarterly period ended January 10, 1996

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________________to_______________
                     Commission File Number 1-3657

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

As of January 10, 1996, there were 152,670,423 shares outstanding of the registrant's common stock, $1 par value.

                     WINN-DIXIE STORES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS

                  Part I:  Financial Information
                                                                    Page

Condensed Consolidated Statements of Earnings
(Unaudited), For the 16 and 28 Weeks Ended
January 10, 1996 and January  11, 1995                                1

Condensed Consolidated Balance Sheets (Unaudited),
January 10, 1996 and June 28, 1995                                    2

Condensed Consolidated Statements of Cash Flows
(Unaudited), For the 28 Weeks Ended
January 10, 1996 and January 11, 1995                                 3

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                           4

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 5-7


                  Part II:  Other Information


Item 5.  Other Information                                            8

Item 6.  Exhibits and Reports on Form 8-K                             8

Signatures                                                            8

Winn-Dixie Stores, Inc. Restricted Stock Plan            Exhibit 10.2.1

Computation of Earnings Per Share                          Exhibit 11.1

                 WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
               Amounts in thousands except per share data


                                         For the 16 Weeks Ended
  MOST RECENT QUARTER                 Jan. 10, 1996      Jan. 11, 1995

Net sales                               $ 3,972,563          3,537,824
Cost of sales                             3,026,251          2,727,912
                                         ----------         ----------
Gross profit                                946,312            809,912
Operating & administrative expenses         862,700            732,072
                                         ----------         ----------
Operating income                             83,612             77,840
Cash discounts & other income                34,431             32,408
Interest expense                             (6,566)           (4,823)
                                         ----------         ----------
Earnings before income taxes                111,477            105,425
Provision for income taxes                   39,017             37,953
                                         ----------         ----------
Net earnings                            $    72,460             67,472
                                         ==========         ==========
Earnings per share                      $      0.48               0.45
                                         ==========         ==========
Dividends per share                     $     0.295              0.260
                                         ==========         ==========


                                             For the 28 Weeks Ended
    FISCAL YEAR-TO-DATE               Jan. 10, 1996      Jan. 11, 1995


Net sales                               $ 6,907,521          6,128,188
Cost of sales                             5,283,650          4,727,730
                                         ----------         ----------
Gross profit                              1,623,871           1,400,45
Operating & administrative expenses       1,489,336          1,279,324
                                         ----------         ----------
Operating income                            134,535            121,134
Cash discounts & other income                62,362             55,084
Interest expense                            (14,840)            (8,223)
                                         ----------         ----------
Earnings before income taxes                182,057            167,995
Provision for income taxes                   63,720             60,478
                                         ----------         ----------
Net earnings                            $   118,337            107,517
                                         ==========         ==========
Earnings per share                      $      0.78               0.72
                                         ==========         ==========
Dividends per share                     $     0.435              0.390
                                         ==========         ==========

See accompanying notes to Condensed Consolidated Financial
Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       Amounts in thousands


ASSETS                                      Jan. 10, 1996    June 28, 1995

Cash and cash equivalents                    $     61,240           30,414
Trade and other receivables                       132,266          151,912
Associate stock loans                              30,027           10,615
Merchandise inventories less LIFO reserve
of $222,485 ($212,485 at June 28, 1995)         1,269,329        1,159,584
Prepaid expenses                                   98,202          103,135
                                                ---------        ---------
Total current assets                            1,591,064        1,455,660
                                                ---------        ---------
Investments and other assets                      112,588          100,284
Prepaid income taxes                               23,133           29,025
Net property, plant and equipment                 963,912          897,823
                                                ---------        ---------

Total assets                                 $  2,690,697        2,482,792
                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                             $    584,964          555,551
Reserve for insurance claims and
  self-insurance                                   42,273           59,373
Accrued wages and salaries                         85,310           77,396
Accrued rent                                       55,588           54,888
Accrued expenses                                  142,054          130,285
Short-term borrowings                             200,000          130,000
Current obligations under capital leases            3,545            3,298
Income taxes                                       24,474           19,331
                                                ---------        ---------
Total current liabilities                       1,138,208        1,030,122
                                                ---------        ---------
Obligations under capital leases                   76,017           77,653
Defined benefit plan                               31,255           28,328
Reserve for insurance claims and self-insurance   113,134          103,384
Other liabilities                                   2,064            2,098
Shareholders' equity:
  Common stock                                    152,670           75,561
  Retained earnings                             1,177,349        1,165,646
                                                ---------        ---------
  Total shareholders' equity                    1,330,019        1,241,207
                                                ---------        ---------
Total liabilities
 and shareholders' equity                    $  2,690,697        2,482,792
                                                =========        =========

See accompanying notes to Condensed Consolidated Financial
Statements.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Amounts in thousands
                                               For the 28 Weeks Ended
      FISCAL YEAR-TO-DATE               Jan. 10, 1996    Jan. 11, 1995

Cash flows from operating activities:
 Net earnings                              $  118,337          107,517
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
   Depreciation and amortization              124,167           96,677
   Prepaid income taxes                         5,892                -
   Defined benefit plan                         2,927            2,682
   Decrease in reserve for
    self-insurance                             (7,350)          (1,164)
  Change in cash from:
   Receivables                                    234           37,556
   Merchandise inventories                   (109,745)         (97,301)
   Prepaid expenses                             4,933           18,006
   Accounts payable                            30,049           12,770
   Income taxes                                 5,143            1,286
   Other current accrued expenses              26,293           (9,550)
                                             --------         --------
 Net cash provided by operating activities    200,880          168,479
                                             --------         --------
Cash flows from investing activities:
 Purchases of property, plant and
 equipment, net                              (190,256)        (168,390)
 Increase in investments and other assets     (12,304)          (4,913)
                                             --------         --------
 Net cash used in investing activities       (202,560)        (173,303)
                                             --------         --------
Cash flows from financing activities:
 Increase in short-term borrowings             70,000           50,000
 Payments on capital lease obligations         (1,473)          (1,689)
 Purchase of common stock and changes in
  retained earnings                           (25,048)         (16,337)
 Proceeds of sales under associates' stock
  purchase plan                                54,532           25,909
 Dividends paid                               (65,471)         (57,756)
 Other                                            (34)             145
                                             --------         --------
 Net cash provided by financing activities     32,506              272
                                             --------         --------
Increase (decrease) in cash and
 cash equivalents                              30,826           (4,552)
Cash and cash equivalents at
 beginning of year                             30,414           31,451
                                             --------         --------
Cash and cash equivalents at end of period $   61,240           26,899
                                             ========         ========
Supplemental cash flow information:
   Interest paid                           $   14,325            8,045
   Interest and dividends received         $    6,938              802
   Income taxes paid                       $   57,576           54,203
                                             ========         ========

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

(C) Results for the quarter reflect a pretax LIFO inventory charge of $4.0 million in 1996 and $3.6 million in 1995.
     The cumulative current year charge is $10.0 million as compared with $6.3 million in 1995. If the FIFO method had been used, current quarter net earnings would have been $74.9 million or $0.49 per share as compared with net earnings of $69.7 million or $0.47 per share in the previous year. The cumulative year net earnings would have been $124.4 million, or $0.82 per share as compared with $111.5 million, or $0.75 per share.

(D) The Company has an authorized $200 million Commercial Paper Program and short-term lines of credit totaling $340 million. On January 10, 1996, there was $200 million in commercial paper and none from bank lines of credit outstanding as compared to $55 million in commercial paper and $4.5 million from bank lines of credit outstanding on January 11, 1995.

(E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate used for fiscal year 1996 is 35% as compared to 36% in 1995.

(F) On October 4, 1995, the Board of Directors approved a 2-for-1 stock split, effective November 30, 1995, for shareholders of record on November 10, 1995. All per share data have been adjusted to reflect the stock split on a retroactive basis.

(G) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws. In addition, the Company is a party to various proceedings arising under federal, state or local regulations protecting the environment. Management is of the opinion that any liability which might result from any such claim, lawsuit or proceeding will not have a material adverse effect on the Company's consolidated earnings or financial position.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This analysis should be read in conjunction with the Condensed
Consolidated Financial Statements.

Results of Operations

Sales for the current quarter were $4.0 billion, a $434.7 million increase, or 12.3% over the comparable quarter ended January 11, 1995. Year-to-date, sales were $6.9 billion, a $779.3 million, increase over the comparable period last year. Sales increases resulted primarily from an increase in average store sales. The increase in identical store sales was 5.6% for both the quarter and year-to-date. Average store sales increased 10.2% for the quarter and 10.6% year-to-date.

The Company opened 33 new stores, averaging 47,400 square feet, enlarged or remodeled 75 stores, and closed 28 older stores, averaging 29,600 square feet. As of January 10, 1996, retail space totaled 44.9 million square feet. Currently, 47 new stores are under construction. The Company plans to open 70 new stores in the current fiscal year. The Company has 1,180 stores in operation compared with 1,158 stores last year. Of the 1,180 stores, 785, or 66.5%, are larger than 35,000 square feet.

Gross profit increased $136.4 million for the quarter and $223.4 million, year-to-date. As a percent to sales, gross profit for the current quarter was 23.8%, compared to 22.9% in the previous year. Year-to-date, gross profit as a percent to sales was 23.5% in the current year, compared to 22.8% in the previous year. The increase in gross profit margins is a result of an improved inventory mix in our larger stores.

Operating and administrative expenses increased $130.6 million for the current quarter and $210.0 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 21.7%, compared to 20.7% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 21.6% for the current year and 20.9% for the previous year. Our increase in operating and administrative expense is due to a higher payroll percentage in our larger stores, advertising, insurance premiums, occupancy cost and depreciation expense.

Cash discounts and other income totaled $34.4 million in the second quarter and $62.4 million year-to-date. Investment income for the current quarter totaled $1.0 million compared to $0.3 million last year. Year-to-date, investment income totaled $1.1 million for the current year, compared to $0.5 million in the previous year. The increase in investment income is due to an increase in funds available for investment.

Interest expense totaled $6.6 million for the current quarter compared to $4.8 million for the comparable period last year. Year-to-date, interest expense totaled $14.8 million for the current year compared to $8.2 million in the previous year. The increase in interest expense is due to an increase in the issuance of commercial paper.

Earnings before income taxes were $111.5 million for the current quarter compared to $105.4 million in the previous year. Year-to-date, earnings before income taxes were $182.1 million in the current year and $168.0 million in the previous year. The increase in pretax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 35% for the current year and 36% for the previous year. This rate is expected to approximate the effective rate for the full 1996 fiscal year.

Net earnings amounted to $72.5 million, or $0.48 per share, for the current quarter compared to $67.5 million, or $0.45 per share for the comparable period last year. Year-to-date, net earnings amounted to $118.3 million, or $0.78 per share, compared to $107.5 million, or $0.72 per share, for the previous year. The LIFO charge reduced net earnings by $2.4 million, or $0.01 per share, for the current quarter compared to $2.3 million, or $0.01 per share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $6.1 million, or $0.04 per share, compared to $3.9 million, or $0.03 per share, in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains very sound and very strong. Cash and cash equivalents amounted to $61.2 million at January 10, 1996. Net cash provided by operating activities amounted to $200.9 million for the 28 weeks ended January 10, 1996 compared to $168.5 million for the comparable period last year. Capital expenditures totaled $190.3 million compared to $168.4 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $700 million in 1996. The Company has no material construction or purchase commitments outstanding as of January 10, 1996.

Working capital amounted to $452.9 million at January 10, 1996 compared to $425.5 million at June 28, 1995.

The Company has an authorized $200 million Commercial Paper Pro-gram. In addition, the Company has $340 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of January 10, 1996, $200 million of commercial paper was outstanding as compared to $55.0 million in the previous year. Short-term borrowings against our bank lines of credit were none as of January 10, 1996 as compared to $4.5 million on January 11, 1995.

Excluding capital leases, the Company had no outstanding long-term debt as of either January 10, 1996 or June 28, 1995.

The Company's available credit facilities and cash flow from operations are considered adequate to fund the short-term and long-term capital needs of the Company.

The Company is a party to various proceedings arising under federal, state or local regulations protecting the environment. Management is of the opinion that any liability which might result from any such proceeding will not have a material adverse effect on the Company's consolidated earnings or financial position.

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

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

10.2.1   Restricted Stock Plan, effective June 21, 1995

11.1     Computation of Earnings Per Share

Reports on Form 8-K

During the quarter ended January 10, 1996, a report on Form 8-K was filed on October 4, 1995, reporting declaration of a 2-for-1 split of the Company's common stock for shareholders of record on November 10, 1995.


                            SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WINN-DIXIE STORES, INC.


Date: January 29, 1996                    RICHARD P. MC COOK
                                           Richard P. McCook
                                        Financial Vice President and
                                        Principal Financial Officer


Date: January 29, 1996                      DAVID H. BRAGIN
                                            David H. Bragin
                                        Corporate Treasurer and
                                      Principal Accounting Officer

                                                             Exhibit 10.2.1


               WINN-DIXIE STORES, INC. RESTRICTED STOCK PLAN

     Winn-Dixie Stores, Inc. (the "Company") herein adopts the Winn-Dixie Stores, Inc. Restricted Stock Plan (the "Plan") as part of its Officer Compensation Program. The Plan shall be effective as of June 29, 1995, conditioned upon the Plan being approved by the Company's shareholders in accordance with Rule 16b-3(b) issued pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act").


I.   KEY FEATURES OF THE PLAN

     A.   Definition of Restricted Stock

          "Restricted Stock" consists of actual shares of Company common stock that cannot be sold, transferred or pledged until the Restriction Period lapses. The Restriction Period will lapse within 30 days after the date on which independent certified public accountants have issued their opinion on the Company's financial statements if the performance requirements for such shares are met. While the restrictions remain, the holder of the shares has the right to vote the shares and receive dividends.

     B.   Definition of Restriction Period

          "Restriction Period" means the period commencing on the date an award is granted and ending on such date or upon the achievement of such requirements as established for each such award by the Committee (the "Committee") appointed by the Board of Directors of the Company (the "Board") pursuant to Section II.

     C.   Definition of Key Employee

          "Key Employee" means an officer or other key employee of the Company or its subsidiaries who, in the judgment of the Committee, is responsible for or contributes to the management, growth or profitability of the business of the Company or its subsidiaries.

     D.   Shares Subject to the Plan

          -- The total number of shares that may be awarded under the Plan is 1,000,000 shares.

     E.   Award of Restricted Stock

          -- The Committee shall determine Key Employees who shall participate in the Plan, the shares of stock awarded to each Key Employee and the terms and conditions for shares to be awarded, including, but not limited to, the Restriction Period and the performance requirements.

          -- The amount of stock to be issued in a participant's name each year will depend upon: (i) a target award level set for such participant; and (ii) the price of the stock at the time of the grant.

          -- The maximum number of shares of Restricted Stock that may be granted under an award to any participant during any one of the Company's fiscal years shall not exceed 10,000 shares.

          -- The restrictions will lapse and the stock will belong to a participant free and clear of any restrictions when the Restriction Period expires, if and only if, the participant remains in the employ of the Company or its subsidiaries throughout the Restriction Period.

          -- Except as otherwise provided by the Committee when an award is made, if a participant leaves the employ of the Company or its subsidiaries prior to the expiration of the Restriction Period all shares of Restricted Stock shall be forfeited.

          -- Forfeited shares will be available for grant by the Committee to other participants.

          -- Restricted stock must be held for at least six months from the date of grant as required under Rule 16b-3(c)(1) issued pursuant to the Exchange Act.

     F.   Restrictions

          -- In accordance with Rule 16b-3(a)(2) of the Exchange Act, the right of any individual to any award payable under the Plan may not be assigned, transferred, pledged or encumbered, either voluntarily or by operation of law, except by the laws of descent and distribution upon death or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended, or Title I of the Employee Retirement Income Security Act, or the rules thereunder.

II.  ADMINISTRATION OF THE PLAN

     A. The Plan shall be administered by the Committee, as appointed by the Board and serving at the Board's pleasure. All members of the Committee shall be "disinterested" as such term is defined in Rule 16b-3(c)(2) issued pursuant to the Exchange Act.

     B. The Committee shall have the authority to establish the terms and conditions of all awards including, but not limited to, establishing the Restriction Period and performance requirements for each award.

     C. The Committee's decisions and determinations under the Plan need not be uniform and may be made selectively among individuals whether or not such individuals are similarly situated.

     D. The Committee shall have full power, discretion and authority to interpret, construe and administer the Plan and any part thereof, and its interpretations and constructions thereof and actions taken thereunder shall be final, conclusive and binding on all persons for all purposes.

III.  AMENDMENT OR TERMINATION

     A. The Board may, at any time, amend or terminate the Plan. The Plan may also be amended by the Committee provided that all such amendments shall be reported to the Board. No amendment or termination of the Plan shall retroactively impair the rights of any person with respect to an award.

     B. Any amendment to the Plan shall be effective subject to being approved by the Company's shareholders in accordance with Rule 16b-3(b) issued pursuant to the Exchange Act if the amendment would:
          (i) materially increase the benefits accruing to participants under the Plan; (ii) materially increase the numbers of securities that may be issued under the Plan; or (iii) materially modify the requirements as to eligibility for participation in the plan.

                                                             Exhibit 11.1



             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE
            Dollars in thousands except per share data


   For the 28 Weeks Ended            Jan. 10, 1996   Jan. 11, 1995


Average number of shares outstanding   151,258,777     148,454,414
                                       ===========     ===========

Net earnings                         $     118,337         107,517
                                       ===========     ===========

Earnings per share                   $        0.78            0.72
                                       ===========     ===========