Form 10-Q
period 1996-04-03
WINN DIXIE STORES INC
filed 1996-04-24
CIK 107681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      _____________________

                            FORM 10-Q



(Mark One)
 [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended April 3, 1996

                                 OR

 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to ____________
                       Commission File Number 1-3657




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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days. Yes [ X ]  No [   ]

     As of April 15, 1996, there were 152,001,276 shares outstanding of the registrant's common stock, $1 par value.

                    WINN-DIXIE STORES, INC.

                           FORM 10-Q

                       TABLE OF CONTENTS

                 Part I:  Financial Information


                                                                     Page
Condensed Consolidated Statements of Earnings
  (Unaudited), For the 12 and 40 Weeks Ended
  April 3, 1996 and April 5, 1995                                       1

Condensed Consolidated Balance Sheets (Unaudited),
  April 3,1996 and June 28, 1995                                        2

Condensed Consolidated Statements of Cash Flows
  (Unaudited), For the 40 Weeks Ended
  April 3, 1996 and April 5, 1995                                       3

Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                                           4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 5-7

                   Part II:  Other Information

Item 5.  Other Information                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

Signatures                                                              8

Computation of Earnings Per Share                            Exhibit 11.1

 WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Amounts in thousands except per share data


                                               For the 12 Weeks Ended
         MOST RECENT QUARTER          April 3, 1996    April 5, 1995

Net sales                          $      3,035,323        2,775,842
Cost of sales                             2,292,503        2,133,824
                                        -----------      -----------
Gross profit                                742,820          642,018
Operating & administrative expenses         665,947          575,099
                                        -----------      -----------
Operating income                             76,873           66,919
Cash discounts & other income                25,203           26,068
Interest expense                             (4,765)          (4,024)
                                        -----------      -----------
Earnings before income taxes                 97,311           88,963
Provision for income taxes                   34,059           32,027
                                        -----------      -----------
Net earnings                       $         63,252           56,936
                                        ===========      ===========
Earnings per share                 $           0.42             0.38
                                        ===========      ===========
Dividends per share                $           0.225            0.195
                                        ===========      ===========

                                               For the 40 Weeks Ended
         FISCAL YEAR-TO-DATE          April 3, 1996    April 5, 1995

Net sales                          $      9,942,844        8,904,030
Cost of sales                             7,576,153        6,861,554
                                        -----------      -----------
Gross profit                              2,366,691        2,042,476
Operating & administrative expenses       2,155,283        1,854,423
                                        -----------      -----------
Operating income                            211,408          188,053
Cash discounts & other income                87,565           81,152
Interest expense                            (19,605)         (12,247)
                                        -----------      -----------
Earnings before income taxes                279,368          256,958
Provision for income taxes                   97,779           92,505
                                        -----------      -----------
Net earnings                       $        181,589          164,453
                                        ===========      ===========
Earnings per share                 $           1.20            1.10
                                        ===========      ===========
Dividends per share                $           0.660           0.585
                                        ===========      ===========

See accompanying notes to Condensed Consolidated Financial Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       Amounts in thousands


ASSETS                                April 3, 1996          June 28, 1995

Cash and cash equivalents              $     49,646                 30,414
Trade and other receivables                 147,296                151,912
Associate stock loans                        28,223                 10,615
Merchandise inventories
  less LIFO reserve of $225,485
  ($212,485 at June 28, 1995)             1,245,705              1,159,584
Prepaid expenses                            105,606                103,135
                                          ---------              ---------
 Total current assets                     1,576,476              1,455,660
                                          ---------              ---------
Investments and other assets                 97,238                100,284
Prepaid income taxes                         20,608                 29,025
Net property, plant and equipment           972,604                897,823
                                          ---------              ---------
Total assets                           $  2,666,926              2,482,792
                                          =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                       $    548,447                555,551
Reserve for insurance
  claims and self-insurance                  46,259                 59,373
Accrued wages and salaries                   96,592                 77,396
Accrued rent                                 54,863                 54,888
Accrued expenses                            145,581                130,285
Short-term borrowings                       170,000                130,000
Current obligations under capital leases      3,545                  3,298
Income taxes                                 45,822                 19,331
                                          ---------              ---------
 Total current liabilities                1,111,109              1,030,122
                                          ---------              ---------
Obligations under capital leases             75,156                 77,653
Defined benefit plan                         32,478                 28,328
Reserve for insurance claims
 and self-insurance                         110,884                103,384
Other liabilities                             1,987                  2,098
Shareholders' equity:
 Common stock                               152,010                 75,561
 Retained earnings                        1,183,302              1,165,646
                                          ---------              ---------
 Total shareholders' equity               1,335,312              1,241,207
                                          ---------              ---------
Total liabilities and
  shareholders' equity                   $2,666,926              2,482,792
                                          =========              =========

See accompanying notes to Condensed Consolidated Financial Statements.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Amounts in thousands
                                              For the 40 Weeks Ended
         FISCAL YEAR-TO-DATE                April 3, 1996  April 5, 1995
Cash flows from operating activities:
 Net earnings                                 $   181,589        164,453
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation and amortization                  180,174        142,355
   Prepaid income taxes                             8,417              -
   Defined benefit plan                             4,150          3,798
   Decrease in reserve for self-insurance          (5,614)        (3,253)
   Change in cash from:
     Receivables                                  (12,992)        19,069
     Merchandise inventories                      (86,121)      (130,352)
     Prepaid expenses                              (2,471)        11,642
     Accounts payable                              (6,355)         9,217
     Income taxes                                  26,491         14,488
     Other current accrued expenses                40,087         (3,935)
                                                  -------        -------
 Net cash provided by operating activities        327,355        227,482
                                                  -------        -------
Cash flows from investing activities:
 Purchases of property, plant and
   equipment, net                                (254,956)      (261,826)
 Increase in investments and other assets           3,046          1,836
                                                  -------        -------
 Net cash used in investing activities           (251,910)      (259,990)
                                                  -------        -------
Cash flows from financing activities:
 Increase in short-term borrowings                 40,000        135,500
 Payments on capital lease obligations             (2,086)        (2,543)
 Purchase of common stock and changes in
  retained earnings                               (48,848)       (25,584)
 Proceeds of sales under associates' stock
  purchase plan                                    54,532         25,909
 Payment on bank notes                                 -         (17,087)
 Dividends paid                                   (99,700)       (86,777)
 Other                                               (111)           133
                                                  -------        -------
 Net cash provided (used) by financing activities (56,213)        29,551
                                                  -------        -------
Increase (decrease) in cash and cash equivalents   19,232         (2,957)
Cash and cash equivalents at beginning of year     30,414         31,451
                                                  -------        -------
Cash and cash equivalents at end of period     $   49,646         28,494
                                                  =======        =======
Supplemental cash flow information:
 Interest paid                                 $   18,441         12,649
 Interest and dividends received               $    7,625          1,117
 Income taxes paid                             $   69,981         72,900
                                                  =======        =======

See accompanying notes to Condensed Consolidated Financial Statements.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

(A Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 1995 Form 10-K Annual Report of the Company. The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Merchandise inventories are stated at the lower of cost or market, approximately 91% of which are valued under the LIFO method.

(C) Results for the quarter reflect a pretax LIFO inventory charge of $3.0 million in 1996 and $4.5 million in 1995. The cumulative current year charge is $13.0 million as compared with $10.8 million in 1995. If the FIFO method had been used, current quarter net earnings would have been $65.1 million or $.43 per share as compared with net earnings of $59.8 million or $0.40 per share in the previous year.
     The cumulative year net earnings would have been $189.5 million, or $1.25 per share as compared with $171.2 million, or $1.15 per share.

(D The Company increased its authorized Commercial Paper Program from $200 million to $300 million. The Company also has short-term lines of credit totaling $340 million. On April 3, 1996, there was $170.0 million in commercial paper and none from bank lines of credit outstanding as compared to $110 million in commercial paper and $35.0 million from bank lines of credit outstanding on April 5, 1995.

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

Results of Operations

Sales for the current quarter were $3.0 billion, a $259.5 million increase, or 9.3% over the comparable quarter ended April 5, 1995. Year-to-date, sales were $9.9 billion, a $1.0 billion increase over the comparable period last year. Sales increases resulted primarily from an increase in average store sales. The increase in identical store sales was 3.7% for the quarter and 5.0% year-to-date. Average store sales increased 7.7% for the quarter and 9.7% year-to-date.

The Company opened 49 new stores, averaging 47,800 square feet, enlarged or remodeled 103 stores, and closed 44 older stores, averaging 29,900 square feet. As of April 3, 1996, retail space totaled 45.4 million square feet. Currently, 48 new stores are under construction. The Company plans to open 70 new stores in the current fiscal year. The Company has 1,180 stores in operation compared with 1,183 stores last year. Of the 1,180 stores, 804, or 68.1%, are larger than 35,000 square feet.

Gross profit increased $100.8 million for the quarter and $324.2 million, year-to-date. As a percent to sales, gross profit for the current quarter was 24.5%, compared to 23.1% in the previous year. Year-to-date, gross profit as a percent to sales was 23.8% in the current year, compared to 22.9% in the previous year. The increase in gross profit margins is a result of an improved inventory mix in our larger stores.

Operating and administrative expenses increased $90.8 million for the current quarter and $300.9 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 21.9%, compared to 20.7% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 21.7% for the current year and 20.8% for the previous year. Our increase in operating and administrative expense is due to a higher payroll percentage in the larger stores, advertising, insurance premiums, occupancy cost and depreciation expense.

Cash discounts and other income totaled $25.2 million for the third quarter and $87.6 million year-to-date. Investment income for the current quarter totaled $0.5 million compared to $0.1 million last year. Year-to-date, investment income totaled $1.6 million for the current year, compared to $0.6 million in the previous year. The increase in investment income is due to an increase in funds available for investment.

Interest expense totaled $4.8 million for the current quarter compared to $4.0 million for the comparable period last year. Year-to-date, interest expense totaled $19.6 million for the current period compared to $12.3 million in the previous year. The increase in interest expense is due to a increase in the issuance of commercial paper.

Earnings before income taxes were $97.3 million for the current quarter compared to $89.0 million in the previous year. Year-to-date, earnings before income taxes were $279.4 million in the current year and $257.0 million in the previous year. The increase in pre-tax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 35% for the current year and 36% for the previous year. This rate is expected to approximate the effective rate for the full 1996 fiscal year.

Net earnings amounted to $63.3 million, or $0.42 per share, for the current quarter compared to $57.0 million, or $0.38 per share, for the comparable period last year. Year-to-date, net earnings amounted to $181.6 million, or $1.20 per share, compared to $164.5 million, or $1.10 per share, for the previous year. The LIFO charge reduced net earnings by $1.8 million, or $.01 per share, for the current quarter compared to $2.8 million, or $0.02 per share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $7.9 million, or $.05 per share, compared to $6.8 million, or $0.05 per share, in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains very sound and very strong. Cash and cash equivalents amounted to $49.6 million at April 3, 1996. Net cash provided by operating activities amounted to $327.4 million for the 40 weeks ended April 3, 1996 compared to $227.5 million for the comparable period last year. Capital expenditures totaled $255.0 million compared to $261.8 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and the expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $700 million in 1996. The Company has no material construction or purchase commitments outstanding as of April 3, 1996.

Working capital amounted to $465.4 million at April 3,1996 compared to $425.5 million at June 28, 1995.

The Company has an authorized $300 million Commercial Paper Program. In addition, the Company has $340 million of short-term lines of credit.
These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of April 3, 1996, $170.0 million of commercial paper was outstanding as compared to $110.0 million in the previous year. Short-term borrowings against our bank lines of credit were none as of April 3, 1996 as compared to $35.0 million on April 5, 1995.

Excluding capital leases, the Company had no outstanding long-term debt as of either April 3, 1996 or June 28, 1995.

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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

11.1  Computation of Earnings Per Share

Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended April 3,1996.


                            SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:April 24, 1996                       RICHARD P. MCCOOK
                                          Richard P. McCook
                                     Financial Vice President and
                                     Principal Financial Officer



Date:April 24, 1996                        DAVID H. BRAGIN
                                           David H. Bragin
                                       Corporate Treasurer and
                                     Principal Accounting Officer

                                                             Exhibit 11.1


            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

               COMPUTATION OF EARNINGS PER SHARE
           Dollars in thousands except per share data


      For the 40 Weeks Ended               April 3, 1996   April 5, 1995

Average number of shares outstanding         151,491,280     148,872,120
                                             ===========     ===========

Net earnings                       $             181,589         164,453
                                             ===========     ===========

Earnings per share                 $                1.20            1.10
                                             ===========     ===========