Form 10-K
period 1996-06-26
WINN DIXIE STORES INC
filed 1996-08-09
CIK 107681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549



                            FORM 10-K



(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES  EXCHANGE ACT OF 1934
                 For the fiscal year ended June 26, 1996



                                OR



   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from  __________________ to ______________

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

Title of each class                                   Name of each exchange
                                                       on  which registered
Common Stock Par Value $1.00 Per Share                New York Stock Exchange

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



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this
Form 10-K.[   ]



The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 28, 1996 as reported on the New York Stock Exchange was approximately $3,170,479,387. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 28, 1996 registrant had outstanding 151,684,943 shares of common stock.



DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement in respect to the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

                             PART I

ITEM 1:  BUSINESS
Business
General

Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food retailer with 1,178 stores in fourteen states and the Bahama Islands. According to published reports of sales at June 26, 1996 the Company was the fifth largest in United States supermarket sales.

All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes the parent company and all of its subsidiaries, collectively.

Financial information on industry segments and lines of business is omitted because, apart from the principal business of operating retail self-service food stores, the Company had no other lines of business or industry segments.

Store Formats and Business Strategy

The business of the Company is the operation of a chain of retail self-service food stores which sell groceries, meats, seafood, fresh produce, deli/bakery, pharmaceuticals and general merchandise items. The Company's stores offer broad lines of merchandise, including nationally advertised and private label brands and unbranded merchandise (principally meats, seafood and produce), and generally operate on the basis of competitive pricing. Food items sold include dry groceries, dairy products, baked goods, meats, poultry, fish, fresh fruit, vegetables, frozen foods and other items commonly marketed by retail food stores. The Company's stores also sell many general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. Many locations have ancillary departments such as pharmacies, photo labs, dry cleaners and in-store banks. At June 26, 1996, the Company operated 1,178 retail stores of which 431 were located in Florida, 128 in North Carolina, 123 in Georgia, 91 in Alabama, 82 in South Carolina, 75 in Louisiana, 70 in Texas, 61 in Kentucky, 32 in Virginia, 24 in Tennessee, 21 in Ohio, 17 in Mississippi, 14 in the Bahamas, 7 in Oklahoma and 2 in Indiana. Such stores were operated under the names of "Winn-Dixie" (634), "Marketplace"
(504), "Thriftway" (27), "The City Meat Markets" (12) and "Buddies" (1).

Support and Other Services

The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:


LOCATION                             FACILITIES
_______________________________________________________________________________

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

LOUISIANA
               New Orleans  Distribution center
               Hammond      Distribution center; Plant:  milk bottling

NORTH CAROLINA
               Charlotte    Distribution center
               Raleigh      Distribution center
               High Point   Plants:  milk bottling and cultured products

SOUTH CAROLINA
               Greenville   Distribution center;  Plants: ice cream and milk
                            bottling

TEXAS
               Fort Worth   Distribution center;  Plant: milk bottling

BAHAMAS
               Nassau       Distribution center





An insignificant portion of the production of the manufacturing plants is sold to others.

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

Division                 Major Competitors

Jacksonville   Publix, Albertson's, Piggly Wiggly (Bruno), Food Lion, Super K
Tampa          Publix, Kash N Karry, Albertson's, Food Lion, Wal-Mart
               Supercenter, U-Save
Montgomery     Bruno, Delchamps, Wal-Mart Supercenter
Miami          Publix, Sedano's, Albertson's
Orlando        Publix, Albertson's, Goodings, Food Lion, Wal-Mart Supercenter,
               Super K
Raleigh        Food Lion, Harris-Teeter, Kroger, Hannaford, U-Krops
Charlotte      Food Lion, Harris-Teeter, Bi-Lo, Super K, Publix
Atlanta        Kroger, Ingles, A&P, Cub, Publix, Harris-Teeter, Wal-Mart
               Supercenter
Midwest        Kroger, Wal-Mart Supercenter, Biggs, Meijers
New Orleans    Delchamps, Schwegmans, Albertson's
Fort Worth     Kroger, Albertson's, Minyards, Food Lion, Randall's, Wal-Mart
               Supercenter
Bahamas        Super Value


Additionally, local chains and wholesaler-supported independents are well represented in all regions.

Winn-Dixie is considered a major competitor in all geographic areas in which it competes.

The Company did not spend a material amount on Company-sponsored research and development activities or on Company-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during any of the years in the three-year period ended June 26, 1996.

Government Regulation

The Company's compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect on its capital expenditures, earnings or competitive position.

Associates

At the end of fiscal 1996, the Company had 50,000 full-time and 76,000 part-time associates.

Bahamas

All sales are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiaries in the Bahamas which operate 14 retail food stores as outlined above.


ITEM 2: PROPERTIES

Stores

All of the retail stores operated by the Company are on premises occupied on a rental basis. See "Note 9 of the Notes to Consolidated Financial Statements," page F-14, included herein.

Support Properties

The warehousing and distribution centers are rented under leases due to expire as follows: Atlanta - 2019; Charlotte - 2019; Greenville - 2019; Jacksonville (Edgewood) - 2019; Louisville - 2019; Sarasota - 2019; Miami - 2018; Montgomery - 2018; New Orleans - 2018; Raleigh - 2018; Tampa - 2018;
Fort Worth - 2016; Hammond - 2016; Jacksonville (Commonwealth)  - 2011;
Nassau - 2011; Orlando - 2005 and Pompano - 2003. All of these contain renewal options, which vary from lease to lease.

The Deep South plant in Orlando, Florida, is no longer in operation and has been replaced with a new facility. This property is now owned in fee by the Company and is under contract for sale.

The Company's Valdosta cracker and cookie, and snacks bakeries; Fort Worth dairy plant; Madison meat processing plant; Plant City ice cream and milk bottling plants; Miami reclaim center; and Gainesville oleomargarine and cheese processing and packaging plants are owned in fee.

The Company's Greenville ice cream and milk bottling plants; Jacksonville coffee, tea and spices processing, detergent and bag plants; Montgomery milk bottling plant; and Hammond milk bottling plant are situated at the leased warehousing and distribution center locations in those cities. The Bartow egg processing plant; High Point milk bottling and cultured products plants; Miami milk bottling plant; Montgomery frozen pizza plant; and the Fitzgerald jam, jellies, mayonnaise, salad dressing, peanut butter and condiments and canned and bottled carbonated beverage plants are rented under leases.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 26, 1996.





Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the
Company:

                                                            YEAR      YEAR FIRST
                AGE IN                                    APPOINTED   EMPLOYED
               YEARS AT                                   TO CURRENT     BY
NAME           06-26-96    OFFICE HELD                    POSITION    WINN-DIXIE

A. Dano Davis     51       Chairman of the Board            1988         1968
                           and Principal Executive Officer

James Kufeldt     58       President                        1988         1961

C. H. McKellar    58       Executive Vice President         1988         1957

E. T. Walters     62       Senior Vice President            1989         1959

C. E. Winge       51       Senior Vice President            1988         1963

T. E. McDonald    59       Senior Vice President            1986         1955

H. E. Hess        56       Senior Vice President            1988         1958

R. P. McCook      43       Financial Vice President         1984         1984
                           and Principal Financial Officer

L. H. May         51       Vice President                   1989         1964

E. E. Zahra, Jr.  49       Vice President and General
                           Counsel                          1995         1995

D. H. Bragin      52       Treasurer                        1985         1961

R. J. Brocato     52       Vice President                   1993         1963

R. D. Buday       53       Vice President                   1995         1971

W. C. Calkins     57       Vice President                   1987         1958

J. W. Critchlow   49       Vice President                   1988         1967

R. J. Ehster      55       Vice President                   1983         1958

D. G. Lafever     47       Vice President                   1990         1966

H. E. Miller      64       Vice President                   1984         1956

J. R. Pownall     59       Vice President                   1986         1955

L. J. Sadlowski   55       Vice President                   1983         1961

R. A. Sevin       53       Vice President                   1987         1961

B. B. Tripp       59       Vice President                   1987         1954


All of the officers listed above, with the exception of E. E. Zahra, Jr., have been employed for the past five years in either the same capacity as listed, or in a position with the Company which was consistent in occupation with the present assignment. Prior to becoming General Counsel, Mr. Zahra was the managing partner of the Jacksonville office of LeBoeuf, Lamb, Greene & MacRae L.L.P., an international law firm.

Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected. No officers have employment contracts with the Company.



                                  PART II


ITEM  5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of June 28, 1996 was 56,148.

Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is hereby incorporated by reference to "Note 12 of the Notes to Consolidated Financial Statements," page F-17 included herein.

ITEM  6: SELECTED FINANCIAL DATA

The information required by this Item is on page F-1 included herein.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is on page F-2 included herein.

ITEM  8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 12 included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 26, 1996.


                            PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these Items are incorporated herein by reference to the Company's definitive proxy statement to be filed on, or before, August 30, 1996 in connection with its Annual Meeting of Shareholders.


                            PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules:

     (a)  Exhibit and Financial Statements and Schedules

          (1) Financial Statements:

              See "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 12 included herein.

          (2) Financial Statement Schedules:

              See "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data"on page 12 included herein.

Exhibits:

Certain of the following exhibits which have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and which are designated in prior filings as noted below, are hereby incorporated by reference and made a part hereof:


Exhibit
Number   Description of Exhibit                 Incorporated by
                                                Reference From

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

3.2      Restated By-Laws of the Registrant as  Previously filed as Exhibit 3.2
         amended through June 21, 1995.         to Form 10-K for the year ended
                                                June 28, 1995, which Exhibit is
                                                herein incorporated by
                                                reference.*


9.1 Agreement of Shareholders of D.D.I., Previously filed as Exhibit 9.1 Inc.(formerly Vadis Investments, Inc.) June 30, 1993, which Exhibit is dated April 19, 1989.
                                                to Form 10-K for the year ended
                                                herein incorporated by
                                                reference.*

10.1     Annual Officer Incentive Compensation  Previously filed as Exhibit 10.2
         Plan as amended, effective June 17,    to Form 10-K for the year ended
         1991.                                  June 30, 1993, which Exhibit is
                                                herein incorporated by
                                                reference.*


10.2     Long-term Officer Incentive            Previously filed as Exhibit 10.3
         Compensation  Plan as amended,         June 30, 1993, which Exhibit is
         effective June 27, 1991.               to Form 10-K for the year ended
                                                herein incorporated by
                                                reference.*


10.2.1   Restricted Stock Plan, effective       Previously filed as Exhibit
         June 29, 1995.                         10.2.1 to Form 10-Q for the
                                                quarter ended January 10, 1996,
                                                which Exhibit is herein
                                                incorporated by reference.*

10.3     Key Employee Stock Option Plan         Previously filed as Exhibit 10.5
         effective January 24, 1990, as         to Form 10-K for the year ended
         amended through October 7, 1992.       June 30,1993, which Exhibit is
                                                herein incorporated by
                                                reference.*

10.3.1   Amendment adopted June 22, 1994 to     Previously filed as Exhibit
         Key Employee Stock Option Plan.        10.5.1 to Form 10-Q for the
                                                quarter ended January 11, 1995,
                                                which Exhibit is herein
                                                incorporated by reference.*


10.3.2   Amendment adopted July 25, 1994 to     Previously filed as Exhibit
         Key Employee Stock Option Plan.        10.5.2 to Form 10-Q for the
                                                quarter ended January 11, 1995,
                                                which Exhibit is herein
                                                incorporated by reference.*


10.4     Supplemental Retirement Plan dated     Previously filed as Exhibit 10.6
         July 1, 1994.                          to Form 10-K for the year ended
                                                June 29, 1994, which Exhibit is
                                                herein incorporated by
                                                reference.*

10.5     Management Security Plan as amended
         and restated effective June 30,1982.

10.5.1   Amendment effective May 1, 1992 to
         Management Security Plan.

10.6     Senior Corporate Officer's Management
         Security Plan as amended and restated
         effective June 30,1982.

10.6.1   Amendment effective May 1, 1992 to Senior
         Corporate Officer's Management Security
         Plan.

11.1     Computation of Earnings Per Share.

21.1     Subsidiaries of Winn-Dixie Stores, Inc.

23.1     Consent of KPMG Peat Marwick LLP.


*Incorporated herein by reference as indicated.

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended June 26, 1996.


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



                                   Date       August 9, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 A. DANO DAVIS       Chairman (Principal                 August 9, 1996
(A. Dano Davis )     Executive Officer) and Director


 JAMES KUFELDT       President and Director              August 9, 1996
(James Kufeldt)


 RICHARD P. MCCOOK   Financial Vice President            August 9, 1996
(Richard P. McCook) (Principal Financial Officer)


 DAVID H. BRAGIN     Treasurer                           August 9, 1996
(David H. Bragin)   (Principal Accounting Officer)

 ROBERT D. DAVIS     Director                            August 9, 1996
(Robert D. Davis)


                     Director
(T. Wayne Davis)



 CHARLES H. MCKELLAR Director                            August 9, 1996
(Charles H. McKellar)


 RADFORD D. LOVETT   Director                            August 9, 1996
(Radford D. Lovett)


 CHARLES P. STEPHENS Director                            August 9, 1996
(Charles P. Stephens)


 ARMANDO M. CODINA   Director                            August 9, 1996
(Armando M. Codina)


 DAVID F. MILLER     Director                            August 9, 1996
(David F. Miller)


                     Director
(Carleton T. Rider)


 JULIA B. NORTH      Director                            August 9, 1996
(Julia B. North)

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
           SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA

Selected Financial Data                                                    F-1

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                F-2

Consolidated Financial Statements and Supplemental Data:

     Independent Auditors' Report                                          F-4

     Report of Management                                                  F-4

     Consolidated Statements of Earnings, Years ended
      June 26, 1996, June 28, 1995 and June 29, 1994                       F-5

     Consolidated Balance Sheets, June 26, 1996 and June 28, 1995          F-6

     Consolidated Statements of Cash Flows, Years ended
      June 26, 1996, June 28, 1995 and June 29, 1994                       F-7

     Consolidated Statements of Shareholders' Equity, Years ended
      June 26, 1996, June 28, 1995 and June 29, 1994                       F-8

     Notes to Consolidated Financial Statements                            F-9

Financial Statement Schedules:

     Independent Auditors' Report on Financial Statement Schedules         S-1

     II Consolidated Valuation and Qualifying Accounts, Years ended
        June 26, 1996, June 28, 1995 and June 29, 1994                     S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

                                                      SELECTED FINANCIAL DATA
                                                   1996    1995   1994    1993<F2>1992
Dollars in millions except per share data
Sales
 Net sales . . . . . . . . . .               $   12,955 11,788  11,082  10,832  10,337
 Percent increase. . . . . . .                      9.9    6.4     2.3     4.8     2.6
 Average annual sales per store .            $     11.0   10.0     9.6     9.4     8.7
Earnings Summary
 Gross profit. . . . . . . . .               $    3,093  2,723   2,534   2,446   2,360
  Percent of sales . . . . . .                     23.9   23.1    22.9    22.6    22.8
 LIFO charge (credit). . . . .               $       10      7      (2)      1     (11)
 Operating and administrative expenses.      $    2,803  2,462   2,270   2,197   2,137
  Percent of sales . . . . . .                     21.6   20.9    20.5    20.3    20.7
 Net earnings. .. . . . . . .                $      256    232     216     236     196
  Per Share. . . . . . . . . .               $     1.69   1.56    1.45    1.56    1.28
 Percent of net earnings to sales. . .              2.0    2.0     2.0     2.2     1.9
 Percent of net earnings to average equity.        19.9   20.3    21.2    24.6    21.9
EBITDA . . . . . . . . . . . .               $    656.9  569.3   520.2   522.9   469.9
Dividends
 Dividends paid. . . . . . . .               $    134.0  116.5   107.4   100.5    92.0
 Percent of net earnings . . .                     52.4   50.2    49.7    42.5    46.9
 Per share (present rate $0.96) .            $     .885    .78     .72     .66     .60
Common Stock (WIN)
 Total shares outstanding (000,000). .            151.7  151.1   148.4   150.0   153.8
  NYSE-Stock price range
  Common - High. . . . . . . .               $    38.38  28.94   33.88   39.88    22.32
                  Low. . . . .               $    28.06  21.32   21.75   20.82    17.32
Financial Data
 Cash flow information:
  Net cash provided by operating activities .$    559.4  416.4   436.3   213.0    338.3
  Net cash used in investing activities . . .$    390.4  381.5   214.7    81.4    216.9
  Net cash used in financing activities . . .$    167.3   35.9   212.4   128.7    109.2
 Capital expenditures, net . .               $    362.0  371.6   277.7   194.8    164.5
 Depreciation and amortization. .            $    248.3  200.9   157.4   141.1    126.9
 Working capital . . . . . . .               $    388.7  414.9   486.2   540.0    539.4
 Current ratio . . . . . . . .                      1.4    1.4     1.6     1.6      1.7
 Total assets. . . . . . . . .               $    2,649  2,472   2,145   2,058    1,966
 Obligations under capital leases. . .       $       61     78      85      87       90
 Shareholders' equity. . . . .               $    1,342  1,231   1,056     980      941
 Book value per share. . . . .               $     8.85   8.14    7.12    6.54     6.12
Stores
 In operation at year-end. . .                    1,178  1,175   1,159<F2>1,151
1,189
 Opened and acquired during year.                    61    108      60      40       35
 Closed or sold during year. .                       58     92      66      78       53
 Enlarged or remodeled during year . .              128     86      87      73       65
 New/enlarged/remodeled in last five years. .       743    654     535     475      464
  Percent to total stores in operation. . . .      63.1   55.7    46.2    41.3     39.0
 Year-end retail square footage (000,000) . .      45.7   43.8    40.7    39.0     38.6
 Average store size at year-end (000).             38.8   37.3    35.1    33.9     32.4
Other Year-end Data
 Associates (000). . . . . . .                      126    123     112     105      102
 Shareholder accounts (000). .                     56.3   44.8    39.5    41.4     42.8
 Shareholders per store. . . .                       48     38      34      36       36
Taxes
 Federal, state and local. . .            $         288    261     261     255      233
 Per share . . . . . . . . . .            $        1.90   1.75    1.75    1.68     1.52

<F1> 53 Weeks
<F2> Includes 14 stores from Bahamas consolidation


Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations.

Sales for 1996 were $13.0 billion, compared to $11.8 billion for 1995 and $11.1 billion for 1994. This reflects a 9.9%, 6.4% and 2.3% increase in sales per year for 1996, 1995 and 1994, respectively. Average weekly store sales increased 8.4%, 6.8% and 5.0% for each of the last three fiscal years, while comparable store sales increased 4.4%, 3.0% and 2.0% per year for 1996, 1995 and 1994, respectively. Fourth quarter sales were $3.0 billion, $2.9 billion and $2.6 billion for 1996, 1995 and 1994, respectively. For the fourth quarter, average store sales increased 4.5% in 1996, 9.5% in 1995 and 3.6% in 1994. Comparable store sales for the fourth quarter increased 1.7%, 3.8% and 1.4% in 1996, 1995 and 1994, respectively.

In fiscal year 1996, the Company opened and acquired 61 stores averaging 48,500 square feet, enlarged or remodeled 128 stores and closed 58 stores, averaging 29,400 square feet.

As a percent of sales, gross profit margins were 23.9%, 23.1% and 22.9% in fiscal 1996, 1995 and 1994, respectively. The increase in gross profit margins is a result of an improved inventory mix in our larger stores.
Approximately 91% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO calculations resulted in a $9.9 million pre-tax decrease in gross profit in 1996, a pre-tax decrease in gross profit of $7.3 million in 1995 and a pre-tax increase in gross profit of $2.0 million in 1994.

Operating and administrative expenses, as a percent of sales, were 21.6%, 20.9% and 20.5% in fiscal 1996, 1995 and 1994, respectively. Our major increases in operating and administrative expenses are due to a higher payroll percentage in our larger stores, advertising, insurance premiums, occupancy cost and depreciation expense.

Cash discounts and other income amounted to $118.0 million, $106.9 million and $98.1 million in 1996, 1995 and 1994, respectively. The increase in 1996 and 1995 is due to an increase in cash discounts resulting from an increase in purchases of merchandise for resale and gains from the disposal of capital assets. Gains (losses) on the sales of securities and other assets amounted to none for 1996 and 1995 compared to $(3.2) million in 1994. Investment income amounted to $0.6 million, $0.5 million and $4.0 million in fiscal 1996, 1995 and 1994, respectively.

Interest expense totaled $21.2 million, $14.3 million and $14.3 million in fiscal 1996, 1995 and 1994, respectively. Interest expense primarily reflects a computation of interest on capital lease obligations and short-term borrowings. The 1996 increase in other interest expense is due to an increase in short-term borrowings.

Earnings before income taxes were $387.3 million, $354.0 million and $348.5 million in fiscal 1996, 1995 and 1994, respectively. The 1996 increase in pre-tax earnings is primarily a result of an increase in operating income.
The 1995 increase is the result of an increase in gross profit margin from a
better inventory mix and an increase in cash discounts and other income.   The
effective income tax rates were 34.0%, 34.4% and 38.0% for fiscal 1996, 1995 and 1994, respectively.

Net earnings amounted to $255.6 million, or $1.69 per share for 1996, $232.2 million, or $1.56 per share for 1995 and $216.1 million, or $1.45 per share for 1994. The LIFO calculations decreased net earnings by $6.0 million, or $0.04 per share in 1996, decreased net earnings by $4.6 million, or $0.03 per share for 1995 and increased net earnings by $1.1 million, or $0.01 per share for 1994.



Liquidity and Capital Resources.

The Company's financial condition remains sound and strong at year end. Cash and cash equivalents amounted to $32.2 million, $30.4 million and $31.5 million
at the end of  fiscal years 1996, 1995 and 1994, respectively.   Cash provided
by operating activities amounted to $559.4 million in 1996, $416.4 million in 1995 and $436.3 million in 1994.

Net capital expenditures totaled $362.0 million, $371.6 million and $277.7 in fiscal 1996, 1995 and 1994, respectively. These expenditures were for new store locations, store enlargements and remodelings, and the expansion of warehouse facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $600 million in 1996 and projected to be $750 million in 1997. The Company has no material construction or purchase commitments outstanding as of June 26, 1996.

Working capital amounted to $388.7 million and $414.9 million at the end of fiscal years 1996 and 1995, respectively. Inventories on a FIFO (first-in, first-out) basis increased $29.4 million in 1996 and $108.0 million in 1995. The increase is primarily due to the increase in the number of stores and our store enlargement program, both in 1996 and 1995.

The Company has an authorized $300 million commercial paper program. In support of this program, or as an independent source of funds, the Company also has $340 million of short-term lines of credit. These lines of credit are available at any time during the year and are renewable on an annual basis. There were no amounts outstanding against the bank lines of credit at the end of 1996 as compared to $5.0 million at the end of 1995. There was $110.0 million in commercial paper outstanding at the end of 1996, compared to $125.0 million in commercial paper outstanding at the end of 1995. The average interest rate on the commercial paper outstanding on June 26, 1996 was 5.5% as compared to 6.1% on June 28, 1995.

Excluding capital lease obligations, the Company had no outstanding long-term debt as of June 26, 1996 or June 28, 1995.

The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company.

The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability which might result from any such proceedings will not have a material adverse effect on the Company's consolidated earnings or financial position.

Impact of Inflation.

Winn-Dixie's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.



                  INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 26, 1996 and June 28, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 26, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 26, 1996 and June 28, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 1996, in conformity with generally accepted accounting principles.

                                          KPMG  Peat Marwick LLP
                                          Certified Public Accountants
Jacksonville, Florida
July 29, 1996

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



    A. Dano Davis                         Richard P. McCook
    Chairman of the Board                 Financial Vice President
    and Principal Executive Officer       and Principal Financial Officer

              CONSOLIDATED STATEMENTS OF EARNINGS
   Years ended June 26, 1996, June 28, 1995 and June 29, 1994

                                         1996         1995          1994
                                    Amounts in thousands except per share data

Net sales                           $ 12,955,488   11,787,843    11,082,169
Cost of sales, including warehousing
 and delivery expense                  9,862,244    9,064,536     8,547,681
 Gross profit on sales                 3,093,244    2,723,307     2,534,488
Operating and administrative expenses  2,802,712    2,461,883     2,269,803
 Operating income                        290,532      261,424       264,685
Cash discounts and other income, net     118,038      106,901        98,085
                                         408,570      368,325       362,770

Interest:
 Interest on capital lease obligations     8,199      10,086         11,285
 Other interest                           13,046       4,244          2,986
Total interest                            21,245      14,330         14,271
Earnings before income taxes             387,325     353,995        348,499
Income taxes                             131,691     121,808        132,382
Net earnings                          $  255,634     232,187        216,117

Earnings per share                    $     1.69        1.56           1.45


See accompanying notes to consolidated financial statements.




                  CONSOLIDATED BALANCE SHEETS
                June 26, 1996 and June 28, 1995



                                                           1996             1995
                                                    Amounts in thousands
Assets
Current Assets:
 Cash and cash equivalents                   $             32,208         30,414
 Trade and other receivables, less allowance for
   doubtful items of $1,860,000 ($1,105,000 in 1995)      158,445        151,912
Merchandise inventories at lower of cost or market
   less LIFO reserve of $222,341,000
      ($212,485,000 in 1995)                            1,179,126      1,159,584
 Prepaid expenses                                         131,161        103,135
Total current assets                                    1,500,940      1,445,045
Investments and other assets:
 Cash surrender value of life insurance, net               55,769         41,411
 Other assets                                              70,322         58,873
  Total investments and other assets                      126,091        100,284
Deferred income taxes                                      22,732         29,025
Net property, plant and equipment                         998,849        897,823
                                                      $ 2,648,612      2,472,177

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                            $            599,297        555,551
 Short-term borrowings                                    110,000        130,000
 Reserve for insurance claims and self-insurance           61,760         59,373
 Accrued wages and salaries                                84,691         77,396
 Accrued rent                                              62,237         54,888
 Accrued expenses                                         148,715        130,285
 Current obligations under capital leases                   2,974          3,298
 Income taxes                                              42,554         19,331
  Total current liabilities                             1,112,228      1,030,122

Obligations under capital leases                           60,853         77,653
Defined benefit plan                                       34,197         28,328
Reserve for insurance claims and self-insurance            97,209        103,384
Other liabilities                                           1,829          2,098
Shareholders' equity:
Common stock of $1 par value.  Authorized
200,000,000 shares; issued 151,684,943 shares in
1996 and 151,121,974 shares in 1995                       151,685         75,561
 Retained earnings                                      1,190,611      1,155,031
  Total shareholders' equity                            1,342,296      1,230,592
Commitments and contingent liabilities (Note 10)
                                             $          2,648,612      2,472,177

See accompanying notes to consolidated financial statements.






             CONSOLIDATED STATEMENTS OF CASH FLOWS
   Years ended June 26, 1996, June 28, 1995 and June 29, 1994

                                                         1996         1995          1994
                                                           Amounts in thousands
Cash flows from operating activities:
 Net earnings                                        $  255,634      232,187      216,117
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                        248,287      200,931      157,392
   Deferred income taxes                                 (7,698)      10,360        4,414
   Defined benefit plan                                   5,869        5,476        3,398
   Reserve for insurance claims and self-insurance       (3,788)      (3,170)         624
   Change in cash from:
     Receivables                                         (6,533)      14,101       (9,264)
     Merchandise inventories                            (19,542)     (69,900)     (17,432)
     Prepaid expenses                                   (14,037)      (1,392)       1,754
     Accounts payable                                    42,199       23,474       23,616
     Income taxes                                        23,223      (10,456)      11,825
     Other current accrued expenses                      35,829       14,772       43,830
      Net cash provided by operating activities         559,443      416,383      436,274

Cash flows from investing activities:
 Purchases of property, plant and equipment, net       (361,961)    (371,563)    (277,657)
 Decrease (increase) in investments and other assets    (28,413)      (9,928)      62,938
      Net cash used in investing activities            (390,374)    (381,491)    (214,719)

Cash flows from financing activities:
 Increase (decrease) in short-term borrowings           (20,000)     120,500      (70,500)
 Payment on notes payable                                     -      (17,008)           -
 Payments on capital lease obligations                   (3,077)      (3,111)      (3,122)
 Purchase of common stock                               (51,581)     (34,896)     (39,993)
 Proceeds of sales under associates' stock purchase      40,205       15,297        2,871
 Dividends paid                                        (134,042)    (116,506)    (107,384)
 Other                                                    1,220         (205)       5,722
      Net cash used in financing activities            (167,275)     (35,929)    (212,406)

Increase (decrease)  in  cash  and cash  equivalents      1,794      ( 1,037)       9,149
Cash and cash  equivalents at the beginning of the year  30,414       31,451       22,302
Cash and cash equivalents at end of the year          $  32,208       30,414       31,451

Supplemental cash flow information:
 Interest paid                                        $  14,569       16,213       15,366
 Interest and dividends received                      $   8,049        1,510        4,059
 Income taxes paid                                    $ 114,572      121,904      115,788


See accompanying notes to consolidated financial statements.




                                    F-7

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   Years ended June 26, 1996, June 28, 1995 and June 29, 1994

                                                                    1996      1995      1994
                                                      Amounts in thousands
Common stock:
 Beginning of year                                             $    75,561    74,176    74,956
Add par value of shares issued for associates' stock purchase
  plan, acquisition and management incentive plan                    2,149     2,044        19
 Add par value of common stock issued in connection with
  2-for-1 stock split                                               75,580         -         -
 Deduct par value of common stock acquired                           1,605       659       799

 End of year                                                       151,685    75,561    74,176

Retained earnings:
 Beginning of year                                               1,155,031   981,509   905,362
 Net earnings                                                      255,634   232,187   216,117
 Deduct excess of cost over par value of common stock
  acquired                                                          49,976    34,237    39,194
 Deduct cash dividends on common stock of $0.885, $0.78
  and $0.72 per share in 1996, 1995, and 1994 respectively         134,042   116,506   107,384
 Deduct excess of cost over par value of shares issued in
  connection with 2-for-1 stock split                               75,580         -         -
 Add excess of cost over par value of shares issued for
  associates' stock purchase plan, acquisition and
  management incentive plan                                         50,172   100,962     3,792
 Add (deduct) associates' stock loans, net of payments             (14,330)   (8,839)    2,871
 Other                                                               3,702       (45)      (55)
End of year.                                                     1,190,611  1,155,031   981,509

Total shareholders' equity                                    $  1,342,296  1,230,592 1,055,685

See accompanying notes to consolidated financial statements.






                                    F-8

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Other Information.

     (a) Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal years ended 1996, 1995 and 1994 comprised 52 weeks.

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

     (e) Inventories: Inventories are stated at the lower of cost or market. The "dollar value" last-in, first-out(LIFO) method is used to determine the cost of approximately 91% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

     (f) Fair Value of Financial Instruments: The carrying amount of the short-term borrowings approximates fair value because of their short-term maturity. See Note 6(b) for information on interest rate swap agreements.

     (g) Income Taxes: Deferred tax asset s and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     (h) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000,000 for automobile and general liability and $1,000,000 for workers' compensation. Self-insurance reserves are established for property losses with a maximum annual aggregate of $5,000,000 and a $100,000 per occurrence deductible after the aggregate is obtained. The Company is insured for insurance costs in excess of these limits.

     (i) Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (j) Depreciation and Amortization: Depreciation of plant and equipment, which is stated at historical cost, is provided over the estimated useful lives by the straight-line method or by methods that produce results similar to the straight-line method. Amortization of improvements to leased premises is provided principally by the straight-line method over the periods of the leases or the estimated useful lives of the improvements, whichever is less

     (k) Store Opening and Closing Costs: The costs of opening new stores and closing of old stores are charged to earnings in the year incurred.

     (l) Earnings Per Share: The number of shares used in the calculation for 1996, 1995 and 1994 amounted to 151,577,205, 149,434,006 and
          149,288,072, respectively, which is the weighted average number of shares of common stock outstanding during each year. All share and per share amounts have been retroactively restated to reflect the 2-for-1 stock split effected on November 10,1995.

     (m) Stock-Based Compensation: During fiscal year 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FASB Statement No.123), which establishes a fair value based method of accounting for stock-based compensation plans. Prior to fiscal year 1996, the Company followed the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." The adoption of this Standard in 1996 had no material effect on the Company's financial statements (see Notes 7 and 8).

     (n) New Accounting Standard: In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the flows estimated to be generated by those assets are less than the asset's carrying amount. This
          Standard also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has historically reserved for losses related to the impairment of long-term assets. The adoption of this Standard in 1996 had no material effect on the Company's financial statements.

     (o) Reclassification: Loans to associates for the purchase of Company stock has been reclassified as a reduction of shareholders' equity rather than a current asset. Certain prior year amounts have been reclassified to conform with the presentation adopted in 1996.

2.   Accounts Receivable.

     Accounts receivable at year-end were as follows:
                                                           1996           1995
                                                          Amounts in thousands
          Trade and other receivables               $     78,698         67,183
          Construction advances                           81,607         85,834
                                                         160,305        153,017
          Less: Allowance for doubtful items.              1,860          1,105
                                                    $    158,445        151,912

3.   Inventories.

     At June 26, 1996, inventories valued by the LIFO method would have been $222,341,000 higher ($212,485,000 higher at June 28, 1995) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used for the year ended June 26, 1996, reported net earnings would have been $6,022,000 or $0.04 per share higher ($4,625,000 or $0.03 per share higher in 1995 and $1,088,000 or $0.01 per share lower in 1994).

4.   Property, Plant and Equipment.

     Property, plant and equipment consists of the following:
                                                             1996      1995
                                                          Amounts in thousands

    Land                                          $         2,459       2,441
    Buildings                                              25,962      25,368
    Furniture, fixtures, machinery and equipment        1,915,937   1,735,949
    Transportation equipment                              117,242     122,322
    Improvements to leased premises                       397,464     333,460
    Construction in progress                               49,493      44,349
                                                        2,508,557   2,263,889
    Less: Accumulated depreciation and amortization     1,553,990   1,425,601
                                                          954,567     838,288
    Leased property under capital leases, less
      accumulated amortization of $37,373,000
      ($40,779,000 in 1995)                                44,282      59,535
     Net property, plant and equipment            $       998,849     897,823


The Company had no non-cash additions to leased property for 1996 and 1995 as compared to $10.3 million for 1994.

5.   Income Taxes.

     The provision for income taxes consisted of:
                                               Current   Deferred      Total
                                                    Amounts in thousands
     1996
          Federal                          $   117,136    (7,523)     109,613
          State                                 22,251      (173)      22,078
                                           $   139,387    (7,696)     131,691

     1995
          Federal                          $    89,648     9,326       98,974
          State                                 21,800     1,034       22,834
                                           $   111,448    10,360      121,808

     1994
          Federal                          $   108,163      (217)     107,946
          State                                 19,805     4,631       24,436
                                           $   127,968     4,414      132,382

The following reconciles the above provision to the Federal statutory income tax rate:

                                                  1996      1995         1994

Federal statutory income tax rate                 35.0 %    35.0 %       35.0 %
State and local income taxes, net of
federal income tax benefits                        3.5       4.3          3.8
Other tax credits                                 (0.2)     (1.1)        (1.1)
Life insurance                                    (3.1)     (2.1)        (1.1)
Other, net                                        (1.2)     (1.7)         1.4
                                                  34.0 %    34.4 %       38.0 %

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 26, 1996, June 28, 1995 and June 29, 1994 are presented below:


                                                       1996     1995      1994
                                                         Amounts in thousands
Deferred tax assets:
  Reserve for insurance claims and self-insurance $   58,501   60,050    61,766
  Reserve for vacant store leases                     10,319    7,738    11,248
  Unearned promotional allowance                       7,568    3,642     3,909
  Reserve for accrued vacations                        9,278    8,827     8,021
  State net operating loss carry forwards              6,962    7,174     6,683
  Excess of book over tax depreciation                10,026    9,088     9,283
  Excess of book over tax rent expense                 1,133      923       902
  Excess of  book over tax retirement expense         10,750    8,046     7,127
  Uniform capitalization of inventory                  5,181    4,602     4,418
  Other, net                                          25,464   14,824    13,406
    Total gross deferred tax assets                  145,182  124,914   126,763
    Less: Valuation allowance                          6,896    6,487     6,325
    Net deferred tax assets                          138,286  118,427   120,438
Deferred tax liabilities:
  Excess of tax over book depreciation               (18,514) (16,036)   (8,811)
  Bahamas subsidiary foreign earnings                (11,506) (11,535)   (9,375)
  Other, net                                         (13,429)  (3,717)   (4,753)
    Total gross deferred tax liabilities             (43,449) (31,288)  (22,939)
Net deferred tax assets                           $   94,837   87,139    97,499


Current deferred income taxes of $72,105,000 and $58,114,000 for 1996 and 1995, respectively, are included in the prepaid expenses in the accompanying consolidated balance sheets.

The Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

6.  Financing.

    (a) Credit Arrangements: The Company has available a $300.0 million Commercial Paper Program. As of June 26, 1996, there was $110.0 million outstanding as compared to $125.0 million outstanding on June 28, 1995. The average interest rate on the commercial paper outstanding on June 26, 1996 was 5.5% as compared to 6.1% on June 28, 1995. The Company also has short-term lines of credit totaling $340.0 million. The lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of June 26, 1996, there were no amounts outstanding under these bank lines of credit, compared to $5.0 million outstanding on June 28, 1995.

     (b)Interest Rate Swap: The Company has entered into interest rate swap agreements to reduce the impact of changes in rental payments on retail locations, distribution facilities and manufacturing facilities that have a lease term of 25 years and whose primary rent expense fluctuates with the commercial paper interest rate. At June 26, 1996, the Company had outstanding four interest rate swap agreements, having a notional principal amount of $50 million each, with an investment bank. These agreements effectively change the Company's exposure on its leased real estate with floating rental payments to fixed rental payments based on a 7.7% interest rate. The interest rate swap agreements mature on June 30, 1996, 1998, 2002 and 2004. In addition, the Company has entered into two additional interest rate swap agreements, having a notional principal amount of $50 million each, that do not become effective until the termination date of the interest rate swap agreements that mature on June 30, 1996 and June 30, 1998. The Company is exposed to credit loss in the event of nonperformance by the other party to these interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterpart.

        Since current short-term interest rates at June 26, 1996, are below the 7.7% rate of these contracts, the estimated negative value of these swaps was approximately $7.5 million.

7. Common Stock.

   The Company has a stock purchase plan in effect for associates. Under the terms of the Plan, the Company may grant options to associates to purchase shares of the Company's common stock at a price not less than the greater of 85% of the fair market value at the date of grant or $1.00. During fiscal year 1996, 1,069,251 shares of common stock were sold to associates at an aggregate price of $54,531,801. There are 392,626 shares of the Company's common stock available for the grant of options under the Plan.

   Under FASB Statement No. 123, purchase discounts granted to associates are recognized as compensation cost over the vesting period. The 1996 compensation cost that has been charged against net income was $2.0 million. Under APB Opinion 25, no compensation cost was recorded in 1995 or 1994.

8. Stock Options.

   On October 7, 1992, the shareholders approved an amendment to the Company's Key Employee Stock Option Plan to increase the number of shares of common stock available for issuance to 1,000,000 shares. Under this plan adopted by the Board of Directors on June 22, 1992, options to acquire 226,000 shares of common stock were granted to key employees at an exercise price of $21.063 per share. Of the options granted, 113,000 became exercisable on June 30, 1993. The remaining 113,000 became exercisable on June 29, 1994. Options under this plan expire on December 31, 1998.

   On June 22, 1994, the Board of Directors adopted an amendment to the Company's Key Employee Stock Option Plan to increase the number of shares of common stock available for issuance to 2,000,000 shares. This amendment was approved by shareholders on October 5, 1994. Under this plan, options to acquire 466,000 shares at an exercise price of $22.438 per share were granted to key employees. Of the options granted, 233,000 shares became exercisable on June 28, 1995 and the remaining 233,000 shares are exercisable on June
   27, 1996, if earned. These options expire on January 15, 2001. Also, an additional option to acquire 8,000 shares at $27.938 was granted on June 21, 1995. This option is exercisable on June 27, 1996, if earned, and will expire on January 15, 2001.

   Changes in options under these plans during the years ended June 26, 1996, June 28, 1995 and June 29, 1994 were as follows:

                                                 Number of   Option Price
                                                  Shares         Per Share

   Outstanding - June 30, 1993                     490,000   $14.250-21.063
   Granted                                         466,000   $22.438
   Exercised                                             -          -
   Canceled                                              -          -
   Outstanding - June 29, 1994                     956,000   $14.250-22.438
   Granted                                           8,000   $27.938
   Exercised                                       (58,000)  $14.250-21.063
   Canceled                                        (30,000)  $22.438
   Outstanding - June 28, 1995                     876,000   $14.250-27.938
   Granted                                               -   $      -
   Exercised                                      (236,000)  $14.250-22.438
   Canceled                                        (10,000)  $22.438
   Outstanding - June 26, 1996                     630,000   $21.063-27.938
   Exercisable - June 26, 1996                     389,000   $21.063-22.438
   Shares available for additional grant           928,000

   Options granted under the Company's Key Employee Stock Option Plan are exercisable upon the achievement of specified operating results. The Company's adoption of FASB Statement No. 123 in fiscal 1996 did not materially impact the Company's financial statements, which historically have reflected compensation expense under APB Opinion 25.

9. Leases.

   (a) Leasing Arrangements: There were 1,432 leases in effect on store locations and other properties at June 26, 1996. Of these 1,432 leases, 52 store leases and 2 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next twenty-five years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

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

   (b) Leases: The following is an analysis of the leased property under capital leases by major classes:

                                                         Asset balances at
                                                    June 26, 1996  June 28, 1995
                                                         Amounts in thousands

   Store facilities                                   $    65,933     74,653
   Warehouses and manufacturing facilities                 15,722     25,661
                                                           81,655    100,314
   Less: Accumulated amortization                          37,373     40,779
                                                      $    44,282     59,535

   The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of June 26, 1996.

                                                          Capital   Operating
                                                         Amounts in thousands
   Fiscal Year:
          1997                                        $    11,345    265,851
          1998                                             11,140    258,856
          1999                                             10,731    254,271
          2000                                             10,539    250,010
          2001                                             10,545    243,925
          Later  years                                     77,949  2,341,514
  Total minimum lease payments                            132,249  3,614,427

  Less: Amount representing estimated taxes,
        maintenance and insurance costs included
        in total minimum lease payments                     3,707

  Net minimum lease payments                              128,542
  Less: Amount representing interest                       64,715
  Present value of net minimum lease payments          $   63,827

  Rental payments under operating leases including, where applicable, real estate taxes and other expenses are as follows:

                                               1996      1995         1994
                                                  Amounts in thousands

  Minimum rentals                        $   254,705    218,921      190,830
  Contingent rentals                           3,320      3,323        3,352
                                         $   258,025    222,244      194,182

10.  Commitments and Contingent Liabilities.

   (a) Associate Benefit Programs: The Company has noncontributory, trusteed profit sharing retirement programs which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $62,200,000, $55,250,000 and $54,225,000 in 1996, 1995 and 1994, respectively.

       In addition to providing profit sharing benefits, the Company makes group insurance available to early retirees from the time they retire until age 65 when they qualify for Medicare/Medicaid. Currently, the early retiree group constitutes 140 associates. This group of retirees bear the entire costs of this plan, which is maintained totally separate from the Company's regular group insurance plan. The Company reserves the right to modify these benefits.

   (b) Defined Benefit Plan: The Company has a Management Security Plan (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 578 qualified associates of the Company. Total MSP cost charged to operations was $4,942,000, $4,979,000 and $4,557,000 in 1996, 1995 and 1994, respectively. The projected benefit obligation at June 26, 1996 was approximately $35,146,000. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 1996, 1995 and 1994.

       Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $154,438,000 and $141,416,000 at June 26, 1996 and June 28, 1995, respectively.

       The Company holds life insurance on a broad-based group of qualified associates. These insurance policies are shown on the balance sheet at their cash surrender value, net of policy loans aggregating $459,583,000 at June 26, 1996 and $367,423,000 at June 28, 1995.

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

11. Related Party Transactions.

    The Company is self-insured for purposes of employee group life, medical, accident and sickness insurance, with American Heritage Life Insurance Company, a related party, providing administrative services and expenses for medical and accident claims. American Heritage Life Insurance Company also financed the development and expansion of certain retail stores. Total payments aggregating $25,001,000, $13,442,000 and $15,109,000 were made in
    1996, 1995 and 1994, respectively.

12. Quarterly Results of Operations (Unaudited).

    The following is a summary of the unaudited quarterly results of operations for the years ended June 26, 1996, June 28, 1995 and June 29, 1994:


                                                               Quarters Ended
                                          Sept. 20        Jan. 10          April 3        June 26
            1996                         (12 Weeks)      (16 Weeks)       (12 Weeks)     (12 Weeks)
                                                 Dollars in thousands except per share data

   Net sales                           $   2,934,958     3,972,563        3,035,323      3,012,644
   Gross profit on sales               $     677,559       946,312          742,820        726,553
   Net earnings                        $      45,877        72,460           63,252         74,045
   Earnings per share                  $        0.30          0.48             0.42           0.49
   Net LIFO charge (credit)            $       3,666         2,444            1,833         (1,921)
   Net LIFO charge (credit) per share  $        0.03          0.01             0.01          (0.01)
   Dividends per share                 $       0.140         0.295            0.225          0.225
   Market price range                  $ 30.50-28.06   37.50-29.69      38.38-33.63    35.63-31.88


                                                                Quarters Ended
                                          Sept. 21        Jan. 11          April 5        June 28
            1995                         (12 Weeks)     (16 Weeks)        (12 Weeks)     (12 Weeks)
                                                 Dollars in thousands except per share data

   Net sales                           $   2,590,364     3,537,824        2,775,842      2,883,813
   Gross profit on sales               $     590,546       809,912          642,018        680,831
   Net earnings                        $      40,045        67,472           56,936         67,734
   Earnings per share.                 $        0.27          0.45             0.38           0.45
   Net LIFO charge (credit)            $       1,690         2,253            2,816         (2,134)
   Net LIFO charge (credit) per share  $        0.01          0.01             0.02          (0.01)
   Dividends per share                 $        0.13          0.26            0.195          0.195
   Market price range                  $ 26.82-21.32   27.25-24.50      28.57-25.94    28.94-27.32


                                                                Quarters Ended
                                          Sept. 22        Jan. 12          April 6        June 29
             1994                        (12 Weeks)      (16 Weeks)       (12 Weeks)     (12 Weeks)
                                                 Dollars in thousands except per share data

   Net sales                           $   2,464,440     3,380,986        2,651,491      2,585,252
   Gross profit on sales               $     556,085       766,461          603,914        608.028
   Net earnings                        $      35,951        63,781           52,032         64,353
   Earnings per share                  $        0.24          0.42             0.35           0.44
   Net LIFO charge (credit)            $       1,690         2,253            1,690         (6,721)
   Net LIFO charge (credit) per share  $        0.01          0.01             0.01          (0.04)
   Dividends per share                 $        0.12          0.24             0.18           0.18
   Market price range                  $ 33.88-28.00   30.19-24.50      29.19-24.13    26.13-21.75

    During 1996, 1995 and 1994, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.2% to 0.8%, 1.6% to 0.6% and 1.0% to (0.1)%, respectively.

                                    Fourth Quarter Results of Operations

                                     June 26, 1996  June 28, 1995  June 29, 1994
                                       (12 weeks)     (12 weeks)     (12 weeks)

                                                  Amounts in thousands
    Net sales                          $  3,012,644     2,883,813     2,585,252
    Cost of sales                         2,286,091     2,202,982     1,977,224
    Gross profit on sales                   726,553       680,831       608,028
    Operating and administrative expenses   647,429       607,460       522,057
    Operating income                         79,124        73,371        85,971
    Cash discounts and other income, net     30,473        25,749        19,166
    Interest expense                         (1,640)       (2,083)       (1,411)
    Earnings before income taxes            107,957        97,037       103,726
    Income taxes                             33,912        29,303        39,373
    Net earnings                       $     74,045        67,734        64,353


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

                  INDEPENDENT AUDITORS' REPORT
                ON FINANCIAL STATEMENT SCHEDULES



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of July 29, 1996, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 26, 1996 and June 28, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 26, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index on page 12 of the annual report on Form 10-K for the year 1996. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        KPMG Peat Marwick LLP
                                        Certified Public Accountants



Jacksonville, Florida
July 29, 1996

                                                       Schedule II


            WINN-DIXIE STORES, INC. AND SUBSIDIARIES
         Consolidated Valuation and Qualifying Accounts
   Years Ended June 26, 1996, June 28, 1995 and June 29, 1994
                     (Amounts in thousands)


                                   Balance at   Additions   Deductions   Balance
                                    beginning   charged to    from        at end
Description                          of year      income     reserves    of year

Year ended June 26, 1996:
Reserves deducted from assets
                to which they apply:
 Allowance for doubtful receivables  $  1,105     20,150       19,395      1,860

Reserves not deducted from assets:
 Reserves for insurance claims
        and self-insurance:
  -Current                           $ 59,373     85,744       83,357     61,760
  -Noncurrent                         103,384      2,039        8,214     97,209
                                     $162,757     87,783       91,571    158,969




Year ended June 28, 1995:
Reserves deducted from assets to
                   which they apply:
 Allowance for doubtful receivables  $    834     12,783       12,512      1,105

Reserves not deducted from assets:
 Reserves for insurance claims
        and self-insurance:
  -Current                           $ 60,510     81,323       82,460     59,373
  -Noncurrent                         105,417          -        2,033    103,384
                                     $165,927     81,323       84,493    162,757




Year ended June 29, 1994:
Reserves deducted from assets to
                   which they apply:
 Allowance for doubtful receivables  $    732     12,126       12,024        834

Reserves not deducted from assets:
 Reserves for insurance claims
                 and self-insurance:
  -Current                           $ 65,134     77,488       82,112     60,510
  -Noncurrent                         100,169      5,248            -    105,417
                                     $165,303     82,736       82,112    165,927