Form 10-Q
period 1996-09-18
WINN DIXIE STORES INC
filed 1996-10-10
CIK 107681

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      _____________________

                            FORM 10-Q


 (Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES  EXCHANGE ACT OF 1934
               For the quarterly period ended September 18, 1996


                                 OR


 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________________ to ____________________

                   Commission File Number 1-3657

                       ______________________

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

      As of October 7, 1996, there were 151,172,330 shares outstanding of the registrant's common stock, $1 par value.

                     WINN-DIXIE STORES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS

                  Part I:  Financial Information

                                                                    Page

 Condensed Consolidated Statements of Earnings
      (Unaudited), For the 12 Weeks Ended
      September 18, 1996 and September 20, 1995                            1

 Condensed Consolidated Balance Sheets (Unaudited),
      September 18, 1996 and June 26, 1996                                 2

 Condensed Consolidated Statements of Cash Flows
      (Unaudited), For the 12 Weeks Ended
      September 18, 1996 and September 20, 1995                            3

 Notes to Condensed Consolidated Financial Statements
      (Unaudited)                                                          4
 Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                5-7


                   Part II:  Other Information

 Item 4.   Submission of Matters to a Vote of Security Holders           8-9

 Item 6.  Exhibits and Reports on Form 8-K                                 9

 Signatures                                                               10

 Computation of Earnings Per Share                              Exhibit 11.1

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
            Amounts in thousands except per share data


                                           For the 12 Weeks Ended
                                             Sept. 18, 1996 Sept. 20, 1995

 Net sales                            $           2,985,702      2,934,958

 Cost of sales                                    2,244,979      2,257,399
                                                  ---------      ---------
 Gross profit                                       740,723        677,559

 Operating & administrative expenses                689,129        626,636
                                                   ----------     ---------
 Operating income                                    51,594         50,923

 Cash discounts & other income                       26,384         27,931

 Interest expense                                    (4,489)        (8,274)
                                                  ---------      ---------
 Earnings before income taxes                        73,489         70,580

 Provision for income taxes                          26,456         24,703
                                                  ---------      ---------
 Net earnings                         $              47,033         45,877
                                                  =========      =========
 Earnings per share                   $                0.31           0.30
                                                  =========      =========
 Dividends per share                  $                0.16           0.14
                                                  =========      =========

 See accompanying notes to Condensed Consolidated Financial Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        Amounts in thousands


 ASSETS                                      Sept. 18, 1996  June 26, 1996

 Cash and cash equivalents                     $     47,608         32,208
 Trade and other receivables                        148,623        158,445
 Merchandise inventories less LIFO reserve
  of $228,341 ($222,341 at June 26, 1996)         1,225,007      1,179,126
 Prepaid expenses                                   101,685        131,161
                                                  ---------      ---------
  Total current assets                            1,522,923      1,500,940
                                                  ----------      ---------
 Investments and other assets                       135,076        126,091
 Deferred income taxes                               21,592         22,732
 Net property, plant and equipment                1,031,103        998,849
                                                  ---------      ---------
 Total assets                                  $  2,710,694      2,648,612
                                                  =========      =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                              $    570,370        599,297
 Short-term borrowings                              180,000        110,000
 Reserve for insurance claims and self-insurance     54,108         61,760
 Accrued wages and salaries                          83,107         84,691
 Accrued rent                                        67,027         62,237
 Accrued expenses                                   151,034        148,715
 Current obligations under capital leases             3,568          2,974
 Income taxes                                        60,464         42,554
                                                  ---------       --------
 Total current liabilities                        1,169,678      1,112,228
                                                  ---------      ---------
 Obligations under capital leases                    60,259         60,853
 Defined benefit plan                                35,597         34,197
 Reserve for insurance claims and self-insurance     99,459         97,209
 Other liabilities                                    1,782          1,829
 Shareholders' equity:
  Common stock                                      151,317        151,685
  Retained earnings                               1,192,602      1,190,611
                                                  ---------      ---------
  Total shareholders' equity                      1,343,919      1,342,296
                                                  ---------      ---------
 Total liabilities and shareholders' equity  $    2,710,694      2,648,612
                                                  =========      =========

 See accompanying notes to Condensed Consolidated Financial Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       Amounts in thousands
                                                 For the 12 Weeks Ended
FISCAL YEAR-TO-DATE                          Sept. 18, 1996  Sept. 20, 1995
 Cash flows from operating activities:
  Net earnings                                  $    47,033         45,877
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                    62,935         52,875
    Deferred income taxes                            (1,736)         2,525
    Defined benefit plan                              1,400          1,250
    Reserve for insurance claims and self-insurance  (5,402)         5,762
    Change in cash from:
      Receivables                                     9,823         17,048
      Merchandise inventories                       (45,880)       (11,786)
      Prepaid expenses                               30,616         19,345
      Accounts payable                              (28,627)       (36,288)
      Income taxes                                   19,646         27,807
      Other current accrued expenses                  5,846        (34,810)
                                                    -------        -------
       Net cash provided by operating activities     95,654         89,605
                                                    -------        -------
 Cash flows from investing activities:
Purchases of property, plant and equipment, net     (95,189)       (76,628)
  Increase in investments and other assets           (8,985)        (2,289)
                                                    -------        -------
       Net cash used in investing activities       (104,174)       (78,917)
                                                    -------        -------
 Cash flows from financing activities:
  Increase in short-term borrowings                  70,000         27,000
  Payments on capital lease obligations                (622)        (2,128)
  Purchase of common stock                          (17,208)       (14,302)
  Proceeds of sales under associates' stock
   purchase plan                                      3,198          1,553
  Dividends paid                                    (24,228)       (21,158)
  Other                                              (7,220)        (6,294)
                                                    -------        -------
       Net cash provided by (used in)
        financing activities                         23,920        (15,329)
                                                    -------        -------
 Increase (decrease) in cash and cash equivalents    15,400         (4,641)
 Cash and cash equivalents at beginning of year      32,208         30,414
                                                    -------        -------
 Cash and cash equivalents at end of period      $   47,608         25,773
                                                    =======        =======
 Supplemental cash flow information:
  Interest paid                        $              2,795          2,022
  Interest and dividends received      $                290          4,038
  Income taxes paid                    $              8,825            493
                                                    =======        =======
 See accompanying notes to Condensed Consolidated Financial Statements.
                                   Page 3

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

 (A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 1996 Form 10-K Annual Report of the Company. The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands.

 (B) Merchandise inventories are stated at the lower of cost or market, approximately 91% of which are valued under the LIFO method.

 (C) Results for the quarter reflect a pretax LIFO inventory charge of $6.0 million in 1996 and $6.0 million in 1995. If the FIFO method had been used, current quarter net earnings would have been $50.7 million or $0.33 per share as compared with net earnings of $49.5 million or $0.33 per share in the previous year.

 (D) The Company has an authorized $300 million Commercial Paper program and short-term lines of credit totaling $330 million. On September 18, 1996, there was $180.0 million in commercial paper and no amounts from bank lines of credit outstanding as compared to $110.0 million in commercial paper and no amounts from bank lines of credit outstanding on June 26, 1996.

 (E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal year 1997 is 36% as compared to 35% in 1996.

 (F) On October 4, 1995, the Board of Directors approved a 2-for-1 stock split, effective November 30,1995, for shareholders of record on November 10, 1995. All per share data have been adjusted to reflect the stock split on a retroactive basis.

 (G) Litigation: There are pending against the Company various claims and lawsuit s arising in the normal course of business, including suits charging violations of certain civil rights laws. In addition, the Company is a party to various proceedings arising under federal, state or local regulations protecting the environment. Management is of the opinion that any liability which might result from any such claim, lawsuit
     or proceeding will not have a material adverse effect on the Company's consolidated earnings or financial position.

 (H) Reclassification: Certain prior year amounts have been reclassified to conform with the presentation adopted in 1996.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

 Results of Operations

 Sales for the first quarter totaled $3.0 billion, up $50.7 million, or 1.7% over the previous year. For the first quarter, average store sales increased 1.5% and identical store sales decreased 1.1%.

 During the quarter, the Company opened 18 new stores, averaging 50,100 square feet, closed 18 older stores averaging 28,400 square feet and enlarged or remodeled 24 store locations, having 1,178 locations in operation on September 18, 1996, compared to 1,176 last year. As of September 18,
 1996, retail space totaled 46.2 million square feet, a 4.6% increase over the prior year. There are 59 new stores and 52 store enlargements or remodels under construction.

 Gross profit increased $63.2 million for the quarter. As a percent to sales, gross profit for the current quarter was 24.8%, compared to 23.1% in the previous year. The increase in gross profit margins is a result of an improved inventory mix in our larger stores.

 Operating and administrative expenses increased $62.5 million for the current quarter. As a percent to sales, operating and administrative expenses for the current quarter were 23.1%, compared to 21.4% last year. Our increase in operating and administrative expense is due to a higher payroll percentage in our larger stores, advertising, insurance premiums, occupancy cost and depreciation expense.

 Cash discounts and other income totaled $26.4 million for the first quarter, compared to $27.9 million last year. The decrease in cash discounts and other income is a result of a decrease in interest income.
 Investment income for the current quarter totaled $0.1 million compared to $0.1 million last year.

 Interest expense totaled $4.5 million for the current quarter compared to $8.3 million for the comparable period last year. The decrease in interest expense for the quarter is related to capital leases.

 Earnings before income taxes were $73.5 million for the current quarter compared to $70.6 million in the previous year. The increase in pre-tax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 36% for the current year and 35% for the previous year. This rate is expected to approximate the effective rate for the full 1997 fiscal year.

 Net earnings amounted to $47.0 million, or $0.31 per share for the current quarter compared to $45.9 million, or $0.30 per share for the comparable period last year. The LIFO charge reduced net earnings by $3.7 million, or $0.02 per share for the current quarter compared to $3.7 million, or $0.03 per share in the previous year.

 Liquidity and Capital Resources

 The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $47.6 million at September 18, 1996, compared to $25.8 million at September 20, 1995. Net cash provided by operating activities amounted to $95.7 million for the 12 weeks ended September 18, 1996, compared to $89.6 million for the comparable period last year.
 Capital expenditures totaled $95.2 million compared to $76.6 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $750 million in 1997. The Company has no material construction or purchase commitments outstanding as of September 18, 1996.

 Working capital amounted to $353.2 million at September 18, 1996, compared to $388.7 million at June 26, 1996.

 The Company has an authorized $300 million Commercial Paper program. In addition, the Company has $330 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of September 18, 1996, $180.0 million of commercial paper was outstanding as compared to $110.0 million on June 26, 1996. The average interest rate on the commercial paper outstanding on September 18, 1996 was 5.5% as compared to 5.5% on June 26, 1996. The Company had no short-term borrowings against bank lines of credit as of September 18, 1996 or June 26, 1996.

 Excluding capital leases, the Company had no outstanding long-term debt as of either September 18, 1996 or June 26, 1996.

 The Company's cash flow from operations and available credit facilities are considered adequate to fund the short-term and long-term capital needs of the Company.

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

      (a) The 1996 Annual Meeting of Shareholders of the Company took place on October 2, 1996.

      (b)  Four matters were voted on at the meeting:

        1. The election of three (3) Class III Directors for terms expiring in 1999;

        2. Approval of the material terms of the incentive compensation performance goals provided in the Company's Annual Incentive Plan, Performance Unit Plan, Restricted Stock Plan and Key Employee Stock Option Plan.

        3. Approval and ratification of an amendment to the Revised
           Winn-Dixie Stock Purchase Plan for Employees so as to make available for sale thereunder an additional 2,000,000 shares of the Company's Common Stock, to clarify that the maximum number of shares of the Company's Common Stock available under such Plan shall be correspondingly increased if the Company's Common Stock is split up, divided or otherwise reclassified into a greater number of shares and to reapprove and to readopt such Plan, as so amended;

        4. And for ratification of the appointment by the Board of Directors of the Company of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 27, 1996.

      With respect to the election of Directors, the votes were as follows:

       Class III, for terms expiring in 1999      Shares for   Shares Withheld

           Armando M. Codina                      127,679,785       1,526,559
           Radford D. Lovett                      127,923,476       1,282,868
           Julia B. North                         127,928,509       1,277,835

With respect to approval for the material terms of the incentive compensation
performance   goals provided in the Company's Annual Incentive Plan,
Performance Unit Plan, Restricted  Stock Plan and Key Employee Stock
Option Plan, the vote was: 126,441,674 shares for; 1,891,879 shares against; 872,791 shares abstain. There were zero broker non-votes.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

       Part II  -  Other Information


 Item 4.    Submission of Matters to a Vote of Security Holders, continued

      With respect to approval and ratification of amendment to the Revised Winn-Dixie Stock Purchase Plan for Employees so as to make available for sale thereunder an additional 2,000,000 shares of the Company's Common Stock, to clarify that the maximum number of shares of the Company's Common Stock available under such Plan shall be correspondingly increased if the Company's Common Stock is split up, divided or otherwise reclassified into a greater number of shares and to reapprove and to readopt such Plan, as so amended, the vote was: 127,720,364 shares
      for; 907,812 shares against; 578,168 shares abstain. There were zero broker non-votes.

      With respect to the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 27, 1996, the vote was:
     128,426,725 shares for; 272,423 shares against; 507,196 shares abstain. There were zero broker non-votes.


 Item 6.     Exhibits and Reports on Form 8-K

 Exhibits

 11.1 Computation of Earnings Per Share

 Report on Form 8-K

 There were no reports on Form 8-K filed for the quarter ended September 18, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WINN-DIXIE STORES, INC.


 Date: October 9, 1996                        RICHARD P. MCCOOK
                                              Richard P. McCook
                                           Financial Vice President and
                                            Principal Financial Officer


 Date: October 9, 1996                           DAVID H. BRAGIN
                                                David H. Bragin
                                              Corporate Treasurer and
                                           Principal Accounting Officer