Form 10-Q
period 1997-01-08
WINN DIXIE STORES INC
filed 1997-01-29
CIK 107681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                     _____________________

                           FORM 10-Q



(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 8, 1997



                                OR



[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to____________________

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

     As of January 23, 1997, there were 150,124,492 shares outstanding of the registrant's common stock, $1 par value.

                    WINN-DIXIE STORES, INC.

                           FORM 10-Q

                       TABLE OF CONTENTS

                 Part I:  Financial Information

                                                                        Page

Condensed Consolidated Statements of Earnings
  (Unaudited), For the 16 and 28 Weeks Ended
  January 8, 1997 and January 10, 1996                                    1

Condensed Consolidated Balance Sheets (Unaudited),
  January 8, 1997 and June 26, 1996                                       2

Condensed Consolidated Statements of Cash Flows
  (Unaudited), For the 28 Weeks Ended
  January 8, 1997 and January 10, 1996                                    3

Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                                             4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    5-7


                  Part II:  Other Information


Item 5.  Other Information                                               8

Item 6.   Exhibits and Reports on Form 8-K                               8

Signatures                                                               9

Computation of Earnings Per Share                             Exhibit 11.1

   WINN-DIXIE STORES, INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          Amounts in thousands except per share data


                                              For the 16 Weeks Ended
         MOST RECENT QUARTER             Jan. 8, 1997    Jan. 10, 1996

Net sales                             $     4,057,174      3,972,563
Cost of sales                               3,067,855      3,026,251
                                           ----------     ----------
Gross profit                                  989,319        946,312
Operating & administrative expenses           943,392        862,700
                                           ----------     ----------
Operating income                               45,927         83,612
Cash discounts & other income                  35,786         34,431
Interest expense                               (7,202)        (6,566)
                                           ----------     ----------
Earnings before income taxes                   74,511        111,477
Provision for income taxes                     26,824         39,017
                                           ----------     ----------
Net earnings                          $        47,687         72,460
                                           ==========     ==========
Earnings per share                    $         0.32           0.48
                                           ==========     ==========
Dividends per share                   $         0.320          0.295
                                           ==========     ==========


                                             For the 28 Weeks Ended
         FISCAL YEAR-TO-DATE              Jan. 8, 1997  Jan. 10, 1996


Net sales                             $      7,042,876      6,907,521
Cost of sales                                5,312,834      5,283,650
                                           -----------    -----------
Gross profit                                 1,730,042      1,623,871
Operating & administrative expenses          1,632,521      1,489,336
                                           -----------    -----------
Operating income                                97,521        134,535
Cash discounts & other income                   62,170         62,362
Interest expense                               (11,691)       (14,840)
                                           -----------    -----------
Earnings before income taxes                   148,000        182,057
Provision for income taxes                      53,280         63,720
                                           -----------     ----------
Net earnings                          $         94,720        118,337
                                           ===========     ==========
Earnings per share                    $          0.63           0.78
                                           ===========     ==========
Dividends per share                   $          0.480          0.435
                                           ===========     ==========

See accompanying notes to Condensed Consolidated Financial Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       Amounts in thousands


ASSETS                                       Jan. 8, 1997      June 26, 1996

Cash and cash equivalents          $             28,661              32,208
Trade and other receivables                     135,015             158,445
Merchandise inventories less LIFO reserve
 of $234,341 ($222,341 at June 26, 1996)      1,280,076           1,179,126
Prepaid expenses                                102,288             131,161
                                             ----------          ----------
 Total current assets                         1,546,040           1,500,940

Investments and other assets                    147,978             126,091
Deferred income taxes                            20,073              22,732
Net property, plant and equipment             1,078,475             998,849
                                             ----------          ----------
Total assets                       $          2,792,566           2,648,612
                                             ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                   $            584,787             599,297
Short-term borrowings                           270,500             110,000
Reserve for insurance claims and self-insurance  55,795              61,760
Accrued wages and salaries                       97,429              84,691
Accrued rent                                     65,000              62,237
Accrued expenses                                172,731             148,715
Current obligations under capital leases          4,360               2,974
Income taxes                                     18,475              42,554
                                              ---------          ----------
 Total current liabilities                    1,269,077           1,112,228

Obligations under capital leases                 59,466              60,853
Defined benefit plan                             37,689              34,197
Reserve for insurance claims and self-insurance 102,459              97,209
Other liabilities                                 1,811               1,829
Shareholders' equity:
 Common stock                                   150,134             151,685
 Retained earnings                            1,171,930           1,190,611
                                             ----------          ----------
 Total shareholders' equity                   1,322,064           1,342,296
                                             ----------          ----------
Total liabilities and shareholders' equity $  2,792,566           2,648,612
                                             ==========          ==========

See accompanying notes to Condensed Consolidated Financial Statements.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Amounts in thousands
                                              For the 28 Weeks Ended
         FISCAL YEAR-TO-DATE                Jan. 8, 1997     Jan. 10, 1996

Cash flows from operating activities:


 Net earnings                          $          94,720          118,337
 Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization                  150,271         124,167
   Deferred income taxes                           (4,051)          5,892
   Defined benefit plan                             3,492           2,927
   Reserve for insurance claims and self-insurance   (715)         (7,350)
   Change in cash from:

     Receivables                                   23,430          19,646
     Merchandise inventories                     (100,950)       (109,745)
     Prepaid expenses                              31,532           4,933
     Accounts payable                             (13,810)         30,049
     Income taxes                                 (20,028)          5,143
     Other current accrued expenses                40,267          26,293
                                                 --------        --------
      Net cash provided by operating activities   204,158         220,292
                                                 --------        --------
Cash flows from investing activities:
 Purchases of property, plant and equipment, net (229,898)       (190,256)
 Increase in investments and other assets         (21,887)        (12,304)
                                                 ---------       ---------
      Net cash used in investing activities      (251,785)       (202,560)
                                                 ---------       ---------
Cash flows from financing activities:
      Increase in short-term borrowings           160,500          70,000
 Payments on capital lease obligations             (1,450)         (1,473)
 Purchase of common stock                         (56,276)        (17,209)
 Proceeds of sales under associates' stock
     purchase plan                                   7,224         35,120
 Dividends paid                                    (72,291)       (65,471)
 Other                                               6,373         (7,873)
                                                  --------       --------
      Net cash provided by financing activities     44,080         13,094
                                                  --------       --------
Increase (decrease) in cash and cash equivalents    (3,547)        30,826
Cash and cash equivalents at beginning of year      32,208         30,414
                                                  --------       --------
Cash and cash equivalents at end of period      $   28,661         61,240
                                                 =========        =======
Supplemental cash flow information:
   Interest paid                                $    7,425         14,325
 Interest and dividends received                $      725          6,938
 Income taxes paid                              $   77,637         57,576

See accompanying notes to Condensed Consolidated Financial Statements.
                                  Page 3
PAGE

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


(A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and financial position for the q uarters shown. These condensed financial statements should be read in conjunction with the fiscal 1996 Form 10-K Annual Report of the Company. The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Merchandise inventories are stated at the lower of cost or market, approximately 91% of which are valued under the LIFO method.

(C) Results for the quarter reflect a pretax LIFO inventory charge of $6.0 million in 1997 and $4.0 million in 1996. The cumulative current year charge is $12.0 million as compared with $10.0 million in 1996. If the FIFO method had been used, current quarter net earnings would have been $51.4 million or $0.34 per share as compared with net earnings of $74.9 million or $0.49 per share in the previous year. The cumulative year net earnings would have been $102.1 million, or $0.68 per share as compared with $124.4 million, or $0.82 per share.

(D) The Company has an authorized $300 million Commercial Paper Program and short-term lines of credit totaling $340 million. On January 8, 1997, there was $260.0 million in commercial paper and $10.5 million in bank lines of credit outstanding as compared to $110.0 million in commercial paper and no amounts from bank lines of credit outstanding on June 26, 1996.

(E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate used for fiscal year 1997 is 36% as compared to 35% in 1996.

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

 (G) Reclassification: Certain prior year amounts have been reclassified to conform with the presentation adopted in 1996.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales for the current quarter were $4.1 billion, an $84.6 million increase, or 2.1% over the comparable quarter ended January 10, 1996. Year-to-date, sales were $7.0 billion, a $135.4 million increase over the comparable period last year. Sales increases resulted primarily from an increase in average store sales. Average store sales increased 1.9% for the quarter and 1.8% year-to-date. Identical store sales decreased 0.6 % for the quarter and 0.8% year-to-date.

The Company opened 45 new stores, averaging 50,300 square feet, enlarged or remodeled 50 stores, and closed 44 older stores, averaging 29,500 square feet. As of January 8, 1997, retail space totaled 47.0 million square feet. The Company has 1,179 stores in operation compared with 1,180 stores last year. Of the 1,179 stores, 859, or 72.9%, are larger than 35,000 square feet. Currently, 63 new stores are under construction. The Company plans to open 90 new stores and will enlarge or remodel 80 existing stores in the current fiscal year.

Gross profit increased $43.0 million for the quarter and $106.2 million, year-to-date. As a percent to sales, gross profit for the current quarter was 24.4%, compared to 23.8% in the previous year. Year-to-date, gross profit as a percent to sales was 24.6% in the current year, compared to 23.5% in the previous year. The increase in gross profit margins is a result of an improved inventory mix in our larger stores.

Operating and administrative expenses increased $80.7 million for the current quarter and $143.2 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 23.3%, compared to 21.7% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 23.2% for the current year and 21.6% for the previous year. Our increase in operating and administrative expense is due to a higher payroll percentage in our larger stores, occupancy cost and depreciation expense.

Cash discounts and other income totaled $35.8 million in the second quarter, compared to $34.4 million for the same quarter last year. Year-to-date, cash discounts and other income totaled $62.2 million compared to $62.4 million last year. Investment income for the current quarter totaled $0.1 million compared to $1.0 million last year. Year-to-date, investment income totaled $0.3 million for the current year, compared to $1.1 million in the previous year. The decrease in investment income is a result of a decrease in funds available for investment.

Interest expense totaled $7.2 million for the current quarter compared to $6.6 million for the comparable period last year. Year-to-date, interest expense totaled $11.7 million for the current year compared to $14.8 million in the previous year. The decrease in interest expense for the year is related to the reduction in the obligations under capital leases.

Earnings before income taxes were $74.5 million for the current quarter compared to $111.5 million in the previous year. Year-to-date, earnings before income taxes were $148.0 million in the current year and $182.1 million in the previous year. The decrease in pretax earnings is primarily a result of the increase in operating expenses as previously mentioned. Income taxes have been accrued at an effective rate of 36% for the current year and 35% for the previous year. This rate is expected to approximate the effective rate for the full 1997 fiscal year.

Net earnings amounted to $47.7 million, or $0.32 per share, for the current quarter compared to $72.5 million, or $0.48 per share for the comparable period last year. Year-to-date, net earnings amounted to $94.7 million, or $0.63 per share, compared to $118.3 million, or $0.78 per share, for the previous year. The LIFO charge reduced net earnings by $3.7 million, or $0.02 per share, for the current quarter compared to $2.4 million, or $0.01 per share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $7.3 million, or $0.05 per share, compared to $6.1 million, or $0.04 per share, in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $28.7 million at January 8, 1997, compared to $61.2 million at January 10, 1996. The reduction in cash and cash equivalents is a reduction of cash equivalents which consist of highly liquid investments with a maturity of three months or less. These funds were used for payment of additional taxes and the repurchase of common stock. Net cash provided by operating activities amounted to $204.2 million for the 28 weeks ended January 8, 1997 compared to $220.3 million for the comparable period last year. The decrease in net cash provided by operating activities is primary a result of a decrease in net earnings as previously explained. Capital expenditures totaled $229.9 million compared to $190.3 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $750 million in 1997. The Company has no material construction or purchase commitments outstanding as of January 8, 1997.

Working capital amounted to $277.0 million at January 8, 1997 compared to $388.7 million at June 26, 1996. The decrease in working capital reflects an increase in short-term borrowings to fund our facilities improvement program and the repurchase of the Company's common stock.

The Company has an authorized $300 million Commercial Paper Program. In addition, the Company has $340 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of January 8, 1997, $260.0 million of commercial paper was outstanding as compared to $110.0 million on June 26, 1996. The average interest rate on the commercial paper outstanding on January 8, 1997 was 5.4%, as compared to 5.5% on June 26, 1996. Short-term borrowings against our bank lines of credit were $10.5 million as of January 8, 1997 as compared to none on June 26, 1996.

Excluding capital leases, the Company had no outstanding long-term debt as of either January 8,1997 or June 26, 1996.

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


Item 5.   Other Information

     Mr. Edward T. Walters, Senior Vice President of the Company and Regional Director, retired after 38 years of service. Mr. Ronald A. Sevin, Vice President of the Company and President of the Tampa Division, was elected a Senior Vice President of the Company and Regional Director.
Mr. Mark A. Sellers, Vice President of the Company and Director of Produce and Floral Operations, was promoted to President of the Tampa Division. Mr. Daniel J. Richardson, Retail Operations Superintendent of the Montgomery Division, was promoted to Director of Produce and Floral Operations.

     Mr. Ronald D. Buday, Vice President of the Company and President of the Orlando Division, passed away on November 14, 1996. Mr. Daniel G. Lafever, Vice President of the Company and President of the Midwest Division, returned to the Orlando Division as President. Mr. James A. Schlosser, Retail Operations Superintendent of the Midwest Division, was elected a Vice President of the Company and President of the Midwest Division.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

11.1 Computation of Earnings Per Share

Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended January 8, 1997.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WINN-DIXIE STORES, INC.


Date: January 28, 1997                RICHARD P. MC COOK
                                        Richard P. McCook
                                    Financial Vice President and
                                      Principal Financial Officer


Date: January 28, 1997                     DAVID H. BRAGIN
                                         David H. Bragin
                                        Corporate Treasurer and
                                    Principal Accounting Officer