Form 10-Q
period 1997-04-02
WINN DIXIE STORES INC
filed 1997-04-21
CIK 107681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                     _____________________

                           FORM 10-Q



(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended April 2, 1997

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

      As of April 15, 1997, there were 149,004,143 shares outstanding of the registrant's common stock, $1 par value.

                    WINN-DIXIE STORES, INC.

                           FORM 10-Q

                       TABLE OF CONTENTS

                 Part I:  Financial Information


                                                                     Page
Condensed Consolidated Statements of Earnings
  (Unaudited), For the 12 and 40 Weeks Ended
  April 2, 1997 and April 3, 1996                                       1
Condensed Consolidated Balance Sheets (Unaudited),
  April 2,1997 and June 26, 1996                                        2

Condensed Consolidated Statements of Cash Flows
  (Unaudited), For the 40 Weeks Ended
  April 2, 1997 and April 3, 1996                                       3

Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                                           4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 5-7

                   Part II:  Other Information

Item 5.  Other Information                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

Signatures                                                              8

Computation of Earnings Per Share                            Exhibit 11.1

                     WINN-DIXIE STORES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     Amounts in thousands except per share data

                                              For the 12 Weeks Ended

         MOST RECENT QUARTER                April 2, 1997    April 3,1996

Net sales                          $           3,114,029        3,035,323
Cost of sales                                  2,323,771        2,292,503
                                               ---------        ---------
Gross profit                                     790,258          742,820
Operating & administrative expenses              722,288          665,947
                                               ---------        ---------
Operating income                                  67,970           76,873
Cash discounts & other income                     27,308           25,203
Interest expense                                  (5,681)          (4,765)
                                                ---------        ---------
Earnings before income taxes                      89,597           97,311
Provision for income taxes                        32,254           34,059
                                               ---------         --------
Net earnings                       $              57,343           63,252
                                               =========         ========
Earnings per share                 $               0.38             0.42
                                               =========         ========
Dividends per share                $               0.240            0.225
                                               =========         ========


                                               For the 40 Weeks Ended

         FISCAL YEAR-TO-DATE                April 2, 1997    April 3,1996

Net sales                          $          10,156,905        9,942,844
Cost of sales                                  7,636,606        7,576,153
                                               ---------        ---------
Gross profit                                   2,520,299        2,366,691
Operating & administrative expenses            2,354,809        2,155,283
                                               ---------        ---------
Operating income                                 165,490          211,408
Cash discounts & other income                     89,479           87,565
Interest expense                                 (17,373)         (19,605)
                                               ---------        ---------
Earnings before income taxes                     237,596          279,368
Provision for income taxes                        85,534           97,779
                                               ---------        ---------
Net earnings                       $             152,062          181,589
                                               =========         ========
Earnings per share                 $               1.01             1.20
                                               =========         ========
Dividends per share                $               0.720            0.660
                                               =========         ========


See accompanying notes to Condensed Consolidated Financial Statements.

         WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       Amounts in thousands


ASSETS                                           April 2, 1997  June 26, 1996

Cash and cash equivalents            $              12,942           32,208
Trade and other receivables                        151,569          158,445
Merchandise inventories less LIFO reserve
 of $239,341 ($222,341 at June 26, 1996)         1,274,116        1,179,126
Prepaid expenses                                   109,768          131,161
                                                ----------       ----------
 Total current assets                            1,548,395        1,500,940
                                                ----------       ----------
Investments and other assets                       182,057          126,091
Deferred income taxes                               18,934           22,732
Net property, plant and equipment                1,089,815          998,849
                                                ----------       ----------
Total assets                         $           2,839,201        2,648,612
                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                     $             591,533          599,297
Short-term borrowings                              298,000          110,000
Reserve for insurance claims and self-insurance     48,963           61,760
Accrued wages and salaries                         110,891           84,691
Accrued rent                                        62,890           62,237
Accrued expenses                                   169,454          148,715
Current obligations under capital leases             3,149            2,974
Income taxes                                        37,593           42,554
                                                ----------       ----------
 Total current liabilities                       1,322,473        1,112,228
                                                ----------       ----------
Obligations under capital leases                    58,872           60,853
Defined benefit plan                                39,203           34,197
Reserve for insurance claims and self-insurance    104,709           97,209
Other liabilities                                    1,812            1,829
                                                ----------       ----------
Shareholders' equity:
 Common stock                                      149,016          151,685
 Retained earnings                               1,163,116        1,190,611
                                                ----------       ----------
 Total shareholders' equity                      1,312,132        1,342,296
                                                ----------       ----------
Total liabilities and shareholders' equity     $ 2,839,201        2,648,612
                                                 ==========       ==========

See accompanying notes to Condensed Consolidated Financial Statements.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      Amounts in thousands
                                              For the 40 Weeks Ended

         FISCAL YEAR-TO-DATE                   April 2, 1997    April 3, 1996
Cash flows from operating activities:

 Net earnings                                  $       152,062        181,589
 Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization                       219,358        180,174
   Deferred income taxes                                (5,787)         8,417
   Defined benefit plan                                  5,006          4,150
   Reserve for insurance claims and self-insurance      (5,297)        (5,614)
   Change in cash from:

     Receivables                                         6,875          4,616
     Merchandise inventories                           (94,990)       (86,121)
     Prepaid expenses                                   25,192         (2,471)
     Accounts payable                                   (6,763)        (6,355)
     Income taxes                                          826         26,491
     Other current accrued expenses                     48,663         40,087
                                                       -------        -------
      Net cash provided by operating activities        345,145        344,963
                                                       -------        -------
Cash flows from investing activities:
 Purchases of property, plant and equipment, net      (310,325)      (254,956)
 Decrease (increase) in investments and other assets   (55,966)         3,046
                                                       -------        -------
      Net cash used in investing activities           (366,291)      (251,910)
                                                       -------        -------
Cash flows from financing activities:
   Increase in short-term borrowings                   188,000         40,000
 Payments on capital lease obligations                  (3,878)        (2,086)
 Purchase of common stock                              (89,811)       (40,862)
 Proceeds of sales under associates' stock
 purchase plan                                           10,259        36,924
 Dividends paid                                        (108,108)      (99,700)
 Other                                                    5,418        (8,097)
                                                        -------       -------
      Net cash provided (used) by financing activities    1,880       (73,821)
                                                        -------       -------
Increase (decrease) in cash and cash equivalents         (19,266)      19,232
Cash and cash equivalents at beginning of year            32,208       30,414
                                                         -------       -------
Cash and cash equivalents at end of period     $          12,942        49,646
                                                         =======       =======
Supplemental cash flow information:
  Interest paid                                $          11,445        18,441
 Interest and dividends received               $             937         7,625
 Income taxes paid                             $          90,666        69,981
                                                         =======        ======
See accompanying notes to Condensed Consolidated Financial Statements.

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

(C) Results for the quarter reflect a pretax LIFO inventory charge of $5.0 million in 1997 and $3.0 million in 1996. The cumulative current year charge is $17.0 million as compared with $13.0 million in 1996. If the FIFO method had been used, current quarter net earnings would have been $60.4 million or $0.40 per share as compared with net earnings of $65.1 million or $0.43 per share in the previous year. The cumulative year net earnings would have been $162.4 million, or $1.08 per share as compared with $189.5 million, or $1.25 per share.

(D) The Company increased its authorized Commercial Paper Program from $300 million to $500 million. The Company also has short-term lines of credit totaling $415 million. On April 2, 1997, there was $275.0 million in commercial paper and $23.0 million from bank lines of credit outstanding as compared to $110.0 million in commercial paper and none from bank lines of credit outstanding on June 26, 1996.

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

Results of Operations

Sales for the current quarter were $3.1 billion, a $78.7 million increase, or 2.6% over the comparable quarter ended April 3, 1996. Year-to-date, sales were $10.2 billion, a $214.1 million increase, or 2.2% over the comparable period last year. Identical store sales decreased 0.4% for the quarter and 0.7% year-to-date. Average store sales increased 2.5% for the quarter and 2.0% year-to-date.

The Company opened 61 new stores, averaging 50,000 square feet, enlarged or remodeled 63 stores, and closed 58 older stores, averaging 29,000 square feet. As of April 2, 1997, retail space totaled 47.5 million square feet, a 4.6% increase over the prior year. The Company has 1,181 stores in operation compared with 1,180 stores last year. Of the 1,181 stores, 875, or 74.1%, are larger than 35,000 square feet. Currently, 68 new stores are under construction. The Company plans to open 85 new stores and will enlarge or remodel 90 existing stores in the current fiscal year.

Gross profit increased $47.4 million for the quarter and $153.6 million, year-to-date. As a percent to sales, gross profit for the current quarter was 25.4%, compared to 24.5% in the previous year. Year-to-date, gross profit as a percent to sales was 24.8% in the current year, compared to 23.8% in the previous year. The increase in gross profit margins is a result of an improved inventory mix in our larger stores.

Operating and administrative expenses increased $56.3 million for the current quarter and $199.5 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 23.2%, compared to 21.9% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 23.2% for the current year and 21.7% for the previous year. Our increase in operating and administrative expense is due to a higher payroll percentage in the larger stores, occupancy cost and depreciation expense.

Cash discounts and other income totaled $27.3 million for the third quarter, compared to $25.2 million for the same quarter last year. Year-to-date, cash discounts and other income totaled $89.5 million compared to $87.6 million last year. Investment income for the current quarter totaled $0.1 million compared to $0.5 million last year. Year-to-date, investment income totaled $0.4 million for the current year, compared to $1.6 million in the previous year. The decrease in investment income is a result of a decrease in funds available for investment.

Interest expense totaled $5.7 million for the current quarter compared to $4.8 million for the comparable period last year. Year-to-date, interest expense totaled $17.4 million for the current year compared to $19.6 million in the previous year. The decrease in interest expense for the year is related to the reduction in the Company's obligations under capital leases.

Earnings before income taxes were $89.6 million for the current quarter compared to $97.3 million in the previous year. Year-to-date, earnings before income taxes were $237.6 million in the current year and $279.4 million in the previous year. The decrease in pre-tax earnings is primarily a result of the increase in operating expenses as previously mentioned. Income taxes have been accrued at an effective rate of 36% for the current year and 35% for the previous year. This rate is expected to approximate the effective rate for the full 1997 fiscal year.

Net earnings amounted to $57.3 million, or $0.38 per share, for the current quarter compared to $63.3 million, or $0.42 per share, for the comparable period last year. Year-to-date, net earnings amounted to $152.1 million, or $1.01 per share, compared to $181.6 million, or $1.20 per share, for the previous year. The LIFO charge reduced net earnings by $3.1 million, or $0.02 per share, for the current quarter compared to $1.8 million, or $0.01 per share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $10.4 million, or $0.07 per share, compared to $7.9 million, or $0.05 per share, in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $12.9 million at April 2, 1997, compared to $49.6 million at April 3, 1996. The reduction in cash and cash equivalents is reflected in the increase in investments and other assets due to investing cash in investments with a maturity greater than three months and for the repurchase of shares of the Company's common stock. Net cash provided by operating activities amounted to $345.1 million for the 40 weeks ended April 2, 1997 compared to $345.0 million for the comparable period last year. Capital expenditures totaled $310.3 million compared to $255.0 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of existing store locations and the expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $750 million in
1997.    The Company has no material construction or purchase commitments outstanding as  of  April 2, 1997.

Working capital amounted to $225.9 million at April 2, 1997 compared to $388.7 million at June 26, 1996. The decrease in working capital reflects an increase in short-term borrowings to fund the Company's facilities improvement program and to repurchase shares of the Company's common stock.

The Company has an authorized $500 million Commercial Paper Program. In addition, the Company has $415 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of April 2, 1997, $275.0 million of commercial paper was outstanding as compared to $110.0 million on June 26, 1996. The average interest rate on the commercial paper outstanding on April 2,1997 was 5.5%, as compared to 5.5% on June 26, 1996. Short-term borrowings against our bank lines of credit were $23.0 million as of April 2, 1997 as compared to none on June 26, 1996.

Excluding capital leases, the Company had no outstanding long-term debt as of April 2, 1997 or June 26, 1996.

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

Cautionary Statement Regarding Forward-Looking Information and Statements

This Form 10-Q contains forward-looking information and statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Therefore, this Form 10-Q should be read in conjunction with the reports the Company has filed with the Securities and Exchange Commission.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

          Part II  -  Other Information

Item 5.   Other Information

Mr. James R. Pownall, Vice President of the Company and President of Winn-Dixie Atlanta, Inc., retired after 42 years of service. Mr. Roy J. Brocato, Vice President of the Company and President of Winn-Dixie Louisiana, Inc., returned to Winn-Dixie Atlanta, Inc. as President. Mr. Raymond C. Lunn, Jr., Retail Operations Superintendent of Winn-Dixie Louisiana, Inc., was promoted to President of that company.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

11.1  Computation of Earnings Per Share

Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended April 2,1997.


                            SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 21, 1997                     RICHARD P. MCCOOK
                                        -------------------
                                         Richard P. McCook
                                     Financial Vice President and
                                     Principal Financial Officer



Date: April 21, 1997                      DAVID H. BRAGIN
                                        -------------------
                                          David H. Bragin
                                       Corporate Treasurer and
                                     Principal Accounting Officer