Form 10-K
period 1997-06-25
WINN DIXIE STORES INC
filed 1997-08-05
CIK 107681

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549


                              FORM 10-K

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 25, 1997



                                 OR



    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  _____________ to_______________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                             which registered
--------------------------------------          --------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 25, 1997 as reported on the New York Stock Exchange was approximately $3,506,003,211. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 25, 1997 registrant had outstanding 148,875,899 shares of common stock.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement in respect to the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

                          TABLE OF CONTENTS
                                                                   Page Number

PART I

Business                                                                     1

Properties                                                                   5

Legal Proceedings                                                            6

Submission of Matters to a Vote of Security Holders                          6

Executive Officers of the Registrant                                         7

PART II

Market for the Registrant's Common Equity and Related Shareholder Matters    8

Selected Financial Data                                                      8

Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                   8

Quantitative and Qualitative Disclosure About Market Risk                    8

Financial Statements and Supplementary Data                                  8

Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure                                                                   8

PART III

The information required by Part III is hereby incorporated by reference to Winn-Dixie Stores, Inc.'s definitive proxy statement to be filed on or before August 26,1997 in connection with its Annual Meeting of Shareholders 8

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K              9

Signatures                                                                  13

     PART I

ITEM 1:  BUSINESS
Business
General

Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food retailer with 1,174 stores in fourteen states and the Bahama Islands. According to published reports of sales at June 25, 1997, the Company is one of the nation's largest supermarket retailers.

All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes the parent company and all of its subsidiaries, collectively.

Financial information on industry segments and lines of business is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other lines of business or industry segments.

Store Formats and Business Strategy

The business of the Company is the operation of a chain of retail self-service food stores which sell groceries, meats, seafood, fresh produce, deli/bakery, pharmaceuticals and general merchandise items. The Company's stores offer broad lines of merchandise, including nationally advertised and private label brands and unbranded merchandise (principally meats, seafood and produce), and generally operate on the basis of competitive pricing. Food items sold include dry groceries, dairy products, baked goods, meats, poultry, fish, fresh fruit, vegetables, frozen foods and other items commonly marketed by retail food stores. The Company's stores also sell many general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. Many locations have ancillary departments such as pharmacies, photo labs, dry cleaners and in-store banks. At June 25, 1997, the Company operated 1,174 retail stores of which 424 were located in Florida, 130 in North Carolina, 123 in Georgia, 96 in Alabama, 79 in South Carolina, 76 in Louisiana, 69 in Texas, 61 in Kentucky, 34 in Virginia, 24 in Tennessee, 20 in Ohio, 16 in Mississippi, 13 in the Bahamas, 7 in Oklahoma and 2 in Indiana. Such stores were operated under the names of "Winn-Dixie" (501), "Marketplace" (636), "Thriftway" (26), "The City Meat Markets" (10) and "Buddies" (1).

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

Marketing and Competition

     In all areas in which the Company operates, the business is highly competitive with local and national food chain stores, as well as with independent stores and markets. Many factors enter into the competition, including price, quality of goods and services, product mix and convenience.

     The retail food industry is extremely competitive. Each division faces somewhat different competitive conditions. The following table lists the major competitors for each division.

Division       Major Competitors
______________________________________________________________________________
Jacksonville   Publix, Albertson's, Wal-Mart Supercenter, Food Lion, SuperK
Tampa          Publix, Albertson's, Food Lion/Kash N Karry, Wal-Mart
               Supercenter, U-Save
Montgomery     Bruno, Delchamps, Wal-Mart Supercenter
Miami          Publix, Sedano's, Albertson's
Orlando        Publix, Albertson's, Goodings, Food Lion, Wal-Mart Supercenter,
               Super K
Raleigh        Food Lion, Harris-Teeter, Kroger, Hannaford, U-Krops
Charlotte      Food Lion, Harris-Teeter, Bi-Lo, Super K, Publix
Atlanta        Kroger, Ingles, A&P, Cub, Publix, Harris-Teeter, Wal-Mart
               Supercenter
Midwest        Kroger, Wal-Mart Supercenter, Biggs, Meijers
New Orleans    Delchamps, Schwegmans, Albertson's
Fort Worth     Kroger, Albertson's, Minyards, Food Lion, Randall's, Wal-Mart
               Supercenter
Bahamas        Super Value

     Additionally, local chains and wholesaler-supported independents are well represented in all regions.

     Winn-Dixie is considered a major competitor in all geographic areas in which it competes.

     The Company did not spend a material amount on Company-sponsored research and development activities or on Company-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during any of the years in the three-year period ended June 25, 1997.

Government Regulation

     The Company's compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect on its capital expenditures, earnings or competitive position.

Associates

     At the end of fiscal 1997, the Company had 54,000 full-time and 82,000 part-time associates.

Bahamas

     All sales are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiaries in the Bahamas which operate 13 retail food stores as outlined above.

ITEM 2:   PROPERTIES

Stores

     All of the retail stores operated by the Company are on premises occupied on a rental basis. See "Note 8 of the Notes to Consolidated Financial Statements," page F-20, included herein.

Support Properties

     The warehousing and distribution centers are rented under leases due to expire as follows: Orlando - 2022; Atlanta - 2019; Charlotte - 2019; Greenville - 2019; Jacksonville (Edgewood) - 2019; Louisville - 2019; Sarasota
- 2019; Miami - 2018; Montgomery - 2018; New Orleans - 2018; Raleigh - 2018; Tampa - 2018; Fort Worth - 2016; Hammond - 2016; Jacksonville (Commonwealth)
- 2011; Nassau - 2011 and Pompano - 2003. All of these contain renewal options, which vary from lease to lease.

     A new distribution center for our Raleigh, North Carolina division and a new perishable warehouse for our Montgomery, Alabama division are under construction. These new facilities will be leased. The current distribution center in Raleigh will be closed and offered for sale upon completion of the new facility.

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

     All of the above support properties are considered to be in excellent condition.
                                      5

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 25, 1997.

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company:


                                                           YEAR     YEAR FIRST
                  AGE IN                                APPOINTED     EMPLOYED
                 YEARS AT                               TO CURRENT      BY
NAME             06-25-97        OFFICE HELD             POSITION   WINN-DIXIE
------------------------------------------------------------------------------
A. Dano Davis       52   Chairman of the Board              1988        1968
                         and Principal Executive Officer
James Kufeldt       58   President                          1988        1961
C. H. McKellar      59   Executive Vice President           1988        1957
H. E. Hess          57   Senior Vice President              1988        1958
T. E. McDonald      60   Senior Vice President              1986        1955
R. A. Sevin         54   Senior Vice President              1997        1961
C. E. Winge         52   Senior Vice President              1988        1963
R. P. McCook        44   Financial Vice President           1984        1984
                         and Principal Financial Officer
L. H. May           52   Vice President                     1989        1964
E. E. Zahra, Jr.    50   Vice President and General Counsel 1995        1995
D. H. Bragin        53   Treasurer                          1985        1961
R. J. Brocato       53   Vice President                     1993        1963
W. C. Calkins       58   Vice President                     1987        1958
J. W. Critchlow     50   Vice President                     1988        1967
R. J. Ehster        56   Vice President                     1983        1958
D. G. Lafever       48   Vice President                     1990        1966
R. C. Lunn          45   Vice President                     1997        1969
H. E. Miller        65   Vice President                     1984        1956
L. J. Sadlowski     56   Vice President                     1983        1961
J. A. Schlosser     48   Vice President                     1997        1967
M. A. Sellers       43   Vice President                     1997        1973
B. B. Tripp         60   Vice President                     1987        1954

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

PART II

ITEM  5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of June 25, 1997 was 55,202.

     Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is hereby incorporated by reference to "Note 11 of the Notes to Consolidated Financial Statements," page F-23 included herein.

ITEM  6:  SELECTED FINANCIAL DATA

     The information required by this Item is on page F-1 included herein.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is on page F-2 included herein.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this Item is on page F-17 included herein.

ITEM  8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 15 included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 25, 1997.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items are incorporated herein by reference to the Company's definitive proxy statement to be filed on, or before, August 26, 1997 in connection with its Annual Meeting of Shareholders.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules:

     (a)  Exhibit and Financial Statements and Schedules

          (1)  Financial Statements:

          See "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 15 included herein.

          (2)  Financial Statement Schedules:

          See "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 15 included herein.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibits:

     Certain of the following exhibits which have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and which are designated in prior filings as noted below, are hereby incorporated by reference and made a part hereof:

Exhibit
Number  Description of Exhibit                 Incorporated by Reference From
------  ----------------------                 ------------------------------
3.1     Restated Articles of Incorporation as  Previously filed as Exhibit 3.1
        filed with the Secretary of State of   to Form 10-K for the year ended
        Florida.                               June 30, 1993,which Exhibit is
                                               herein incorporated by
                                               reference.

3.1.1   Amendment adopted October 7, 1992,     Previously filed as Exhibit
        to Restated Articles of Incorporation. 3.1.1 to Form 10-K for the year ended June 30,1993, which
                                               Exhibit is herein incorporated
                                               by reference.

3.1.2   Amendment adopted October 5, 1994, to  Previously filed as Exhibit
        Restated Articles of Incorporation.    3.1.2 to Form 10-Q for the
                                               quarter ended January 11, 1995,
                                               which Exhibit is herein
                                               incorporated by reference.

3.2 Restated By-Laws of the Registrant Previously filed as Exhibit 3.2 as amended through June 21, 1995. to Form 10-K for the year ended
                                               June 28, 1995, which Exhibit is
                                               herein incorporated by
                                               reference.

9.1 Agreement of Shareholders of D.D.I., Previously filed as Exhibit 9.1 Inc. (formerly Vadis Investments, to Form 10-K for the year ended
        Inc.) dated April 19, 1989.            June 30, 1993, which Exhibit is
                                               herein incorporated by
                                               reference.

10.1    Annual Officer Incentive               Previously filed as Exhibit
        Compensation Plan as amended,          10.2 to Form 10-K for the year
        effective June 17,1991.                ended June 30,1993, which
                                               Exhibit is herein incorporated
                                               by reference.

10.2    Long-term Officer Incentive            Previously filed as Exhibit
        Compensation Plan as amended,          10.3 to Form 10-K for the year
        effective June 27,1991.                ended June 30,1993, which
                                               Exhibit is herein incorporated
                                               by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number  Description of Exhibit                 Incorporated by Reference From
------  ----------------------                 ------------------------------
10.2.1  Restricted Stock Plan, effective       Previously  filed  as Exhibit
        June 29, 1995.                         10.2.1 to Form 10-Q for the
                                               quarter ended January 10,1996,
                                               which Exhibit is herein
                                               incorporated by reference.

10.3    Key Employee Stock Option Plan         Previously filed as Exhibit
        effective January 24, 1990, as         10.5 to Form 10-K for the year
        amended through October 7, 1992.       ended June 30,1993, which
                                               Exhibit is herein incorporated
                                               by reference.

10.3.1  Amendment adopted June 22, 1994        Previously filed as Exhibit
        to Key Employee Stock Option Plan      10.5.1  to Form 10-Q for the
                                               quarter ended January 11,1995,
                                               which Exhibit is herein
                                               incorporated by reference.

10.3.2  Amendment adopted July 25, 1994        Previously filed as Exhibit
        to Key Employee Stock Option Plan.     10.5.2 to Form 10-Q for the
                                               quarter ended January 11,1995,
                                               which Exhibit is herein
                                               incorporated by reference.

10.4    Supplemental Retirement Plan dated     Previously filed as Exhibit
        July 1, 1994.                          10.6 to Form 10-K for the year
                                               ended June 29, 1994, which
                                               Exhibit is herein incorporated
                                               by reference.

10.5    Management Security Plan as amended    Previously filed as Exhibit
        and restated effective June 30, 1982.  10.5 to Form 10-K for the year ended June 26, 1996, which
                                               Exhibit is herein incorporated
                                               by reference.

10.5.1  Amendment effective May 1, 1992 to     Previously filed as Exhibit
        Management Security Plan.              10.5.1 to Form 10-K for the
                                               year ended June 26, 1996,
                                               which Exhibit is herein
                                               incorporated by reference.

10.6    Senior Corporate Officer's             Previously filed as Exhibit
        Management Security Plan as amended    10.6 to Form 10-K for the
        and restated effective June 30, 1982.  year ended June 26, 1996, which Exhibit is herein
                                               incorporated by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number  Description of Exhibit                 Incorporated by Reference From
------- ----------------------                 ------------------------------

10.6.1  Amendment effective May 1, 1992 to     Previously filed as Exhibit
        Senior Corporate Officer's Management  10.6.1  to Form 10-K for the
        Security Plan.                         year ended June 26,1996,
                                               which Exhibit is herein
                                               incorporated by reference.

11.1    Computation of Earnings Per Share.

21.1    Subsidiaries of Winn-Dixie Stores, Inc.

23.1    Consent of KPMG Peat Marwick LLP.

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 25, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WINN-DIXIE STORES, INC.



     By   A. DANO DAVIS
          -------------
          A. Dano Davis, Chairman


     Date August 4, 1997
          --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     A. DANO DAVIS         Chairman (Principal                  August 4, 1997
     -------------         Executive Officer) and Director
    (A. Dano Davis )


     JAMES KUFELDT         President and Director               August 4, 1997
     -------------
    (James Kufeldt)


     RICHARD P. MCCOOK     Financial Vice President             August 4, 1997
     -----------------    (Principal Financial Officer)
    (Richard P. McCook)


     DAVID H. BRAGIN       Treasurer                            August 4, 1997
     ---------------      (Principal Accounting Officer)
    (David H. Bragin)


     ROBERT D. DAVIS       Director                             August 4, 1997
     ---------------
    (Robert D. Davis)

     T. WAYNE DAVIS        Director                             August 4, 1997
     --------------
    (T. Wayne Davis)


     CHARLES H. MCKELLAR   Director                             August 4, 1997
     -------------------
     (Charles H. McKellar)


     RADFORD D. LOVETT     Director                             August 4, 1997
     -----------------
    (Radford D. Lovett)


     CHARLES P. STEPHENS   Director                             August 4, 1997
     -------------------
    (Charles P. Stephens)


     ARMANDO M. CODINA     Director                             August 4, 1997
     -----------------
    (Armando M. Codina)


     DAVID F. MILLER       Director                             August 4, 1997
     ---------------
    (David F. Miller)


     CARLETON T. RIDER     Director                             August 4, 1997
     -----------------
    (Carleton T. Rider)


     JULIA B. NORTH        Director                             August 4, 1997
     --------------
    (Julia B. North)

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
           SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA



Selected Financial Data                                                   F-1

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     F-2

Consolidated Financial Statements and Supplemental Data:

     Independent Auditors' Report                                         F-5

     Report of  Management                                                F-6

     Consolidated Statements of Earnings, Years ended
        June 25, 1997, June 26, 1996 and June 28, 1995                    F-7

     Consolidated Balance Sheets, June 25, 1997 and June 26, 1996         F-8

     Consolidated Statements of Cash Flows, Years ended
        June 25, 1997, June 26, 1996 and June 28, 1995                    F-9

     Consolidated Statements of Shareholders' Equity, Years ended
          June 25, 1997, June 26, 1996 and June 28, 1995                 F-10

     Notes to Consolidated Financial Statements                          F-11

Financial Statement Schedules:

     Independent Auditors' Report on Financial Statement Schedules       S-1

     II   Consolidated Valuation and Qualifying Accounts, Years ended
                    June 25, 1997, June 26, 1996 and June 28, 1995       S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

                                        SELECTED FINANCIAL DATA

                               1997      1996      1995      1994     1993<F2>
                              ------    ------    ------    ------    ------
Dollars in millions except per share data
Sales
     Net sales                        $ 13,219  12,955  11,788  11,082  10,832
     Percent increase                      2.0     9.9     6.4     2.3     4.8
     Average annual sales per store   $   11.3    11.0    10.0     9.6     9.4
Earnings Summary
     Gross profit                     $  3,316   3,093   2,723   2,534   2,446
          Percent of sales                25.1    23.9    23.1    22.9    22.6
     LIFO charge (credit)             $      3      10       7      (2)      1
     Operating and
      administrative expenses         $  3,094   2,803   2,462   2,270   2,197
          Percent of sales                23.4    21.6    20.9    20.5    20.3
     Net earnings                     $    204     256     232     216     236
          Per share                   $   1.36    1.69    1.56    1.45    1.56
     Percent of net earnings to sales      1.5     2.0     2.0     2.0     2.2
     Percent of net earnings
           to average equity              15.3    19.9    20.3    21.2    24.6
EBITDA                               $   632.8   656.9   569.3   520.2   522.9
EBITDAR                              $ 1,015.6 1,009.7   890.7   809.2   797.2
Dividends
     Dividends paid                  $   144.2   134.0   116.5   107.4   100.5
     Percent of net earnings              70.5    52.4    50.2    49.7    42.5
     Per share (present rate $1.02)  $     .96    .885     .78     .72     .66
Common Stock (WIN)
     Total shares outstanding (000,000)  148.9   151.7   151.1   148.4   150.0
          NYSE-Stock price range
          Common - High              $   42.38   38.38   28.94   33.88   39.88
                   Low               $   29.88   28.06   21.32   21.75   20.82
Financial Data
     Cash flow information:
          Net cash provided by
             operating activities    $   413.9   556.9   414.2   436.3   213.0
          Net cash used in investing
             activities              $   477.7   387.9   379.3   214.7    81.4
          Net cash provided by (used
            in) financing activities $    45.7  (167.3)  (35.9) (212.4)(128.7)
     Capital expenditures, net       $  423.1   362.0   371.6   277.7    194.8
     Depreciation and amortization   $  291.2   248.3   200.9   157.4    141.1
     Working capital                 $  195.4   388.7   414.9   486.2    540.0
     Current ratio                        1.1     1.4     1.4     1.6      1.6
     Total assets                    $  2,921   2,649   2,472   2,145    2,058
     Obligations under capital leases$     54      61      78      85       87
     Shareholders' equity            $  1,337   1,342   1,231   1,056      980
     Book value per share            $   8.98    8.85    8.14    7.12     6.54
Stores
     In operation at year-end           1,174   1,178   1,175   1,159<F1>1,151
     Opened and acquired during year       83      61     108      60       40
     Closed or sold during year            87      58      92      66       78
     Enlarged or remodeled during year     79     128      86      87       73
     New/enlarged/remodeled in last
        five years                        805     743     654     535      475
     Percent to total stores
        in operation                     68.6    63.1    55.7    46.2     41.3
     Year-end retail square
        footage (000,000)                47.8    45.7    43.8    40.7     39.0
     Average store size at
        year-end (000)                   40.7    38.8    37.3    35.1     33.9
Other Year-end Data
     Associates (000)                     136     126     123     112      105
     Shareholder accounts (000)          55.2    56.3    44.8    39.5     41.4
     Shareholders per store                47      48      38      34       36
Taxes
     Federal, state and local        $    285     288     261     261      255
     Per share                       $   1.89    1.90    1.75     1.75    1.68
     <F1>   Includes 14 stores from Bahamas consolidation
     <F2>   53 Weeks
                                                        F-1

                  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

     Sales for 1997 were $13.2 billion, compared to $13.0 billion for 1996 and $11.8 billion for 1995. This reflects a 2.0%, 9.9% and 6.4% increase in sales per year for 1997, 1996 and 1995, respectively. Average weekly store sales increased 1.8%, 8.4% and 6.8% for each of the last three fiscal years, while comparable store sales decreased 0.9% in 1997, and increased 4.4% and 3.0% per year for 1996 and 1995, respectively. Fourth quarter sales were $3.1 billion, $3.0 billion and $2.9 billion for 1997, 1996 and 1995, respectively. For the fourth quarter, average store sales increased 1.2% in 1997, 4.5% in 1996 and 9.5% in 1995. Comparable store sales for the fourth quarter decreased 1.8% in 1997, and increased 1.7% and 3.8% in 1996 and 1995, respectively.

      In fiscal year 1997, the Company continued to increase its average store size by opening and acquiring 83 stores averaging 49,700 square feet, enlarging or remodeling 79 stores and closing 87 smaller stores, averaging 29,300 square feet.

     As a percent of sales, gross profit margins were 25.1%, 23.9% and 23.1% in fiscal 1997, 1996 and 1995, respectively. The increase in gross profit margins is a result of an improved inventory mix in our larger stores. In addition, the 1997 increase also reflects an increase in retail prices necessitated by rising store operating expenses attributed to our larger stores. Approximately 90% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO calculations resulted in a pre-tax decrease in gross profit of $2.7 million in 1997, $9.9 million in 1996 and $7.3 million in 1995.

     Operating and administrative expenses, as a percent of sales, were 23.4%, 21.6% and 20.9% in fiscal 1997, 1996 and 1995, respectively. Our major increases in operating and administrative expenses are due to a higher payroll percentage in our larger stores, occupancy cost and depreciation expense.

     Cash discounts and other income amounted to $119.4 million, $118.0 million and $106.9 million in 1997, 1996 and 1995, respectively. The increase in 1997, 1996 and 1995 is due to an increase in cash discounts resulting from an increase in purchases of merchandise for resale and gains from the disposal of capital assets. Investment income amounted to $0.3 million, $0.6 million and $0.5 million in fiscal 1997, 1996 and 1995, respectively. The decrease in investment income in 1997 is a result of a decrease in funds available for investment.

     Interest expense totaled $22.1 million, $21.2 million and $14.3 million in fiscal 1997, 1996 and 1995, respectively. Interest expense primarily reflects a computation of interest on capital lease obligations and short-term borrowings. The 1997 and 1996 increase in interest expense is due to an increase in short-term borrowings.

     Earnings before income taxes were $319.4 million, $387.3 million and $354.0 million in fiscal 1997, 1996 and 1995, respectively. The 1997 decrease in pre-tax earnings is primarily a result of the increase in operating
expenses as previously mentioned.   The 1996 increase in pre-tax earnings is
primarily a result of an increase in operating income. The effective income tax rates were 36.0%, 34.0% and 34.4% for fiscal 1997, 1996 and 1995, respectively.

     Net earnings amounted to $204.4 million, or $1.36 per share for 1997, $255.6 million, or $1.69 per share for 1996 and $232.2 million, or $1.56 per share for 1995. The LIFO calculations decreased net earnings by $1.6 million, or $0.01 per share in 1997, $6.0 million, or $0.04 per share for 1996 and $4.6 million, or $0.03 per share in 1995.

Liquidity and Capital Resources

     The Company's financial condition remains sound and strong at year end. Cash and cash equivalents amounted to $14.1 million, $32.2 million and $30.4
million at the end of  fiscal years 1997, 1996 and 1995, respectively.   Cash
provided by operating activities amounted to $413.9 million in 1997, $556.9 million in 1996 and $414.2 million in 1995.

     Net capital expenditures totaled $423.1 million, $362.0 million and $371.6 million in fiscal 1997, 1996 and 1995, respectively. These expenditures were for new store locations, store enlargements and remodelings, and the expansion of warehouse facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $750 million in 1997 and projected to be $850 million in 1998. The Company has no material construction or purchase commitments outstanding as of June 25, 1997.

     Working capital amounted to $195.4 million and $388.7 million at the end of fiscal years 1997 and 1996, respectively. Inventories on a FIFO (first-in, first-out) basis increased $72.7 million in 1997 and $29.4 million in 1996. The increase in inventories is primarily due to the increase in the total retail square footage through new openings and store enlargements, and the enlargement of our Orlando, Florida distribution center in 1997.

     The Company has an authorized $500.0 million commercial paper program.
In support of this program, or as an independent source of funds, the Company also has $445.0 million of short-term lines of credit. These lines of credit are available at any time during the year and are renewable on an annual basis. The Company had no short-term borrowings against bank lines of credit as of June 25, 1997 or June 26, 1996. There was $380.0 million in commercial paper outstanding at the end of 1997, compared to $110.0 million in commercial paper outstanding at the end of 1996. The average interest rate on the commercial paper outstanding on June 25, 1997 was 5.7% as compared to 5.5% on June 26, 1996.

     Excluding capital lease obligations, the Company had no outstanding long-term debt as of June 25, 1997 or June 26, 1996.

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

Cautionary Statement Regarding Forward-Looking Information and Statements

     This Annual Report on Form 10-K contains certain information that constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involves risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words, "estimate," "project," "intend" and "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to, growth, competition, inflation, pricing and margin pressures, law and taxes. Please refer to discussions of these and other factors in this Annual Report and other Company filings with the Security and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 25, 1997 and June 26, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 25, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 25, 1997 and June 26, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 25, 1997, in conformity with generally accepted accounting principles.




                                            KPMG  Peat Marwick LLP
                                          Certified Public Accountants
Jacksonville, Florida
July 28, 1997

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



        A. Dano Davis                           Richard P. McCook
     Chairman of the Board                   Financial Vice President
     and Principal Executive Officer         and Principal Financial Officer

                         CONSOLIDATED STATEMENTS OF EARNINGS
                  Years ended June 25, 1997, June 26, 1996 and June 28, 1995

                                               1997        1996        1995
                                               ----        ----        ----
                                    Amounts in thousands except per share data

Net sales                                $ 13,218,715  12,955,488  11,787,843
Cost of sales, including warehousing
   and delivery expense                     9,902,862   9,862,244   9,064,536
                                            ----------  ----------  ----------
     Gross profit on sales                  3,315,853   3,093,244   2,723,307
Operating and administrative expenses       3,093,767   2,802,712   2,461,883
                                           ----------  ----------  ----------
     Operating income                         222,086     290,532     261,424
Cash discounts and other income, net          119,435     118,038     106,901
                                           ----------  ----------  ----------
                                              341,521     408,570     368,325
                                            ---------  ----------  ----------
Interest:
     Interest on capital lease obligations      7,055       8,199      10,086
     Other interest                            15,024      13,046       4,244
                                            ---------  ----------  ----------
          Total interest                       22,079      21,245      14,330
                                            ---------  ----------  ----------
Earnings before income taxes                  319,442     387,325     353,995
Income taxes                                  114,999     131,691     121,808
                                            ---------  ----------  ----------
Net earnings                             $    204,443     255,634     232,187
                                             =========  ==========  ==========

Earnings per share                       $       1.36        1.69        1.56
                                            =========  ==========  ==========

See accompanying notes to consolidated financial statements.



                  CONSOLIDATED BALANCE SHEETS
                June 25, 1997 and June 26, 1996

                                                            1997        1996
                                                            ----        ----
                                                          Amounts in thousands
Assets
------
Current Assets:
     Cash and cash equivalents                        $     14,116     32,208
     Trade and other receivables, less allowance for
        doubtful items of $1,699,000
        ($1,860,000 in 1996)                               175,679    158,445
     Merchandise inventories at lower of cost or
        market less LIFO reserve of $224,999,000
        ($222,341,000 in 1996)                           1,249,215  1,179,126
     Prepaid expenses                                      148,961    131,161
                                                         ---------  ---------
Total current asset                                      1,587,971  1,500,940

Investments and other assets:
     Cash surrender value of life insurance, net            88,081     55,769
     Other assets                                           94,547     70,322
                                                         ---------   --------
           Total investments and other assets              182,628    126,091
                                                         ---------   --------
Deferred income taxes                                       22,129     22,732
Net property, plant and equipment                        1,128,681    998,849
                                                         ---------   --------
                                                       $ 2,921,409  2,648,612
                                                         =========  =========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
     Accounts payable                                  $   604,034    599,297
     Short-term borrowings                                 380,000    110,000
     Reserve for insurance claims and self-insurance        60,219     61,760
     Accrued wages and salaries                             98,771     84,691
     Accrued rent                                           76,528     62,237
     Accrued expenses                                      137,115    148,715
     Current obligations under capital leases                3,023      2,974
     Income taxes                                           32,923     42,554
                                                         ---------  ---------
          Total current liabilities                      1,392,613  1,112,228
                                                         ---------  ---------
Obligations under capital leases                            54,026     60,853
Defined benefit plan                                        33,452     29,533
Reserve for insurance claims and self-insurance             94,783     97,209
Other liabilities                                            9,041      6,493
                                                          --------   --------
Shareholders' equity:
     Common stock of $1 par value.  Authorized
        200,000,000 shares; issued 148,875,899
        shares in 1997 and 151,684,943 shares
        in 1996                                            148,876    151,685
     Retained earnings                                   1,188,618  1,190,611
                                                         ---------  ---------
          Total shareholders' equity                     1,337,494  1,342,296
                                                         ---------  ---------
Commitments and contingent liabilities (Notes 6, 8 and 9)
                                                       $ 2,921,409  2,648,612
                                                         =========  =========

See accompanying notes to consolidated financial statements.



             CONSOLIDATED STATEMENTS OF CASH FLOWS
   Years ended June 25, 1997, June 26, 1996 and June 28, 1995


                                                      1997    1996      1995
                                                      ----    ----      ----
                                                       Amounts in thousands
Cash flows from operating activities:
 Net earnings                                 $     204,443  255,634  232,187
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                   291,236  248,287  200,931
    Deferred income taxes                           (17,988)  (7,698)  10,360
    Defined benefit plan                              3,919    3,371    3,310
    Reserve for insurance claims and self-insurance  (3,967)  (3,788)  (3,170)
    Stock compensation plans                         10,086    5,725    2,323
    Change in cash from:
      Receivables                                   (17,234)  (6,533)  14,101
      Merchandise inventories                       (70,089) (19,542) (69,900)
      Prepaid expenses                                 (314) (14,037)  (1,392)
      Accounts payable                                3,914   42,199   23,474
      Income taxes                                   (9,631)  23,223  (10,456)
      Other current accrued expenses                 19,533   30,104   12,449
                                                    -------  -------  -------
        Net cash provided by operating activities   413,908  556,945  414,217

Cash flows from investing activities:
  Purchases of property, plant and equipment, net  (423,105)(361,961)(371,563)
  Increase in investments and other assets          (54,548) (25,915)  (7,762)
                                                   --------- -------- --------
       Net cash used in investing activities       (477,653)(387,876)(379,325)
                                                   --------- ------- ---------
Cash flows from financing activities:
  Increase (decrease) in short-term borrowing s     270,000  (20,000) 120,500
  Payment on notes payable                              -        -    (17,008)
  Payments on capital lease obligations             (2,713)  (3,077)   (3,111)
  Purchase of common stock                         (94,500) (51,581)  (34,896)
  Proceeds of sales under associates'stock
    purchase plan                                   13,111   40,205    15,297
  Dividends paid                                  (144,165)(134,042) (116,506)
  Other                                              3,920    1,220      (205)
                                                 --------- --------- ---------
   Net cash provided by (used in)
           financing activities                     45,653 (167,275)  (35,929)
                                                 --------- --------- ---------
Increase (decrease) in cash and cash equivalents   (18,092)   1,794   ( 1,037)
Cash and cash equivalents at the beginning
                                of the yea r        32,208   30,414    31,451
                                                 --------- --------- ---------
Cash and cash equivalents at end of the year   $    14,116    32,208   30,414
                                                 ========= ========= =========
Supplemental cash flow information:
     Interest paid                             $    17,840    14,569   16,213
     Interest and dividends received           $     1,183     8,049    1,510
     Income taxes paid                         $   142,684   114,572  121,904
                                                 ========= ========= ========

See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Years ended June 25, 1997, June 26, 1996 and June 28, 1995


                                                    1997      1996      1995
                                                    ----      ----      ----
                                                      Amounts in thousands
Common stock:
 Beginning of year                            $   151,685    75,561   74,176
 Add par value of common stock issued for stock
  compensation plans and acquisition                  140     2,149    2,044
 Add par value of common stock issued in
 connection with 2-for-1 stock split                    -    75,580        -
Deduct par value of common stock acquired           2,949     1,605      659
                                                  -------   -------   ------
End of year                                       148,876   151,685   75,561

Retained earnings:
 Beginning of year                              1,190,611 1,155,031  981,509
 Net earnings                                     204,443   255,634  232,187
 Deduct excess of cost over par value of common
  stock acquired                                   91,551    49,976   34,237
Deduct cash dividends on common stock of $0.96,
 $0.885 and $0.78 per share in 1997, 1996 and
  1995, respectively                              144,165   134,042  116,506
Deduct par value of common stock issued in
  connection with 2-for-1 stock split                   -    75,580        -
Add excess of value or proceeds over par value
 of common stock and compensation costs recorded
 for stock compensation plans and acquisition       9,946    53,129  100,962
Add (deduct) associates' stock loans,
 net of payments                                   13,111   (14,330)  (8,839)
Unrealized gain on marketable securities            1,964         -        -
Other                                               4,259       745      (45)
                                                --------- --------- ---------
End of year                                     1,188,618 1,190,611 1,155,031
                                                ---------  --------- ---------
Total shareholders' equity                   $  1,337,494 1,342,296 1,230,592
                                                ========= ========== =========
See accompanying notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies and Other Information

     (a) Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal years ended 1997, 1996 and 1995 comprised 52 weeks.

     (b) Basis of Consolidation: The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands.

     (c) Acquisition: On March 26, 1995, the Company acquired Thriftway, Inc., a twenty-five store supermarket chain operating in Ohio and Kentucky in a stock-for-stock transaction which is not reflected in the statement of cashflows. This acquisition has been accounted for using the purchase method.

     (d) Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

     (e) Inventories: Inventories are stated at the lower of cost or market. The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 90% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

     (f) Marketable Securities: Included in investments and other assets was $19,400,000 at June 25, 1997, consisting principally of marketable equity securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate of component of shareholders' equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     (g) Financial Instruments: Interest rate swaps are accounted for under the accrual method. Net interest paid or received on these instruments is included in operating and administrative expense. See
     Note 6(b) for additional information on interest rate swap agreements.

1. Summary of Significant Accounting Policies and Other Information, continued

     (h) Income Taxes: Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     (i) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000,000 for automobile and general liability and $1,000,000 for workers' compensation. Self- insurance reserves are established for property losses with a maximum annual aggregate of $5,000,000 and a $100,000 per occurrence deductible after the aggregate is obtained. The Company is insured for insurance costs in excess of these limits.

     (j) Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k) Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Depreciation is provided over the estimated useful lives by the straight-line method or by methods that produce results similar to the straight-line method. Amortization of improvements to leased premises is provided principally by the straight-line method over the periods of the leases or the estimated useful lives of the improvements, whichever is less.

     The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the net cash flows expected to be generated by the asset.

     (l) Store Opening and Closing Costs: The costs of opening new stores and closing of old stores are charged to earnings in the year incurred.

1. Summary of Significant Accounting Policies and Other Information, continued

     (m) Earnings Per Share: The number of shares used in the calculation for 1997, 1996 and 1995 amounted to 150,288,694, 151,577,205 and
     149,434,006, respectively, which is the weighted average number of shares of common stock outstanding during each year. All share and per share amounts have been retroactively restated to reflect the 2-for-1 stock split effected on November 10, 1995.

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 governs the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 was issued to simplify the computation of EPS and replaces the Primary and Fully Diluted EPS calculations currently in use with calculations of Basic and Diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. The Company will begin to calculate its EPS in compliance with SFAS 128 in the quarter ending January 7, 1998. The adoption of this Statement will not materially affect the Company's earnings per share.

     (n) Stock-Based Compensation: During fiscal year 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based compensation plans. Prior to fiscal year 1996, the Company followed the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." Since the Company historically recorded compensation expense under APB Opinion 25 for its performance based plans, the adoption of this Standard in 1996 had no material effect on the Company's financial statements (see Note 7).

     (o) Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   Accounts Receivable

     Accounts receivable at year-end were as follows:
                                                           1997      1996
                                                           ----      ----
                                                        Amounts in thousands

     Trade and other receivables                     $   76,471     78,698
     Construction advances                              100,907     81,607
                                                       --------    -------
                                                        177,378    160,305
     Less: Allowance for doubtful items                   1,699      1,860
                                                       --------    -------
                                                    $   175,679    158,445

3.   Inventories

     At June 25, 1997, inventories valued by the LIFO method would have been $224,999,000 higher ($222,341,000 higher at June 26, 1996) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used for the year ended June 25, 1997, reported net earnings would have been $1,624,000 or $0.01 per share higher ($6,022,000 or $0.04 per share higher in 1996 and $4,625,000 or $0.03 per share higher in 1995).

4.   Property, Plant and Equipment

     Property, plant and equipment consists of the following:
                                                          1997         1996
                                                          ----         ----
                                                        Amounts in thousands

     Land                                          $     8,862         2,459
     Buildings                                          32,442        25,962
     Furniture, fixtures, machinery and equipment    2,149,817     1,915,937
     Transportation equipment                          124,419       117,242
     Improvements to leased premises                   435,837       397,464
     Construction in progress                           62,224        49,493
                                                     ---------     ---------
                                                     2,813,601     2,508,557
     Less: Accumulated depreciation and amortization 1,723,198     1,553,990
                                                     ---------     ---------
                                                     1,090,403       954,567

     Leased property under capital leases, less accumulated
     amortization of $37,090,000 ($37,373,000 in 1996)  38,278        44,282
                                                     ---------     ---------
     Net property, plant and equipment            $  1,128,681       998,849


     The Company had no non-cash additions to leased property for 1997 or 1996.

5.   Income Taxes

     The provision for income taxes consisted of:

                                                  Current   Deferred  Total
                                                     Amounts in thousands

     1997
          Federal                           $     115,347  (17,440)  97,907
          State                                    17,640     (548)  17,092
                                                  -------  -------- -------
                                            $     132,987  (17,988) 114,999
                                                  ======= ========= =======
     1996
          Federal                           $     117,136   (7,523) 109,613
          State                                    22,251     (173)  22,078
                                                  -------  -------  -------
                                            $     139,387   (7,696) 131,691
                                                  =======  =======  =======

     1995
          Federal                           $      89,648    9,326   98,974
          State                                    21,800    1,034   22,834
                                                  -------  -------  -------
                                            $     111,448   10,360  121,808
                                                  =======  =======  =======

     The following reconciles the above provision to the Federal statutory income tax rate:

                                                     1997     1996      1995
                                                     ----      ----      ----
     Federal statutory income tax rate              35.0 %    35.0 %    35.0 %
     State and local income taxes, net of federal
          income tax benefits                        3.1       3.5       4.3
     Other tax credits                              (0.6)     (0.2)     (1.1)
     Life insurance                                 (2.1)     (3.1)     (2.1)
     Other, net                                      0.6      (1.2)     (1.7)
                                                   ------     -----     -----
                                                    36.0 %    34.0 %    34.4 %


     The effective tax rate for 1997 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain corporate owned life insurance (COLI) policies are being phased out over a three-year period.

     In addition to the provision for income taxes presented above, the Company recorded deferred taxes of $1,105,000 in 1997 related to the unrealized gain on marketable securities.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 25, 1997, June 26, 1996 and June 28, 1995 are presented below:

                                                     1997     1996      1995
                                                    ------   ------    ------
                                                       Amounts in thousands

     Deferred tax assets:
     Reserve for insurance claims
     and self-insurance                          $  57,169   58,501    60,050
     Reserve for vacant store leases                14,521   10,319     7,738
     Unearned promotional allowance                 12,520    7,568     3,642
     Reserve for accrued vacations                  10,145    9,278     8,827
     State net operating loss carry forwards         7,410    6,962     7,174
     Excess of book over tax depreciation           11,033   10,026     9,088
     Excess of book over tax rent expense            1,482    1,133       923
     Excess of  book over tax retirement expense    12,565   10,750     8,046
     Uniform capitalization of inventory             6,797    5,181     4,602
     Other, net                                     31,366   25,464    14,824
                                                   -------  -------   -------
       Total gross deferred tax assets             165,008  145,182   124,914
       Less: Valuation allowance                     7,314    6,896     6,487
                                                   -------  -------   -------
               Net deferred tax assets             157,694  138,286   118,427
                                                   -------  -------   -------
     Deferred tax liabilities:
       Excess of tax over book depreciation        (16,312) (18,514)  (16,036)
       Bahamas subsidiary foreign earnings         (10,680) (11,506)  (11,535)
       Unrealized gain on marketable securities     (1,105)       -          -
       Other, net                                  (17,879) (13,429)   (3,717)
                                                   -------  -------   -------
        Total gross deferred tax liabilities       (45,976) (43,449)  (31,288)
                                                   -------  -------   -------
        Net deferred tax assets              $     111,718   94,837    87,139
                                                   =======  =======   =======


     Current deferred income taxes of $89,589,000 and $72,105,000 for 1997 and 1996, respectively, are included in the prepaid expenses in the accompanying consolidated balance sheets.

     The Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

6.   Financing

     (a) Credit Arrangements: The Company has available a $500.0 million commercial paper program. As of June 25, 1997, there was $380.0 million outstanding as compared to $110.0 million outstanding on June 26, 1996. The average interest rate on the commercial paper outstanding on June 25, 1997 was 5.7% as compared to 5.5% on June 26, 1996. The Company also has short-term lines of credit totaling $445.0 million. The lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. There were no short-term borrowings against bank lines of credit as of June 25, 1997 or June 26, 1996.

          The carrying amount of short-term borrowings approximates fair value because of their short-term maturity. As such, the Company is not exposed to a significant amount of interest rate risk.

     (b) Interest Rate Swap: The Company has entered into interest rate swap agreements to reduce the impact of changes in rental payments on retail locations, distribution facilities and manufacturing facilities that have a lease term of 25 years and whose primary rent expense fluctuates with the commercial paper (CP) interest rate.
          At June 25, 1997, the Company had outstanding four interest rate swap agreements, having a notional principal amount of $50.0 million each, with an investment bank. These agreements effectively change the Company's exposure on its leased real estate with floating rental payments to fixed rental payments based on a 7.59% interest rate. The interest rate swap agreements mature on June 30,1998, 2001, 2002 and 2003. In addition, the table below reflects an additional interest rate swap agreement, having a notional principal amount of $50.0 million, that does not become effective until the termination date of the interest rate swap agreement that matures on June 30, 1998. The Company is exposed to credit loss in the event of nonperformance by the other party to these interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterpart.

     Since current short-term interest rates at June 25, 1997, are below the 7.59% rate of these contracts, the estimated negative value of these swaps was approximately $10.9 million.

     The table below presents notional amounts and interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable receive rates are based on implied forward rates in the yield curve at the reporting date.

                                         Expected Maturity Dates
                                    ---------------------------------
                                                               There-
                                    1998 1999 2000 2001 2002   after   Total
                                    ---- ---- ---- ---- ----  -------  -----
                                              Amounts in millions
    Interest Rate Swaps
      Variable to Fixed        $      50             50   50      100    250
      Average Pay Rate          %   8.00           7.46 7.35     7.57   7.59
      Average Receive Rate      %   5.96           6.30 6.37     6.43   6.30

7.   Stock Compensation Plans

          The Company has an employee stock purchase plan, long-term incentive stock compensation plans and a performance based stock option plan.
     Under SFAS 123, purchase discounts for the employee stock purchase plan and the fair value at date of grant for the long-term incentive stock compensation plans and the performance based stock option plan are charged to compensation cost over the vesting or performance period.
     The fair value of each grant under the performance based stock option plan was estimated on the date of the grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 7.0%; dividend yield of 2.8%; expected lives of 7years; and volatility of .225.

     The compensation costs that have been charged against income for these stock compensation plans was $10.1 million in 1997 and $5.7 million in 1996. In 1995, the Company accounted for these programs under APB Opinion 25 and compensation cost of $2.3 million was recorded.

     (a) Stock Purchase Plan: The Company has a stock purchase plan in effect for associates. Under the terms of this Plan, the Company may grant options to purchase shares of the Company's common stock at a price not less than the greater of 85% of the fair value at the date of grant or $1.00. During fiscal year 1995, 602,546 shares (pre-split) of common stock were sold to associates at an aggregate price of $25,909,478. During fiscal year 1996, 1,069,251 shares (pre-split) of common stock were sold to associates at an aggregate price of $54,531,801. On October 2, 1996, the shareholders approved an amendment to the Revised Winn-Dixie Stock Purchase Plan for Employees, so as to make an additional 2,000,000 shares of the Company's common stock available for sale. There are 2,392,626 shares of the Company's common stock available for the grant of options under the Plan.

          Loans to associates for the purchase of the Company's common stock are reported in the financial statements as a reduction of Shareholders' Equity, rather than as a current asset. Loans outstanding were $11,882,000 and $24,945,000 at June 25, 1997 and June 26, 1996,
     respectively.

     (b) Stock Compensation Plans: The Company has long-term incentive stock compensation plans. Under these programs the Company issues restricted shares of the Company's common stock to eligible management associates. Restricted shares issued and the weighted average fair value on the grant date are as follows: 150,338 shares ($35.21) in 1997; 42,076 shares ($27.88) in 1996; and 48,708 shares ($22.44) in 1995. The vesting of these shares are contingent upon certain specified goals being attained over a three year period.

     (c) Stock Option Plan: Under the Company's Key Employee Stock Option Plan, 2,000,000 shares of the Company's common stock were made available for grant at an exercise price of no less than the market value at date of grant. Options granted under this performance based stock option plan are earned over a two year period, if certain performance goals are attained. The options for 226,000 shares granted in 1992 at an exercise price of $21.063 have been earned and will expire on December 31, 1998. The options for 466,000 shares granted in 1994 at an exercise price of $22.438 have also been earned and expire on January 15, 2001. The options for 8,000 shares granted in 1995 at an exercise price of $27.938 have been earned and expire on January 15, 2001.

      On July 29, 1996, the Compensation Committee approved the grant of options for 237,000 shares, effective June 19, 1996, at an exercise price of $34.625 ($9.84 fair value of option). Of these options granted, 118,500 would have been exercisable on June 25, 1997 but were not earned. These options will now become exercisable on June 24, 1998, if earned. The remaining 118,500 shares will become exercisable on June 30, 1999, if earned. These options expire on January 15, 2003.

      Changes in options under these plans during the years ended June 25, 1997, June 26, 1996 and June 28, 1995, were as follows:

                                                                 Weighted
                                                                  Average
                                                    Number of   Option Price
                                                      Shares      Per Share
                                                    ---------   ------------
     Outstanding - June 29, 1994                      956,000     $19.85
     Granted                                            8,000     $27.94
     Exercised                                        (58,000)    $15.43
     Forfeited                                        (30,000)    $22.44
                                                      -------     ------
     Outstanding - June28, 1995                       876,000     $20.13
     Granted                                                -     $    -
     Exercised                                       (236,000)    $14.94
     Forfeited                                        (10,000)    $22.44
                                                      -------     ------
     Outstanding - June 26, 1996                      630,000     $22.04
     Granted                                          237,000     $34.63
     Exercised                                       (142,000)    $21.97
     Forfeited                                        (22,000)    $34.63
                                                      -------     ------
     Outstanding -June 25, 1997                       703,000     $25.90
                                                      =======     ======
     Exercisable  -June 25, 1997                      488,000     $22.05
                                                      =======     ======
     Shares available for additional grant            713,000
                                                      =======

          The number of shares exercisable and their weighted average exercise price at the end of the year are as follows: 488,000 shares ($22.05) in 1997; 389,000 shares ($21.67) in 1996; and 650,000 shares ($19.26) in
     1995. At June 25, 1997, the 703,000 options outstanding have a weighted average contractual life of 4.1 years.

8.   Leases

     (a) Leasing Arrangements: There were 1,466 leases in effect on store locations and other properties at June 25, 1997. Of these 1,466 leases, 44 store leases and 2 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next twenty-five years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

      The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental which is based on a percentage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

     (b) Leases: The following is an analysis of the leased property under capital leases by major classes:
                                                    Asset balances at
                                                June 25, 1997  June 26, 1996
                                                -------------  -------------
                                                    Amounts in thousands

     Store facilities                             $    59,646    65,933
     Warehouses and manufacturing facilities           15,722    15,722
                                                      -------   -------
                                                       75,368    81,655
     Less: Accumulated amortization                    37,090    37,373
                                                      -------   -------
                                                  $    38,278    44,282
                                                      =======   =======

          The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of June 25, 1997.

                                                      Capital   Operating
                                                      -------   ---------
                                                      Amounts in thousands
Fiscal Year:
          1998                                    $    10,111     292,491
          1999                                          9,764     284,431
          2000                                          9,633     280,631
          2001                                          9,638     275,793
          2002                                          9,699     271,404
          Later  years                                 61,347   2,592,409
                                                      -------   ---------
     Total minimum lease payments                     110,192   3,997,159
                                                                =========
     Less: Amount representing estimated taxes,
          maintenance and insurance costs included in
          total minimum lease payments                  2,286
                                                      -------
     Net minimum lease payments                       107,906
     Less:   Amount representing interest              50,857
                                                      -------
     Present value of net minimum lease payments    $  57,049
                                                      =======

     Rental payments under operating leases including, where applicable, real estate taxes and other expenses are as follows:
                                      1997     1996        1995
                                      ----     ----        ----
                                         Amounts in thousands

     Minimum rentals          $    276,259    254,705     218,921
     Contingent rentals              2,618      3,320       3,323
                                   -------    -------     -------
                              $    278,877    258,025     222,244
                                   =======    =======     =======

9.   Commitments and Contingent Liabilities

     (a) Associate Benefit Programs: The Company has noncontributory, trusteed profit sharing retirement programs which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $62,250,000, $62,200,000 and $55,250,000 in 1997, 1996 and 1995,
     respectively.

      In addition to providing profit sharing benefits, the Company makes group insurance available to early retirees from the time they retire until age 65 when they qualify for Medicare/Medicaid. Currently, the early retiree group constitutes 116 associates. This group of retirees bear the entire costs of this plan, which is maintained totally separate from the Company's regular group insurance plan. The Company reserves the right to modify these benefits.

     (b)  Defined Benefit Plan:  The Company has a Management Security Plan
     (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 636 qualified active associates of the Company and 382 former participants. Total MSP cost charged to operations was $5,485,000, $4,942,000 and $4,979,000 in 1997,
     1996 and 1995, respectively. The projected benefit obligation at June 25, 1997 was approximately $38,103,000. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 1997, 1996 and 1995.

      Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $170,479,000 and $154,438,000 at June 25, 1997 and June 26, 1996,
     respectively.

      The Company holds life insurance on a broad-based group of qualified associates. These insurance policies are shown on the balance sheet at their cash surrender value, net of policy loans aggregating $302,055,000 at June 25, 1997 and $459,583,000 at June 26, 1996.

     (c) Supplemental Retirement Plan: The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. At June 25, 1997, the Company's liability under this program was $7.6 million.

     (d) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws. In addition, the Company is a party to various proceedings arising under federal, state or local regulations protecting the environment. Management is of the opinion that any liability which might result from any such claim, lawsuit or proceeding will not have a material adverse effect on the Company's consolidated earnings or financial position.

10.  Related Party Transactions

          The Company is self-insured for purposes of employee group life, medical, accident and sickness insurance, with American Heritage Life Insurance Company, a related party, providing administrative services and expenses for medical and accident claims. American Heritage Life Insurance Company also financed the development and expansion of certain retail stores. Total payments aggregating $29,995,000, $25,001,000 and $13,442,000 were made in 1997, 1996 and 1995, respectively.

11.  Quarterly Results of Operations (Unaudited)

          The following is a summary of the unaudited quarterly results of operations for the years ended June 25, 1997, June 26, 1996 and June 28, 1995:

                                        Quarters Ended

                            Sept. 18       Jan. 8       April 2      June 25
          1997             (12 Weeks)    (16 Weeks)   (12 Weeks)   (12 Weeks)
                           ---------     ---------     ---------    ---------
                               Dollars in thousands except per share data
Net sales               $  2,985,702     4,057,174     3,114,029    3,061,810
Gross profit on sales   $    740,723       989,319       790,258      795,553
Net earnings            $     47,033        47,687        57,343       52,380
Earnings per share      $       0.31          0.32          0.38         0.35
Net LIFO charge (credit)$      3,666         3,666         3,055       (8,763)
Net LIFO charge (credit)
         per share      $       0.02          0.02          0.01        (0.04)
Dividends per share     $       0.16          0.32          0.24         0.24
Market price range      $ 36.13-32.75   35.38-31.13   34.13-29.88  42.38-32.00

                                                    Quarters Ended

                            Sept. 20       Jan. 10       April 3      June 26
          1996             (12 Weeks)    (16 Weeks)    (12 Weeks)   (12 Weeks)
                           ---------     ---------     ---------    ---------
                               Dollars in thousands except per share data
Net sales               $  2,934,958     3,972,563     3,035,323    3,012,644
Gross profit on sales   $    677,559       946,312       742,820      726,553
Net earnings            $     45,877        72,460        63,252       74,045
Earnings per share      $       0.30          0.48          0.42         0.49
Net LIFO charge (credit)$      3,666         2,444         1,833       (1,921)
Net LIFO charge (credit)
          per share     $       0.03          0.01          0.01        (0.01)
Dividends per share     $      0.140         0.295         0.225        0.225
Market price range      $ 30.50-28.06   37.50-29.69   38.38-33.63  35.63-31.88

                                        F-23

                                               Quarters Ended

                            Sept. 21       Jan. 11        April 5     June 28
          1995             (12 Weeks)    (16 Weeks)     (12 Weeks)  (12 Weeks)
                           ---------     ---------     ---------    ---------
                               Dollars in thousands except per share data
Net sales               $  2,590,364     3,537,824     2,775,842    2,883,813
Gross profit on sales   $    590,546       809,912       642,018      680,831
Net earnings            $     40,045        67,472        56,936       67,734
Earnings per share      $       0.27          0.45          0.38         0.45
Net LIFO charge (credit)$      1,690         2,253         2,816       (2,134)
Net LIFO charge (credit)
 per share              $       0.01          0.01          0.02        (0.01)
Dividends per share     $       0.13          0.26         0.195        0.195
Market price range      $ 26.82-21.32   27.25-24.50   28.57-25.94  28.94-27.32


During 1997, 1996 and 1995, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.9% to 0.2%, 1.2% to 0.8% and 1.6% to 0.6%, respectively.

          Fourth Quarter Results of Operations
          ------------------------------------

                                           June 25,   June 26,      June 28,
                                             1997       1996          1995
                                         (12 weeks)  (12 weeks)   (12 weeks)
                                          ---------   ---------    ---------
                                                 Amounts in thousands
Net sales                            $    3,061,810   3,012,644    2,883,813
Cost of sales                             2,266,257   2,286,091    2,202,982
                                          ---------   ---------    ---------
Gross profit on sales                       795,553     726,553      680,831
Operating and administrative expenses       738,958     647,429      607,460
                                          ---------   ---------    ---------
Operating income                             56,595      79,124       73,371
Cash discounts and other income, net         29,957      30,473       25,749
Interest expense                             (4,707)     (1,640)      (2,083)
                                          ---------   ---------    ---------
Earnings before income taxes                 81,845     107,957       97,037
Income taxes                                 29,465      33,912       29,303
                                          ---------   ---------    ---------
Net earnings                         $       52,380      74,045       67,734
                                          =========   =========    =========

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

                  INDEPENDENT AUDITORS' REPORT
                ON FINANCIAL STATEMENT SCHEDULES



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of July 28, 1997, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 25, 1997 and June 26, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 25, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index on page 15 of the annual report on Form 10-K for the year 1997. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                  KPMG Peat Marwick LLP
                                               Certified Public Accountants



Jacksonville, Florida
July 28, 1997

                                                                 Schedule II


            WINN-DIXIE STORES, INC. AND SUBSIDIARIES
         Consolidated Valuation and Qualifying Accounts
   Years Ended June 25, 1997, June 26, 1996 and June 28, 1995
                     (Amounts in thousands)


                                    Balance at  Additions  Deductions  Balance
                                     beginning  charged to    from      at end
Description                           of year    income     reserves   of year
-------------------                 ---------  ----------  ---------- --------

Year ended June 25, 1997:
Reserves deducted from assets
         to which they apply:
Allowance for doubtful receivables $  1,860      14,318       14,479    1,699
                                    =======     =======      =======   ======
Reserves not deducted from assets:
 Reserves for insurance claims
               and self-insurance:
    -Current                       $ 61,760      81,194       82,735   60,219
    -Noncurrent                      97,209           -        2,426   94,783
                                    --------     -------      -------  -------
                                   $158,969      81,194       85,161  155,002
                                   ========     =======      ======= ========



Year ended June 26, 1996:
Reserves deducted from assets
         to which they apply:
Allowance for doubtful receivables $  1,105      20,150       19,395    1,860
                                    =======     =======      =======   ======
Reserves not deducted from assets:
Reserves for insurance claims and
                   self-insurance:
    -Current                       $ 59,373      85,744       83,357   61,760
    -Noncurrent                     103,384       2,039        8,214   97,209
                                    -------     -------      -------  -------
                                   $162,757      87,783       91,571  158,969
                                    =======     =======      =======  =======



Year ended June 28, 1995:
Reserves deducted from assets
         to which they apply:
Allowance for doubtful receivables $    834      12,783       12,512    1,105
                                    =======     =======      =======   ======
Reserves not deducted from assets:
Reserves for insurance claims and
                   self-insurance:
     -Current                     $  60,510      81,323       82,460    59,373
     -Noncurrent                    105,417           -        2,033   103,384
                                    -------     -------      -------   -------
               $                    165,927      81,323       84,493   162,757
                                    =======     =======      =======   =======