Form 10-Q
period 1997-09-17
WINN DIXIE STORES INC
filed 1997-10-07
CIK 107681

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                     _____________________

                           FORM 10-Q



(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES  EXCHANGE ACT OF 1934
               For the quarterly period ended September 17, 1997

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

     As of September 30, 1997 there were 148,891,318 shares outstanding of the registrant's common stock, $1 par value.

                    WINN-DIXIE STORES, INC.

                           FORM 10-Q

                       TABLE OF CONTENTS

                 Part I:  Financial Information
                                                                 Page

Condensed Consolidated Statements of Earnings
     (Unaudited), For the 12 Weeks Ended
     September 17, 1997 and September 18, 1996                    1

Condensed Consolidated Balance Sheets (Unaudited),
     September 17, 1997 and June 25, 1997                         2

Condensed Consolidated Statements of Cash Flows
     (Unaudited), For the 12 Weeks Ended
     September 17, 1997 and September 18, 1996                    3

Notes to Condensed Consolidated Financial Statements
     (Unaudited)                                                  4

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        5-7


                  Part II:  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders     8

Item 6.  Exhibits and Reports on Form 8-K                         9

Signatures                                                       10

Articles of Amendment to the Restated Articles of
Incorporation of Winn-Dixie Stores, Inc.                    Exhibit 3.1.3

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
           Amounts in thousands except per share data



                                                 For the 12 Weeks Ended
                                             Sept. 17, 1997   Sept. 18, 1996
                                            ----------------  ---------------

Net sales                                  $   3,056,203          2,985,702
Cost of sales                                  2,233,380          2,244,979
                                             ------------       ------------
Gross profit                                     822,823            740,723
Operating & administrative expenses              765,976            689,129
                                             ------------       ------------
Operating income                                  56,847             51,594
Cash discounts & other income                     26,249             26,384
Interest expense                                  (7,080)            (4,489)
                                             ------------       ------------
Earnings before income taxes                      76,016             73,489
Provision for income taxes                        28,506             26,456
                                             ------------       ------------
Net earnings                               $      47,510             47,033
                                             ============       ============
Earnings per share                         $        0.32               0.31
                                             ============       ============
Dividends per share                        $        0.17               0.16
                                             ============       ============

See accompanying notes to Condensed Consolidated Financial Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   	Amounts in thousands

ASSETS                                          Sept. 17, 1997  June 25, 1997
                                              ---------------- --------------
Cash and cash equivalents                     $       23,176          14,116
Trade and other receivables                          169,057         175,679
Merchandise inventories less LIFO reserve
 of $229,999 ($224,999 at June 25, 1997)           1,290,553       1,249,215
Prepaid expenses                                     133,220         148,961
                                                  -----------      ----------
 Total current assets                              1,616,006       1,587,971

Investments and other assets                         184,530         182,628
Deferred income taxes                                 21,151          22,129
Net property, plant and equipment                  1,128,953       1,128,681
                                                  -----------      ----------
Total assets                                   $   2,950,640       2,921,409
                                                  ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                               $     581,973         604,034
Short-term borrowings                                376,000         380,000
Reserve for insurance claims and self-insurance       56,951          60,219
Accrued wages and salaries                            96,643          98,771
Accrued rent                                          80,254          76,528
Accrued expenses                                     160,513         137,115
Current obligations under capital leases               3,031           3,023
Income taxes                                          54,450          32,923
                                                  -----------      ----------
 Total current liabilities                         1,409,815       1,392,613
                                                  -----------      ----------
Obligations under capital leases                      53,431          54,026
Defined benefit plan                                  34,328          33,452
Reserve for insurance claims and self-insurance       94,783          94,783
Other liabilities                                     10,103           9,041
Shareholders' equity:
 Common stock                                        148,889         148,876
 Retained earnings                                 1,199,291       1,188,618
                                                  -----------      ----------
 Total shareholders' equity                        1,348,180       1,337,494
                                                  -----------      ----------
Total liabilities and shareholders'
 equity                                        $   2,950,640       2,921,409
                                                  ===========     ==========

See accompanying notes to Condensed Consolidated Financial Statements.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 	 Amounts in thousands

                                                       For the 12 Weeks Ended
       FISCAL YEAR-TO-DATE                       Sept. 17, 1997 Sept. 18, 1996
                                                --------------  --------------
Cash flows from operating activities:
 Net earnings                                      $      47,510       47,033
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                          72,737       62,935
   Deferred income taxes                                   4,025       (1,736)
   Defined benefit plan                                      876        1,400
   Reserve for insurance claims and self-insurance        (3,268)      (5,402)
   Stock compensation plans                                2,162        1,612
   Change in cash from:
     Receivables                                           6,622        9,823
     Merchandise inventories                             (41,338)     (45,880)
     Prepaid expenses                                     17,058       30,616
     Accounts payable                                    (21,761)     (28,627)
     Income taxes                                         17,502       19,646
     Other current accrued expenses                       26,131        5,846
                                                     ------------   ----------
  Net cash provided by operating activities              128,256       97,266
                                                     ------------   ----------
Cash flows from investing activities:

 Purchases of property, plant and equipment, net        (72,982)      (95,189)
 Increase in investments and other assets                (2,749)       (8,985)
                                                    ------------    ----------
      Net cash used in investing activities             (75,731)     (104,174)
                                                    ------------    ----------
Cash flows from financing activities:
 Increase (decrease) in short-term borrowings            (4,000)       70,000
 Payments on capital lease obligations                   (1,127)         (622)
 Purchase of common stock                                (2,809)      (17,208)
 Proceeds of sales under associates' stock purchase plan  2,460         3,198
 Dividends paid                                         (25,281)      (24,228)
 Other                                                  (12,708)       (8,832)
                                                    ------------    ----------
 Net cash provided by (used in) financing activities    (43,465)       22,308
                                                    ------------    ----------
Increase in cash and cash equivalents                     9,060        15,400
Cash and cash equivalents at beginning of year           14,116        32,208
                                                    ------------    ----------
Cash and cash equivalents at end of period      $        23,176        47,608
                                                    ============    ==========
Supplemental cash flow information:
 Interest paid                                  $         3,644         2,795
 Interest and dividends received                $           247           290
 Income taxes paid                              $         7,016         8,825
                                                    ============    ==========
See accompanying notes to Condensed Consolidated Financial Statements.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)

(A) Financial information reflects all adjustments which, in the opinion of management, are necessary to reflect the results of operations and
    financial position for the quarters shown.   These condensed financial
    statements should be read in conjunction with the fiscal 1997 Form 10-K Annual Report of the Company. The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Merchandise inventories are stated at the lower of cost or market, approximately 90%of which are valued under the LIFO method.

(C) Results for the quarter reflect a pretax LIFO inventory charge of $5.0 million in 1997 and $6.0 million in 1996. If the FIFO method had been used, current quarter net earnings would have been $50.6 million or $0.34 per share as compared with net earnings of $50.7 million or $0.33 per share in the previous year.

(D) The Company has an authorized $500.0 million Commercial Paper program and short-term lines of credit totaling $445.0 million. On September 17, 1997, there was $355.0 million in commercial paper and $21.0 million from bank lines of credit outstanding as compared to $380.0 million in commercial paper and none from bank lines of credit outstanding on June 25, 1997.

(E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal year 1998 is 37.5% as compared to 36.0% in 1997. The effective tax rate during fiscal 1998 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

(F) Earnings Per Share: The number of shares used in the calculations for 1998 and 1997 amounted to 149,133,641 and 151,571,793, respectively, which is the weighted average number of shares of common stock outstanding during the 12 week period ended September 17, 1997 and September 18, 1996, respectively.

(G) Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

(H) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws. In addition, the Company is a party to various proceedings arising under federal, state or local regulations protecting the environment. Management is of the opinion that any liability which might result from any such claim, lawsuit or proceeding will not have a material adverse effect on the Company's consolidated earnings or financial position.
                                  Page 4

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales for the first quarter totaled $3.1 billion, up $70.5 million, or 2.4% over the previous year. For the first quarter, average store sales increased 2.2% and comparable store sales decreased 1.4%.

During the quarter, the Company opened 27 new stores, averaging 50,100 square feet, closed 17 older stores averaging 29,800 square feet and enlarged or remodeled 18 store locations, having 1,184 locations in operation on September 17, 1997, compared to 1,178 last year. As of September 17, 1997, retail space totaled 48.7 million square feet, a 5.4% increase over the prior year. There are 58 new stores and 65 store enlargements or remodels under construction.

Gross profit increased $82.1 million for the quarter. As a percent to sales, gross profit for the current quarter was 26.9%, compared to 24.8% in the previous year. The increase in gross profit margins is a result of an improved inventory mix in our larger stores and an increase in retail prices necessitated by rising store operating expenses attributed to our larger stores.

Operating and administrative expenses increased $76.8 million for the current quarter. As a percent to sales, operating and administrative expenses for the current quarter were 25.1%, compared to 23.1% last year. Our increase in operating and administrative expense is due to a higher payroll percentage in our larger stores, occupancy cost and depreciation expense.

Cash discounts and other income totaled $26.2 million for the first quarter, compared to $26.4 million last year. The decrease in cash discounts and other income is a result of a decrease in miscellaneous income. Investment income for the current quarter totaled $0.1 million compared to $0.1 million last year.

Interest expense totaled $7.1 million for the current quarter compared to $4.5 million for the comparable period last year. The increase in interest expense for the quarter is related to the increase in short-term borrowings.

Earnings before income taxes were $76.0 million for the current quarter compared to $73.5 million in the previous year. The increase in pre-tax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 37.5% for the current year and 36% for the previous year. This rate is expected to approximate the effective rate for the full 1998 fiscal year. The effective tax rate during fiscal 1998 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

Net earnings amounted to $47.5 million, or $0.32 per share for the current quarter compared to $47.0 million, or $0.31 per share for the comparable period last year. The LIFO charge reduced net earnings by $3.1 million, or $0.02 per share for the current quarter compared to $3.7 million, or $0.02 per share in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $23.2 million at September 17, 1997, compared to $47.6 million at September 18, 1996. Net cash provided by operating activities amounted to $128.3 million for the 12 weeks ended September 17, 1997, compared to $97.3 million for the comparable period last year. Capital expenditures totaled $73.0 million compared to $95.2 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $850 million in 1998. The Company has no material construction or purchase commitments outstanding as of September 17, 1997.

Working capital amounted to $206.2 million at September 17, 1997, compared to $195.4 million at June 25, 1997.

The Company has an authorized $500.0 million Commercial Paper program. In addition, the Company has $445.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of September 17, 1997, $355.0 million of commercial paper was outstanding as compared to $380.0 million on June 25, 1997. The average interest rate on the commercial paper outstanding on September 17, 1997 was 5.7% as compared to 5.7% on June 25, 1997. The Company had $21.0 million in short-term borrowings against bank lines of credit as of September 17, 1997 as compared to none on June 25, 1997. The interest rate on the bank lines of credit on September 17, 1997 was 5.7%.

Excluding capital leases, the Company had no outstanding long-term debt as of either September 17, 1997 or June 25, 1997.

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

Cautionary Statement Regarding Forward-Looking Information and Statements

This Form 10-Q contains certain information that constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involves risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words, "estimate," "project," "intend" and "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to, growth, competition, inflation, pricing and margin pressures, law and taxes. Please refer to discussions of these and other factors in this Form 10-Q and other Company filings with the Security and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

      Part II  -  Other Information

Item 4.          Submission of Matters to a Vote of Security Holders

     (a) The 1997 Annual Meeting of Shareholders of the Company took place on October 1, 1997.

     (b)  Three matters were voted on at the meeting:

       1. The election of four (4) Class II Directors for terms expiring in 2000;

       2. Approval and ratification of an amendment to the Restated Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 200,000,000 shares to 400,000,000 shares;

       3. Ratification of the appointment by the Board of Directors of the Company of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 26, 1997.

     With respect to the election of Directors, the votes were as follows:

          Class II, for terms expiring in 2000   Shares for   Shares Withheld
          ------------------------------------  ------------  ---------------
          Robert D. Davis                       121,463,086       1,905,875
          James Kufeldt                         121,467,486       1,901,475
          Charles H. McKellar                   121,463,364       1,905,597
          David F. Miller                       121,406,039       1,962,922


     With respect to approval and ratification of the amendment to the Restated Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 200,000,000 shares to 400,000,000 shares; the vote was: 116,855,842 shares for; 5,635,298 shares against; 877,821 shares abstained. There were zero broker non-votes.

      With respect to the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 26, 1997, the vote was:
122,362,872 shares for; 224,765 shares against; 781,324 shares abstained. There were zero broker non-votes.

            WINN-DIXIE STORES, INC. AND SUBSIDIARIES

      Part II  -  Other Information


Item 6.     Exhibits and Reports on Form 8-K
Exhibits 3.1.3 Articles of Amendment to the Restated Articles of Incorporation as adopted on October 1, 1997.

Report on Form 8-K

There were no reports on Form 8-K filed for the quarter ended September 17, 1997.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WINN-DIXIE STORES, INC.


Date: October 6, 1997                           RICHARD P. MCCOOK
      ---------------                           -----------------
                                          	Richard P. McCook
                                          	Financial Vice President and
                                           	Principal Financial Officer

Date: October 6, 1997                          	DAVID H. BRAGIN
      ---------------                           ------------------
                                                David H. Bragin
                                            	Corporate Treasurer and
                                         	Principal Accounting Officer

               EXHIBIT 3.1.3 ARTICLES OF AMENDMENT TO THE RESTATED
                               ARTICLES OF INCORPORATION


                                                              Exhibit 3.1.3


                      ARTICLES OF AMENDMENT
           TO THE RESTATED ARTICLES OF INCORPORATION
                               OF
                    WINN-DIXIE STORES, INC.



     1.   The name of this Corporation is WINN-DIXIE STORES, INC.

     2. The Restated Articles of Incorporation of the Corporation were filed with the Florida Department of State on October 28,1991.

     3. Articles of Amendment to the Restated Articles of Incorporation of the Corporation were filed with the Florida Department of State on October 13,1992 and October 17, 1994.

     4. The first sentence of ARTICLE THIRD of the Restated Articles of Incorporation of the Corporation is hereby amended by deleting such sentence in its entirety and substituting in lieu thereof the following:

          "The total number of shares, including those previously authorized, which the Company may have outstanding at any time is 400,000,000 shares, all of which shall be Common Stock, having a par value of $1.00 per share."

     5. The foregoing amendment was adopted pursuant to Section 607.1003 of the Florida Business Corporation Act, by the unanimous written consent of the Board of Directors of the Corporation effective June 16, 1997, and by the Shareholders of the Corporation at the Annual Meeting of Shareholders on October 1, 1997.

     6. The number of votes cast for the amendment by the Shareholders of the Corporation was sufficient for approval of the amendment.

     IN WITNESS WHEREOF, Winn-Dixie Stores, Inc. has caused these Articles of Amendment to the Restated Articles of Incorporation of Winn-Dixie Stores, Inc. to be executed in its name by its President on this 1st day of October, 1997.

                                        WINN-DIXIE STORES, INC.



                                 By                 JAMES KUFELDT
                                                ---------------------------
                                                    James Kufeldt
                                                      President