Form 10-Q
period 1998-01-07
WINN DIXIE STORES INC
filed 1998-01-23
CIK 107681

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                       _____________________

                             FORM 10-Q

(Mark One)
      x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 7, 1998


                                OR


      _   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________ to____________

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

                            Unchanged
(Former name, former address and former fiscal year, if changed since last report)
                      ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No

     As of January 14, 1998, there were 148,643,496 shares outstanding of the registrant's common stock, $1 par value.

                      WINN-DIXIE STORES, INC.

                             FORM 10-Q

                         TABLE OF CONTENTS

                  Part I:  Financial Information

                                                            Page

Condensed Consolidated Statements of Earnings
  (Unaudited), For the 16 and 28 Weeks Ended
  January 7,1998 and January 8,1997                          1

Condensed Consolidated Balance Sheets (Unaudited),
  January 7, 1998 and June 25, 1997                          2

Condensed Consolidated Statements of Cash Flows
  (Unaudited), For the 28 Weeks Ended
  January 7, 1998 and January 8, 1997                        3

Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                              4-6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                     7-10


                    Part II:  Other Information


Item  5.  Other Information                                  11

Item 6.   Exhibits and Reports on Form  8-K                  11

Signatures                                                   11

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
            Amounts in thousands except per share data


                                        For the 16 Weeks Ended
MOST RECENT QUARTER                    Jan. 7, 1998 Jan. 8, 1997

Net sales                             $  4,150,243    4,057,174
Cost of sales                            3,054,686    3,067,855
                                         ---------    ---------
Gross profit                             1,095,557      989,319
Operating & administrative expenses      1,029,947      943,392
                                         ---------    ---------
Operating income                            65,610       45,927
Cash discounts & other income               34,130       35,786
Interest expense                            (9,935)      (7,202)
                                         ---------     --------
Earnings before income taxes                89,805       74,511
Provision for income taxes                  33,677       26,824
                                         ---------     --------
Net earnings                          $     56,128       47,687
                                         =========     ========
Basic and diluted earning per share   $       0.38         0.32
                                         =========     ========
Dividends per share                   $       0.34         0.32
                                         =========     ========

FISCAL YEAR-TO-DATE                     For the 28 Weeks Ended
                                       Jan. 7, 1998  Jan. 8, 1997

Net sales                             $  7,206,446    7,042,876
Cost of sales                            5,288,066    5,312,834
                                        ----------    ---------
Gross profit                             1,918,380    1,730,042
Operating & administrative expenses      1,795,923    1,632,521
                                        ----------    ---------
Operating income                           122,457       97,521
Cash discounts & other income               60,379       62,170
Interest expense                           (17,015)     (11,691)
                                        ----------    ---------
Earnings before income taxes               165,821      148,000
Provision for income taxes                  62,183       53,280
                                        ----------    ---------
Net earnings                          $    103,638       94,720
                                        ==========    =========
Basic and diluted earnings per share  $       0.70         0.63
                                        ==========    =========
Dividends per share                   $       0.51         0.48
                                        ==========    =========

See accompanying notes to Condensed Consolidated Financial
Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       Amounts in thousands


ASSETS                                     Jan. 7, 1998 June 25, 1997

Cash and cash equivalents                   $    23,433        14,116
Trade and other receivables                     125,898       175,679
Merchandise inventories less LIFO reserve of
    $234,999 ($224,999 at June 25, 1997)      1,355,701     1,249,215
Prepaid expenses                                129,209       148,961
                                              ---------     ---------
Total current assets                          1,634,241     1,587,971
Investments and other assets                    191,909       182,628
Deferred income taxes                            19,271        22,129
Net property, plant and equipment             1,140,336     1,128,681
                                              ---------     ---------
Total assets                               $  2,985,757     2,921,409
                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                           $    586,923       604,034
Short-term borrowings                           401,500       380,000
Reserve for insurance claims and self-insurance  63,869        60,219
Accrued wages and salaries                      110,032        98,771
Accrued rent                                     77,173        76,528
Accrued expenses                                171,909       137,115
Current obligations under capital leases          3,051         3,023
Income taxes                                     16,208        32,923
                                              ---------     ---------
Total current liabilities                     1,430,665     1,392,613
Obligations under capital leases                 52,639        54,026
Defined benefit plan                             35,492        33,452
Reserve for insurance claims and self-insurance  93,488        94,783
Other liabilities                                11,190         9,041
Shareholders' equity:
  Common stock                                  148,677       148,876
  Retained earnings                           1,213,606     1,188,618
                                              ---------     ---------
Total shareholders' equity                    1,362,283     1,337,494
                                              ---------     ---------
Total liabilities and shareholders' equity $  2,985,757     2,921,409
                                              =========     =========

See accompanying notes to Condensed Consolidated Financial
Statements.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       Amounts in thousands

                                               For the 28 Weeks Ended
FISCAL YEAR-TO-DATE                         Jan. 7, 1998  Jan. 8, 1997

Cash flows from operating activities:
   Net earnings                            $     103,638        94,720
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization               174,911       150,271
     Deferred income taxes                         9,391        (4,051)
     Defined benefit plan                          2,040         3,492
     Reserve for claims and self-insurance         2,355          (715)
     Stock compensation plan                       3,809         5,427
     Change in cash from:
       Receivables                                49,781        23,430
       Merchandise inventories                  (106,486)     (100,950)
       Prepaid expenses                           22,825        31,532
       Accounts payable                          (16,411)      (13,810)
       Income taxes                              (26,106)      (20,028)
       Other current accrued expenses             45,447        40,267
                                                --------      --------
 Net cash provided by operating activities       265,194       209,585
                                                --------      --------
Cash flows from investing activities:
 Purchases of property, plant and equipment, net(183,681)     (229,898)
   Increase in investments and other assets      (10,110)      (21,887)
                                                --------      --------
        Net cash used in investing activities   (193,791)     (251,785)
                                                --------      --------
Cash flows from financing activities:
   Increase in short-term borrowings              21,500       160,500
   Payments on capital lease obligations          (1,526)       (1,450)
   Purchase of common stock                      (11,036)      (56,276)
   Proceeds of sales under associates'
                   stock purchase plan             5,586         7,224
   Dividends paid                                (75,314)      (72,291)
   Other                                          (1,296)          946
    Net cash provided by (used in)               -------       -------
                          financing activities   (62,086)       38,653
                                                 -------       -------
Increase (decrease) in cash and cash equivalents   9,317        (3,547)
Cash and cash equivalents at beginning of year    14,116        32,208
                                                 -------       -------
Cash and cash equivalents at end of period $      23,433        28,661
                                                 =======       =======
Supplemental cash flow information:
   Interest paid                           $       9,910         7,425
   Interest and dividends received         $         496           725
   Income taxes paid                       $      78,924        77,637
                                                 =======       =======
See accompanying notes to Condensed Consolidated FinancialStatements.
                              Page 3

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

(B) Merchandise inventories are stated at the lower of cost or market, approximately 90% of which are valued under the LIFO method.

(C) Results for the quarter reflect a pre-tax LIFO inventory charge of $5.0 million in 1998 and $6.0 million in 1997. The cumulative current year charge is $10.0 million as compared with $12.0 million in 1997. If the FIFO method had been used, current quarter net earnings would have been $59.2 million or $0.40 per share, as compared with net earnings of $51.4 million or $0.34 per share in the previous year. The cumulative current year net earnings would have been $109.7 million, or $0.74 per share, as compared with $102.1 million, or $0.68 per share.

(D) The Company has an authorized $500.0 million Commercial Paper Program and short-term lines of credit totaling $505.0 million. On January 7, 1998, there was $340.0 million in commercial paper and $61.5 million in bank lines of credit outstanding as compared to $380.0 million in commercial paper and none from bank lines of credit outstanding on June 25, 1997.

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

(F) Earnings Per Share: In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS 128 replaces the presentation of Primary Earnings Per Share with a presentation of Basic Earnings Per Share and Diluted Earnings Per Share. The Company adopted SFAS 128 during the second quarter of fiscal 1998. The adoption of this statement did not materially affect the Company's earnings per share. All prior period earnings per share amounts have been restated to conform with the provisions of SFAS 128.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED) cont'd.


The following weighted average number of shares of common stock we re used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options.

                               1998             1997

          Basic:
           Quarter        148,764,052       150,491,563
           Year-to-Date   148,836,178       150,860,760

          Diluted:
           Quarter        148,942,337       150,677,503
           Year-to-Date   149,001,688       151,053,425


(G) New Accounting Pronouncement: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS 130") and SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. The Company currently intends to adopt this new accounting standard effective in the first quarter of 1999. SFAS 131 supersedes SFAS No. 14 "Financial
     Reporting for Segments of a Business Enterprise."   SFAS  131
     provides for the disclosure of financial information desegregated by the way management organizes the segments of the enterprise for making operating decisions. The Company is still determining how SFAS 131 will impact the financial statement disclosure.

(H)  Litigation:   There are pending against the  Company  various
     claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED) cont'd.



     Among the suits charging violations of certain civil rights laws, there are actions which purport to be class actions and which allege sexual harassment, retaliation and/or a pattern and practice of race-based and gender-based discriminatory treatment of employees and applicants. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company's practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys' fees and costs. The Company is committed to full compliance with all applicable civil rights laws. Consistent with this commitment, the Company has firm and long-standing policies in place prohibiting discrimination and harassment. The Company denies the allegations of the various complaints and is vigorously defending the actions.

     While the ultimate outcome of litigation cannot be predicted with certainty, in the opinion of management the ultimate resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations.

(I)  Reclassification:  Certain  prior  year  amounts  have   been
     reclassified to conform with the current year's presentation.

             WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This analysis should be read in conjunction with the Condensed Con solidated Financial Statements.

Results of Operations

Sales for the current quarter were $4.2 billion, a $93.1 million increase, or 2.3% over the comparable quarter ended January 8, 1997. Year-to-date, sales were $7.2 billion, a $163.6 million increase over the comparable period last year. Average store sales increased 1.7% for the quarter and 1.9% year-to-date. Identical store sales decreased 1.4% for the quarter and 1.4% year-to-date.

The Company opened 46 new stores, averaging 49,800 square feet, enlarged or remodeled 64 stores, and closed 35 older stores, averaging 29,500 square feet. As of January 7, 1998, retail space totaled 49.3 million square feet. The Company has 1,185 stores in operation compared with 1,179 stores last year. Of the 1,185 stores, 932, or 78.6%, are larger than 35,000 square feet. Currently, 61 new stores are under construction. By the end of this fiscal year, the Company plans to have open approximately 80 new stores and enlarged or remodeled 90 existing stores.

Gross profit increased $106.2 million for the quarter and $188.3 million, year-to-date. As a percent to sales, gross profit for the current quarter was 26.4%, compared to 24.4% in the previous year. Year-to-date, gross profit as a percent to sales was 26.6% in the current year, compared to 24.6% in the previous year. Operating margins improved with an increase in the number of larger stores, added service departments and improved pricing.

Operating and administrative expenses increased $86.6 million for the current quarter and $163.4 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 24.8%, compared to 23.3% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 24.9% for the current year and 23.2% for the previous year. Our expenses were impacted by increased training costs associated with our emphasis toward increased customer service.

Cash discounts and other income totaled $34.1 million in the second quarter, compared to $35.8 million for the same quarter last year. Year-to-date, cash discounts and other income totaled $60.4 million compared to $62.2 million last year. The decrease in cash discounts and other income is a result of a decrease in miscellaneous income. Investment income for the current quarter totaled $0.1 million compared to $0.1 million last year. Year-to-date, investment income totaled $0.2 million for the current year, compared to $0.3 million in the previous year.

Interest expense totaled $9.9 million for the current quarter com pared to $7.2 million for the comparable period last year. Year-to-date, interest expense totaled $17.0 million for the current year compared to $11.7 million in the previous year. The increase in interest expense for the year is related to the increase in short-term borrowings.

Earnings before income taxes were $89.8 million for the current quarter compared to $74.5 million in the previous year. Year-to-date, earnings before income taxes were $165.8 million in the current year and $148.0 million in the previous year. The increase in pre-tax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 37.5% for the current year and 36% for the previous year. This rate is expected to approximate the effective rate for the full 1998 fiscal year. The effective tax rate during fiscal 1998 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

Net earnings amounted to $56.1 million, or $0.38 per share, for the current quarter compared to $47.7 million, or $0.32 per share for the comparable period last year. Year-to-date, net earnings amounted to $103.6 million, or $0.70 per share, compared to $94.7 million, or $0.63 per share, for the previous year. The LIFO charge reduced net earnings by $3.1 million, or $0.02 per share, for the current quarter compared to $3.7 million, or $0.02 per share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $6.1 million, or $0.04 per share, compared to $7.3 million, or $0.05 per share, in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $23.4 million at January 7, 1998, compared to $28.7 million at January 8, 1997. Net cash provided by operating activities amounted to $265.2 million for the 28 weeks ended January 7, 1998, compared to $209.6 million for the comparable period last year. Capital expenditures totaled $183.7 million compared to $229.9 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $850 million in 1998. The Company has no material construction or purchase commitments outstanding as of January 7, 1998.

Working capital amounted to $203.6 million at January 7, 1998 compared to $195.4 million at June 25, 1997.

The Company has an authorized $500.0 million Commercial Paper Pro gram. In addition, the Company has $505.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of January 7, 1998, $340.0 million of commercial paper was outstanding as compared to $380.0 million on June 25, 1997. The average interest rate on the commercial paper outstanding on January 7, 1998 was 5.7%, as compared to 5.7% on June 25, 1997. Short-term borrowings against our bank lines of credit were $61.5 million as of January 7, 1998 as compared to none on June 25, 1997. The interest rate on the bank lines of credit on January 7, 1998, was 5.8%.

Excluding   capital   leases,  the  Company  had  no   outstanding
long-term debt as of either January 7, 1998 or June 25, 1997.

The Company's cash flow from operations and available credit facilities are considered adequate to fund the short-term and long-term capital needs of the Company.

The Company is a party to various proceedings arising under federal, state or local regulations protecting the environment. Management is of the opinion that any liability which might result from any such proceeding will not have a material adverse effect on the Company=s consolidated earnings or financial position.

Impact of Inflation

The Company's primary costs, which are inventory and labor, increase with inflation. Recovery of these increases has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

Year 2000 Compliance

Winn-Dixie has undertaken a comprehensive review of its computer-based systems and applications to identify modifications necessitated by the century change in the year 2000 and has implemented a plan to make such modifications. Winn-Dixie intends to have all critical systems compliant with the century change prior to the end of 1999. While the Company does not expect the costs of compliance to be material relative to its financial condition, the business of the Company could be adversely affected should the Company or other entities with whom the Company does business be unsuccessful in completing critical modifications in a timely manner.

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


Item 5.     Other Information

Mr. Thomas E. McDonald, Senior Vice President and Regional Director of the Company, retired after 43 years of service. Mr. McDonald's responsibilities have been reallocated to the three current Senior Vice Presidents and Regional Directors of the Company.

Item                                                            6.
Exhibits and Reports on Form 8-K

Reports on Form 8-K

There  were  no  reports on Form 8-K filed for the  quarter  ended
January 7, 1998.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WINN-DIXIE STORES, INC.


Date: January 23, 1998
                                             RICHARD P. MC COOK
                                              Richard P. McCook
                                               Financial Vice
                                                President and
                                             Principal Financial
                                                   Officer

Date: January 23, 1998

                                               DAVID H. BRAGIN
                                               David H. Bragin
                                           Corporate Treasurer and
                                            Principal Accounting
                                                   Officer