Form 10-Q
period 1998-04-01
WINN DIXIE STORES INC
filed 1998-04-24
CIK 107681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                       _____________________

                            FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 1998

                               OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to
_______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   T    No
    As of April 10, 1998, there were 148,536,049 shares outstanding of the registrant's common stock, $1 par value.

                     WINN-DIXIE STORES, INC.

                            FORM 10-Q

                        TABLE OF CONTENTS


                 Part I:  Financial Information


Page

Condensed Consolidated Statements of Earnings
    Unaudited), For the 12 and 40 Weeks Ended
    April 1, 1998 and April 2, 1997                                1

Condensed Consolidated Balance Sheets (Unaudited),
    April 1, 1998 and June 25, 1997                                2

Condensed Consolidated Statements of Cash Flows
    (Unaudited), For the 40 Weeks Ended
    April 1, 1998 and April 2, 1997                                3

Notes to Condensed Consolidated Financial Statements
    (Unaudited)                                                  4-6

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         7-10

                   Part II:  Other Information

Item 5.  Other Information                                        11

Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                        11

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Amounts in thousands except per share data



                                                  For the 12 Weeks Ended
                                              ------------------------------
MOST RECENT QUARTER

                                              April 1, 1998    April 2, 1997
                                              -------------    -------------

Net sales                                      $  3,160,878        3,114,029
Cost of sales                                     2,302,664        2,323,771
                                                -----------      -----------
Gross profit                                        858,214          790,258
Operating & administrative expenses                 780,538          722,288
                                                -----------      -----------
Operating income                                     77,676           67,970
Cash discounts & other income                        26,572           27,308
Interest expense                                     (6,693)          (5,681)
                                                -----------      -----------
Earnings before income taxes                         97,555           89,597
Provision for income taxes                           36,583           32,254
                                                -----------      -----------
Net earnings                                   $     60,972           57,343
                                                ===========      ===========

Basic and diluted earning per share            $      0.41             0.38
                                                ===========      ===========
Dividends per share                            $      0.255            0.240
                                                ===========      ===========



                                                  For the 40 Weeks Ended
                                              ------------------------------
FISCAL YEAR-TO-DATE                           April 1, 1998    April 2, 1997
                                              -------------    -------------

Net sales                                     $  10,367,324       10,156,905
Cost of sales                                     7,590,730        7,636,606
                                                -----------      -----------
Gross profit                                      2,776,594        2,520,299
Operating & administrative expenses               2,576,461        2,354,809
                                                -----------      -----------
Operating income                                    200,133          165,490
Cash discounts & other income                        86,951           89,479
Interest expense                                    (23,708)         (17,373)
                                                -----------      -----------
Earnings before income taxes                        263,376          237,596
Provision for income taxes                           98,766           85,534
                                                -----------      -----------
Net earnings                                  $     164,610          152,062
                                                ===========      ===========

Basic and diluted earnings per share          $       1.11             1.01
                                                ===========      ===========
Dividends per share                           $       0.765            0.720
                                                ===========      ===========

See accompanying notes to Condensed Consolidated Financial Statements.

                                WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          Amounts in thousands


ASSETS                                          April 1, 1998       June 25,1997
                                               ---------------     -------------

Cash and cash equivalents                     $        22,768             14,116
Trade and other receivables                           119,082            175,679
Merchandise inventories less LIFO reserve of
$236,999 ($224,999 at June 25, 1997)                1,393,716          1,249,215
Prepaid expenses                                      125,875            148,961
                                                   ----------         ----------
Total current assets                                1,661,441          1,587,971
Investments and other assets                          137,116            182,628
Deferred income taxes                                  17,002             22,129
Net property, plant and equipment                   1,132,458          1,128,681
                                                   ----------         ----------
Total assets                                  $     2,948,017          2,921,409
                                                   ==========         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                              $       601,801            604,034
Short-term borrowings                                 325,000            380,000
Reserve for insurance claims and self-insurance        63,919             60,219
Accrued wages and salaries                            119,660             98,771
Accrued rent                                           75,935             76,528
Accrued expenses                                      160,697            137,115
Current obligations under capital leases                3,063              3,023
Income taxes                                           25,862             32,923
                                                   ----------         ----------
Total current liabilities                           1,375,937          1,392,613
                                                   ----------         ----------
Obligations under capital leases                       52,045             54,026
Defined benefit plan                                   36,469             33,452
Reserve for insurance claims and self-insurance        92,933             94,783
Other liabilities                                      12,530              9,041
                                                   ----------         ----------
Shareholders' equity:
Common stock                                          148,539            148,876
Retained earnings                                   1,229,564          1,188,618
                                                   ----------         ----------
Total shareholders' equity                          1,378,103          1,337,494
                                                   ----------         ----------
Total liabilities and shareholders' equity     $    2,948,017          2,921,409
                                                   ==========         ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                         WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  Amounts in thousands


                                                   For the 40 Weeks Ended
                                                ----------------------------
FISCAL YEAR-TO-DATE                             April 1, 1998   April 2, 1997
                                                -------------   -------------
Cash flows from operating activities:
Net earnings                                    $    164,610          152,062
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization                        251,548          219,358
Deferred income taxes                                 13,415           (5,787)
Defined benefit plan                                   3,017            5,006
Reserve for insurance claims and self-insurance        1,851           (5,297)
Stock compensation plan                                4,835            7,775
Change in cash from:
Receivables                                           56,597            6,875
Merchandise inventories                             (144,501)         (94,990)
Prepaid expenses                                      27,476           25,192
Accounts payable                                      (1,233)          (6,763)
Income taxes                                         (20,476)             826
Other current accrued expenses                        44,949           48,663
                                                   ----------       ----------
Net cash provided by operating activities            402,088          352,920
                                                   ----------       ----------
Cash flows from investing activities:
Purchases of property, plant and equipment, net     (252,401)        (310,325)
Decrease (increase) in investments and other assets   47,521          (55,966)
Net cash used in investing activities               (204,880)        (366,291)
Cash flows from financing activities:
Increase (decrease) in short-term borrowings         (55,000)         188,000
Payments on capital lease obligations                 (3,838)          (3,878)
Purchase of common stock                             (21,065)         (89,811)
Proceeds of sales under associates' stock
  purchase plan                                        7,443           10,259
Dividends paid                                      (113,122)        (108,108)
Other                                                 (2,974)          (2,357)
                                                   ----------       ----------
Net cash used in financing activities               (188,556)          (5,895)
                                                   ----------       ----------

Increase (decrease) in cash and cash equivalents       8,652          (19,266)
Cash and cash equivalents at beginning of year        14,116           32,208
                                                   ----------       ----------
Cash and cash equivalents at end of period      $     22,768           12,942
                                                   ==========       ==========

Supplemental cash flow information:
Interest paid                                   $     14,106           11,445
Interest and dividends received                 $        646              937
Income taxes paid                               $    101,129           90,666
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

(C) Results for the quarter reflect a pre-tax LIFO inventory charge of $2.0 million in 1998 and $5.0 million in 1997. The cumulative current year charge is $12.0 million, as compared with $17.0 million in 1997. If the FIFO method had been used, current quarter net earnings would have been $62.2 million or $0.42 per share, as compared with net earnings of $60.4 million or $0.40 per share in the previous year. The cumulative current year net earnings would have been $171.9 million or $1.15 per share, as compared with $162.4 million or $1.08 per share.

(D) The Company has an authorized $500.0 million Commercial Paper Program and short-term lines of credit totaling $505.0 million. On April 1, 1998, there was $235.0 million in commercial paper and $90.0 million from bank lines of credit outstanding, as compared to $380.0 million in commercial paper and none from bank lines of credit outstanding on June 25, 1997.

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

      The following weighted average number of shares of common stock were used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options.

                                             1998               1997
                                             ----               ----
          Basic:
          ------
               Quarter                    148,539,077       149,244,112
               Year-to-Date               148,747,048       150,375,766

          Diluted:
          --------
               Quarter                    148,710,969       149,405,836
               Year-to-Date               148,937,714       150,563,169

(G) New Accounting Pronouncement: In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" ("SFAS 130") and SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS131"). SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. The Company currently intends to adopt this new accounting standard effective in the first quarter of 1999. SFAS 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 provides for the disclosure of financial information desegregated by the way management organizes the segments of the enterprise for making operating decisions. The Company is still determining how SFAS 131 will impact the financial statement disclosure.

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

     Among the suits charging violations of certain civil rights laws, there are actions which purport to be class actions and which allege sexual harassment, retaliation and/or a pattern and practice of race-based and gender-based discriminatory treatment of employees and applicants. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company's practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys' fees and costs. The Company is committed to full compliance with all applicable civil rights laws. Consistent with this commitment, the Company has firm and long standing policies in place prohibiting discrimination and harassment. The Company denies the allegations of the various complaints and is vigorously defending the actions.

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

Results of Operations

Sales for the current quarter were $3.2 billion, a $46.8 million increase, or 1.5% over the comparable quarter ended April 2, 1997. Year-to-date, sales were $10.4 billion, a $210.4 million increase, or 2.1% over the comparable period last year. Identical store sales decreased 1.6% for the quarter and 1.5% year-to-date. Average store sales increased 1.4% for the quarter and 1.8% year-to-date. Sales for the third quarter were adversely affected by approximately 1.0% due to Easter falling in the fourth quarter versus the third quarter last year.

The Company opened 63 new stores, averaging 49,900 quare feet, enlarged or remodeled 84 stores, and closed 58 older stores, averaging 30,200 square feet. As of April 1, 1998, retail space totaled 49.5 million square feet, a 4.2% increase over the prior year. The Company has 1,179 stores in operation compared with 1,181 stores last year. Of the 1,179 stores, 942, or 80.0%, are larger than 35,000 square feet. By the end of this fiscal year, the Company plans to open approximately 80 new stores and enlarge or remodel 100 existing stores.

Gross profit increased $68.0 million for the quarter and $256.3 million year-to-date. As a percent to sales, gross profit for the current quarter was 27.2%, compared to 25.4% in the previous year. Year-to-date, gross profit as a percent to sales was 26.8% in the current year, compared to 24.8% in the previous year. Operating margins improved with an increase in the number of larger stores, added service departments and improved pricing.

Operating and administrative expenses increased $58.3 million for the current quarter and $221.7 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 24.7%, compared to 23.2% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 24.9% for the current year and 23.2% for the previous year.
Our expenses were impacted by increased training costs associated with our emphasis toward increased customer service and a $5.4 million pre-tax charge for the recognized loss on the sale of the Raleigh, North Carolina distribution facility.

Cash discounts and other income totaled $26.6 million for the third quarter,
compared to $27.3 million for the same quarter last  year.   Year-to-date, cash
discounts and other income totaled $87.0 million, compared to $89.5 million last year. Investment income for the current quarter totaled $0.1 million, compared to $0.1 million last year. Year-to-date, investment income totaled $0.3 million for the current year, compared to $0.4 million in the previous year.

Interest expense totaled $6.7 million for the current quarter, compared to $5.7 million for the comparable period last year. Year-to-date, interest expense totaled $23.7 million for the current year, compared to $17.4 million in the previous year. The increase in interest expense for the year is related to the increase in short-term borrowings through January 1998. Short-term borrowings were reduced late in the third quarter.

Earnings before income taxes were $97.6 million for the current quarter, compared to $89.6 million in the previous year. Year-to-date, earnings before income taxes were $263.4 million in the current year and $237.6 million in the previous year. The increase in pre-tax earnings is primarily a result of the increase in gross profit as previously mentioned. Income taxes have been accrued at an effective rate of 37.5% for the current year and 36.0% for the previous year. This rate is expected to approximate the effective rate for the full 1998 fiscal year. The effective tax rate during fiscal 1998 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

Net earnings amounted to $61.0 million or $0.41 per share for the current quarter, compared to $57.3 million or $0.38 per share for the comparable period last year. Year-to-date, net earnings amounted to $164.6 million or $1.11 per share, compared to $152.1 million or $1.01 per share for the previous year. The LIFO charge reduced net earnings by $1.2 million or $0.01 per share for the current quarter, compared to $3.1 million or $0.02 per share in the previous year. Year-to-date, the LIFO charge reduced net earnings by $7.3 million or $0.04 per share, compared to $10.4 million or $0.07 per share in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $22.8 million at April 1, 1998, compared to $12.9 million at April 2, 1997. Net cash provided by operating activities amounted to $402.1 million for the 40 weeks ended April 1, 1998, compared to $352.9 million for the comparable period last year. Capital expenditures totaled $252.4 million, compared to $310.3 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $850 million in 1998. The Company has no material construction or purchase commitments outstanding as of April 1, 1998.

Working capital amounted to 285.5 million at April 1, 1998, compared to $195.4 million at June 25, 1997.

The Company has an authorized $500.0 million Commercial Paper Program.   In
addition, the Company has $505.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on
an annual basis.   The Company is not required to maintain compensating bank
balances in connection with these lines of credit. As of April 1, 1998, $235.0 million of commercial paper was outstanding, as compared to $380.0 million on June 25, 1997. The average interest rate on the commercial paper outstanding on April 1, 1998 was 5.6% as compared to 5.7% on June 25, 1997. Short-term borrowings against our bank lines of credit were $90.0 million as of April 1, 1998, as compared to none on June 25, 1997. The interest rate on the bank lines of credit on April 1, 1998 was 5.9%.

Excluding capital leases, the Company had no outstanding long-term debt as of April 1, 1998 or June 25, 1997.

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

Impact of Inflation

The Company's primary costs, which are inventory and labor, increase with inflation. Recovery of these increases has to come from improved operating efficiencies, and to the extent permitted by our competition, through improved gross profit margins.

Year 2000 Compliance

Winn-Dixie has undertaken a comprehensive review of its computer- based systems and applications to identify modifications necessitated by the century change in the year 2000 and has implemented a plan to make such modifications. Winn-Dixie intends to have all critical systems compliant with the century change prior to
the end of 1999.   While the Company does not expect the costs of compliance to be material relative to its financial condition, the business of the Company could be adversely affected should the Company or other entities with whom the Company does business be unsuccessful in completing critical modifications in a timely manner.

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

Item 5.     Other Information
            Mr. B.B. Tripp, Vice President of the Company and President of Winn-Dixie Charlotte, Inc., retired after 43 years of service. Mr. J. Darryl Fitzgerald, Retail Operations Superintendent of Winn-Dixie Charlotte, Inc. was elected Vice President of the Company and promoted to President of Winn Dixie Charlotte, Inc. Randy L. Hutton was elected Vice President and Director of Government Relations of the Company.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended April 1, 1998.







                           SIGNATURES




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 22, 1998                 RICHARD P. MCCOOK
                                    -------------------
                                     Richard P. McCook
                                  Financial Vice President
                                and Principal Financial Officer



Date: April 22, 1998                  DAVID H. BRAGIN
                                    --------------------
                                      David H. Bragin
                                   Corporate Treasurer and
                                Principal Accounting Officer