Form 10-K
period 1998-06-24
WINN DIXIE STORES INC
filed 1998-08-07
CIK 107681

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 24, 1998

                                       OR

    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                          Commission File Number 1-3657
                          -----------------------------
                             WINN-DIXIE STORES, INC.
             (Exact name of registrant as specified in its charter)

                        Florida                               59-0514290
            (State of other jurisdiction of                  (IRS Employer
             incorporation or organization)                Identification No.)

       5050 Edgewood Court, Jacksonville, Florida               32254-3699
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 24, 1998, as reported on the New York Stock Exchange was approximately $4,295,684,979. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 24, 1998, registrant had outstanding 148,530,736 shares of common stock.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement in respect to the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I

Business....................................................................   1

Properties..................................................................   5

Legal Proceedings...........................................................   6

Submission of Matters to a Vote of Security Holders.........................   6

Executive Officers of the Registrant........................................   7

PART II

Market for the Registrant's Common Equity and Related Shareholder Matters...   8

Selected Financial Data.....................................................   8

Management's Discussion and Analysis of Financial Condition and Results
 of Operations..............................................................   8

Quantitative and Qualitative Disclosure About Market Risk...................   8

Financial Statements and Supplementary Data.................................   8

Changes in and Disagreements with Accountants on Accounting and Financial
 Disclosure.................................................................   8

PART III

The information required by Part III is hereby incorporated by reference to Winn-Dixie Stores, Inc.'s definitive proxy statement to be filed on or before August 26, 1998, in connection with its Annual Meeting of
Shareholders................................................................   9

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   9

Signatures..................................................................  13

                                     PART I

ITEM 1:  BUSINESS

General

         Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food retailer with 1,168 stores in fourteen states and the Bahama Islands. According to published reports of sales at June 24, 1998, the Company is one of the nation's largest supermarket retailers.

         All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

         Financial  information  on industry  segments  and lines of business is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other lines of business or industry segments.

Store Formats and Business Strategy

         The business of the Company is the operation of a chain of retail self-service food stores which sell groceries, meats, seafood, fresh produce, deli/bakery, pharmaceuticals and general merchandise items. The Company's stores offer broad lines of merchandise, including nationally advertised and private label brands and unbranded merchandise (principally meats, seafood and produce), and generally operate on the basis of competitive pricing. Food items sold include dry groceries, dairy products, baked goods, meats, poultry, fish, fresh fruit, vegetables, frozen foods and other items commonly marketed by retail food stores. The Company's stores also sell many general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. Many locations have ancillary departments such as pharmacies, photo labs, dry cleaners and in-store banks. At June 24, 1998, the Company operated 1,168 retail stores of which 427 were located in Florida, 126 in North Carolina, 119 in Georgia, 101 in Alabama, 77 in South Carolina, 77 in Louisiana, 67 in Texas, 61 in Kentucky, 35 in Virginia, 23 in Tennessee, 20 in Ohio, 15 in Mississippi, 13 in the Bahamas, 5 in Oklahoma and 2 in Indiana. Such stores were operated under the names of "Winn-Dixie" (405), "Winn-Dixie Marketplace" (726), "Thriftway" (26), "The City Meat Markets" (10) and "Buddies"
(1).

Support and Other Services

         The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:

LOCATION                          FACILITIES
-------------------------------------------------------------------------------

ALABAMA              Montgomery       Two distribution centers; Plants:  milk
                                      bottling and frozen
                                      pizza

FLORIDA              Jacksonville     Two distribution centers and a general
                                      merchandise distribution center; Plants:
                                      detergents; paper bags; and coffee, tea
                                      and spices
                     Madison          Plant:  meat processing
                     Miami            Distribution center; Plant:  milk bottling
                     Orlando          Distribution center
                     Bartow           Plant:  egg processing
                     Plant City       Plants:  ice cream and milk bottling
                     Pompano          Distribution center
                     Sarasota         Distribution center
                     Tampa            Distribution center

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

KENTUCKY             Louisville       Distribution center

LOUISIANA            New Orleans      Distribution center
                     Hammond          Distribution center; Plant:  milk bottling

NORTH CAROLINA       Charlotte        Distribution center
                     Raleigh          Distribution center
                     High Point       Plants:  milk bottling and cultured
                                      products

SOUTH CAROLINA       Greenville       General merchandise distribution center;
                                      Plants: ice cream and milk bottling

TEXAS                Fort Worth       Distribution center and a general
                                      merchandise distribution center; Plant:
                                      milk bottling

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

Division                                  Major Competitors

Jacksonville     Publix, Albertson's, Wal-Mart Supercenter, Food Lion, Super K
Charlotte        Food Lion, Harris-Teeter, Bi-Lo, Super K, Publix
Raleigh          Food Lion, Harris-Teeter, Kroger, Hannaford, U-Krops
Bahamas          Super Value
Tampa            Publix, Albertson's, Food Lion/Kash N Karry, Wal-Mart
                  Supercenter, U-Save
Miami            Publix, Sedano's, Albertson's
Fort Worth       Kroger, Albertson's, Minyards, Randall's, Wal-Mart Supercenter,
                  H.E. Butt
Midwest          Kroger, Wal-Mart Supercenter, Biggs, Meijers
Atlanta          Kroger, Ingles, A&P, Cub, Publix, Harris-Teeter, Wal-Mart
                  Supercenter
Orlando          Publix, Albertson's, Goodings, Food Lion, Wal-Mart Supercenter,
                  Super K
Montgomery       Bruno, Delchamps, Wal-Mart Supercenter
New Orleans      Delchamps, Schwegmans, Albertson's

         Additionally, local chains and wholesaler-supported independents are well represented in all regions.

         Winn-Dixie is considered a major competitor in all geographic areas in which it competes.

         The Company did not spend a material amount on Company-sponsored research and development activities or on Company-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during any of the years in the three-year period ended June 24, 1998.

Government Regulation

         The Company's compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect on its capital expenditures, earnings or competitive position.

Associates

         At the end of fiscal 1998, the Company had 57,000 full-time and 82,000 part-time associates.

Bahamas

         All sales of the Company are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiaries in the Bahamas which operate 13 retail food stores as outlined above.

ITEM 2:  PROPERTIES

Stores

         All of the retail stores operated by the Company are on premises occupied on a rental basis. See "Note 8 of the Notes to Consolidated Financial Statements," page F-21, included herein.

Support Properties

         The warehousing and distribution centers are rented under leases due to expire as follows: Montgomery (perishable) - 2023; Raleigh - 2023; Orlando - 2022; Atlanta - 2019; Charlotte - 2019; Jacksonville (Edgewood) - 2019; Louisville - 2019; Sarasota - 2019; Miami - 2018; Montgomery - 2018; New Orleans
- 2018; Tampa - 2018; Fort Worth - 2016; Hammond - 2016; Jacksonville (Commonwealth) - 2011; Nassau - 2011 and Pompano - 2003. All of these contain renewal options, which vary from lease to lease.

           An expansion and refurbishment of the corporate headquarters in Jacksonville, Florida is under construction.

           A new distribution center and retail support center is in the planning stages for the Jacksonville, Florida division. The new facility will be leased. The existing Jacksonville (Commonwealth) distribution center will be converted to a general merchandise distribution center.

         The new distribution center for our Raleigh, North Carolina division and the new perishable warehouse for our Montgomery, Alabama division are now open and operating. With the opening of the new distribution center in the Raleigh, North Carolina division, we are converting the Greenville, South Carolina warehouse into a general merchandise distribution center. The old distribution center in Raleigh was sold.

         The Deep South plant in Orlando, Florida was closed in 1995 and the property was sold during 1998.

         The Company's Valdosta cracker and cookie, and snacks bakeries; Fort Worth dairy plant; Madison meat processing plant; Plant City ice cream and milk bottling plants; Miami reclaim center; and Gainesville oleomargarine and cheese processing and packaging plants are owned in fee.

         The Company's Jacksonville coffee, tea and spices processing, detergent and bag plants; Montgomery milk bottling plant; and Hammond milk bottling plant are situated at the leased warehousing and distribution center locations in those cities. The Bartow egg processing plant; Greenville ice cream and milk bottling plants and general merchandise distribution center; High Point milk bottling and cultured products plants; Miami milk bottling plant; Montgomery frozen pizza plant; and the Fitzgerald jam, jellies, mayonnaise, salad dressing, peanut butter and condiments and canned and bottled carbonated beverage plants are rented under leases.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended June 24, 1998.

Executive Officers of the Registrant

         Set forth below is certain information concerning the executive officers of the Company:

                                                                                   YEAR                 YEAR FIRST
                          AGE IN                                                 APPOINTED               EMPLOYED
                         YEARS AT                                               TO CURRENT                  BY
NAME                     06-24-98              OFFICE HELD                       POSITION               WINN-DIXIE

A. Dano Davis               53          Chairman of the Board                      1988                    1968
                                          and Principal Executive Officer
James Kufeldt               59          President                                  1988                    1961
C. H. McKellar              60          Executive Vice President                   1988                    1957
H. E. Hess                  58          Senior Vice President                      1988                    1958
R. A. Sevin                 55          Senior Vice President                      1997                    1961
C. E. Winge                 53          Senior Vice President                      1988                    1963
R. P. McCook                45          Financial Vice President                   1984                    1984
                                          and Principal Financial Officer
L. H. May                   53          Vice President                             1989                    1964
E. E. Zahra, Jr.            51          Vice President and General Counsel         1995                    1995
D. H. Bragin                54          Treasurer and Principal Accounting         1985                    1961
                                          Officer
R. J. Brocato               54          Vice President                             1993                    1963
W. C. Calkins               59          Vice President                             1987                    1958
J. W. Critchlow             51          Vice President                             1988                    1967
R. J. Ehster                57          Vice President                             1983                    1958
J. D. Fitzgerald            48          Vice President                             1998                    1970
D. G. Lafever               49          Vice President                             1990                    1966
R. C. Lunn                  46          Vice President                             1997                    1969
H. E. Miller                66          Vice President                             1984                    1956
L. J. Sadlowski             57          Vice President                             1983                    1961
J. A.  Schlosser            49          Vice President                             1997                    1967
M. A. Sellers               44          Vice President                             1997                    1973

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

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of June 24, 1998 was 51,997.

         Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is in "Note 12 of the Notes to Consolidated Financial Statements," on page F-25 included herein.

ITEM 6:  SELECTED FINANCIAL DATA

         The information required by this Item is on page F-1 included herein.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is on page F-2 included herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information required by this Item is on page F-18 included herein.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Financial statements and supplemental data are set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 15 included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 24, 1998.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these Items are incorporated herein by reference to the Company's definitive proxy statement to be filed on, or before, August 26, 1998, in connection with its Annual Meeting of Shareholders.


                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    Financial Statements and Financial Statement Schedules:

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

                (3)      Exhibits:

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                  Description of Exhibit                           Incorporated by Reference From

3.1            Restated  Articles  of  Incorporation  as       Previously  filed as Exhibit  3.1 to Form 10-K for
               filed  with  the  Secretary  of  State of       the year ended  June 30,  1993,  which  Exhibit is
               Florida.                                        herein incorporated by reference.

3.1.1          Amendment  adopted  October 7,  1992,  to       Previously  filed as  Exhibit  3.1.1 to Form  10-K
               Restated Articles of Incorporation.             for the year ended June 30,  1993,  which  Exhibit
                                                               is herein incorporated by reference.

3.1.2          Amendment  adopted  October 5,  1994,  to       Previously  filed as  Exhibit  3.1.2 to Form  10-Q
               Restated Articles of Incorporation.             for the  quarter  ended  January 11,  1995,  which
                                                               Exhibit is herein incorporated by reference.

3.1.3          Amendment  adopted  October 1,  1997,  to       Previously  filed as  Exhibit  3.1.3 to Form  10-Q
               Restated Articles of Incorporation.             for the quarter ended  September  17, 1997,  which
                                                               Exhibit is herein incorporated by reference.

3.2            Restated  By-Laws  of the  Registrant  as       Previously  filed as Exhibit  3.2 to Form 10-K for
               amended through June 21, 1995.                  the year ended  June 28,  1995,  which  Exhibit is
                                                               herein incorporated by reference.

9.1            Agreement  of   Shareholders  of  D.D.I.,       Previously  filed as Exhibit  9.1 to Form 10-K for
               Inc. (formerly Vadis  Investments,  Inc.)       the year ended  June 30,  1993,  which  Exhibit is
               dated April 19, 1989.                           herein incorporated by reference.

10.1           Annual  Officer  Incentive   Compensation       Previously  filed as Exhibit 10.2 to Form 10-K for
               Plan as amended, effective June 17, 1991.       the year ended  June 30,  1993,  which  Exhibit is
                                                               herein incorporated by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                  Description of Exhibit                           Incorporated by Reference From

10.2           Long-term Officer Incentive  Compensation       Previously  filed as Exhibit 10.3 to Form 10-K for
               Plan as amended, effective June 27, 1991.       the year ended  June 30,  1993,  which  Exhibit is
                                                               herein incorporated by reference.

10.2.1         Restricted    Stock    Plan,    effective       Previously  filed as  Exhibit  10.2.1 to Form 10-Q
               June 29, 1995.                                  for the  quarter  ended  January 10,  1996,  which
                                                               Exhibit is herein incorporated by reference.

10.3           Key    Employee    Stock    Option   Plan       Previously  filed as Exhibit 10.5 to Form 10-K for
               effective  January 24,  1990,  as amended       the year ended  June 30,  1993,  which  Exhibit is
               through October 7, 1992.                        herein incorporated by reference.

10.3.1         Amendment  adopted June 22, 1994,  to Key       Previously  filed as  Exhibit  10.5.1 to Form 10-Q
               Employee Stock Option Plan.                     for the  quarter  ended  January 11,  1995,  which
                                                               Exhibit is herein incorporated by reference.

10.3.2         Amendment  adopted July 25, 1994,  to Key       Previously  filed as  Exhibit  10.5.2 to Form 10-Q
               Employee Stock Option Plan.                     for the  quarter  ended  January 11,  1995,  which
                                                               Exhibit is herein incorporated by reference.

10.4           Supplemental  Retirement  Plan dated July       Previously  filed as Exhibit 10.6 to Form 10-K for
               1, 1994.                                        the year ended  June 29,  1994,  which  Exhibit is
                                                               herein incorporated by reference.

10.5           Management  Security  Plan as amended and       Previously  filed as Exhibit 10.5 to Form 10-K for
               restated effective June 30, 1982.               the year ended  June 26,  1996,  which  Exhibit is
                                                               herein incorporated by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                   Description of Exhibit                          Incorporated by Reference From

10.5.1         Amendment   effective  May  1,  1992,  to       Previously  filed as  Exhibit  10.5.1 to Form 10-K
               Management Security Plan.                       for the year ended June 26,  1996,  which  Exhibit
                                                               is herein incorporated by reference.

10.6           Senior  Corporate  Officer's  Management        Previously  filed as Exhibit 10.6 to Form 10-K for
               Security  Plan as amended  and  restated        the year ended  June 26,  1996,  which  Exhibit is
               effective June 30, 1982.                        herein incorporated by reference.

10.6.1         Amendment  effective May 1, 1992, to            Previously filed as Exhibit 10.6.1 to Form 10-K
               Senior Corporate Officer's Management           for the year ended June 26, 1996,  which Exhibit
               Security  Plan.                                 is herein incorporated by reference.

21.1           Subsidiaries of Winn-Dixie Stores, Inc.

23.1           Consent of KPMG Peat Marwick LLP.


         (b)   Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended June 24, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WINN-DIXIE STORES, INC.



                                       By           A. DANO DAVIS
                                               --------------------------
                                                A. Dano Davis, Chairman


                                       Date         August 6, 1998
                                               --------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       A. DANO DAVIS         Chairman (Principal                  August 6, 1998
------------------------
      (A. Dano Davis)        Executive Officer) and Director


       JAMES KUFELDT         President and Director               August 6, 1998
------------------------
      (James Kufeldt)


     RICHARD P. MCCOOK       Financial Vice President             August 6, 1998
------------------------
    (Richard P. McCook)      (Principal Financial Officer)


      DAVID H. BRAGIN        Treasurer                            August 6, 1998
------------------------
     (David H. Bragin)       (Principal Accounting Officer)


      ROBERT D. DAVIS        Director                             August 6, 1998
------------------------
     (Robert D. Davis)

      T. WAYNE DAVIS         Director                             August 6, 1998
------------------------
     (T. Wayne Davis)


    CHARLES H. MCKELLAR      Director                             August 6, 1998
------------------------
   (Charles H. McKellar)


     RADFORD D. LOVETT       Director                             August 6, 1998
------------------------
    (Radford D. Lovett)


    CHARLES P. STEPHENS      Director                             August 6, 1998
------------------------
   (Charles P. Stephens)


     ARMANDO M. CODINA       Director                             August 6, 1998
------------------------
    (Armando M. Codina)


      DAVID F. MILLER        Director                             August 6, 1998
------------------------
     (David F. Miller)


     CARLETON T. RIDER       Director                             August 6, 1998
------------------------
    (Carleton T. Rider)


      JULIA B. NORTH         Director                             August 6, 1998
------------------------
     (Julia B. North)

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA



Selected Financial Data                                                      F-1

Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                           F-2

Consolidated Financial Statements and Supplemental Data:

         Independent Auditors' Report                                        F-6

         Report of  Management                                               F-7

         Consolidated Statements of Earnings, Years ended
           June 24, 1998, June 25, 1997 and June 26, 1996                    F-8

         Consolidated Balance Sheets, June 24, 1998 and June 25, 1997        F-9

         Consolidated Statements of Cash Flows, Years ended
           June 24, 1998, June 25, 1997 and June 26, 1996                   F-10

         Consolidated Statements of Shareholders' Equity, Years ended
           June 24, 1998, June 25, 1997 and June 26, 1996                   F-11

         Notes to Consolidated Financial Statements                         F-12

Financial Statement Schedules:

         Independent Auditors' Report on Financial Statement Schedule        S-1

         II  Consolidated Valuation and Qualifying Accounts, Years ended
               June 24, 1998, June 25, 1997 and June 26, 1996                S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

                             SELECTED FINANCIAL DATA

                                                                  1998       1997       1996       1995     1994
                                                                     Dollars in millions except per share data
Sales
   Net sales...........................................      $   13,617     13,219     12,955     11,788  11,082
   Percent increase....................................             3.0        2.0        9.9        6.4     2.3
   Average annual sales per store......................      $     11.7       11.3       11.0       10.0     9.6
Earnings Summary
   Gross profit........................................      $    3,624      3,316      3,093      2,723   2,534
     Percent of sales..................................            26.6       25.1       23.9       23.1    22.9
   LIFO charge (credit)................................      $      (12)         3         10          7      (2)
   Operating and administrative expenses...............      $    3,375      3,094      2,803      2,462   2,270
     Percent of sales..................................            24.8       23.4       21.6       20.9    20.5
   Net earnings........................................      $      199        204        256        232     216
     Basic earnings per share..........................      $     1.34       1.36       1.69       1.55    1.45
     Diluted earnings per share........................      $     1.33       1.36       1.68       1.55    1.45
   Percent of net earnings to sales....................             1.5        1.5        2.0        2.0     2.0
   Percent of net earnings to average equity...........            14.7       15.3       19.9       20.3    21.2
EBITDA ................................................      $    676.7      632.8      656.9      569.3   520.2
EBITDAR  ..............................................      $  1,089.2    1,015.6    1,009.7      890.7   809.2
Dividends
   Dividends paid......................................      $    150.9      144.2      134.0      116.5   107.4
   Percent of net earnings.............................            76.0       70.5       52.4       50.2    49.7
   Per share (present rate $1.02)......................      $     1.02        .96       .885        .78     .72
Common Stock (WIN)
   Total shares outstanding (000,000)..................           148.5      148.9      151.7      151.1   148.4
     NYSE - Stock price range
     Common   - High...................................      $    59.25      42.38      38.38      28.94   33.88
                Low....................................      $    33.69      29.88      28.06      21.32   21.75
Financial Data
   Cash flow information:
     Net cash provided by operating activities.........      $    464.5      413.9      556.9      414.2   436.3
     Net cash used in investing activities.............      $    325.9      477.7      387.9      379.3   214.7
     Net cash provided by (used in) financing
      activities.......................................      $   (129.2)      45.7     (167.3)     (35.9) (212.4)
   Capital expenditures, net...........................      $    369.6      423.1      362.0      371.6   277.7
   Depreciation and amortization.......................      $    330.4      291.2      248.3      200.9   157.4
   Working capital.....................................      $    228.6      195.4      388.7      414.9   486.2
   Current ratio.......................................             1.2        1.1        1.4        1.4     1.6
   Total assets........................................      $    3,069      2,921      2,649      2,472   2,145
   Obligations under capital leases....................      $       49         54         61         78      85
   Shareholders' equity................................      $    1,369      1,337      1,342      1,231   1,056
   Book value per share................................      $     9.22       8.98       8.85       8.14    7.12
Stores
   In operation at year-end............................           1,168      1,174      1,178      1,175   1,159
   Opened and acquired during year.....................              84         83         61        108      60
   Closed or sold during year..........................              90         87         58         92      66
   Enlarged or remodeled during year...................             136         79        128         86      87
   New/enlarged/remodeled in last five years...........             912        805        743        654     535
     Percent to total stores in operation..............            78.1       68.6       63.1       55.7    46.2
   Year-end retail square footage (000,000)............            49.6       47.8       45.7       43.8    40.7
   Average store size at year-end (000)................            42.4       40.7       38.8       37.3    35.1
Other Year-end Data
   Associates (000)....................................             139        136        126        123     112
   Shareholder accounts (000)..........................            52.0       55.2       56.3       44.8    39.5
   Shareholders per store..............................              45         47         48         38      34
Taxes
   Federal, state and local............................      $      302        285        288        261     261
   Per diluted share...................................      $     2.03       1.90       1.89       1.74    1.75


                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

        Sales for 1998 were $13.6 billion, compared to $13.2 billion for 1997 and $13.0 billion for 1996. This reflects a 3.0%, 2.0% and 9.9% increase in sales per year for 1998, 1997 and 1996, respectively. Average weekly store sales increased 3.0%, 1.8% and 8.4% for each of the last three fiscal years, while identical store sales decreased 0.3% in 1998, decreased 0.9% in 1997 and increased 4.4% for 1996. Fourth quarter sales were $3.3 billion, $3.1 billion and $3.0 billion for 1998, 1997 and 1996, respectively. Sales for the quarter were positively impacted by Easter being in the fourth quarter this year and in the third quarter last year. For the fourth quarter, average store sales increased 7.0% in 1998, 1.2% in 1997 and 4.5% in 1996. Identical store sales for the fourth quarter increased 3.1% in 1998, decreased 1.8% in 1997 and increased 1.7% in 1996.

         In fiscal year 1998, the Company continued to increase its average store size by opening and acquiring 84 stores, averaging 50,000 square feet, enlarging or remodeling 136 stores and closing 90 smaller stores, averaging 30,500 square feet.

        As a percent of sales, gross profit margins were 26.6%, 25.1% and 23.9% in fiscal 1998, 1997 and 1996, respectively. Operating margins improved with an increase in the number of larger stores, added service departments and improved pricing. Approximately 88% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO calculations resulted in a pre-tax increase in gross profit of $12.1 million in 1998, and a decrease of $2.7 million in 1997 and a decrease of $9.9 million in 1996.

        Operating and administrative expenses, as a percent of sales, were 24.8%, 23.4% and 21.6% in fiscal 1998, 1997 and 1996, respectively. Increases in depreciation expense, occupancy costs, a higher payroll percentage in our larger stores and training costs associated with our emphasis toward increased customer service, were major contributing factors of our increase in operating and administrative expenses in 1998.

          During 1998, the Company began its consolidation of our accounting departments to corporate headquarters. The opening of the new distribution facility in Raleigh, North Carolina, resulted in the closing and the sale of the older Raleigh distribution facility; the closing of the Greenville, South Carolina distribution facility which will be converted into a general merchandise facility; and the reorganization of the Raleigh and Charlotte divisions. The Company experienced a non-recurring administrative charge totaling $18.1 million (after tax, $11.0 million or $0.07 per diluted share) due to these activities.

        Cash discounts and other income amounted to $115.4 million, $119.4 million and $118.0 million in 1998, 1997 and 1996, respectively. Investment income amounted to $0.3 million, $0.3 million and $0.6 million in fiscal 1998, 1997 and 1996, respectively.

        Interest expense totaled $28.5 million, $22.1 million and $21.2 million in fiscal 1998, 1997 and 1996, respectively. Interest expense primarily reflects a computation of interest on capital lease obligations and short-term borrowings. The 1998 and 1997 increase in interest expense is due to an increase in short-term borrowings.

        Earnings before income taxes were $317.8 million, $319.4 million and $387.3 million in fiscal 1998, 1997 and 1996, respectively. The 1998 and 1997 decrease in pre-tax earnings is primarily a result of the increase in operating expenses as previously mentioned. The effective income tax rates were 37.5%, 36.0% and 34.0% for fiscal 1998, 1997 and 1996, respectively. The increase in the effective tax rate during fiscal 1998 and 1997 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

        Net earnings amounted to $198.6 million or $1.33 per diluted share for 1998, $204.4 million or $1.36 per diluted share for 1997 and $255.6 million or $1.68 per diluted share for 1996. The LIFO calculations increased net earnings by $7.4 million or $0.05 per diluted share in 1998, decreased net earnings by $1.6 million or $0.01 per diluted share in 1997 and decreased net earnings by $6.0 million or $0.04 per diluted share in 1996.

Liquidity and Capital Resources

        The Company's financial condition remains sound and strong at year end. Cash and cash equivalents amounted to $23.6 million, $14.1 million and $32.2 million at the end of fiscal years 1998, 1997 and 1996, respectively. Cash provided by operating activities amounted to $464.5 million in 1998, $413.9 million in 1997 and $556.9 million in 1996.

        Net capital expenditures totaled $369.6 million, $423.1 million and $362.0 million in fiscal 1998, 1997 and 1996, respectively. These expenditures were for new store locations, store enlargements and remodelings, and the expansion of warehouse facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $850 million in fiscal 1998 and projected to be $800 million in fiscal 1999. The Company has no material construction or purchase commitments outstanding as of June 24, 1998.

        Working capital amounted to $228.6 million and $195.4 million at the end of fiscal years 1998 and 1997, respectively. Inventories on a FIFO (first-in, first-out) basis increased $143.6 million in 1998 and $72.7 million in 1997. The increase in inventories is primarily due to the increase in the total retail square footage through new openings and store enlargements, and the opening of our new Raleigh, North Carolina distribution center and the new Montgomery, Alabama perishable warehouse in 1998.

     The Company has an authorized $500.0 million commercial paper program. In support of this program, or as an independent source of funds, the Company also has $495.0 million of short-term lines of credit. These lines of credit are available at any time during the year and are renewable on an annual basis. The Company had no short-term borrowings against bank lines of credit as of June 24, 1998 or June 25, 1997. There was $420.0 million in commercial paper outstanding at the end of 1998, compared to $380.0 million in commercial paper outstanding at the end of 1997. The average interest rate on the commercial paper outstanding on June 24, 1998 was 5.6%, compared to 5.7% on June 25, 1997. Excluding capital lease obligations, the Company had no outstanding long-term debt as of June 24, 1998 or June 25, 1997.

        The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company.

        The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability which might result from any such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Impact of Inflation

        Winn-Dixie's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies, and to the extent permitted by our competition, through improved gross profit margins.

Year 2000 Compliance

         In 1996, the Company created a Year 2000 Project Office to address potential problems within the Company's operations which could result from the century change in the Year 2000. The Project Office was authorized by the Company's Executive Committee, is staffed primarily with representatives of the Company's Corporate Information Systems Department, and has access to key associates in all areas of the Company's operations. The Project Office also uses outside consultants on an as-needed basis.

         To address the Year 2000 issues, the Project Office is identifying all computer-based systems and applications (including embedded systems) that might not be Year 2000 compliant; determining what revisions or replacements would be necessary to achieve compliance and prioritizing and implementing the revisions or replacements; conducting tests necessary to verify that the revised systems are operational; and transitioning the compliant systems into the everyday operations of the Company. Management believes that these actions are approximately sixty percent (60%) complete. Winn-Dixie estimates that all critical systems will be compliant with the century change by June 30, 1999.

         The Company has budgeted approximately $15.0 million to address the Year 2000 issues, which includes the estimated costs of all modifications and the salaries of associates and the fees of consultants addressing the issues. Approximately $9.1 million of this amount had been expended through June 24, 1998.

         As a part of the Year 2000 review, the Company is examining its relationships with certain key outside vendors and others with whom it has significant business relationships to determine to the extent practical the degree of such parties' Year 2000 compliance and to develop strategies for working with them through the century change. The Company does not have a relationship with any third-party vendor which is material to the operations of the Company and, therefore, believes that the failure of any such party to be Year 2000 compliant would not have a material adverse effect on the Company.

         Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to timely deliver inventory to a group of stores or to electronically process sales to the customer at store level. While the Company does not expect any such impact to be material, it is developing contingency plans for alternative methods of product delivery and transaction processing and estimates that such plans will be finalized by June 30, 1999.

Cautionary Statement Regarding Forward-Looking Information and Statements

         This Annual Report on Form 10-K contains certain information that constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involves risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words, "estimate," "project," "intend," "believe," and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to, growth, competition, inflation, pricing and margin pressures, law and taxes. Please refer to discussions of these and other factors in this Annual Report and other Company filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

         We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 24, 1998 and June 25, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 24, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 24, 1998 and June 25, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 24, 1998, in conformity with generally accepted accounting principles.




                                                 KPMG  Peat Marwick LLP


Jacksonville, Florida
July 27, 1998

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




     A. Dano Davis                               Richard P. McCook
     Chairman of the Board                       Financial Vice President
     and Principal Executive Officer             and Principal Financial Officer

                       CONSOLIDATED STATEMENTS OF EARNINGS
           Years ended June 24, 1998, June 25, 1997 and June 26, 1996


                                                                       1998             1997              1996
                                                                  ---------------   --------------   ---------------
                                                                       Amounts in thousands except per share data

Net sales.....................................................  $     13,617,485       13,218,715        12,955,488
Cost of sales, including warehousing and delivery expense.....         9,993,568        9,902,862         9,862,244
                                                                  ---------------   --------------   ---------------
   Gross profit on sales......................................         3,623,917        3,315,853         3,093,244
Operating and administrative expenses.........................         3,374,905        3,093,767         2,802,712
Consolidation and distribution facility closing charge........            18,080                -                 -
                                                                  ---------------   --------------   ---------------
   Operating income...........................................           230,932          222,086           290,532
Cash discounts and other income, net..........................           115,395          119,435           118,038
                                                                  ---------------   --------------   ---------------
                                                                         346,327          341,521           408,570
                                                                  ---------------   --------------   ---------------
Interest:
   Interest on capital lease obligations......................             6,528            7,055             8,199
   Other interest.............................................            22,007           15,024            13,046
                                                                  ---------------   --------------   ---------------
     Total interest...........................................            28,535           22,079            21,245
                                                                  ---------------   --------------   ---------------
Earnings before income taxes..................................           317,792          319,442           387,325
Income taxes..................................................           119,172          114,999           131,691
                                                                  ---------------   --------------   ---------------
Net earnings..................................................  $        198,620          204,443           255,634
                                                                  ===============   ==============   ===============

Basic earnings per share......................................  $           1.34             1.36              1.69
                                                                  ===============   ==============   ===============
Diluted earnings per share....................................  $           1.33             1.36              1.68
                                                                  ===============   ==============   ===============

See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                         June 24, 1998 and June 25, 1997


                                                                                        1998              1997
                                                                                    --------------   ---------------
                                                                                         Amounts in thousands

Assets
Current Assets:
   Cash and cash equivalents.................................................    $         23,566            14,116
   Trade and other receivables, less allowance for doubtful items of
     $2,623,000  ($1,699,000 in 1997)........................................             146,166           175,679
   Merchandise inventories at lower of cost or market less LIFO reserve
     of $212,869,000 ($224,999,000 in 1997)..................................           1,404,917         1,249,215
   Prepaid expenses..........................................................             161,141           148,961
                                                                                    --------------   ---------------
     Total current assets....................................................           1,735,790         1,587,971
                                                                                    --------------   ---------------

Investments and other assets:
   Cash surrender value of life insurance, net...............................              38,789            88,081
   Other assets..............................................................             101,661            94,547
                                                                                    --------------   ---------------
     Total investments and other assets......................................             140,450           182,628
                                                                                    --------------   ---------------
Deferred income taxes........................................................              22,626            22,129
Net property, plant and equipment............................................           1,169,848         1,128,681
                                                                                    --------------   ---------------
                                                                                 $      3,068,714         2,921,409
                                                                                    ==============   ===============
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable..........................................................    $        660,539           604,034
   Short-term borrowings.....................................................             420,000           380,000
   Reserve for insurance claims and self-insurance...........................              71,779            60,219
   Accrued wages and salaries................................................             107,590            98,771
   Accrued rent..............................................................              96,987            76,528
   Accrued expenses..........................................................             135,287           137,115
   Current obligations under capital leases..................................               2,908             3,023
   Income taxes..............................................................              12,119            32,923
                                                                                    --------------   ---------------
     Total current liabilities...............................................           1,507,209         1,392,613
                                                                                    --------------   ---------------
Obligations under capital leases.............................................              48,580            54,026
Defined benefit plan.........................................................              37,102            33,452
Reserve for insurance claims and self-insurance..............................              93,514            94,783
Other liabilities............................................................              13,426             9,041
                                                                                    --------------   ---------------
Shareholders' equity:
   Common stock of $1 par value.  Authorized 400,000,000 shares; issued
     148,530,736 shares in 1998 and 148,875,899 shares in 1997...............             148,531           148,876
   Retained earnings.........................................................           1,220,352         1,188,618
                                                                                    --------------   ---------------
     Total shareholders' equity..............................................           1,368,883         1,337,494
                                                                                    --------------   ---------------
Commitments and contingent liabilities (Notes 6, 8 and 9)
                                                                                 $      3,068,714         2,921,409
                                                                                    ==============   ===============

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended June 24, 1998, June 25, 1997 and June 26, 1996

                                                                         1998            1997            1996
                                                                     -------------   -------------   -------------
                                                                                 Amounts in thousands

Cash flows from operating activities:
   Net earnings.................................................  $       198,620         204,443         255,634
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization............................          330,408         291,236         248,287
       Deferred income taxes....................................          (17,040)        (17,988)         (7,698)
       Defined benefit plan.....................................            3,650           3,919           3,371
       Reserve for insurance claims and self-insurance..........           10,291          (3,967)         (3,788)
       Stock compensation plans.................................           (1,398)         10,086           5,725
       Change in cash from:
         Receivables............................................           29,513         (17,234)         (6,533)
         Merchandise inventories................................         (155,702)        (70,089)        (19,542)
         Prepaid expenses.......................................            3,813            (314)        (14,037)
         Accounts payable.......................................           56,191           3,914          42,199
         Income taxes...........................................          (20,804)         (9,631)         23,223
         Other current accrued expenses.........................           26,952          19,533          30,104
                                                                     -------------   -------------   -------------
           Net cash provided by operating activities............          464,494         413,908         556,945
                                                                     -------------   -------------   -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net..............         (369,636)       (423,105)       (361,961)
   Increase (decrease)  in investments and other assets.........           43,785         (54,548)        (25,915)
                                                                     -------------   -------------   -------------
           Net cash used in investing activities................         (325,851)       (477,653)       (387,876)
                                                                     -------------   -------------   -------------

Cash flows from financing activities:
   Increase (decrease) in short-term borrowings.................           40,000         270,000         (20,000)
   Payments on capital lease obligations........................           (2,653)         (2,713)         (3,077)
   Purchase of common stock.....................................          (21,055)        (94,500)        (51,581)
   Proceeds of sales under associates' stock purchase plan......            8,747          13,111          40,205
   Dividends paid...............................................         (150,923)       (144,165)       (134,042)
   Other........................................................           (3,309)          3,920           1,220
                                                                     -------------   -------------   -------------
           Net cash provided by (used in) financing activities..         (129,193)         45,653        (167,275)
                                                                     -------------   -------------   -------------

Increase (decrease) in cash and cash equivalents................            9,450         (18,092)          1,794
Cash and cash equivalents at the beginning of the year..........           14,116          32,208          30,414
                                                                     -------------   -------------   -------------
Cash and cash equivalents at end of the year....................  $        23,566          14,116          32,208
                                                                     =============   =============   =============

Supplemental cash flow information:
   Interest paid................................................  $        20,316          17,840          14,569
   Interest and dividends received..............................  $         1,449           1,183           8,049
   Income taxes paid............................................  $       152,652         142,684         114,572
                                                                     =============   =============   =============


See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Years ended June 24, 1998, June 25, 1997 and June 26, 1996


                                                                         1998            1997             1996
                                                                     -------------   --------------   -------------
                                                                                 Amounts in thousands

Common stock:
   Beginning of year ...........................................  $       148,876          151,685          75,561
   Add par value of common stock issued for stock
     compensation plans and acquisition.........................              156              140           2,149
   Add par value of common stock issued in connection
     with 2-for-1 stock split...................................                -                -          75,580
   Deduct par value of common stock acquired....................              501            2,949           1,605
                                                                     -------------   --------------   -------------
   End of year..................................................          148,531          148,876         151,685
                                                                     -------------   --------------   -------------

Retained earnings:
   Beginning of year............................................        1,188,618        1,190,611       1,155,031
   Net earnings.................................................          198,620          204,443         255,634
   Deduct excess of cost over par value of common stock
     acquired...................................................           20,554           91,551          49,976
   Deduct cash dividends on common stock of $1.02, $0.96 and
     $0.885 per share in 1998, 1997 and 1996, respectively......          150,923          144,165         134,042
   Deduct par value of common stock issued in connection
     with 2-for-1 stock split...................................                -                -          75,580
   Add (deduct) excess of value or proceeds over par value of common stock and compensation costs recorded for stock
     compensation plans and acquisition.........................           (1,398)           9,946          53,129
   Add (deduct) associates' stock loans, net of payments........            8,747           13,111         (14,330)
   Unrealized gain on marketable securities.....................              796            1,964               -
   Add (deduct) other...........................................           (3,554)           4,259             745
                                                                     -------------   --------------   -------------
   End of year..................................................        1,220,352        1,188,618       1,190,611
                                                                     -------------   --------------   -------------

Total shareholders' equity......................................  $     1,368,883        1,337,494       1,342,296
                                                                     =============   ==============   =============

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies and Other Information

          (a)     Fiscal  Year:  The fiscal year ends on the last  Wednesday  in
                  June.  Fiscal  years ended 1998,  1997 and 1996  comprised  52 weeks.

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

          (d) Inventories: Inventories are stated at the lower of cost or market. The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 88% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

          (e) Marketable Securities: Included in investments and other assets was $24,400,000 at June 24, 1998, and $19,400,000 at
                  June 25, 1997,  consisting  principally  of marketable  equity
                  securities       categorized      as       available-for-sale.
                  Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

          (f) Financial Instruments: Interest rate swaps are accounted for under the accrual method. Net interest paid or received on these instruments is included in operating and administrative expense. See Note 6(b) for additional information on interest rate swap agreements.

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

          (h) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000,000 for automobile and general liability and $1,000,000 for workers' compensation. Self-insurance reserves are established for property losses with a maximum annual aggregate of $5,000,000 and a $100,000 per occurrence deductible after the aggregate is obtained. The Company is insured for losses in excess of these limits.

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

          (j) Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Depreciation is provided over the estimated useful lives by the straight-line method. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment is based on lives varying from three to ten years. Warehouse and manufacturing equipment is based on lives varying from five to ten years. Amortization of improvements to leased premises is provided principally by the straight-line method over the periods of the leases or the estimated useful lives of the improvements, whichever is less. Amortization for retail store leasehold improvements is based on lives varying from eight to 15 years. Amortization for warehouse and manufacturing leasehold improvements is based on a 15 year life.

                  The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the net cash flows expected to be generated by the asset.

          (k) Store Opening and Closing Costs: The costs of opening new stores and closing old stores are charged to earnings in the year incurred.

1. Summary of Significant Accounting Policies and Other Information, continued

          (l) Earnings Per Share: The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") during the second quarter of fiscal 1998. The adoption of this statement did not materially effect the Company's earnings per share. All prior period earnings per share amounts have been restated to conform with the provisions of SFAS 128.

                   The  following  weighted  average  number of shares of common stock were used in the calculations for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method.

                                           1998           1997           1996
                                           ----           ----           ----
                   Basic               148,697,634    150,040,137    151,577,205
                   Diluted             148,866,167    150,231,820    151,946,196

          (m) Stock-Based Compensation: During fiscal year 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans. Prior to fiscal year 1996, the Company followed the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." Since the Company historically recorded compensation expense under APB Opinion 25 for its performance based plans, the adoption of this Standard in 1996 had no material effect on the Company's financial statements (see Note 7).

          (n) New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. The Company currently intends to adopt this new accounting standard effective in the first quarter of fiscal 1999. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 provides for the disclosure of financial information desegregated by the way management organizes the segments of the enterprise for making operating decisions. The Company intends to adopt this new accounting standard in the fourth quarter of fiscal 1999 and is still determining how SFAS 131 will impact the financial statement disclosure.

          (o)     Reclassification:   Certain   prior  year  amounts  have  been
                  reclassified to conform with the current year's presentation.

2.       Accounts Receivable

                     Accounts receivable at year-end were as follows:

                                                            1998         1997
                                                          ---------    ---------
                                                           Amounts in thousands

                  Trade and other receivables........... $  90,672       76,471
                  Construction advances.................    58,117      100,907
                                                          ---------    ---------
                                                           148,789      177,378
                  Less:  Allowance for doubtful items...     2,623        1,699
                                                          ---------    ---------
                                                         $ 146,166      175,679
                                                          =========    =========

3.       Inventories

         At June 24, 1998, inventories valued by the LIFO method would have been $212,869,000 higher ($224,999,000 higher at June 25, 1997) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used, reported net earnings would have been $7,411,000 or $0.05 per diluted share lower, $1,624,000 or $0.01 per diluted share higher and $6,022,000 or $0.04 per diluted share higher in 1998, 1997 and 1996, respectively.

4.       Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                                        1998             1997
                                                                                    --------------   -------------
                                                                                        Amounts in thousands

         Land..............................................................      $         11,343           8,862
         Buildings.........................................................                28,739          32,442
         Furniture, fixtures, machinery and equipment......................             2,356,376       2,149,817
         Transportation equipment..........................................               132,381         124,419
         Improvements to leased premises...................................               457,931         435,837
         Construction in progress..........................................                69,365          62,224
                                                                                    --------------   -------------
                                                                                        3,056,135       2,813,601
         Less:  Accumulated depreciation and amortization..................             1,919,432       1,723,198
                                                                                    --------------   -------------
                                                                                        1,136,703       1,090,403
         Leased property under capital leases, less accumulated
            amortization of $36,568,000 ($37,090,000 in 1997)..............                33,145          38,278
                                                                                    --------------   -------------
         Net property, plant and equipment.................................      $      1,169,848       1,128,681
                                                                                    ==============   =============

         The Company had no non-cash additions to leased property for 1998 or 1997.

5.       Income Taxes

         The provision for income taxes consisted of:

                                                                           Current       Deferred         Total
                                                                         ------------   ------------   ------------
                                                                                  Amounts in thousands
         1998
                  Federal.....................................        $      115,109        (15,779)        99,330
                  State.......................................                21,103         (1,261)        19,842
                                                                         ------------   ------------   ------------
                                                                      $      136,212        (17,040)       119,172
                                                                         ============   ============   ============

         1997
                  Federal.....................................        $      115,347        (17,440)        97,907
                  State.......................................                17,640           (548)        17,092
                                                                         ------------   ------------   ------------
                                                                      $      132,987        (17,988)       114,999
                                                                         ============   ============   ============

         1996
                  Federal.....................................        $      117,136         (7,523)       109,613
                  State.......................................                22,251           (173)        22,078
                                                                         ------------   ------------   ------------
                                                                      $      139,387         (7,696)       131,691
                                                                         ============   ============   ============

         The following reconciles the above provision to the Federal statutory income tax rate:

                                                                          1998           1997           1996
                                                                       ------------   ------------    -----------

         Federal statutory income tax rate....................                35.0%          35.0%          35.0%
         State and local income taxes, net of federal
            income tax benefits...............................                 3.8            3.1            3.5
         Other tax credits....................................                (0.6)          (0.6)          (0.2)
         Life insurance.......................................                (0.2)          (2.1)          (3.1)
         Other, net...........................................                (0.5)           0.6           (1.2)
                                                                       ------------   ------------   ------------
                                                                              37.5%          36.0%          34.0%
                                                                       ============   ============   ============

         The effective tax rate for 1998 and 1997 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain corporate owned life insurance (COLI) policies are being phased out over a three-year period.

         In addition to the provision for income taxes presented above, the Company recorded deferred taxes of $551,000 and $1,105,000 in fiscal 1998 and 1997, respectively, related to the unrealized gain on marketable securities.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 24, 1998, June 25, 1997 and June 26, 1996 are presented below:


                                                                            1998           1997           1996
                                                                         ------------   ------------   ------------
                                                                                   Amounts in thousands
         Deferred tax assets:
            Reserve for insurance claims and self-insurance.......... $       61,160         57,169         58,501
            Reserve for vacant store leases..........................         20,137         14,521         10,319
            Unearned promotional allowance...........................          6,844         12,520          7,568
            Reserve for accrued vacations............................         14,172         10,145          9,278
            State net operating loss carry forwards..................          9,249          7,410          6,962
            Excess of book over tax depreciation.....................         10,985         11,033         10,026
            Excess of book over tax rent expense.....................          1,058          1,482          1,133
            Excess of book over tax retirement expense...............         14,757         12,565         10,750
            Uniform capitalization of inventory......................          7,796          6,797          5,181
            Other, net...............................................         38,066         31,366         25,464
                                                                         ------------   ------------   ------------
              Total gross deferred tax assets........................        184,224        165,008        145,182
              Less:  Valuation allowance.............................          9,154          7,314          6,896
                                                                         ------------   ------------   ------------
              Net deferred tax assets................................        175,070        157,694        138,286
                                                                         ------------   ------------   ------------
         Deferred tax liabilities:
            Excess of tax over book depreciation.....................        (11,958)       (16,312)       (18,514)
            Bahamas subsidiary foreign earnings......................        (12,616)       (10,680)       (11,506)
            Unrealized gain on marketable securities.................         (1,656)        (1,105)             -
            Other, net...............................................        (20,632)       (17,879)       (13,429)
                                                                         ------------   ------------   ------------
              Total gross deferred tax liabilities...................        (46,862)       (45,976)       (43,449)
                                                                         ------------   ------------   ------------
              Net deferred tax assets................................ $      128,208        111,718         94,837
                                                                         ============   ============   ============

         Current deferred income taxes of $105,582,000 and $89,589,000 for 1998 and 1997, respectively, are included in prepaid expenses in the accompanying consolidated balance sheets.

         The Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

6.       Financing

          (a) Credit Arrangements: The Company has available a $500.0 million commercial paper program. As of June 24, 1998, there was $420.0 million outstanding, compared to $380.0 million outstanding on June 25, 1997. The average interest rate on the commercial paper outstanding on June 24, 1998, was 5.6% as compared to 5.7% on June 25, 1997. The Company also has short-term lines of credit totaling $495.0 million. The lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. There were no short-term borrowings against bank lines of credit as of June 24, 1998 or June 25, 1997.

                  The carrying amount of short-term borrowings approximates fair value because of their short-term maturity. As such, the Company is not exposed to a significant amount of interest rate risk.

          (b) Interest Rate Swap: The Company has entered into interest rate swap agreements to reduce the impact of changes in rental payments on retail locations, distribution facilities and manufacturing facilities that have a lease term of 25 years and whose primary rent expense fluctuates with the commercial paper (CP) interest rate. At June 24, 1998, the Company had outstanding four interest rate swap agreements, having a notional principal amount of $50.0 million each, with an investment bank. These agreements effectively change the Company's exposure on its leased real estate with floating rental payments to fixed rental payments based on a 7.19% interest rate. The interest rate swap agreements mature on June 30, 2004, 2005, 2006 and 2007. The Company is exposed to credit loss in the event of nonperformance by the counter party to these interest rate swap agreements. However, the Company does not anticipate non-performance by the counter party.

                  Since current short-term interest rates at June 24, 1998 are below the 7.19% rate of these contracts, the estimated negative value of these swaps was approximately $15.6 million.

                  The table below presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable receive rates are based on implied forward rates in the yield curve at the reporting date.

                                                          Expected Maturity Dates
                                                                                        There-
                                              1999     2000     2001    2002     2003   after     Total
                                              ----     ----     ----    ----     ---- --------    -----
                                                                 Amounts in millions
                Interest Rate Swaps
                  Variable to Fixed       $      -        -        -       -        -      200      200
                  Average Pay Rate        %   7.19     7.19     7.19    7.19     7.19     7.07     7.08
                  Average Receive Rate    %   5.80     5.84     5.91    5.96     6.01     6.05     6.00

7.       Stock Compensation Plans

         The Company has an employee stock purchase plan, long-term incentive stock compensation plans and a performance based stock option plan. Under SFAS 123, purchase discounts for the employee stock purchase plan, the fair value at date of grant for the long-term incentive stock compensation plans and the performance based stock option plan are charged to compensation costs over the vesting or performance period. The fair value of the fiscal 1997 grant under the performance based stock option plan was estimated on the date of the grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 7.0%; dividend yield of 2.8%; expected lives of 7 years; and volatility of .225.

         Compensation costs for these stock compensation plans resulted in income of $1.4 million in 1998, primarily due to the reversal of compensation expense previously recognized for restricted shares that did not vest. Compensation costs charged against income was $10.1 million in 1997 and $5.7 million in 1996.

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

                  Loans to associates for the purchase of the Company's common stock are reported in the financial statements as a reduction of Shareholders' Equity, rather than as a current asset. Loans outstanding were $3,087,000 and $11,834,000 at June 24, 1998 and June 25, 1997, respectively.

          (b) Stock Compensation Plans: The Company has long-term incentive stock compensation plans. Under these programs the Company issues restricted shares of the Company's common stock to eligible management associates. Restricted shares issued and the weighted average fair value on the grant date are as follows: 149,743 shares ($37.25) in 1998 (118,200 shares forfeited);  150,338 shares  ($35.21) in 1997 (119,283  shares forfeited); and 42,076 shares ($27.88) in 1996 (3,626 shares forfeited). The vesting of these shares are contingent upon certain specified goals being attained over a three year period.

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

                  On July 29, 1996, the Compensation Committee approved the grant of options for 237,000 shares, effective June 19, 1996, at an exercise price of $34.625 ($9.84 fair value of option). As of June 24, 1998, options for 32,000 shares have been forfeited. Of these options granted, 102,500 would have been exercisable on June 24, 1998, but were not earned. These options will now become exercisable on June 30, 1999, if earned. The remaining 102,500 shares will become exercisable on June 28, 2000, if earned. These options expire on January 15, 2003.

                  Changes in options under these plans during the years ended June 24, 1998, June 25, 1997 and June 26, 1996, were as follows:

                                                                                                      Weighted
                                                                                                      Average
                                                                              Number of             Option Price
                                                                               Shares                Per Share
                                                                         --------------------    -------------------


                  Outstanding - June 28, 1995........................            876,000       $         20.13
                  Granted............................................                  -       $
                                                                                                             -
                  Exercised..........................................           (236,000)      $         14.94
                  Forfeited..........................................            (10,000)      $         22.44
                                                                            -------------           -----------
                  Outstanding - June 26, 1996........................            630,000       $         22.04
                  Granted............................................            237,000       $         34.63
                  Exercised..........................................           (142,000)      $         21.97
                  Forfeited..........................................            (22,000)      $         34.63
                                                                            -------------           -----------
                  Outstanding - June 25, 1997........................            703,000       $         25.90
                  Granted............................................                  -       $             -
                  Exercised..........................................           (361,000)      $         22.11
                  Forfeited..........................................            (10,000)      $         34.63
                                                                            -------------           -----------
                  Outstanding - June 24, 1998........................            332,000       $         29.76
                                                                            =============           ===========
                  Exercisable  - June 24, 1998.......................            127,000       $         21.90
                                                                            =============           ===========
                  Shares available for additional grant..............            723,000
                                                                            =============

                  The number of shares exercisable and their weighted average exercise price at the end of the year are as follows: 127,000 shares ($21.90) in 1998; 488,000 shares ($22.05) in 1997; and
                  389,000 shares ($21.67) in 1996. At June 24, 1998, the 332,000 options outstanding have a weighted average contractual life of 4.3 years.

8.       Leases

          (a) Leasing Arrangements: There were 1,439 leases in effect on store locations and other properties at June 24, 1998. Of these 1,439 leases, 37 store leases and 2 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next twenty-five years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

                  The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental which is based on a percentage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

          (b) Leases: The following is an analysis of the leased property under capital leases by major classes:

                                                                                          Asset balances at
                                                                               June 24, 1998       June 25, 1997
                                                                              ---------------     ---------------
                                                                                       Amounts in thousands

                  Store facilities....................................   $          53,991               59,646
                  Warehouses and manufacturing facilities.............              15,722               15,722
                                                                               ------------          -----------
                                                                                    69,713               75,368
                  Less: Accumulated amortization......................              36,568               37,090
                                                                               ------------          -----------
                                                                          $         33,145               38,278
                                                                               ============          ===========

                  The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of June 24, 1998.

                                                                                Capital                Operating
                                                                                       Amounts in thousands
                  Fiscal Year:
                      1999.............................................   $       9,334                  330,721
                      2000.............................................           9,214                  326,064
                      2001.............................................           9,220                  321,201
                      2002.............................................           9,280                  316,986
                      2003.............................................           9,259                  312,999
                      Later years......................................          49,537                3,120,170
                                                                             -----------           --------------
                  Total minimum lease payments.........................          95,844                4,728,141
                                                                                                   ==============

                  Less:  Amount representing estimated
                          taxes, maintenance and insurance
                          costs included in total minimum
                          lease payments...............................           1,744
                                                                             -----------
                  Net minimum lease payments...........................          94,100
                  Less:  Amount representing interest..................          42,612
                                                                             -----------
                  Present value of net minimum lease
                    payments...........................................   $      51,488
                                                                             ===========

                  Rental  payments  under  operating  leases  including,   where
                  applicable, real estate taxes and other expenses are as follows:

                                                 1998       1997       1996
                                                 ----       ----       ----
                                                    Amounts in thousands

                  Minimum rentals...........  $ 307,289    276,259    254,705
                  Contingent rentals........      1,869      2,618      3,320
                                               ---------  ---------  ---------
                                              $ 309,158    278,877    258,025
                                               =========  =========  =========

9.       Commitments and Contingent Liabilities

          (a) Associate Benefit Programs: The Company has noncontributory, trusteed profit sharing retirement programs which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $67,250,000, $62,250,000 and $62,200,000 in 1998, 1997 and 1996, respectively.

                  In addition to providing profit sharing benefits, the Company makes group insurance available to early retirees from the time they retire until age 65 when they qualify for Medicare/Medicaid. Currently, the early retiree group constitutes 88 associates. This group of retirees bears the entire costs of this plan, which is maintained totally separate from the Company's regular group insurance plan. The Company reserves the right to modify these benefits.

          (b) Defined Benefit Plan: The Company has a Management Security Plan (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 611 qualified active associates of the Company and 408 former participants. Total MSP cost charged to operations was $5,406,000, $5,485,000 and $4,942,000 in 1998, 1997 and 1996,
                  respectively. The projected benefit obligation at June 24, 1998 was approximately $41,095,000. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 1998, 1997 and 1996.

                  Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $183,771,000 and $170,479,000 at June 24, 1998 and June 25, 1997, respectively.

                  During 1998, the Company phased-out all life insurance policies previously held on a broad-based group of qualified associates, which had no material effect on the Company's consolidated financial statements. At June 25, 1997, insurance policies were shown on the balance sheet at their cash surrender value, net of policy loans aggregating $302,055,000.

          (c) Supplemental Retirement Plan: The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. At June 24, 1998 and June 25, 1997, the Company's liability under this program was $11.8 million and $7.6 million, respectively.

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

10.      Related Party Transactions

         The Company is self-insured for purposes of employee group life, medical, accident and sickness insurance, with American Heritage Life Insurance Company, a related party, providing administrative services and expenses for medical and accident claims. Total payments aggregating $29,440,000, $29,995,000 and $25,001,000 were made in 1998,
         1997 and 1996, respectively.

11.      Consolidation and Distribution Facility Closing

          During 1998, the Company began its consolidation of the accounting departments to corporate headquarters. The opening of our new distribution facility in Raleigh, North Carolina, resulted in the closing and the sale of the older Raleigh distribution center; the closing of our Greenville, South Carolina distribution facility which will be converted into a general merchandise facility; and the reorganization of our Raleigh and Charlotte divisions. The Company experienced a non-recurring administrative charge totaling $18.1 million (after tax, $11.0 million or $0.07 per diluted share) due to these activities.

12.      Quarterly Results of Operations (Unaudited)

         The following is a summary of the unaudited quarterly results of operations for the years ended June 24, 1998 and June 25, 1997:

                                                                              Quarters Ended
                                                         Sept. 17        Jan. 7          April 1        June 24
                      1998                              (12 Weeks)     (16 Weeks)      (12 Weeks)     (12 Weeks)
                      ----                              ----------     ----------      ----------     ----------
                                                               Dollars in thousands except per share data
         Net sales.............................   $      3,056,203       4,150,243      3,160,878      3,250,161
         Gross profit on sales.................   $        822,823       1,095,557        858,214        847,323
         Net earnings..........................   $         47,510          56,128         60,972         34,010
         Basic earnings per share..............   $           0.32            0.38           0.41           0.23
         Diluted earnings per share............   $           0.32            0.38           0.41           0.22
         Net LIFO charge (credit)..............   $          3,055           3,055          1,222        (14,743)
         Net LIFO charge (credit) per diluted
           share...............................   $            .02             .02            .01          (0.10)
         Dividends per share...................   $           0.17            0.34          0.255          0.255
         Market price range....................   $    39.25-33.69     44.13-35.38    59.25-43.56    48.69-36.56



                                                                              Quarters Ended
                                                         Sept. 18        Jan. 8          April 2        June 25
                      1997                              (12 Weeks)     (16 Weeks)      (12 Weeks)     (12 Weeks)
                      ----                              ----------     ----------      ----------     ----------
                                                               Dollars in thousands except per share data

         Net sales ............................   $      2,985,702       4,057,174      3,114,029      3,061,810
         Gross profit on sales ................   $        740,723         989,319        790,258        795,553
         Net earnings .........................   $         47,033          47,687         57,343         52,380
         Basic and diluted earnings per share .   $           0.31            0.32           0.38           0.35
         Net LIFO charge (credit) .............   $          3,666           3,666          3,055         (8,763)
         Net LIFO charge (credit) per diluted
           share...............................   $           0.03            0.02           0.02          (0.06)
         Dividends per share ..................   $           0.16            0.32           0.24           0.24
         Market price range ...................   $    36.13-32.75     35.38-31.13    34.13-29.88    42.38-32.00

12.        Quarterly Results of Operations (Unaudited), continued

           During 1998 and 1997, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.2% to (0.7)% and 1.9% to 0.2%, respectively.

                                                                           Fourth Quarter Results of Operations

                                                                          June 24, 1998           June 25, 1997
                                                                           (12 Weeks)              (12 Weeks)
                                                                       --------------------    ---------------------
                                                                                   Amounts in thousands

         Net sales...............................................    $          3,250,161               3,061,810
         Cost of sales...........................................               2,402,838               2,266,257
                                                                         -----------------       -----------------
         Gross profit on sales...................................                 847,323                 795,553
         Operating & administrative expenses.....................                 798,444                 738,958
         Consolidation and distribution facility closing.........                  18,080                       -
                                                                         -----------------       -----------------
         Operating income........................................                  30,799                  56,595
         Cash discounts and other income, net....................                  28,444                  29,957
         Interest expense........................................                  (4,827)                 (4,707)
                                                                         -----------------       -----------------
         Earnings before income taxes............................                  54,416                  81,845
         Income taxes............................................                  20,406                  29,465
                                                                         -----------------       -----------------
         Net earnings............................................    $             34,010                  52,380
                                                                         =================       =================

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of July 27, 1998, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 24, 1998 and June 25, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 24, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index on page 15 of the annual report on Form 10-K for the year 1998. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                     KPMG Peat Marwick LLP



Jacksonville, Florida
July 27, 1998

                                                                     Schedule II


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 Consolidated Valuation and Qualifying Accounts
           Years Ended June 24, 1998, June 25, 1997 and June 26, 1996
                             (Amounts in thousands)


                                                          Balance at      Additions     Deductions      Balance at
                                                          beginning       charged          from             end
                     Description                           of year        to income      reserves         of year
------------------------------------------------------   -------------    -----------   ------------    ------------

Year ended June 24,1998:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         1,699         13,995         13,071           2,623
                                                         =============    ===========   ============    ============

Reserves  not  deducted  from  assets:
   Reserves for insurance claims and self-insurance:
     - Current                                        $        60,219         87,893         76,333          71,779
     - Noncurrent                                              94,783              -          1,269          93,514
                                                         -------------    -----------   ------------    ------------
                                                      $       155,002         87,893         77,602         165,293
                                                         =============    ===========   ============    ============


Year ended June 25,1997:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         1,860         14,318         14,479           1,699
                                                         =============    ===========   ============    ============

Reserves  not  deducted  from  assets:
   Reserves for insurance claims and self-insurance:
     - Current                                        $        61,760         81,194         82,735          60,219
     - Noncurrent                                              97,209              -          2,426          94,783
                                                         -------------    -----------   ------------    ------------
                                                      $       158,969         81,194         85,161         155,002
                                                         =============    ===========   ============    ============


Year ended June 26,1996:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         1,105         20,150         19,395           1,860
                                                         =============    ===========   ============    ============

Reserves  not  deducted  from  assets:
   Reserves for insurance claims and self-insurance:
     - Current                                        $        59,373         85,744         83,357          61,760
     - Noncurrent                                             103,384          2,039          8,214          97,209
                                                         -------------    -----------   ------------    ------------
                                                      $       162,757         87,783         91,571         158,969
                                                         =============    ===========   ============    ============