Form 10-Q
period 1998-09-16
WINN DIXIE STORES INC
filed 1998-10-14
CIK 107681

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended September 16, 1998

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to __________________

                          Commission File Number 1-3657


                              ---------------------

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

                                    Unchanged
Former name, former address and former fiscal year,if changed since last report)
                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     As of September 30, 1998, there were 148,587,739 shares outstanding of the registrant's common stock, $1 par value.



================================================================================

                             WINN-DIXIE STORES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information


                                                                            Page

   Condensed Consolidated Statements of Earnings
     (Unaudited), For the 12 Weeks Ended
          September 16, 1998 and September 17, 1997                            1

   Condensed Consolidated Balance Sheets (Unaudited),
          September 16, 1998 and June 24, 1998                                 2

   Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 12 Weeks Ended
          September 16, 1998 and September 17, 1997                            3

   Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                        4-6

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7-10


                           Part II: Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders              11

   Item 6.  Exhibits and Reports on Form 8-K                                  12

   Signatures                                                                 12

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Amounts in thousands except per share data



                                                    For the 12 Weeks Ended
                                          --------------------------------------
                                           Sept. 16, 1998        Sept. 17, 1997
                                          ------------------- ------------------

 Net sales                              $        3,190,755            3,056,203

 Cost of sales                                   2,349,480            2,233,380
                                              -------------        -------------

 Gross profit                                      841,275              822,823

 Operating & administrative expenses               835,947              765,976
                                              -------------        -------------

 Operating income                                    5,328               56,847

 Cash discounts & other income                      26,452               26,249

 Interest expense                                   (8,122)              (7,080)
                                             --------------        -------------

 Earnings before income taxes                       23,658               76,016

 Provision for income taxes                          9,108               28,506
                                             --------------        -------------

 Net earnings                         $             14,550               47,510
                                             ==============        =============

 Basic earnings per share             $               0.10                 0.32
                                             ==============        =============

 Diluted earnings per share           $               0.10                 0.32
                                             ==============        =============

 Dividends per share                  $               0.17                 0.17
                                             ==============        =============


  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands

ASSETS                                      Sept. 16, 1998        June 24, 1998
                                           ----------------      ---------------
Cash and cash equivalents                 $        23,092                23,566
Trade and other receivables                       176,870               146,166
Merchandise inventories less LIFO reserve of
   $216,869 ($212,869 at June 24, 1998)         1,423,424             1,404,917
Prepaid expenses                                  123,846               161,141
                                               -----------           -----------
   Total current assets                         1,747,232             1,735,790
                                               -----------           -----------
Investments and other assets                      130,329               140,450
Deferred income taxes                              22,242                22,626
Net property, plant and equipment               1,162,527             1,169,848
                                               -----------           -----------

Total assets                               $    3,062,330             3,068,714
                                               ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                           $      593,134               660,539
Short-term borrowings                             453,000               420,000
Reserve for insurance claims and self-insurance    69,734                71,779
Accrued wages and salaries                        107,753               107,590
Accrued rent                                      102,263                96,987
Accrued expenses                                  172,376               135,287
Current obligations under capital leases            2,955                 2,908
Income taxes                                       20,144                12,119
                                               -----------           -----------
   Total current liabilities                    1,521,359             1,507,209
                                               -----------           -----------
Obligations under capital leases                   47,985                48,580
Defined benefit plan                               38,134                37,102
Reserve for insurance claims and self-insurance    93,214                93,514
Other liabilities                                  12,789                13,426
                                               -----------           -----------
Shareholders' equity:
   Common stock                                   148,588               148,531
   Retained earnings                            1,199,482             1,217,592
   Accumulated other comprehensive income             779                 2,760
                                               -----------           -----------
   Total shareholders' equity                   1,348,849             1,368,883
                                               -----------           -----------

Total liabilities and shareholders' equity  $   3,062,330             3,068,714
                                               ===========           ===========

  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                      For the 12 Weeks Ended
                                              ----------------------------------
                         FISCAL YEAR-TO-DATE   Sept. 16, 1998     Sept. 17, 1997
                                              ----------------------------------

Cash flows from operating activities:
   Net earnings                                $      14,550             47,510
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization                  78,223             72,737
       Deferred income taxes                           3,945              4,025
       Defined benefit plan                            1,032                876
       Reserve for insurance claims and self-insurance(2,345)            (3,268)
       Stock compensation plans                        1,178              2,162
       Change in cash from:
         Receivables                                 (30,704)             6,622
         Merchandise inventories                     (18,507)           (41,338)
         Prepaid expenses                             38,847             17,058
         Accounts payable                            (67,105)           (21,761)
         Income taxes                                  4,080             17,502
         Other current accrued expenses               42,548             26,131
                                                  -----------         ----------
           Net cash provided by operating activities  65,742            128,256
                                                  -----------         ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net   (70,125)           (72,982)
   Decrease (increase) in investments and other assets 5,291             (2,749)
                                                  -----------         ----------
           Net cash used in investing activities     (64,834)           (75,731)
                                                  -----------         ----------
Cash flows from financing activities:
   Increase (decrease) in short-term borrowings       33,000             (4,000)
   Payments on capital lease obligations                (694)            (1,127)
   Purchase of common stock                              (74)            (2,809)
   Proceeds of sales under associates'
    stock purchase plan                                1,401              2,460
   Dividends paid                                    (25,201)           (25,281)
   Other                                              (9,814)           (12,708)
                                                  -----------         ----------
           Net cash used in financing activities      (1,382)           (43,465)
                                                  -----------         ----------
Increase (decrease) in cash and cash equivalents        (474)             9,060
Cash and cash equivalents at beginning of year        23,566             14,116
                                                  -----------         ----------
Cash and cash equivalents at end of period   $        23,092             23,176
                                                  ===========         ==========
Supplemental cash flow information:
   Interest paid                             $         2,294              3,644
   Interest and dividends received           $            91                247
   Income taxes paid                         $         1,083              7,016
                                                  ===========         ==========

See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   (A) Financial information reflects all adjustments, which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 1998 Form 10-K Annual Report of the Company. The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in fourteen states and the Bahama Islands.

   (B) Merchandise inventories are stated at the lower of cost or market, approximately 88% of which are valued under the LIFO method.

   (C) Results for the quarter reflect a pretax LIFO inventory charge of $4.0 million in 1999 and $5.0 million in 1998. If the FIFO method had been used, current quarter net earnings would have been $17.0 million or $0.11 per diluted share as compared with net earnings of $50.6 million or $0.34 per diluted share in the previous year.

   (D) The Company has an authorized $500.0 million Commercial Paper program and short-term lines of credit totaling $530.0 million. On September 16, 1998, there were $450.0 million in commercial paper and $3.0 million from bank lines of credit outstanding, as compared to $420.0 million in commercial paper and no amounts from bank lines of credit outstanding on June 24, 1998.

   (E) The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal year 1999 is 38.5% as compared to 37.5% in 1998. The effective tax rate during fiscal 1998 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

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

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd

           The following weighted average number of shares of common stock was used in the calculation for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method.

                                             1999                      1998
                                            ------                    ------

           Basic:
                  Quarter                148,336,991                148,932,346

           Diluted:
                  Quarter                148,677,114                149,133,999

   (G) Comprehensive Income: The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective June 25, 1998. SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. Comprehensive income for the quarters ended September 16, 1998 and September 17, 1997 was approximately $12.6 and $46.8 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains (losses) generated from available-for-sale securities.

   (H) New Accounting Pronouncements: In June 1997 and June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), respectively. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 provides for the disclosure of financial information desegregated by the way management organizes the segments of the enterprise formaking operating decisions. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 131 in the fourth quarter of thisfiscal year and SFAS 133 in the first quarter of fiscal year 2000. The Company is still determining how SFAS 131 and SFAS 133 will impact the financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd

   (I) Reclassification: Certain prior year amounts have been reclassified to conform to the current year's presentation.

   (J) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

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

   Results of Operations

   Sales for the first quarter totaled $3.2 billion, up $134.6 million, or 4.4% over the previous year. For the first quarter, average store sales increased 5.3% and identical store sales increased 1.6% from the previous year.

   During the quarter, the Company opened 18 new stores averaging 50,700 square feet, closed 14 older stores averaging 35,300 square feet and enlarged or remodeled 17 store locations, for a total of 1,172 locations in operation on September 16, 1998, compared to 1,184 last year. As of September 16, 1998, retail space totaled 50.1 million square feet, a 2.8% increase over the prior year. There are 54 new stores and 45 store enlargements or remodels under construction.

   Gross profit increased $18.5 million for the quarter. As a percent to sales, gross profit for the current quarter was 26.4%, compared to 26.9% in the same quarter of the previous year. The decrease in gross profit margin is a result of continued aggressive pricing to build sales.

   Operating and administrative expenses increased $70.0 million for the current quarter. As a percent to sales, operating and administrative expenses for the current quarter were 26.2%, compared to 25.1% last year. Heavy advertising spending on our "While You're at the Marketplace" marketing campaign and a major training program for our associates with the purpose of creating "Exceptional Customer Service" were the major contributing factors of the increase in operating and administrative expenses.

   Cash discounts and other income totaled $26.5 million for the first quarter, compared to $26.2 million last year. The increase in cash discounts and other income is a result of an increase in purchases of product for resale.

   Interest expense totaled $8.1 million for the current quarter compared to $7.1 million for the comparable period last year. The increase in interest expense for the quarter is related to the increase in short-term borrowings.

   Earnings before income taxes were $23.7 million for the current quarter compared to $76.0 million in the same quarter of the previous year. The decrease in pre-tax earnings is primarily a result of aggressive pricing to build sales and the increase in operating expenses as previously mentioned. Income taxes have been accrued at an effective rate of 38.5% for the current year and 37.5% for the previous year. This rate is expected to approximate the effective rate for the full 1999 fiscal year. The effective tax rate during fiscal 1998 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

   Net earnings amounted to $14.6 million, or $0.10 per diluted share for the current quarter compared to $47.5 million or $0.32 per diluted share for the comparable period last year. The LIFO charge reduced net earnings by $2.4 million, or $0.01 per diluted share for the current quarter compared to $3.1 million or $0.02 per diluted share in the previous year.

   Liquidity and Capital Resources

   The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $23.1 million at September 16, 1998 compared to $23.2 million at September 17, 1997. Net cash provided by operating activities amounted to $65.7 million for the 12 weeks ending September 16, 1998 compared to $128.3 million for the comparable period last year. Capital expenditures totaled $70.1 million compared to $73.0 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $800 million in 1999. The Company has no material construction or purchase commitments outstanding as of September 16, 1998.

   Working capital amounted to $225.9 million at September 16, 1998, compared to $228.6 million at June 24, 1998.

   The Company has an authorized $500.0 million Commercial Paper program. In addition, the Company has $530.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of September 16, 1998, $450.0 million of commercial paper was outstanding as compared to $420.0 million on June 24, 1998. The average interest rate on the commercial paper outstanding on September 16, 1998 was 5.6% as compared to 5.6% on June 24, 1998. The Company had $3.0 million in short-term borrowings against bank lines of credit as of September 16, 1998 as compared to none on June 24, 1998. The interest rate on the bank lines of credit on September 16, 1998 was 6.3%.

   Excluding capital leases, the Company had no outstanding long-term debt as of either September 16, 1998 or June 24, 1998.

   The Company's cash flow from operations and available credit facilities are considered adequate to fund the short-term and long-term capital needs of the Company.

   The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability, which might result from any such proceedings, will not have a material adverse effect on the Company's consolidated earnings or financial position.

   Impact of Inflation

   The Company's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

   Year 2000 Compliance

   In 1996, the Company created a Year 2000 Project Office to address potential problems within the Company's operations, which could result from the century change in the Year 2000. The Project Office was authorized by the Company's Executive Committee, is staffed primarily with representatives of the Company's Corporate Information Systems Department, and has access to key associates in all areas of the Company's operations. The Project Office also uses outside consultants on an as-needed basis.

   To address the Year 2000 issues, the Project Office is identifying all computer-based systems and applications (including embedded systems) that might not be Year 2000 compliant; determining what revisions or replacements would be necessary to achieve compliance and prioritizing and implementing the revisions or replacements; conducting tests necessary to verify that the revised systems are operational; and transitioning the compliant systems into the everyday operations of the Company. Management believes that these actions are approximately sixty-seven percent (67%) complete. Winn-Dixie estimates that all critical systems will be compliant with the century change by June 30, 1999.

   The Company has budgeted approximately $15.0 million to address the Year 2000 issues, which includes the estimated costs of all modifications, the salaries of associates and the fees of consultants addressing the issues.
   Approximately $10.7 million of this amount had been expended through September 16, 1998.

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

   Cautionary Statement Regarding Forward-Looking Information and Statements

   This Form 10-Q contains certain information that constitutes Aforward-looking statements@ within the meaning of the Private Securities Litigation Reform Act, which involves risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words, Aestimate,@ Aproject,@ Aintend@ and Abelieve@ and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to, growth, competition, inflation, pricing and margin pressures, law and taxes. Please refer to discussions of these and other factors in this Form 10-Q and other Company filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                           Part II - Other Information

   Item 4.     Submission of Matters to a Vote of Security Holders

           (a) The 1998 Annual Meeting of Shareholders of the Company took place on October 7, 1998.

           (b) Four matters were voted on at the meeting:

                1. The election of four (4) Class I Directors for terms expiring in 2001;

                2. Approval of the material terms of the incentive compensation performance goals under the Company's Annual Incentive Plan and the Performance-Based Restricted Stock Plan;

                3. Approval and ratification of amendments to the Company's Key Employee Stock Option Plan; and

                4. Ratification of the appointment by the Board of Directors of the Company of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 25, 1998.

           With respect to the election of Directors, the votes were as follows:

           Class I, for terms expiring in 2001   Shares for    Shares Withheld
           -----------------------------------   ----------    ---------------

              A. Dano Davis                     122,937,799         1,092,479
              T. Wayne Davis                    122,945,939         1,084,339
              Carleton T. Rider                 122,909,683         1,120,595
              Charles P. Stephens               122,955,946         1,074,332


          With respect to approval of the material terms of the incentive compensation performance goals under the Company's Annual Incentive Plan and the Performance-Based Restricted Stock Plan; the vote was:
          120,928,377  shares for;  1,973,252  shares against;  1,128,649 shares abstained. There were zero broker non-votes.

          With respect to the approval and ratification of amendments to the Company's Key Employee Stock Option Plan; the vote was: 117,715,912 shares for; 5,188,406 shares against; 1,125,960 shares abstained. There were zero broker non-votes.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

          With respect to the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year commencing June 25, 1998, the vote was: 123,086,108 shares for; 352,137 shares against; 592,033 shares abstained. There were zero broker non-votes.


   Item 6.     Exhibits and Reports on Form 8-K

   Exhibits

   10.1        Annual Incentive Plan effective June 15, 1998.

   10.2        Performance-Based Restricted Stock Plan effective June 15, 1998.

   10.3 Key Employee Stock Option Plan dated January 24, 1990, as subsequently amended by the shareholders, including an amendment and restatement on October 7, 1998, effective June 15, 1998.

   Report on Form 8-K

   There were no reports on Form 8-K filed for the quarter ended September 16, 1998.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WINN-DIXIE STORES, INC.


   Date: October 14, 1998                            RICHARD P. MC COOK
                                                ----------------------------
                                                     Richard P. McCook
                                                Financial Vice President and
                                                 Principal Financial Officer


   Date: October 14, 1998                              DAVID H. BRAGIN
                                               -----------------------------
                                                       David H. Bragin
                                                   Corporate Treasurer and
                                                 Principal Accounting Officer

EXHIBIT 10.1

                             WINN-DIXIE STORES, INC.
                              ANNUAL INCENTIVE PLAN


I.       PURPOSE OF THE PLAN

The purpose of the Annual Incentive Plan (the "Plan") is to provide Participants with financial incentives to exert their maximum efforts on behalf of the Company. By rewarding Participants with additional cash compensation when significant financial goals have been achieved, the Company believes that the Plan will promote increased personal interest in the welfare of the Company by those primarily responsible for its continued growth and profitability.

II.      PLAN LIFE

The Plan will continue in effect until and unless terminated by the Committee or the Board of Directors (as defined below).

III.     DEFINITIONS

     A. "Base Compensation" means the fixed portion of total compensation payable in equal monthly installments at the end of each calendar month during the fiscal year:

          -  Exclusive   of  any  amounts  paid   pursuant  to  the  Plan,   the
          Performance-Based Restricted Stock Plan, or the Key Employee Stock Option Plan.

          - Inclusive of any amount of Base Compensation that otherwise would have been paid but that is deferred pursuant to a written agreement between the Participant and the Company or any plan adopted by the Company providing for such deferral (such as a 401(k) plan).

     B. "Board of Directors" or "Board" means the Board of Directors of the Company.

     C. "Committee" means a committee of at least two persons appointed by the Board, each of whom shall be an outside director.

     D.   "Company" means Winn-Dixie Stores, Inc., a Florida corporation.

     E. "Disability" shall have the meaning and definition assigned to the term in the Company's Long-Term Disability Insurance Plan.

     F. "Participant" means an officer or other key employee of the Company or its subsidiaries who, in the judgment of the Committee, is significantly responsible for or materially contributes to the
          management,   growth  or   profitability   of  the   Company   or  its
          subsidiaries.

     G.   "Plan Year" means the fiscal year of the Company.

     H. "Retirement" shall have the meaning and definition set forth in the Profit Sharing Retirement Plan of the Company.

IV.      ELIGIBILITY AND PARTICIPATION

The Committee shall determine the Participants who shall participate in the Plan.

V.       ADMINISTRATION; POWERS AND DUTIES OF THE COMMITTEE

     A. Administration. The Committee shall be responsible for the administration of the Plan. The Committee will be authorized to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to the Plan, to provide for conditions and assurances deemed necessary or advisable to protect the interests of the Company, and to make all other determinations necessary or advisable for the administration of the Plan, but only to the extent not contrary to the express provisions of the Plan. The Committee may request the assistance of the Board in making any determination under the Plan or in carrying out its duties hereunder. Determinations, interpretations, or other actions made or taken by the Committee pursuant to the provisions of the Plan shall be final and binding and conclusive for all purposes and upon all persons whomsoever.

     B. Amendment, Modification and Termination of the Plan. The Board or the Committee may at any time terminate, and from time to time may amend or modify the Plan, except that no such termination shall be effective with respect to the Plan Year in which it occurs.

VI.      DETERMINATION OF PERFORMANCE MEASURES AND GOALS

Before or at the beginning of each Plan Year, the Committee shall approve the criteria and performance goals upon which performance will be measured.

Under normal business conditions, the criteria and performance goals established will not be altered or revised once they have been approved. However, unusual conditions may warrant a reexamination of such criteria and performance goals. Unusual conditions include, but are not limited to, extraordinary gains and losses, acquisitions or dispositions of significant operating units and other nonrecurring events. Revision of criteria and performance goals shall be approved by the Committee.

VII.     AWARD OPPORTUNITIES

At the beginning of the Plan Year, each Participant will be assigned a Threshold, Target, and Superior incentive award opportunity, stated as a percent of Base Compensation. The Target percent of Base

Compensation level is the amount that will be paid for exactly achieving the Participant's goal. Actual awards can range from 0% to 200+% of the target awards and will be based on how actual performance during the Plan Year compares to the predetermined performance goals.

Except for the Chairman, President and Executive Vice-President, performance will be measured on at least two organization levels:

        - Company
        - Business Unit (Region, Division, Manufacturing or Merchandising Areas)
        - Individual Objectives

VIII.    PAYMENT OF AWARDS

All awards made under the Plan shall be paid to Participants within 30 days after the date on which the independent certified public accountants for the Company have issued their opinion on the Company's financial statements and the Committee has determined in writing that the performance goals have been met.

IX.      CHANGES IN EMPLOYEE STATUS

When a Participant's employment is changed or terminated, voluntarily or involuntarily, prior to the last day of the Plan Year, for reasons other than death, Retirement or Disability, the Participant forfeits all rights to awards under the Plan unless determined otherwise by the Committee. Participants whose employment is changed or terminated after the end of the Plan Year but prior to payment of awards are entitled to all awards earned.

Nothing in the Plan shall interfere with or limit in any way the right of the Company or its subsidiaries to terminate or change any Participant's employment at any time, nor shall the Plan confer upon any Participant any right to continue in the employ of the Company or its subsidiaries.

EXHIBIT 10.2


                             WINN-DIXIE STORES, INC.
                     PERFORMANCE-BASED RESTRICTED STOCK PLAN


     Winn-Dixie Stores, Inc. (the "Company") herein adopts the Winn-Dixie Stores, Inc. Performance-Based Restricted Stock Plan (the "Plan") as part of its Officer Compensation Program. The Plan shall be effective as of June 15, 1998.

I.   KEY FEATURES OF THE PLAN

     A.  Definition of Restricted Stock

         "Restricted Stock" consists of actual shares of Company common stock that cannot be sold, transferred or pledged until the Restricted Period lapses. The Restriction Period will lapse within 30 days after the date on which independent certified public accountants have issued their opinion on the Company's financial statements and the Committee (the "Committee") appointed by the Board of Directors of the Company (the "Board") pursuant to Section II has determined in writing that the performance requirements have been satisfied. While the restrictions remain, the holder of the shares has the right to vote the shares and receive dividends.

     B.  Definition of Restriction Period

         "Restriction Period" means the period commencing on the date an award is granted and ending on such date or upon the achievement of such requirements as established for each such award by the Committee.

     C.  Definition of Key Employee

         "Key Employee" means an officer or other key employee of the Company or its subsidiaries who, in the judgment of the Committee, is significantly responsible for or materially contributes to the management, growth or profitability of the business of the Company and its subsidiaries.

     D.  Shares Subject to the Plan

               -- The total number of shares that may be awarded under the Plan is 2,000,000 shares.

     E.  Award of Restricted Stock

               --  The  Committee   shall  determine  Key  Employees  who  shall
              participate in the Plan, the shares of stock awarded to each Key Employee and the terms and conditions for shares to be awarded, including, but not limited to, the Restriction Period, performance period, performance requirements and any share ownership obligations of a Key Employee.

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

               -- Unless the Committee determines otherwise, the restrictions will lapse and the stock will belong to a participant free and clear of any restrictions when the Restriction Period expires, if and only if, the participant remains in the employ of the Company or its subsidiaries and in a Key Employee position throughout the Restriction Period and the preestablished performance requirements are satisfied.

               -- Except as otherwise provided by the Committee, if a participant leaves the employ of the Company or its subsidiaries or a participant ceases to be in a Key Employee position prior to the expiration of the Restriction Period, all shares of Restricted Stock shall be forfeited.

               -- Forfeited shares will be available for grant by the Committee to other participants.

     F.  Contingent Cash Payment

               -- Each  individual  awarded a grant of  Restricted  Stock by the
              Committee may also be eligible to receive, at the Committee's discretion, a contingent cash payment, the value of which shall equal the grant value (as determined in the sole discretion of the Committee) of the restricted stock awarded to such individual. Payment of the contingent cash payment shall be made upon vesting (i.e., lapsing of restrictions) of the Restricted Stock award to which the contingent cash payment relates. No contingent cash payment will be made to an individual if (i) the Restricted Stock award to which the cash payment relates does not vest, or (ii) the Restricted Stock award is otherwise forfeited.

     G.  Anti-Dilution

               -- In the event that any change in the outstanding shares of Stock (including an exchange of the Stock for stock or other securities of another corporation) occurs by reason of a Stock dividend or split, recapitalization, merger, consolidation, combination, exchange of shares or other similar corporate changes, the maximum number of shares of stock that may be awarded under the Plan and the aggregate number of shares of Stock subject to Restricted Stock grants then outstanding under the Plan, shall be appropriately adjusted by the Committee whose determination shall be conclusive; provided, however that fractional shares shall be rounded to the nearest whole share.

               -- In the event of any other change in the Stock, the Committee shall in its sole discretion determine whether such change equitably requires a change in the number or type of shares subject to any outstanding Restricted Stock grant and any adjustment made by the Committee shall be conclusive.

     H.  Employment

               -- Nothing in this Plan shall interfere with or limit in any way the right of the Company or its subsidiaries to terminate or change any participant's employment at any time, nor shall the Plan confer upon any participant any right to continue in the employ of the Company or its subsidiaries.

II.  ADMINISTRATION OF THE PLAN

     A. The Plan shall be administered by the Committee composed of at least two outside directors appointed from time to time by the Board, having the duties and authority set forth herein in addition to any other authority granted by the Board.

     B. The Committee shall have the authority to establish the terms and conditions of all awards including, but not limited to, establishing the Restricted Period, performance periods, performance requirements, and any share ownership obligations.

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

III. AMENDMENT OR TERMINATION

The Board or the Committee may, at any time, amend or terminate the Plan. No amendments or termination of the Plan shall retroactively impair the rights of any person with respect to an award.

EXHIBIT 10.3


                           WINN-DIXIE STORES, INC.
                         Key Employee Stock Option Plan

                          (Effective January 24, 1990)

                   (Revised June 22, 1992, effective June 1,
               1992; June 22, 1994; July 25, 1994; July 27, 1998,
                             effective June 1, 1998)


                                   ARTICLE I.

                         Designation and Purpose of Plan

         The Plan shall be known as the "Winn-Dixie Key Employee Stock Option Plan". The purpose of the Plan is to promote in the Company's key employees additional incentive by inducing and enabling them to become part owners of the business or to increase their share of its ownership through the exercise of options granted pursuant to the Plan.

                                   ARTICLE II.

                                   Definitions

         The following words and phrases wherever used herein shall, unless the context otherwise indicates, have the following meanings:

         1. "Committee" shall mean a committee of at least two persons appointed by the Board of Directors of the Company each of whom shall be an outside director of the Company.

         2. "Board" or "Board of Directors" shall mean the Board of Directors of the Company.

         3. "Company" shall mean Winn-Dixie Stores, Inc.

         4. "Eligible Employee" shall mean an officer or other key employee of the Company or its subsidiaries who, in the judgment of the Committee, is significantly responsible for or materially contributes to the management, growth or profitability of the business of the Company or its subsidiaries.

         5. "Option" shall mean any option granted or held pursuant to the provisions of the Plan. Options shall be evidenced by forms prescribed by the Committee.

         6. "Optionee" shall mean any person who at the time in question holds any Option which then remains unexercised in whole or in part and which has not expired or terminated.

         7. "Plan" shall mean this Winn-Dixie Key Employee Stock Option Plan.

         8. "Return on Equity" shall mean the percentage which the net earnings of the Company for a particular fiscal year bears to the average net shareholder equity for such fiscal year, in each case as reflected in the financial statements of the Company for such fiscal year as reported in the Company's Annual Report to its stockholders.

         9. "Stock" shall mean the Company's Common Stock, having a par value of $1.00 per share, as constituted on June 1, 1998, whether presently authorized and unissued or held in the Company's treasury, or hereafter reacquired by the Company. In the event that any change in the outstanding shares of Stock (including an exchange of the Stock for stock or other securities of another corporation) occurs by reason of a Stock dividend or split, recapitalization, merger, consolidation, combination, exchange of shares or other similar corporate changes, the remaining number of shares of Stock which may thereafter be sold pursuant to the Plan and the remaining number of shares of Stock which may thereafter be purchased pursuant to the exercise of any Option then outstanding shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however that fractional shares shall be rounded to the nearest whole share. In the event of any other change in the Stock, the Committee shall in its sole discretion determine whether such change equitably requires a change in the number or type of shares subject to any outstanding Option and any adjustment made by the Committee shall be conclusive.

                                  ARTICLE III.

                          Shares Available for Purchase

         Subject to the anti-dilution provisions contained in the definition of Stock in Article II hereof, except as provided in Article VII hereof, the maximum number of shares of Stock which may be sold pursuant to the exercise of Options shall be 2,000,000. Except as provided in Article VII hereof, at no time shall there be Options outstanding for the purchase of more than 2,000,000 shares of Stock (subject to said anti-dilution provisions) less such number of shares as have previously been sold pursuant to the exercise of Options. If an Option shall for any reason terminate or expire, any shares of Stock covered by such Option immediately prior to its termination or expiration shall again become available for sale pursuant to the exercise of other Options granted or to be granted pursuant to the Plan.

                                   ARTICLE IV.

                 Granting Expiration and Termination of Options

         The Committee shall, by a vote of a majority thereof, have the exclusive power to grant Options to purchase shares of Stock to Eligible Employees. Such Options may be granted at any time and from time to time to such Eligible Employees, for such number of shares as the Committee in its sole discretion deems advisable, but in no event more than one-half (1/2) of the maximum number of shares authorized under the Plan to any single "Eligible Employee". In all cases the option price per share shall be the fair market value of the Stock on the date on which the Option is granted (but not less than $1.00), and such Option shall be exercisable, subject to the provisions of Article V hereof, within the option period, at the end of which period it shall expire and become void to the extent that it then remains unexercised. The option period within which each Option granted hereunder shall be exercisable shall commence on such date as the Committee shall determine and shall end on December 31, 1998, as to Options granted after June 1, 1992 and prior to May 31, 1994; and shall end not later than January 15th following the sixth full fiscal year after the grant as to Options granted on May 31, 1994 or thereafter.

         Subject to the provisions of Article V hereof, if the Optionee to whom an Option was originally granted shall cease to be employed by the Company for any reason other than death he or she may, within the three months next succeeding such cessation of employment (unless such Option shall sooner expire), exercise such Option to the extent that he or she was entitled to exercise it as of the date of such cessation, and at the expiration of such three months (unless it shall have sooner expires) such Option shall terminate and become void to the extent that it then remains unexercised. Leaves of absence may be granted to Optionees who are employees of the Company because of illness or for such other reasons as the Committee may determine, without being considered a termination or cessation of employment.

         The Plan shall not confer upon any Eligible Employee or any Optionee any right with respect to continuance of employment by the Company, nor shall it interfere in any way with his or her right, or the Company's right, to terminate his or her employment at any time.

         In the event of the death, while in the employ of the Company, of an Optionee to whom an option was originally granted, such Option shall be exercisable (to the extent provided in Article V hereof) within one year of such date of death (unless it shall sooner expire), but only (a) by the person or persons to whom such Option shall pass by such Optionee's will or the laws of descent and distribution, and (b) if and to the extent that he or she was entitled to exercise such Option at the date of his or her death. At the end of such one year period the Option (unless it shall have sooner expired) shall terminate and become void to the extent that it then remains unexercised.

                                   ARTICLE V.

                               Exercise of Options

         Each Option granted pursuant to the Plan prior to June 1, 1998 shall become exercisable on and after such date as the Committee shall determine, to the extent of 50% of the shares of Stock covered thereby at any time after the end of a fiscal year of the Company for which the Company earned a Return on Equity of 20% or more, if such Option was outstanding throughout such fiscal year. Each such Option shall become exercisable as to the remaining 50% of the shares of Stock covered thereby at any time after the end of the second consecutive fiscal year of the Company in each of which two consecutive fiscal years the Company earned a Return on Equity of 20% or more, if such Option was outstanding throughout such period of two consecutive years.

         Each Option granted pursuant to the Plan on June 1, 1998 and thereafter shall become exercisable on and after such date as the Committee shall determine that the Company has earned an average Return on Equity for three consecutive fiscal years equal to or exceeding a percentage rate established by the Committee at the time the Option is granted, if such Option was outstanding throughout such period of three consecutive years.

         Subject to the preceding two paragraphs hereof, any Optionee shall have the right to exercise his or her Option in whole at any time or in part from time to time (provided that each exercise shall be for 1,000 shares of Stock, as constituted at the date of such exercise, or any multiple thereof unless such Option shall be for less than 1,000 shares, in which event such exercise shall be for the full number of shares represented by such Option) by submitting written notice thereof to the Company or its duly authorized agent or representative, on such form or forms as may be provided by the Company, accompanied by payment in full, in cash, for the shares to be purchased.

                                   ARTICLE VI.

                               Rights of Optionees

         An Optionee shall not have any rights as a stockholder of the Company by virtue of any Option until the date of issue of the certificate or certificates for the shares of Stock purchased pursuant to its exercise.

         No Option or any right thereunder of an Optionee to purchase shares of Stock pursuant to the Plan may be sold, pledged, assigned or transferred otherwise than by will or the laws of descent and distribution, and such Option shall be exercisable, during the lifetime of the Optionee, only by the Optionee.

                                  ARTICLE VII.

                    Effectiveness, Interpretation, Amendment,
                     Suspension and Termination of the Plan

         The effectiveness of this Plan is subject to the condition that it shall have been approved by the Shareholders of the Company within twelve months after its adoption. Unless such approval by the Shareholders shall have been obtained, this Plan and any Option granted pursuant hereto shall be null and void and without effect.

         Determinations of the Committee as to any question which may arise with respect to the interpretation or administration of any provisions of the Plan shall be final unless otherwise determined by the Board of Directors. The
Committee may require Eligible Employees to meet certain share ownership obligations to receive grants under the Plan. The Committee may also prescribe administrative rules under the Plan and may in its discretion appoint an independent agent to act as Option Agent for Options granted pursuant to the Plan and may empower such Option Agent to handle any or all administrative maters with regard to Options granted by the Committee.

         Unless shareholder approval otherwise is required by applicable law or the rules of the New York Stock Exchange, the Committee or the Board of Directors each shall have the power at any time to add to, amend or repeal any of the provisions of the Plan (including the power to increase the maximum number of shares of Stock which may be sold pursuant to the exercise of Options), to suspend the operation of the entire Plan or of any provision or provisions thereof for any period or periods or to terminate the Plan in whole or in part. No such addition, amendment, repeal, suspension or termination shall in any way affect the rights of the holders of outstanding Options to purchase shares of Stock in accordance with the provisions hereof.

         Notwithstanding the foregoing, unless authorized or ratified by the holders of a majority of the shares of Common Stock of the Company present or represented at a meeting thereof at which a quorum shall be present, no amendment to the Plan shall become effective which shall extend the maximum period within which an Option may be exercisable to any date later than December 31, 1998, as to Options granted after June 1, 1992 but prior to May 31, 1994.