Form 10-Q
period 1999-01-06
WINN DIXIE STORES INC
filed 1999-01-27
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 6, 1999

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

                                    Unchanged
              (Former name, former address and former fiscal year,
                          if changed since last report)
                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T No

     As of January 20, 1999, there were 148,630,121 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                             WINN-DIXIE STORES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

                                                                 Page

Condensed Consolidated Statements of Earnings
  (Unaudited), For the 16 and 28 Weeks Ended
     January 6, 1999 and January 7, 1998                            1

Condensed Consolidated Balance Sheets (Unaudited),
     January 6, 1999 and June 24, 1998                              2

Condensed Consolidated Statements of Cash Flows
     (Unaudited), For the 28 Weeks Ended
     January 6, 1999 and January 7, 1998                            3

Notes to Condensed Consolidated Financial Statements
     (Unaudited)                                                  4-6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         7-11


                           Part II: Other Information


Item 5.       Other Information                                    12

Item 6.       Exhibits and Reports on Form 8-K                     12

Signatures                                                         12

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Amounts in thousands except per share data


                                                  For the 16 Weeks Ended
                                          --------------------------------------
MOST RECENT QUARTER                         Jan. 6, 1999           Jan. 7, 1998
                                          -----------------    -----------------

 Net sales                            $         4,264,207            4,150,243
 Cost of sales                                  3,108,207            3,054,686
                                          -----------------    -----------------
 Gross profit                                   1,156,000            1,095,557
 Operating & administrative expenses            1,093,302            1,029,947
                                          -----------------    -----------------
 Operating income                                  62,698               65,610
 Cash discounts & other income                     33,609               34,130
 Interest expense                                 (11,170)              (9,935)
                                          -----------------    -----------------
 Earnings before income taxes                      85,137               89,805
 Provision for income taxes                        32,778               33,677
                                          =================    =================
 Net earnings                         $            52,359               56,128
                                          =================    =================
 Basic earnings per share             $              0.35                 0.38
                                          =================    =================
 Diluted earnings per share           $              0.35                 0.38
                                          =================    =================
Dividends per share                   $              0.34                 0.34
                                          =================    =================


FISCAL YEAR-TO-DATE                             For the 28 Weeks Ended
                                          --------------------------------------
                                             Jan. 6, 1999         Jan. 7, 1998
                                          -----------------    -----------------

 Net sales                            $         7,454,962            7,206,446
 Cost of sales                                  5,457,687            5,288,066
                                          -----------------    -----------------
 Gross profit                                   1,997,275            1,918,380
 Operating & administrative expenses            1,929,249            1,795,923
                                          -----------------    -----------------
 Operating income                                  68,026              122,457
 Cash discounts & other income                     60,061               60,379
 Interest expense                                 (19,292)             (17,015)
                                          -----------------    -----------------
 Earnings before income taxes                     108,795              165,821
 Provision for income taxes                        41,886               62,183
                                          =================    =================
 Net earnings                          $           66,909              103,638
                                          =================    =================
 Basic earnings per share              $             0.45                 0.70
                                          =================    =================
 Diluted earnings per share            $             0.45                 0.70
                                          =================    =================
Dividends per share                    $             0.51                 0.51
                                          =================    =================


See accompanying notes to Condensed Consolidated Financial Statements.
                                     Page 1

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands



ASSETS                                      Jan. 6, 1999         June 24, 1998
                                         ----------------     -----------------

 Cash and cash equivalents          $             24,380                23,566
 Trade and other receivables                     196,526               146,166
 Merchandise inventories less LIFO reserve of
   $220,869 ($212,869 at June 24, 1998)        1,462,872             1,404,917
 Prepaid expenses                                136,093               161,141
                                         ----------------      ----------------
   Total current assets                        1,819,871             1,735,790
                                         ----------------      ----------------
 Investments and other assets                    134,590               140,450
 Deferred income taxes                            22,772                22,626
 Net property, plant and equipment             1,199,396             1,169,848
                                         ----------------      ----------------

 Total assets                       $          3,176,629             3,068,714
                                         ================      ================

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable                   $            584,470               660,539
 Short-term borrowings                           482,351               420,000
 Reserve for insurance claims and self-insurance  71,036                71,779
 Accrued wages and salaries                      114,016               107,590
 Accrued rent                                    101,293                96,987
 Accrued expenses                                210,689               135,287
 Current obligations under capital leases          3,017                 2,908
 Income taxes                                     42,679                12,119
                                         ----------------       ---------------
   Total current liabilities                   1,609,551             1,507,209
                                         ----------------       ---------------
 Obligations under capital leases                 47,193                48,580
 Defined benefit plan                             39,269                37,102
 Reserve for insurance claims and self-insurance  92,814                93,514
 Other liabilities                                14,747                13,426
                                         ----------------       ---------------
 Shareholders' equity:
   Common stock                                  148,629               148,531
   Retained earnings                           1,221,112             1,217,592
    Accumulated other comprehensive income         3,314                 2,760
                                         ----------------       ---------------
   Total shareholders' equity                  1,373,055             1,368,883
                                         ----------------       ---------------

 Total liabilities and shareholders'equity  $  3,176,629             3,068,714
                                         ================       ===============

  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                               For the 28 Weeks Ended
                                        ----------------------------------------
        FISCAL YEAR-TO-DATE                Jan. 6, 1999           Jan. 7, 1998
                                        -----------------     ------------------

Cash flows from operating activities:
   Net earnings                         $        66,909                103,638
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization            164,842                174,911
       Deferred income taxes                      8,756                  9,391
       Defined benefit plan                       2,167                  2,040
       Reserve for insurance claims
                 and self-insurance              (1,443)                 2,355
       Stock compensation plans                   3,136                  3,809
       Change in cash from:
         Receivables                            (50,360)                49,781
         Merchandise inventories                (57,955)              (106,486)
         Prepaid expenses                        24,484                 22,825
         Accounts payable                       (75,370)               (16,411)
         Income taxes                            21,804                (26,106)
         Other current accrued expenses          86,417                 45,447
                                        -----------------     ------------------
           Net cash provided by
               operating activities             193,387                265,194
                                        -----------------     ------------------
Cash flows from investing activities:
   Purchases of property, plant and
               equipment, net                  (192,796)              (183,681)
   Decrease (increase) in investments
               and other assets                   5,594                (10,110)
                                        -----------------     ------------------
    Net cash used in investing activities      (187,202)              (193,791)
                                        -----------------     ------------------
Cash flows from financing activities:
   Increase in short-term borrowings             62,351                 21,500
   Payments on capital lease obligations         (1,620)                (1,526)
   Purchase of common stock                        (128)               (11,036)
   Proceeds of sales under associates'
               stock purchase plan                2,464                  5,586
   Dividends paid                               (75,588)               (75,314)
   Other                                          7,150                 (1,296)
                                        -----------------     ------------------
    Net cash used in financing activities        (5,371)               (62,086)
                                        -----------------     ------------------
Increase in cash and cash equivalents               814                  9,317
Cash and cash equivalents at
              beginning of year                  23,566                 14,116
                                        -----------------     ------------------
Cash and cash equivalents at
               end of period             $       24,380                 23,433
                                        =================     ==================
Supplemental cash flow information:
   Interest paid                         $       12,391                  9,910
   Interest and dividends received       $          440                    496
   Income taxes paid                     $       11,742                 78,924
                                        =================     ==================
See accompanying notes to Condensed Consolidated Financial Statements.
                                     Page 3

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(A) Basis of Presentation: Financial information reflects all adjustments, which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 1998 Form 10-K Annual Report of the Company. The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Change in Estimated Lives: During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in an increase in earnings before income tax of $18.0 million ($11.0 million after tax, or $0.07 per diluted share) for the 16 weeks ended January 6, 1999.

(C) Impact of Franks and Sliced Luncheon Meat Recall: During the second quarter of fiscal 1999, the Company voluntarily recalled certain franks and sliced luncheon meats manufactured by its wholly-owned subsidiary, Dixie Packers, Inc. As a result of this recall, sales and profits were negatively impacted. The impact on earnings was approximately $10.5 million pre-tax ($6.4 million after tax, or $0.04 per diluted share.)

(D) Inventories: Merchandise inventories are stated at the lower of cost or market, approximately 88% of which are valued under the LIFO method.

(E) LIFO: Results for the quarter, reflect a pre-tax LIFO inventory charge of $4.0 million in fiscal 1999 and $5.0 million in fiscal 1998. The cumulative current year LIFO charge is $8.0 million, as compared with $10.0 million in fiscal 1998. If the FIFO method had been used, current quarter net earnings would have been $54.8 million, or $0.37 per diluted share, as compared with net earnings of $59.2 million, or $0.40 per diluted share in the previous year. The cumulative current year net earnings would have been $71.8 million, or $0.48 per diluted share, as compared with $109.7 million, or $0.74 per diluted share in the previous year.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

(F) Credit Arrangements: The Company has an authorized $500.0 million commercial paper program and short-term lines of credit totaling $585.0 million. On January 6, 1999, there were $329.4 million in commercial paper and $153.0 million from bank lines of credit outstanding, as compared to $420.0 million in commercial paper and no amounts from bank lines of credit outstanding on June 24, 1998.

(G) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal year 1999 is 38.5% as compared to 37.5% in 1998. The effective tax rate during fiscal 1999 and 1998 reflect a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

(H) Earnings Per Share: The following weighted average number of shares of common stock was used in the calculation for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method.

                                        1999                           1998
                                      --------                       --------

     Basic:
          Quarter                    148,285,782                    148,575,291
          Year-to-Date               148,307,729                    148,643,103

     Diluted:
          Quarter                    148,693,682                    148,942,337
          Year-to-Date               148,686,581                    149,001,688

(I) Comprehensive Income: The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective June 25, 1998. SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. Comprehensive income for the quarters ended January 6, 1999 and January 7, 1998 was approximately $54.9 million and $56.0 million, respectively. Year-to-date, comprehensive income at January 6, 1999 and January 7, 1998 was approximately $67.5 million and $102.8 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains (losses) generated from available-for-sale securities.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

(J) New Accounting Pronouncements: In June 1997 and June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), respectively. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 provides for the disclosure of financial information desegregated by the way management organizes the segments of the enterprise for making operating decisions. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 131 in the fourth quarter of this fiscal year and SFAS 133 in the first quarter of fiscal year 2000. The Company is still determining how SFAS 131 and SFAS 133 will impact the financial statements.

(K) Reclassification: Certain prior year amounts have been reclassified to conform to the current year's presentation.

(L) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

     Among the suits charging violations of certain civil rights laws, there are actions that purport to be class actions, and which allege sexual harassment, retaliation and/or a pattern and practice of race-based and gender-based discriminatory treatment of employees and applicants. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company's practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys' fees and costs. The Company is committed to full compliance with all applicable civil rights laws. Consistent with this commitment, the Company has firm and long-standing policies in place prohibiting discrimination and harassment. The Company denies the allegations of the various complaints and is vigorously defending the actions.

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

Results of Operations

Sales for the current quarter were $4.3 billion, a $114.0 million increase, or 2.7% over the comparable quarter ended January 7, 1998. Year-to-date, sales were $7.5 billion, a $248.5 million, or 3.4% increase over the comparable period last year. Average store sales increased 3.5% for the quarter and 4.3% year-to-date. Identical store sales were flat for the quarter and increased 0.7% year-to-date.

For the 28 weeks ended January 6, 1999, the Company opened 43 new stores, averaging 50,800 square feet, enlarged or remodeled 36 stores, and closed 32 older stores, averaging 33,500 square feet. As of January 6, 1999, retail space totaled 50.9 million square feet. The Company has 1,179 stores in operation compared with 1,185 stores for the same period last year. Of the 1,179 stores, 986, or 83.6%, are larger than 35,500 square feet. Currently, 51 new stores are under construction. By the end of this fiscal year, the Company plans to open approximately 84 new stores and enlarge or remodel 74 existing stores.

Gross profit increased $60.4 million for the quarter and $78.9 million, year-to-date. As a percent to sales, gross profit for the current quarter was 27.1%, compared to 26.4% in the previous year. Year-to-date, gross profit as a percent to sales was 26.8% in the current year, compared to 26.6% in the previous year. Gross profit margins improved with the increase in the number of larger stores, added service departments and improved pricing. In addition, gross profit increased $1.3 million in the second quarter of fiscal 1999 due to the change in depreciable lives as noted below. During the second quarter of fiscal 1999, the Company voluntarily recalled certain franks and sliced luncheon meats manufactured by its wholly-owned subsidiary, Dixie Packers, Inc. As a result of this recall, operating margins were negatively impacted by approximately $10.5 million. Operating and administrative expenses increased $63.4 million for the current quarter and $133.3 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 25.6%, compared to 24.8% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 25.9% for the current year and 24.9% for the previous year. Our expenses were impacted by increased training costs associated with our emphasis toward increased customer service, occupancy costs and our "While You're at the Marketplace" marketing campaign. During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in a reduction in operating and administrative expenses of $16.7 million for the 16 weeks ended January 6, 1999.

Cash discounts and other income totaled $33.6 million in the second quarter, compared to $34.1 million for the same quarter last year. Year-to-date, cash discounts and other income totaled $60.1 million compared to $60.4 million last year.

Interest expense totaled $11.2 million for the current quarter compared to $9.9 million for the comparable period last year. Year-to-date, interest expense totaled $19.3 million for the current year compared to $17.0 million in the previous year. The increase in interest expense for the year is related to the increase in short-term borrowings.

Earnings before income taxes were $85.1 million for the current quarter compared to $89.8 million in the previous year. Year-to-date, earnings before income taxes were $108.8 million in the current year and $165.8 million in the previous year. The decrease in pre-tax earnings is primarily a result of the increase in operating expenses as previously mentioned. Income taxes have been accrued at an effective rate of 38.5% for the current year and 37.5% for the previous year. This rate is expected to approximate the effective rate for the full 1999 fiscal year. The effective tax rate during fiscal 1999 and 1998 reflect a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

Net earnings amounted to $52.4 million, or $0.35 per diluted share, for the current quarter compared to $56.1 million, or $0.38 per diluted share for the comparable period last year. Year-to-date, net earnings amounted to $66.9 million, or $0.45 per diluted share, compared to $103.6 million, or $0.70 per diluted share, for the previous year. The LIFO charge reduced net earnings by $2.4 million, or $0.02 per diluted share, for the current quarter compared to $3.1 million, or $0.02 per diluted share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $4.9 million, or $0.03 per diluted share, compared to $6.1 million, or $0.04 per diluted share, in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $24.4 million at January 6, 1999, compared to $23.4 million at January 7, 1998. Net cash provided by operating activities amounted to $193.4 million for the 28 weeks ended January 6, 1999, compared to $265.2 million for the comparable period last year. Capital expenditures totaled $192.8 million compared to $183.7 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $800.0 million in fiscal 1999. The Company has no material construction or purchase commitments outstanding as of January 6, 1999.

Working capital amounted to $210.3 million at January 6, 1999 compared to $228.6 million at June 24, 1998.

The Company has an authorized $500.0 million commercial paper program. In addition, the Company has $585.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of January 6, 1999, $329.4 million of commercial paper was outstanding as compared to $420.0 million on June 24, 1998. The average interest rate on the commercial paper outstanding on January 6, 1999 was 5.4%, as compared to 5.6% on June 24, 1998. Short-term borrowings against our bank lines of credit were $153.0 million as of January 6, 1999 as compared to none on June 24, 1998. The interest rate on the bank lines of credit on January 6, 1999, was 5.2%. Excluding capital leases, the Company had no outstanding long-term debt as of either January 6, 1999 or June 24,1998. The carrying amount of short-term borrowings approximates fair value because of their short-term maturity. As such, the Company is not exposed to a significant amount of interest rate risk.

Excluding capital leases, the Company had no outstanding long-term debt as of either January 6, 1999 or June 24, 1998.

The Company's cash flow from operations and available credit facilities have been considered adequate to fund the short-term and long-term capital needs of the Company. The Company continually evaluates its strategy to provide for its short-term and long-term borrowing needs.

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

To address the Year 2000 issues, the Project Office is identifying all computer-based systems and applications (including embedded systems) that might not be Year 2000 compliant; determining what revisions or replacements would be necessary to achieve compliance and prioritizing and implementing the revisions or replacements; conducting tests necessary to verify that the revised systems are operational; and transitioning the compliant systems into the everyday operations of the Company. Management believes that these actions are approximately seventy percent (70%) complete. Winn-Dixie estimates that all critical systems will be compliant with the century change by September 30, 1999.

The Company has budgeted approximately $20.0 million to address the Year 2000 issues, which includes the estimated costs of all modifications, the salaries of associates and the fees of consultants addressing the issues. Approximately $14.9 million of this amount had been expended through January 6, 1999.

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

Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to timely deliver inventory to a group of stores or to electronically process sales to the customer at store level. While the Company does not expect any such impact to be material, it is developing contingency plans for alternative methods of product delivery and transaction processing and estimates that such plans will be finalized by September 30, 1999.

Cautionary Statement Regarding Forward-Looking Information & Statements

This Form 10-Q contains certain information that constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involves risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words, "estimate," "project," "intend," "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to, growth, competition, inflation, pricing and margin pressures, law and taxes. Please refer to discussions of these and other factors in this Form 10-Q and other Company filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                           Part II - Other Information


Item 5.    Other Information

Mr. Roy J. Brocato, Vice President of the Company and President of Winn-Dixie Atlanta, Inc., was promoted to a newly created position, Director of Corporate Merchandising, elected Senior Vice President and is a member of the Executive Committee. Mr. Joe T. White, Retail Operations Superintendent of Winn-Dixie Atlanta, Inc., was promoted to President of Winn-Dixie Atlanta, Inc.

Mr. Jim H. Childers, Vice President of the Company and Director of Grocery Merchandising, retired after 42 years of service. Mr. Philip H. Payment, Grocery Merchandiser of Winn-Dixie Atlanta, Inc., was promoted to Director of Grocery Merchandising of the Company.

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended January 6, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WINN-DIXIE STORES, INC.
Date: January 26, 1999
                                                    RICHARD P. MCCOOK
                                              ------------------------------
                                                    Richard P. McCook
                                               Financial Vice President and
                                                Principal Financial Officer

Date: January 26, 1999
                                                     DAVID H. BRAGIN
                                              ------------------------------
                                                     David H. Bragin
                                                 Corporate Treasurer and
                                              Principal Accounting Officer