Form 10-Q
period 1999-03-31
WINN DIXIE STORES INC
filed 1999-04-19
CIK 107681

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
   _X_        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

   ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         As of April 9, 1999, there were 148,621,107 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                             WINN-DIXIE STORES, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

                                                                    Page

Condensed Consolidated Statements of Earnings
     (Unaudited), For the 12 and 40 Weeks Ended
     March 31, 1999 and April 1, 1998                                 1

Condensed Consolidated Balance Sheets (Unaudited),
     March 31, 1999 and June 24, 1998                                 2

Condensed Consolidated Statements of Cash Flows
     (Unaudited), For the 40 Weeks Ended
     March 31, 1999 and April 1, 1998                                 3

Notes to Condensed Consolidated Financial Statements
     (Unaudited)                                                    4-6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           7-11


                           Part II: Other Information


Item 5.       Other Information                                     12

Item 6.       Exhibits and Reports on Form 8-K                      12

Signatures                                                          12

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Amounts in thousands except per share data


                                                  For the 12 Weeks Ended
                                           -------------------------------------
        MOST RECENT QUARTER                 March 31, 1999        April 1, 1998
                                           ----------------      ---------------

 Net sales                                   $  3,203,524             3,160,878
 Cost of sales                                  2,330,865             2,302,664
                                              ------------          ------------
 Gross profit                                     872,659               858,214
 Operating & administrative expenses              795,839               780,538
                                              ------------          ------------
 Operating income                                  76,820                77,676
 Cash discounts & other income                     26,324                26,572
 Interest expense                                  (7,505)               (6,693)
                                              ------------          ------------
 Earnings before income taxes                      95,639                97,555
 Provision for income taxes                        36,821                36,583
                                              ------------          ------------
 Net earnings                                $     58,818                60,972
                                              ============          ============
 Basic earnings per share                    $       0.40                  0.41
                                              ============          ============
 Diluted earnings per share                  $       0.40                  0.41
                                              ============          ============
 Dividends per share                         $      0.255                 0.255
                                              ============          ============


     FISCAL YEAR-TO-DATE                          For the 40 Weeks Ended
                                           -------------------------------------
                                            March 31, 1999        April 1, 1998
                                           ----------------      ---------------

 Net sales                                   $  10,658,486           10,367,324
 Cost of sales                                   7,788,552            7,590,730
                                              -------------         ------------
 Gross profit                                    2,869,934            2,776,594
 Operating & administrative expenses             2,725,088            2,576,461
                                              -------------         ------------
 Operating income                                  144,846              200,133
 Cash discounts & other income                      86,385               86,951
 Interest expense                                  (26,797)             (23,708)
                                              -------------         ------------
 Earnings before income taxes                      204,434              263,376
 Provision for income taxes                         78,707               98,766
                                              -------------         ------------
 Net earnings                                $     125,727              164,610
                                              =============         ============
 Basic earnings per share                    $        0.85                 1.11
                                              =============         ============
 Diluted earnings per share                  $        0.85                 1.11
                                              =============         ============
 Dividends per share                         $       0.765                0.765
                                              =============         ============


See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands


 ASSETS                                   March 31, 1999         June 24, 1998
                                         ----------------       ----------------

 Cash and cash equivalents                  $      24,129                23,566
 Trade and other receivables                      178,038               146,166
 Merchandise inventories less LIFO reserve of
   $223,869 ($212,869 at June 24, 1998)         1,449,865             1,404,917
 Prepaid expenses                                 130,798               161,141
                                              ------------          ------------
   Total current assets                         1,782,830             1,735,790
                                              ------------          ------------
 Investments and other assets                     130,299               140,450
 Deferred income taxes                             23,651                22,626
 Net property, plant and equipment              1,204,877             1,169,848
                                              ------------          ------------
 Total assets                               $   3,141,657             3,068,714
                                              ============          ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable                           $     625,961               660,539
 Short-term borrowings                            394,000               420,000
 Reserve for insurance claims and self-insurance   68,254                71,779
 Accrued wages and salaries                       117,837               107,590
 Accrued rent                                      94,773                96,987
 Accrued expenses                                 191,585               135,287
 Current obligations under capital leases           3,063                 2,908
 Income taxes                                      57,280                12,119
                                              ------------           -----------
   Total current liabilities                    1,552,753             1,507,209
                                              ------------           -----------
 Obligations under capital leases                  46,599                48,580
 Defined benefit plan                              40,196                37,102
 Reserve for insurance claims and self-insurance   92,514                93,514
 Other liabilities                                 15,161                13,426
                                              ------------           -----------
 Shareholders' equity:
   Common stock                                   148,621               148,531
   Retained earnings                            1,243,517             1,217,592
    Accumulated other comprehensive income          2,296                 2,760
                                              ------------           -----------
   Total shareholders' equity                   1,394,434             1,368,883
                                              ------------           -----------
 Total liabilities and shareholders' equity $   3,141,657             3,068,714
                                              ============           ===========

  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                    For the 40 Weeks Ended
                                               ---------------------------------
         FISCAL YEAR-TO-DATE                    March 31, 1999    April 1, 1998
                                               ----------------  --------------

Cash flows from operating activities:
   Net earnings                                    $  125,727          164,610
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                  229,695          251,548
       Deferred income taxes                           12,509           13,415
       Defined benefit plan                             3,094            3,017
       Reserve for insurance claims and self-insurance (4,525)           1,851
       Stock compensation plans                         4,570            4,835
       Change in cash from:
         Receivables                                  (31,872)          56,597
         Merchandise inventories                      (44,948)        (144,501)
         Prepaid expenses                              29,536           27,476
         Accounts payable                             (33,579)          (1,233)
         Income taxes                                  32,652          (20,476)
         Other current accrued expenses                64,393           44,949
                                                    ----------       ----------
           Net cash provided by operating activities  387,252          402,088
                                                    ----------       ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net   (262,083)        (252,401)
   Decrease in investments and other assets             7,520           47,521
                                                    ----------       ----------
           Net cash used in investing activities     (254,563)        (204,880)
                                                    ----------       ----------
Cash flows from financing activities:
   Decrease in short-term borrowings                  (26,000)         (55,000)
   Payments on capital lease obligations               (2,315)          (3,838)
   Purchase of common stock                              (224)         (21,065)
   Proceeds of sales under associates'
         stock purchase plan                            2,579            7,443
   Dividends paid                                    (113,411)        (113,122)
   Other                                                7,245           (2,974)
                                                    ----------       ----------
           Net cash used in financing activities     (132,126)        (188,556)
                                                    ----------       ----------
Increase in cash and cash equivalents                     563            8,652
Cash and cash equivalents at beginning of year         23,566           14,116
                                                    ----------       ----------
Cash and cash equivalents at end of period        $    24,129           22,768
                                                    ==========       ==========
Supplemental cash flow information:
   Interest paid                                  $    17,254           14,106
   Interest and dividends received                $       476              646
   Income taxes paid                              $    33,472          101,129
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

     (B) Change in Estimated Lives: During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in an increase in earnings before income tax of $14.4 million ($8.8 million after tax, or $0.06 per diluted share) for the 12 weeks ended March 31, 1999 and $32.4 million ($19.8 million after tax, or $0.13 per diluted share) for the 40 weeks ended March 31, 1999.

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

     (E) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $3.0 million in fiscal 1999 and $2.0 million in fiscal 1998. The cumulative current year LIFO charge is $11.0 million, as compared with $12.0 million in fiscal 1998. If the FIFO method had been used, current quarter net earnings would have been $60.7 million, or $0.41 per diluted share, as compared with net earnings of $62.2 million, or $0.42 per diluted share in the previous year. The cumulative current year net earnings would have been $132.4 million, or $0.89 per diluted share, as compared with $171.9 million, or $1.15 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subjected to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

     (F) Credit Arrangements: The Company has an authorized $500.0 million commercial paper program and short-term lines of credit totaling $510.0 million. On March 31, 1999, there were $260.0 million in commercial paper and $134.0 million from bank lines of credit outstanding, as compared to $420.0 million in commercial paper and no amounts from bank lines of credit outstanding on June 24, 1998.

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

                                             1999                   1998
                                           --------               --------

           Basic:
                  Quarter             148,322,564                148,342,079
                  Year-to-Date        148,312,179                148,552,796

           Diluted:
                  Quarter             148,697,412                148,710,969
                  Year-to-Date        148,689,831                148,937,714

     (I) Comprehensive Income: The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective June 25, 1998. SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. Comprehensive income for the quarters ended March 31, 1999 and April 1, 1998 was approximately $57.8 million and $62.9 million, respectively. Year-to-date, comprehensive income at March 31, 1999 and April 1, 1998 was approximately $125.2 million and $165.7 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains (losses) generated from available-for-sale securities.

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

Results of Operations

Sales for the current quarter were $3.2 billion, a $42.6 million increase, or 1.3% over the comparable quarter ended April 1, 1998. Year-to-date, sales were $10.7 billion, a $291.2 million, or 2.8% increase over the comparable period last year. Average store sales increased 1.5% for the quarter and 3.4% year-to-date. Identical store sales decreased 1.7% for the quarter and 0.1% year-to-date.

For the 40 weeks ended March 31, 1999, the Company opened 58 new stores, averaging 51,100 square feet, enlarged or remodeled 50 stores and closed 44 older stores, averaging 32,900 square feet. As of March 31, 1999, retail space totaled 51.4 million square feet. The Company has 1,182 stores in operation compared with 1,179 stores for the same period last year. Of the 1,182 stores, 999, or 85%, are larger than 35,000 square feet. Currently, 43 new stores are under construction. By the end of this fiscal year, the Company plans to open approximately 81 new stores and enlarge or remodel 70 existing stores.

Gross profit increased $14.4 million for the quarter and $93.3 million, year-to-date. As a percent to sales, gross profit for the current quarter and the previous year was 27.2%. Year-to-date, gross profit as a percent to sales was 26.9% in the current year, compared to 26.8% in the previous year. Gross profit increased $1.0 million in the third quarter and $2.3 million for the year due to the change in depreciable lives as noted below. During the second quarter of fiscal 1999, the Company voluntarily recalled certain franks and sliced luncheon meats manufactured by its wholly-owned subsidiary, Dixie Packers, Inc. As a result of this recall, year-to-date operating margins were negatively impacted by approximately $10.5 million.

Operating and administrative expenses increased $15.3 million for the current quarter and $148.6 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 24.8%, compared to 24.7% last year. Year-to-date, operating and administrative expenses, as a percent to sales were 25.6% for the current year and 24.9% for the previous year. Our expenses were impacted by increased training costs associated with our emphasis toward increased customer service, occupancy costs and our "While You're at the Marketplace" marketing campaign. During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in a reduction in operating and administrative expenses of $13.4 million for the 12 weeks ended March 31, 1999 and $30.1 million for the 40 weeks ended March 31, 1999.

Cash discounts and other income totaled $26.3 million in the third quarter, compared to $26.6 million for the same quarter last year. Year-to-date, cash discounts and other income totaled $86.4 million compared to $87.0 million last year.

Interest expense totaled $7.5 million for the current quarter compared to $6.7 million for the comparable period last year. Year-to-date, interest expense totaled $26.8 million for the current year compared to $23.7 million in the previous year. The increase in interest expense for the year is related to the increase in short-term borrowings.

Earnings before income taxes were $95.6 million for the current quarter compared to $97.6 million in the previous year. Year-to-date, earnings before income taxes were $204.4 million in the current year and $263.4 million in the previous year. The decrease in pre-tax earnings is primarily a result of the increase in operating expenses as previously mentioned. Income taxes have been accrued at an effective rate of 38.5% for the current year and 37.5% for the previous year. This rate is expected to approximate the effective rate for the full 1999 fiscal year. The effective tax rate during fiscal 1998 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

Net earnings amounted to $58.8 million, or $0.40 per diluted share, for the current quarter compared to $61.0 million, or $0.41 per diluted share for the comparable period last year. Year-to-date, net earnings amounted to $125.7 million, or $0.85 per diluted share, compared to $164.6 million, or $1.11 per diluted share, for the previous year. The LIFO charge reduced net earnings by $1.8 million, or $0.01 per diluted share, for the current quarter compared to $1.2 million, or $0.01 per diluted share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $6.7 million, or $0.04 per diluted share, compared to $7.3 million, or $0.04 per diluted share, in the previous year.

Liquidity and Capital Resources

The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $24.1 million at March 31, 1999, compared to $22.8 million at April 1, 1998. Net cash provided by operating activities amounted to $387.3 million for the 40 weeks ended March 31, 1999, compared to $402.1 million for the comparable period last year. Capital expenditures totaled $262.1 million compared to $252.4 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $800.0 million in fiscal 1999. The Company has no material construction or purchase commitments outstanding as of March 31, 1999.

Working capital amounted to $230.1 million at March 31, 1999 compared to $228.6 million at June 24, 1998.

The Company has an authorized $500.0 million commercial paper program. In addition, the Company has $510.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of March 31, 1999, $260.0 million of commercial paper was outstanding as compared to $420.0 million on June 24, 1998. The average interest rate on the commercial paper outstanding on March 31, 1999 was 5.1%, as compared to 5.6% on June 24, 1998. Short-term borrowings against our bank lines of credit were $134.0 million as of March 31, 1999 as compared to none on June 24, 1998. The interest rate on the bank lines of credit on March 31, 1999, was 5.3%. The carrying amount of short-term borrowings approximates fair value because of their short-term maturity. As such, the Company is not exposed to a significant amount of interest rate risk.

Excluding capital leases, the Company had no outstanding long-term debt as of either March 31, 1999 or June 24, 1998.

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

To address the Year 2000 issues, the Project Office is identifying all computer-based systems and applications (including embedded systems) that might not be Year 2000 compliant; determining what revisions or replacements would be necessary to achieve compliance and prioritizing and implementing the revisions or replacements; conducting tests necessary to verify that the revised systems are operational; and transitioning the compliant systems into the everyday operations of the Company. Management believes that these actions are approximately seventy-five percent (75%) complete. Winn-Dixie estimates that all critical systems will be compliant with the century change by September 30, 1999.

The Company has budgeted approximately $22.5 million to address the Year 2000 issues, which includes the estimated costs of all modifications, the salaries of associates and the fees of consultants addressing the issues. Approximately $18.0 million of this amount had been expended through March 31, 1999.

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

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                           Part II - Other Information


Item 5.    Other Information

Joseph T. White, 51, Division President of the Atlanta Division with 31 years of service, has been elected a Vice President of the Company. Charles W. Doolittle, Jr., 47, Director of Security with 16 years of service, has also been elected a Vice President of the Company.

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WINN-DIXIE STORES, INC.


Date: April 19, 1999
                                               RICHARD P. MCCOOK
                                    --------------------------------------------
                                               Richard P. McCook
                                        Financial Vice President and
                                         Principal Financial Officer

Date: April 19, 1999

                                                DAVID H. BRAGIN
                                    --------------------------------------------
                                                David H. Bragin
                                             Corporate Treasurer and
                                           Principal Accounting Officer