Form 10-K
period 1999-06-30
WINN DIXIE STORES INC
filed 1999-08-11
CIK 107681

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                          Commission File Number 1-3657

                      -----------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 30, 1999, as reported on the New York Stock Exchange was approximately $3,257,877,527. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 30, 1999, registrant had outstanding 148,576,620 shares of common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE:   Portions  of  the  registrant's  Proxy
Statement in respect to the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I

Business...................................................................   1

Properties.................................................................   5

Legal Proceedings..........................................................   6

Submission of Matters to a Vote of Security Holders........................   6

Executive Officers of the Registrant.......................................   7

PART II

Market for the Registrant's Common Equity and Related Shareholder Matters..   8

Selected Financial Data....................................................   8

Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................   8

Quantitative and Qualitative Disclosure about Market Risk..................   9

Financial Statements and Supplementary Data................................   9

Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure..............................................   9

PART III

The information required by Part III is hereby incorporated by reference to Winn-Dixie Stores, Inc.'s definitive proxy statement to be filed on or before August 27, 1999, in connection with its
Annual Meeting of Shareholders.............................................  10

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K............  10

Signatures.................................................................  14

PART I

ITEM 1:         BUSINESS

General

         Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food retailer with 1,188 stores in fourteen states and the Bahama Islands. According to published reports of sales at June 30, 1999, the Company is one of the nation's largest supermarket retailers.

         All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

         Based upon information monitored by the Company's operating decision-makers to manage the business, the Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments.

Store Formats and Business Strategy

         The business of the Company is the operation of a chain of retail self-service food stores, which sell groceries, meats, seafood, fresh produce, deli/bakery, pharmaceuticals and general merchandise items. The Company's stores offer broad lines of merchandise, including nationally advertised and private label brands and unbranded merchandise (principally meats, seafood and produce), and generally operate on the basis of competitive pricing. Food items sold include dry groceries, dairy products, baked goods, meats, poultry, fish, fresh fruit, vegetables, frozen foods and other items commonly marketed by retail food stores. The Company's stores also sell many general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. Many locations have ancillary departments such as pharmacies, photo labs, dry cleaners and in-store banks operated by independent third parties who rent space from the Company. At June 30, 1999, the Company operated 1,188 retail stores of which 447 were located in Florida, 127 in North Carolina, 116 in Georgia, 105 in Alabama, 76 in Louisiana, 75 in South Carolina, 68 in Texas, 59 in Kentucky, 37 in Virginia, 23 in Tennessee, 20 in Ohio, 15 in Mississippi, 13 in the Bahamas, 5 in Oklahoma and 2 in Indiana. Such stores were operated under the names of "Winn-Dixie" (349), "Winn-Dixie Marketplace" (802), "Thriftway" (26), "The City Meat Markets" (10) and "Buddies"
(1).

Support and Other Services

         The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:

LOCATION                          FACILITIES
------------------------------------------------------------------------------

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

LOUISIANA       New Orleans         Distribution center
                Hammond             Distribution center; Plant:  milk bottling

NORTH CAROLINA  Charlotte           Distribution center
                Raleigh             Distribution center
                High Point          Plants:  milk bottling and cultured products

SOUTH CAROLINA  Greenville          General merchandise distribution center;
                                    Plants: ice cream and milk bottling


TEXAS           Fort Worth          Distribution center and a general
                                       merchandise distribution center;
                                    Plant: milk bottling

BAHAMAS         Nassau              Distribution center

     An insignificant portion of the products produced by the manufacturing plants is sold to others.

     Types of products produced by the Company for sale in its stores are described above. Services provided by the Company such as check cashing, money transfers, bill payment, money orders and lottery tickets are incidental to the total business.

     The Company has not publicly announced, or otherwise made public, information about any new product or industry segment which would require the investment of a material amount of the assets of the Company or which otherwise is material.

     Sources of available raw materials are factors that do not affect the Company in any different manner than they affect other manufacturers and processors of the goods identified.

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

     No portion of the business of the Company is subject to renegotiations of profits or termination of contracts or subcontracts at the election of any government.

Marketing and Competition

     In all areas in which the Company operates, the business is highly competitive with local and national food chain stores, as well as with independent stores and markets. Many factors enter into the competition, including price, quality of goods and services, product mix and convenience.

     The retail food industry is extremely competitive. Each operating area faces somewhat different competitive conditions. The major competitors for our operating areas are A&P, Albertson's, Bi-Lo, Biggs, Bruno, H.E. Butt, Cub, Delchamp/Jitney Jungle, Food Lion/Kash N Karry, Goodings, Hannaford, Harris-Teeter, Hyde Park, Ingles, Kroger, Meijers, Minyards, Publix, Randall's, Schwegmanns, Sedano's, Super K, Super Value, Wal-Mart Supercenter, U-Krops and U-Save.

     Additionally, local chains and wholesaler-supported independents are well represented in all regions.

     Winn-Dixie is considered a major competitor in all geographic areas in which it competes.

     The Company did not spend a material amount on Company-sponsored research and development activities or on Company-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during any of the years in the three-year period ended June 30, 1999.

Government Regulation

     The Company's compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect on its capital expenditures, earnings or competitive position.

Associates

     At the end of fiscal 1999, the Company had 57,000 full-time and 75,000 part-time associates.

Bahamas

     All sales of the Company are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiaries in the Bahamas, which operates 13 retail food stores as outlined above.

ITEM 2:         PROPERTIES

Stores

     All of the retail stores operated by the Company are on premises occupied on a rental basis. See "Note 8 of the Notes to Consolidated Financial Statements," page F-23, included herein.

Support Properties

     The warehousing and distribution centers are rented under leases due to expire as follows: Montgomery (perishable) - 2022; Raleigh - 2022; Orlando - 2021; Atlanta - 2019; Charlotte - 2019; Jacksonville (Edgewood) - 2019; Louisville - 2019; Sarasota - 2019; Miami - 2018; Montgomery - 2018; New Orleans
- 2018; Tampa - 2018; Fort Worth - 2016; Hammond - 2016; Jacksonville (Commonwealth) - 2011; Nassau - 2011 and Pompano - 2003. All of these contain renewal options, which vary from lease to lease.

     An  expansion  and   refurbishment   of  the  corporate   headquarters   in
Jacksonville, Florida is under construction.

     A new distribution center and retail support center is in the planning stages in Jacksonville, Florida. The new facility will be leased. The existing Jacksonville (Commonwealth) distribution center will be converted to a general merchandise distribution center.

     The Company is building a new frozen food freezer and will convert the existing freezer into a perishable food cooler at the distribution center in Charlotte, North Carolina. At our Greenville, South Carolina distribution center, we are converting an existing distribution center into a general merchandise and pharmaceutical distribution center.

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

ITEM 3:  LEGAL PROCEEDINGS

     See Note 9(d) and Note 13 of the Notes to Consolidated Financial Statements, pages F-26 and F-28 included herein, regarding various claims and lawsuits pending against the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 30, 1999.

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company during fiscal 1999:


                                                                                   YEAR                YEAR FIRST
                           AGE IN                                                APPOINTED              EMPLOYED
                         YEARS AT                                               TO CURRENT                 BY
NAME                      06-30-99              OFFICE HELD                       POSITION             WINN-DIXIE

A. Dano Davis               54          Chairman of the Board                      1988                    1968
                                          and Principal Executive Officer
James Kufeldt               60          President                                  1988                    1961
C. H. McKellar              61          Executive Vice President                   1988                    1957
R. J. Brocato               55          Senior Vice President                      1999                    1963
H. E. Hess                  59          Senior Vice President                      1988                    1958
R. A. Sevin                 56          Senior Vice President                      1997                    1961
C. E. Winge                 54          Senior Vice President                      1988                    1963
R. P. McCook                46          Financial Vice President                   1984                    1984
                                          and Principal Financial Officer
L. H. May                   54          Vice President                             1989                    1964
E. E. Zahra, Jr.            52          Vice President and General Counsel         1995                    1995
D. H. Bragin                55          Treasurer and Principal Accounting         1985                    1961
                                          Officer
W. C. Calkins               60          Vice President                             1987                    1958
J. W. Critchlow (1)         52          Vice President                             1988                    1967
R. J. Ehster (1)            58          Vice President                             1983                    1958
J. D. Fitzgerald            49          Vice President                             1998                    1970
M. J. Istre (2)             48          Vice President                             1999                    1969
D. G. Lafever               50          Vice President                             1990                    1966
R. C. Lunn, Jr.             47          Vice President                             1997                    1969
H. E. Miller                67          Vice President                             1984                    1956
L. J. Sadlowski             58          Vice President                             1983                    1961
J. A.  Schlosser            50          Vice President                             1997                    1967
M. A. Sellers               45          Vice President                             1997                    1973
J. T. White                 51          Vice President                             1999                    1968
H. M. Solana, Jr. (2)       44          President, Winn-Dixie Raleigh, Inc.        1999                    1971


(1) Retired in June, 1999
(2) Elected in June, 1999

     Mr. James Kufeldt, President of Winn-Dixie Stores, Inc. announced his intent to retire after 38 years of service. Mr. Kufeldt will remain as President until his successor is in place.

     Mr. R. J. Ehster, Vice President of Winn-Dixie Stores, Inc. and President of the Miami Division of Winn-Dixie Stores, Inc., retired at the end of fiscal 1999 after 41 years of service. Mr. R. C. Lunn, Jr., Vice President of Winn-Dixie Stores, Inc., resigned as President of Winn-Dixie Louisiana, Inc. and was elected Division President of the Miami Division of Winn-Dixie Stores, Inc.

     Mr. M. J. Istre, Retail Operations Superintendent of Winn-Dixie Louisiana, Inc. was elected President of Winn-Dixie Louisiana, Inc. and Vice President of Winn-Dixie Stores, Inc.

     Mr. J. W. Critchlow, Vice President of Winn-Dixie Stores, Inc. and President of Winn-Dixie Raleigh, Inc. retired at the end of fiscal 1999 after 31 years of service. Mr. H. M. Solana, Jr., Retail Operations Superintendent of the Orlando Division of Winn-Dixie Stores, Inc. was elected President of Winn-Dixie Raleigh, Inc.

     All of the officers listed as executive officers of the registrant, with the exception of Mr. E. E. Zahra, Jr., have been employed for the past five years in either the same capacity as listed, or in a position with the Company which was consistent in occupation with the present assignment. Prior to becoming General Counsel, Mr. Zahra was the managing partner of the Jacksonville office of LeBoeuf, Lamb, Greene & MacRae L.L.P., an international law firm.

     Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected. No officers have employment contracts with the Company.

                                     PART II

ITEM  5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of June 30, 1999 was 48,084.

     Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is in "Note 12 of the Notes to Consolidated Financial Statements," on page F-27 included herein.

ITEM  6:  SELECTED FINANCIAL DATA

     The information required by this Item is on page F-1 included herein.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information  required by this Item is on page F-2 included herein.

ITEM  7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swap agreements to reduce the impact of changes in rental payments on retail locations, distribution facilities and manufacturing facilities that have a lease term of 25 years and whose primary rent expense fluctuates with the commercial paper (CP) interest rate. At June 30, 1999, the Company had outstanding four interest rate swap agreements, having a notional principal amount of $50.0 million each, with an investment bank. These agreements effectively change the Company's exposure on its leased real estate with floating rental payments to fixed rental payments based on a 7.19% interest rate. The interest rate swap agreements mature on June 30, 2004, 2005, 2006 and 2007. The counter party to these interest rate swap agreements exposes the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the counter party.

     Since current short-term interest rates at June 30, 1999 are below the 7.19% rate of these contracts, the estimated negative value of these swaps was approximately $7.9 million.

     The table below presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable receive rates are based on implied forward rates in the yield curve at the reporting date.

                                                     Expected Maturity Dates
                                                                           There-
                                 2000    2001    2002    2003    2004      after    Total
                                 ----    ----    ----    ----    ----    --------   -----
                                                      Amounts in millions
Interest Rate Swaps
    Variable to Fixed          $    -       -       -       -        -       200      200
    Average Pay Rate           % 7.19    7.19    7.19    7.19     7.19      7.07     7.08
    Average Receive Rate       % 5.90    6.10    6.25    6.39     6.49      6.63     6.51



ITEM  8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Financial statements and supplemental data are set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 16 included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 30, 1999.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with its 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    Financial Statements and Financial Statement Schedules:

                (1)      Financial Statements:

                         See  "Index  to  Consolidated   Financial   Statements,
                         Supporting Schedules and Supplemental Data" on page 16 included herein.

                (2)      Financial Statement Schedules:

                         See  "Index  to  Consolidated   Financial   Statements,
                         Supporting Schedules and Supplemental Data" on page 16 included herein.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                  Description of Exhibit                  Incorporated by Reference From

3.1            Restated  Articles  of  Incorporation  as        Previously   filed   as   Exhibit   3.1  to   Form
               filed  with  the  Secretary  of  State of        10-K  for the year  ended  June  30,  1993,  which
               Florida.                                         Exhibit is herein incorporated by reference.

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

3.2            Restated  By-Laws  of the  Registrant  as        Previously  filed  as  Exhibit  3.2 to  Form  10-K
               amended through June 21, 1995.                   for the year ended June 28,  1995,  which  Exhibit
                                                                is herein incorporated by reference.

9.1            Agreement  of   Shareholders  of  D.D.I.,        Previously  filed  as  Exhibit  9.1 to  Form  10-K
               Inc. (formerly Vadis  Investments,  Inc.)        for the year ended June 30,  1993,  which  Exhibit
               dated April 19, 1989.                            is herein incorporated by reference.

10.1           Annual  Officer  Incentive   Compensation        Previously  filed as Exhibit 10.1 to Form 10-Q for
               Plan, effective   June 15, 1998.                 the  quarter  ended  September  16,  1998,   which
                                                                Exhibit is herein incorporated by reference.

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

10.2.2         Performance-Based  Restricted  Stock Plan       Previously  filed as Exhibit 10.2 to Form 10-Q for
               effective June 15, 1998.                        the  quarter  ended  September  16,  1998,   which
                                                               Exhibit is herein incorporated by reference.

10.3           Key    Employee    Stock    Option   Plan       Previously  filed as Exhibit 10.3 to Form 10-Q for
               effective  January 24, 1990  as amended         the  quarter  ended  September  16,  1998,   which
               effective June 15, 1998.                        Exhibit is herein incorporated by reference.

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

21.1            Subsidiaries of Winn-Dixie Stores, Inc.

23.1            Consent of KPMG LLP.


(b) Reports on Form 8-K:

               During the fourth quarter ended June 30, 1999, the Company filed a current report on Form 8-K dated June 2, 1999 reporting that James Kufeldt announced his resignation as President of Winn-Dixie Stores, Inc., effective upon the election of his successor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      WINN-DIXIE STORES, INC.
                                        By       /s/        A. DANO DAVIS
                                                      -----------------------
                                                      A. Dano Davis, Chairman


                                        Date             August 10, 1999
                                                      -----------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/    A. DANO DAVIS       Chairman (Principal                 August 10, 1999
    ---------------------
       (A. Dano Davis)      Executive Officer) and Director


/s/     JAMES KUFELDT       President and Director              August 10, 1999
   ----------------------
       (James Kufeldt)


/s/   RICHARD P. MCCOOK     Financial Vice President            August 10, 1999
   -----------------------
     (Richard P. McCook)    (Principal Financial Officer)


/s/   DAVID H. BRAGIN       Treasurer                           August 10, 1999
   ------------------------
     (David H. Bragin)      (Principal Accounting Officer)


/s/   ROBERT D. DAVIS       Director                            August 10, 1999
   ------------------------
     (Robert D. Davis)

/s/  T. WAYNE DAVIS        Director                             August 10, 1999
   ----------------------
    (T. Wayne Davis)


/s/ CHARLES H. MCKELLAR    Director                             August 10, 1999
   ----------------------
   (Charles H. McKellar)


/s/  RADFORD D. LOVETT     Director                             August 10, 1999
   -----------------------
    (Radford D. Lovett)


/s/  CHARLES P. STEPHENS   Director                             August 10, 1999
   -----------------------
    (Charles P. Stephens)



                            Director                            August 10, 1999
    ----------------------
     (Armando M. Codina)



/s/    DAVID F. MILLER      Director                            August 10, 1999
   ------------------------
      (David F. Miller)


/s/   CARLETON T. RIDER     Director                            August 10, 1999
   ------------------------
     (Carleton T. Rider)


/s/    JULIA B. NORTH       Director                            August 10, 1999
   ------------------------
      (Julia B. North)

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA



Selected Financial Data                                                      F-1

Management's Discussion and Analysis of Financial Condition and Results
         of  Operations                                                      F-2

Consolidated Financial Statements and Supplemental Data:

         Independent Auditors' Report                                        F-6

         Report of Management                                                F-7

         Consolidated Statements of Earnings, Years ended
           June 30, 1999, June 24, 1998 and June 25, 1997                    F-8

         Consolidated Balance Sheets, June 30, 1999 and June 24, 1998        F-9

         Consolidated Statements of Cash Flows, Years ended
           June 30, 1999, June 24, 1998 and June 25, 1997                   F-10

         Consolidated Statements of Shareholders' Equity, Years ended
           June 30, 1999, June 24, 1998 and June 25, 1997                   F-11

         Notes to Consolidated Financial Statements                         F-12

Financial Statement Schedules:

         Independent Auditors' Report on Financial Statement Schedule        S-1

         II       Consolidated Valuation and Qualifying Accounts, Years ended
                  June 30, 1999, June 24, 1998 and June 25, 1997             S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.


                             SELECTED FINANCIAL DATA
                                                                  1999*        1998       1997       1996     1995
                                                                    Dollars in millions except per share data
Sales
   Net sales...........................................      $   14,137     13,617     13,219     12,955    11,788
   Percent increase....................................             3.8        3.0        2.0        9.9       6.4
   Average annual sales per store......................      $     11.9       11.7       11.3       11.0      10.0
Earnings Summary
   Gross profit........................................      $    3,801      3,624      3,316      3,093     2,723
     Percent of sales..................................            26.9       26.6       25.1       23.9      23.1
   LIFO charge (credit)................................      $        4        (12)         3         10         7
   Operating and administrative expenses...............      $    3,594      3,375      3,094      2,803     2,462
     Percent of sales..................................            25.4       24.8       23.4       21.6      20.9
   Net earnings........................................      $      182        199        204        256       232
     Basic earnings per share..........................      $     1.23       1.34       1.36       1.69      1.55
     Diluted earnings per share........................      $     1.23       1.33       1.36       1.68      1.55
   Percent of net earnings to sales....................             1.3        1.5        1.5        2.0       2.0
   Percent of net earnings to average equity...........            13.1       14.7       15.3       19.9      20.3
EBITDA ................................................      $    618.5      676.7      632.8      656.9     569.3
EBITDAR  ..............................................      $    961.4      985.9      911.6      914.9     791.5
Dividends
   Dividends paid......................................      $    151.2      150.9      144.2      134.0     116.5
   Percent of net earnings.............................            82.9       76.0       70.5       52.4      50.2
   Per share (present rate $1.02)......................      $     1.02       1.02        .96       .885       .78
Common Stock (WIN)
   Total shares outstanding (000,000)..................           148.6      148.5      148.9      151.7     151.1
     NYSE - Stock price range
     Common   - High...................................      $    52.19      59.25      42.38      38.38     28.94
                Low....................................      $    28.63      33.69      29.88      28.06     21.32
Financial Data
   Cash flow information:
     Net cash provided by operating activities.........      $    436.4      464.5      413.9      556.9     414.2
     Net cash used in investing activities.............      $    335.1      325.9      477.7      387.9     379.3
     Net cash provided by (used in) financing activities     $   (100.0)    (129.2)      45.7     (167.3)    (35.9)
   Capital expenditures, net...........................      $    345.7      369.6      423.1      362.0     371.6
   Depreciation and amortization.......................      $    292.4      330.4      291.2      248.3     200.9
   Working capital.....................................      $    250.7      228.6      195.4      388.7     414.9
   Current ratio.......................................             1.2        1.2        1.1        1.4       1.4
   Total assets........................................      $    3,149      3,069      2,921      2,649     2,472
   Obligations under capital leases....................      $       38         49         54         61        78
   Comprehensive income................................      $    182.6      199.4      206.4          -         -
   Shareholders' equity................................      $    1,411      1,369      1,337      1,342     1,231
   Book value per share................................      $     9.50       9.22       8.98       8.85      8.14
Stores
   In operation at year-end............................           1,188      1,168      1,174      1,178     1,175
   Opened and acquired during year.....................              79         84         83         61       108
   Closed or sold during year..........................              59         90         87         58        92
   Enlarged or remodeled during year...................              64        136         79        128        86
   New/enlarged/remodeled in last five years...........             908        912        805        743       654
     Percent to total stores in operation..............            76.4       78.1       68.6       63.1      55.7
   Year-end retail square footage (000,000)............            52.0       49.6       47.8       45.7      43.8
   Average store size at year-end (000)................            43.7       42.4       40.7       38.8      37.3
Other Year-end Data
   Associates (000)....................................             132        139        136        126       123
   Shareholder accounts (000)..........................            48.1       52.0       55.2       56.3      44.8
   Shareholders per store..............................              40         45         47         48        38
Taxes
   Federal, state and local............................      $      308        302        285        288       261
   Per diluted share...................................      $     2.07       2.03       1.90       1.89      1.74

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

     Sales for fiscal 1999, a 53 week year, were $14.1 billion, compared to $13.6 billion and $13.2 billion for the 52 week years of 1998 and 1997, respectively. This reflects a 3.8%, 3.0% and 2.0% increase in sales per year for 1999, 1998 and 1997, respectively. Average store sales increased 2.1%, 3.0% and 1.8% for each of the last three fiscal years, while identical store sales decreased 0.9%, 0.3% and 0.9% for 1999, 1998 and 1997, respectively. Sales for the 13 week fourth quarter of 1999 were $3.5 billion, compared to $3.3 billion and $3.1 billion for the 12 week fourth quarter of 1998 and 1997, respectively. For the fourth quarter, average store sales decreased 1.9% in 1999, increased 7.0% in 1998 and increased 1.2% in 1997. Identical store sales for the fourth quarter decreased 3.9% in 1999, increased 3.1% in 1998 and decreased 1.8% in 1997.

     In fiscal year 1999, the Company continued to increase its average store size by opening and acquiring 79 stores, averaging 51,100 square feet, enlarging or remodeling 64 stores and closing 59 smaller stores, averaging 33,600 square feet.

     As a percent of sales, gross profit margins were 26.9%, 26.6% and 25.1% in fiscal 1999, 1998 and 1997, respectively. Operating margins improved with an increase in the number of larger stores, added service departments and improved pricing. Gross profit increased $1.2 million in the fourth quarter and $3.5 million for the year due to the change in depreciable lives as noted below. During the second quarter of fiscal 1999, the Company voluntarily recalled certain franks and sliced luncheon meats manufactured by its wholly-owned subsidiary, Dixie Packers, Inc. As a result of this recall, year-to-date operating margins were negatively impacted by approximately $20.0 million. Approximately 86% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO calculations resulted in a pre-tax decrease in gross profit of $4.4 million in 1999, an increase of $12.1 million in 1998 and a decrease of $2.7 million in 1997.

     Operating and administrative expenses, as a percent of sales, were 25.4%, 24.8% and 23.4% in fiscal 1999, 1998 and 1997, respectively. Our expenses were impacted by increased training costs associated with our emphasis toward increased customer service, occupancy costs and our "While You're at the Marketplace" marketing campaign. During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change resulted in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in a reduction in operating and administrative expenses of $15.7 million for the 13 weeks ended June 30, 1999 and $45.8 million for the 53 weeks ended June 30, 1999.

     Cash discounts and other income amounted to $118.9 million, $115.4 million and $119.4 million in 1999, 1998 and 1997, respectively.

     Interest expense totaled $29.6 million, $28.5 million and $22.1 million in fiscal 1999, 1998 and 1997, respectively. Interest expense primarily reflects a computation of interest on capital lease obligations and short-term borrowings. The 1999 and 1998 increase in interest expense is due to an increase in short-term borrowings.

     Earnings before income taxes were $296.5 million, $317.8 million and $319.4 million in fiscal 1999, 1998 and 1997, respectively. The 1999 and 1998 decrease in pre-tax earnings is primarily a result of the increase in operating expenses as previously mentioned. The effective income tax rates were 38.5%, 37.5% and 36.0% for fiscal 1999, 1998 and 1997, respectively. The effective tax rate during fiscal 1998 and 1997 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain Corporate Owned Life Insurance (COLI) policies are being phased out over a three-year period.

     Net earnings amounted to $182.3 million, or $1.23 per diluted share for 1999, $198.6 million, or $1.33 per diluted share for 1998 and $204.4 million, or $1.36 per diluted share for 1997. The LIFO calculations decreased net earnings by $2.7 million, or $.02 per diluted share in 1999, increased net earnings by $7.4 million, or $0.05 per diluted share in 1998 and decreased net earnings by $1.6 million, or $0.01 per diluted share in 1997.

Liquidity and Capital Resources

     The Company's financial condition remains sound and strong at year end. Cash and cash equivalents amounted to $24.7 million, $23.6 million and $14.1 million at the end of fiscal years 1999, 1998 and 1997, respectively. Cash provided by operating activities amounted to $436.4 million in 1999, $464.5 million in 1998 and $413.9 million in 1997.

     Net capital expenditures totaled $345.7 million, $369.6 million and $423.1 million in fiscal 1999, 1998 and 1997, respectively. These expenditures were for new store locations, store enlargements and remodelings, and the expansion of warehouse facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $800.0 million in fiscal 1999 and projected to be $500.0 million in fiscal 2000. The Company has no material construction or purchase commitments outstanding as of June 30, 1999.

     Working capital amounted to $250.7 million and $228.6 million at the end of fiscal years 1999 and 1998, respectively. Inventories on a FIFO (first-in, first-out) basis increased $24.6 million in 1999 and $143.6 million in 1998.

     The Company has an authorized $500.0 million commercial paper program. In support of this program, or as an independent source of funds, the Company also has $482.0 million of short-term lines of credit. These lines of credit are available at any time during the year and are renewable on an annual basis. There was $300.0 million in commercial paper outstanding at the end of 1999, compared to $420.0 million in commercial paper outstanding at the end of 1998. The average interest rate on the commercial paper outstanding on June 30, 1999 was 5.4%, compared to 5.6% on June 24, 1998. Short-term borrowings against our bank lines of credit were $165.0 million as of June 30, 1999 as compared to none on June 24, 1998. The interest rate on the bank lines of credit on June 30, 1999, was 5.5%. The carrying amount of short-term borrowings approximates fair value because of their short-term maturity. As such, the Company is not exposed to a significant amount of interest rate risk. Excluding capital lease obligations, the Company had no outstanding long-term debt as of June 30, 1999 or June 24, 1998.

     The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. The Company continually evaluates its strategy to provide for its short-term and long-term borrowing needs.

     The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability that might result from any such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

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

     To address the Year 2000 issues, the Project Office is identifying all computer-based systems and applications (including embedded systems) that might not be Year 2000 compliant; determining what revisions or replacements would be necessary to achieve compliance and prioritizing and implementing the revisions or replacements; conducting tests necessary to verify that the revised systems are operational; and transitioning the compliant systems into the everyday operations of the Company. Management believes that these actions are approximately eighty-five percent (85%) complete. Winn-Dixie estimates that all critical systems will be compliant with the century change by September 30, 1999.

     The Company has budgeted approximately $26.3 million to address the Year 2000 issues, which includes the estimated costs of all modifications, the salaries of associates and the fees of consultants addressing the issues. Approximately $22.9 million of this amount had been expended through June 30, 1999.

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

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 30, 1999 and June 24, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 30, 1999 and June 24, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.




                                                             KPMG LLP


Jacksonville, Florida
August 2, 1999

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

     Management is also responsible for maintaining a system of internal controls that provides reasonable assurance that the accounting records properly reflect the transactions of the Company, that assets are safeguarded and that the consolidated financial statements present fairly the financial position and operating results. As part of the Company's controls, the internal audit staff conducts examinations in each of the divisional operations of the Company.

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




            A. Dano Davis                              Richard P. McCook
         Chairman of the Board                      Financial Vice President
      and Principal Executive Officer           and Principal Financial Officer

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
           Years ended June 30, 1999, June 24, 1998 and June 25, 1997


                                                                      1999*             1998              1997
                                                                  ---------------   --------------   ---------------
                                                                       Amounts in thousands except per share data

Net sales.....................................................  $     14,136,503       13,617,485        13,218,715
Cost of sales, including warehousing and delivery expense.....        10,335,590        9,993,568         9,902,862
                                                                  ---------------   --------------   ---------------
   Gross profit on sales......................................         3,800,913        3,623,917         3,315,853
Operating and administrative expenses.........................         3,593,651        3,374,905         3,093,767
Consolidation and distribution facility closing charge........                 -           18,080                 -
                                                                  ---------------   --------------   ---------------
   Operating income...........................................           207,262          230,932           222,086
Cash discounts and other income, net..........................           118,866          115,395           119,435
                                                                  ---------------   --------------   ---------------
                                                                         326,128          346,327           341,521
                                                                  ---------------   --------------   ---------------
Interest:
   Interest on capital lease obligations......................             5,152            6,528             7,055
   Other interest.............................................            24,496           22,007            15,024
                                                                  ---------------   --------------   ---------------
     Total interest...........................................            29,648           28,535            22,079
                                                                  ---------------   --------------   ---------------
Earnings before income taxes..................................           296,480          317,792           319,442
Income taxes..................................................           114,145          119,172           114,999
                                                                  ---------------   --------------   ---------------
Net earnings..................................................  $        182,335          198,620           204,443
                                                                  ===============   ==============   ===============
Basic earnings per share......................................  $           1.23             1.34              1.36
                                                                  ===============   ==============   ===============
Diluted earnings per share....................................  $           1.23             1.33              1.36
                                                                  ===============   ==============   ===============

*  53 Weeks
See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         June 30, 1999 and June 24, 1998


                                                                                        1999              1998
                                                                                    --------------   ---------------
                                                                                         Amounts in thousands
Assets
Current Assets:
   Cash and cash equivalents.................................................    $         24,746            23,566
   Trade and other receivables, less allowance for doubtful items of
     $3,615,000  ($2,623,000 in 1998)........................................             188,314           146,166
   Merchandise inventories at lower of cost or market less LIFO reserve
     of $217,274,000  ($212,869,000 in 1998).................................           1,425,098         1,404,917
   Prepaid expenses..........................................................             159,832           161,141
                                                                                    --------------   ---------------
     Total current assets....................................................           1,797,990         1,735,790
                                                                                    --------------   ---------------

Investments and other assets:
   Cash surrender value of life insurance, net...............................              24,072            38,789
   Other assets..............................................................             104,452           101,661
                                                                                    --------------   ---------------
     Total investments and other assets......................................             128,524           140,450
                                                                                    --------------   ---------------
Deferred income taxes........................................................                   -            22,626
Net property, plant and equipment............................................           1,222,633         1,169,848
                                                                                    --------------   ---------------
                                                                                 $      3,149,147         3,068,714
                                                                                    ==============   ===============

Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable..........................................................    $        662,172           660,539
   Short-term borrowings.....................................................             465,000           420,000
   Reserve for insurance claims and self-insurance...........................              75,461            71,779
   Accrued wages and salaries................................................             108,826           107,590
   Accrued rent..............................................................              99,734            96,987
   Accrued expenses..........................................................             122,641           135,287
   Current obligations under capital leases..................................               2,751             2,908
   Income taxes..............................................................              10,739            12,119
                                                                                    --------------   ---------------
     Total current liabilities...............................................           1,547,324         1,507,209
                                                                                    --------------   ---------------
Obligations under capital leases.............................................              38,493            48,580
Defined benefit plan.........................................................              41,234            37,102
Reserve for insurance claims and self-insurance..............................              92,256            93,514
Other liabilities............................................................              18,761            13,426
                                                                                    --------------   ---------------
Shareholders' equity:
   Common stock of $1 par value.  Authorized 400,000,000 shares; issued
     148,576,865 shares in 1999 and 148,530,736 shares in 1998...............             148,577           148,531
   Retained earnings.........................................................           1,259,597         1,220,679
   Accumulated other comprehensive income....................................               3,069             2,760
    Associates' stock loans..................................................                (164)           (3,087)
                                                                                    --------------   ---------------
     Total shareholders' equity..............................................           1,411,079         1,368,883
                                                                                    --------------   ---------------
Commitments and contingent liabilities (Notes 6, 8, 9 and 13)
                                                                                 $      3,149,147         3,068,714
                                                                                    ==============   ===============

See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended June 30, 1999, June 24, 1998 and June 25, 1997

                                                                         1999*           1998            1997
                                                                     -------------   -------------   -------------
                                                                                 Amounts in thousands
Cash flows from operating activities:
   Net earnings.................................................  $       182,335         198,620         204,443
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization............................          292,414         330,408         291,236
       Deferred income taxes....................................           17,684         (17,040)        (17,988)
       Defined benefit plan.....................................            4,132           3,650           3,919
       Reserve for insurance claims and self-insurance..........            2,424          10,291          (3,967)
       Stock compensation plans.................................            2,459          (1,398)         10,086
       Change in cash from:
         Receivables............................................          (42,148)         29,513         (17,234)
         Merchandise inventories................................          (20,181)       (155,702)        (70,089)
         Prepaid expenses.......................................            8,596           3,813            (314)
         Accounts payable.......................................           (1,191)         56,191           3,914
         Income taxes...........................................           (1,380)        (20,804)         (9,631)
         Other current accrued expenses.........................           (8,783)         26,952          19,533
                                                                     -------------   -------------   -------------
           Net cash provided by operating activities............          436,361         464,494         413,908
                                                                     -------------   -------------   -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net..............         (345,723)       (369,636)       (423,105)
   Decrease (increase) in investments and other assets..........           10,582          43,785         (54,548)
                                                                     -------------   -------------   -------------
           Net cash used in investing activities................         (335,141)       (325,851)       (477,653)
                                                                     -------------   -------------   -------------

Cash flows from financing activities:
   Increase in short-term borrowings............................           45,000          40,000         270,000
   Payments on capital lease obligations........................           (2,583)         (2,653)         (2,713)
   Purchase of common stock.....................................           (1,337)        (21,055)        (94,500)
   Proceeds of sales under associates' stock purchase plan......            2,923           8,747          13,111
   Dividends paid...............................................         (151,231)       (150,923)       (144,165)
   Other........................................................            7,188          (3,309)          3,920
                                                                      -------------   -------------   -------------
           Net cash provided by (used in) financing activities..         (100,040)       (129,193)         45,653
                                                                     -------------   -------------   -------------

Increase (decrease) in cash and cash equivalents................            1,180           9,450         (18,092)
Cash and cash equivalents at the beginning of the year..........           23,566          14,116          32,208
                                                                     -------------   -------------   -------------
Cash and cash equivalents at end of the year....................  $        24,746          23,566          14,116
                                                                     =============   =============   =============

Supplemental cash flow information:
   Interest paid................................................  $        21,958          20,316          17,840
   Interest and dividends received..............................  $         1,072           1,449           1,183
   Income taxes paid............................................  $        94,858         152,652         142,684
                                                                     =============   =============   =============

* 53 Weeks
See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Years ended June 30, 1999, June 24, 1998 and June 25, 1997


                                                                            Accumulated
                                                                               Other         Associates'         Total
                                              Common         Retained      Comprehensive        Stock         Shareholders
                                               Stock         Earnings         Income            Loans            Equity
         (Amounts in thousands)
                                           -------------- -------------- ------------------ ---------------  ---------------
Balances at June 26, 1996                 $      151,685       1,215,556                 -         (24,945)       1,342,296
                                           -------------- -------------- ------------------ ---------------  ---------------
Comprehensive income:
   Net earnings..........................              -         204,443                 -               -          204,443
   Unrealized gain on securities,
      net of  tax.......................               -               -             1,964               -            1,964
                                           -------------- --------------- ----------------- ---------------  ---------------
   Total comprehensive income............              -         204,443             1,964               -          206,407
Cash dividends, $0.96 per share..........              -        (144,165)                -               -         (144,165)
Common stock issued and stock
   compensation expense..................            135           7,461                 -               -            7,596
Common stock acquired....................         (2,949)        (91,551)                -               -          (94,500)
Stock options exercised..................              5            (745)                -               -             (740)
Associates' stock loans, payments........              -               -                 -          13,111           13,111
Other....................................              -           7,489                 -               -            7,489
                                           -------------- --------------- ----------------- ---------------  ---------------
Balances at June 25, 1997                        148,876       1,198,488             1,964         (11,834)       1,337,494
                                           -------------- --------------- ----------------- ---------------  ---------------

Comprehensive income:
   Net earnings..........................              -         198,620                 -               -          198,620
   Unrealized gain on securities,
      net of tax........................               -               -               796               -             796
                                           -------------- --------------- ----------------- ---------------  ---------------
   Total comprehensive income............              -         198,620               796               -          199,416
Cash dividends, $1.02 per share..........              -        (150,923)                -               -         (150,923)
Common stock issued and stock
   compensation expense..................             76          (1,212)                -               -           (1,136)
Common stock acquired....................           (501)        (20,554)                -               -          (21,055)
Stock options exercised..................             80          (4,999)                -               -           (4,919)
Associates' stock loans, payments........              -               -                 -           8,747            8,747
Other....................................              -           1,259                 -               -            1,259
                                           -------------- --------------- ----------------- ---------------  ---------------
Balances at June 24, 1998                        148,531       1,220,679             2,760          (3,087) $     1,368,883
                                           -------------- --------------- ----------------- ---------------  ---------------


Comprehensive income:
   Net earnings..........................              -         182,335                 -               -          182,335
   Unrealized gain on securities,
      net of tax........................               -               -               309               -              309
                                           -------------- --------------- ----------------- ---------------  ---------------
   Total comprehensive income............              -         182,335               309               -          182,644
Cash dividends, $1.02 per share..........              -        (151,231)                -               -         (151,231)
Common stock issued and stock
   compensation expense..................             33           2,189                 -               -            2,222
Common stock acquired....................            (37)         (1,300)                -               -           (1,337)
Stock options exercised..................             50           1,004                 -               -            1,054
Associates' stock loans, payments........              -               -                 -           2,923            2,923
Other....................................              -           5,921                 -               -            5,921
                                           ============== =============== ================= ===============  ===============
Balances at June 30, 1999                 $      148,577       1,259,597             3,069            (164) $     1,411,079
                                           ============== =============== ================= ===============  ===============

 See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies and Other Information

     (a) Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal year 1999 is comprised of 53 weeks. Fiscal years ended 1998 and 1997 comprised 52 weeks.

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

     (d)  Inventories:  Inventories  are  stated at the lower of cost or market.
          The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 86% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

     (e) Marketable Securities: Included in investments and other assets were $32,466,000 at June 30, 1999, and $29,110,000 at June 24, 1998,
          consisting principally of marketable equity securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

     (h) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000,000 for automobile and general liability and $1,000,000 for workers' compensation. Self-insurance reserves are established for property losses with a maximum annual aggregate of $3,000,000 and a $100,000 per occurrence deductible after the aggregate is obtained. The Company is insured for losses in excess of these limits.

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

          During the second  quarter of fiscal 1999,  the Company  increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in an increase in earnings before income tax of $49.3 million ($30.1 million after tax, or $0.20 per diluted share) for the year ended June 30, 1999.

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

                           1999              1998               1997
                         --------          -------             -------
          Basic        148,309,653       148,504,349         149,820,029
          Diluted      148,680,198       148,866,167         150,231,820

     (m) Comprehensive Income: The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective June 25, 1998. SFAS 130 relates to the change in the equity of a business during a reporting period from transactions of the business. Comprehensive income for the year was approximately $182.6 million, $199.4 million and $206.4 million for 1999, 1998 and 1997, respectively. These amounts differ from net income due to changes in the net unrealized holding gains (losses) generated from available-for-sale securities.

     (n) Stock-Based Compensation: The Company follows Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans. (see Note 7).

     (o) Business Reporting Segments: During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 provides for the disclosure of financial information disaggregated by the way management organizes the segments of the enterprise for making operating decisions. Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. All assets of the Company are located within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represents less than 1% of the Company's total sales and assets.

     (p) New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company is still determining how SFAS 133 will impact the financial statements.

     (q) Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.  Accounts Receivable

         Accounts receivable at year-end were as follows:
                                                    1999               1998
                                               --------------    ---------------
                                                        Amount in thousands

         Trade and other receivables......  $         96,984             90,672
         Construction advances............            94,945             58,117
                                               --------------      -------------
                                                     191,929            148,789
         Less: Allowance for doubtful items..          3,615              2,623
                                               --------------      -------------
                                            $        188,314            146,166
                                               ==============      =============

3.  Inventories

         At June 30, 1999, inventories valued by the LIFO method would have been $217,274,000 higher ($212,869,000 higher at June 24, 1998) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used, reported net earnings would have been $2,691,000, or $0.02 per diluted share higher, $7,411,000, or $0.05 per diluted share lower and $1,624,000, or $0.01 per diluted share higher in 1999, 1998 and 1997, respectively.

4.  Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                                        1999                 1998
                                                                                    -------------    ---------------
                                                                                          Amounts in thousands

         Land..............................................................      $        11,343             11,343
         Buildings.........................................................               29,134             28,739
         Furniture, fixtures, machinery and equipment......................            2,575,459          2,356,376
         Transportation equipment..........................................              140,715            132,381
         Improvements to leased premises...................................              502,256            457,931
         Construction in progress..........................................               54,878             69,365
                                                                                    -------------    ---------------
                                                                                       3,313,785          3,056,135
         Less:  Accumulated depreciation and amortization..................            2,117,034          1,919,432
                                                                                    -------------    ---------------
                                                                                       1,196,751          1,136,703
         Leased property under capital leases, less accumulated
             amortization of $33,291,000 ($36,568,000 in 1998).............               25,882             33,145
                                                                                    -------------    ---------------
         Net property, plant and equipment.................................      $     1,222,633          1,169,848
                                                                                    =============    ===============

      The Company had no non-cash additions to leased property for 1999 or 1998.

5.       Income Taxes

         The provision for income taxes consisted of:

                                                                        Current         Deferred          Total
                                                                      -------------   --------------   -------------
                                                                                   Amounts in thousands

         1999
                  Federal.....................................     $        79,270           16,110         95,380
                  State.......................................              17,191            1,574         18,765
                                                                      -------------   --------------  -------------
                                                                   $        96,461           17,684        114,145
                                                                      =============   ==============  =============

         1998
                  Federal.....................................     $       115,109          (15,779)        99,330
                  State.......................................              21,103           (1,261)        19,842
                                                                      -------------   --------------  -------------
                                                                   $       136,212          (17,040)       119,172
                                                                      =============   ==============  =============

         1997
                  Federal.....................................     $       115,347          (17,440)        97,907
                  State.......................................              17,640             (548)        17,092
                                                                      -------------   --------------  -------------
                                                                   $       132,987          (17,988)       114,999
                                                                      =============   ==============  =============

         The following reconciles the above provision to the Federal statutory income tax rate:


                                                                          1999            1998              1997
                                                                       ------------  --------------  --------------

         Federal statutory income tax rate....................                35.0%           35.0%           35.0%
         State and local income taxes, net of federal
            income tax benefits...............................                 4.4             3.8             3.1
         Tax credits..........................................                (0.6)           (0.6)           (0.6)
         Life insurance.......................................                 0.7            (0.2)           (2.1)
         Other, net...........................................                (1.0)           (0.5)            0.6
                                                                       ------------  --------------  --------------
                                                                              38.5%           37.5%           36.0%
                                                                       ============  ==============  ==============

         The effective tax rate for 1998 and 1997 reflects a change made by the Health Insurance Portability and Accountability Act of 1996 whereby certain deductions for interest relating to indebtedness with respect to certain corporate owned life insurance (COLI) policies are being phased out over a three-year period.

         In addition to the provision for income taxes presented above, the Company recorded deferred taxes of $265,000, $551,000 and $1,105,000 in fiscal 1999, 1998 and 1997, respectively, related to the unrealized gain on marketable securities.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 30, 1999, June 24, 1998 and June 25, 1997 are presented below:

                                                                             1999             1998           1997
                                                                          ------------    -------------   ------------
                                                                                     Amounts in thousands
         Deferred tax assets:
            Reserve for insurance claims and self-insurance..........  $       62,429            61,160         57,169
            Reserve for vacant store leases..........................          20,511            20,137         14,521
            Unearned promotional allowance...........................           3,143             6,844         12,520
            Reserve for accrued vacations............................          14,225            14,172         10,145
            State net operating loss carry forwards..................          12,929             9,249          7,410
            Excess of book over tax depreciation.....................          12,196            10,985         11,033
            Excess of book over tax rent expense.....................           1,084             1,058          1,482
            Excess of book over tax retirement expense...............          17,009            14,757         12,565
            Uniform capitalization of inventory......................           9,684             7,796          6,797
            Other, net...............................................          43,213            38,066         31,366
                                                                          ------------    --------------   ------------
              Total gross deferred tax assets........................         196,423           184,224        165,008
              Less:  Valuation allowance.............................          12,401             9,154          7,314
                                                                          ------------    --------------   ------------
              Net deferred tax assets................................         184,022           175,070        157,694
                                                                          ------------    --------------   ------------
         Deferred tax liabilities:
            Excess of tax over book depreciation.....................         (31,098)          (11,958)       (16,312)
            Undistributed earnings of the Bahamas subsidiary.........         (14,347)          (12,616)       (10,680)
            Other comprehensive income...............................          (1,921)           (1,656)        (1,105)
            Other, net...............................................         (26,397)          (20,632)       (17,879)
                                                                          ------------    --------------   ------------
              Total gross deferred tax liabilities...................         (73,763)          (46,862)       (45,976)
                                                                          ------------    --------------   ------------
              Net deferred tax assets................................  $      110,259           128,208        111,718
                                                                          ============    ==============   ============

         Current deferred income taxes of $112,869,000 and $105,582,000 for 1999 and 1998, respectively, are included in prepaid expenses in the accompanying consolidated balance sheets. Noncurrent deferred income taxes of $689,000 for fiscal 1999 are included in other liabilities in the accompanying consolidated balance sheets.

         The Company believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

6.  Financing

     (a) Credit Arrangements: The Company has available a $500.0 million commercial paper program. As of June 30, 1999, there was $300.0 million outstanding, compared to $420.0 million outstanding on June 24, 1998. The average interest rate on the commercial paper outstanding on June 30, 1999, was 5.4% as compared to 5.6% on June 24, 1998. The Company also has short-term lines of credit totaling $482.0 million. The lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. Short-term borrowings against our bank lines of credit were $165.0 million as of June 30, 1999 as compared to none on June 24, 1998. The interest rate on the bank lines of credit on June 30, 1999, was 5.5%. The carrying amount of short-term borrowings approximates fair value because of their short-term maturity. As such, the Company is not exposed to a significant amount of interest rate risk.

     (b) Interest Rate Swap: The Company has entered into interest rate swap agreements to reduce the impact of changes in rental payments on retail locations, distribution facilities and manufacturing facilities that have a lease term of 25 years and whose primary rent expense fluctuates with the commercial paper (CP) interest rate. At June 30, 1999, the Company had outstanding four interest rate swap agreements, having a notional principal amount of $50.0 million each, with an bank. These agreements effectively change the Company's exposure on its leased real estate with floating rental payments to fixed rental payments based on a 7.19% interest rate. The interest rate swap agreements mature on June 30, 2004, 2005, 2006 and 2007. The counter party to these interest rate swap agreements exposes the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the counter party.

          Since current short-term interest rates at June 30, 1999 are below the 7.19% rate of these contracts, the estimated negative value of these swaps was approximately $7.9 million.

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

         The per share fair value of the fiscal 1999 and 1997 grants under the performance based stock option plan were estimated on the date of the grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 5.4 % and 7.0%; dividend yield of 2.3% and 2.8%; expected lives of 7 years; and volatility of .30 and .225, respectively. The per share fair value of these options were $14.51 and $9.84, respectively.

         Compensation costs for these stock compensation plans resulted in expense of $2.5 million in 1999. Compensation costs resulted in income of $1.4 million in 1998, primarily due to the reversal of compensation expense previously recognized for restricted shares that did not vest. Compensation costs charged against income was $10.1 million in 1997.

     (a) Stock Purchase Plan: The Company has a stock purchase plan in effect for associates. Under the terms of this Plan, the Company may grant options to purchase shares of the Company's common stock at a price not less than the greater of 85% of the fair value at the date of grant or $1.00. There are 2,392,626 shares of the Company's common stock available for the grant of options under the Plan. Loans to associates for the purchase of the Company's common stock are reported in the financial statements as a reduction of Shareholders' Equity, rather than as a current asset. Loans outstanding were $164,000 and $3,087,000 at June 30, 1999 and June 24, 1998, respectively.

     (b) Stock Compensation Plans: The Company has long-term incentive stock compensation plans. Under these programs the Company issues restricted shares of the Company's common stock to eligible management associates. Restricted shares issued and the weighted average fair value on the grant date are as follows: 252,097 shares ($41.12) in 1999 (44,547 shares forfeited); 149,743 shares ($37.25) in 1998
          (124,195  shares  forfeited);  and  150,338  shares  ($35.21)  in 1997
          (120,318 shares forfeited). The vesting of these shares is contingent upon certain specified goals being attained over a three year period.

     (c) Stock Option Plan: Under the Company's Key Employee Stock Option Plan, 2,000,000 shares of the Company's common stock were made available for grant at an exercise price of no less than the market value at date of grant. Options granted under this performance based stock option plan prior to June 1, 1998 are earned over a two year period and options granted after June 1, 1998 are earned after three years, if certain performance goals are attained.

          Changes in options under this plan during the years ended June 30, 1999, June 24, 1998 and June 25, 1997, were as follows:

                                                                                                 Weighted
                                                                                                  Average
                                                                         Number of             Option Price
                                                                           Shares               Per Share
                                                                        -----------         ----------------
         Outstanding - June 26, 1996..........................             630,000         $          22.04
         Granted..............................................             237,000         $          34.63
         Exercised............................................            (142,000)        $          21.97
         Forfeited............................................             (22,000)        $          34.63
                                                                        -----------         ----------------
         Outstanding - June 25, 1997..........................             703,000         $          25.90
         Granted..............................................                   -         $              -
         Exercised............................................            (361,000)        $          22.11
         Forfeited............................................             (10,000)        $          34.63
                                                                        -----------         ----------------
         Outstanding - June 24, 1998..........................             332,000         $          29.76
         Granted..............................................             181,277         $          41.51
         Exercised............................................             (50,000)        $          21.06
         Forfeited............................................             (25,842)        $          35.65
                                                                        -----------         ----------------
         Outstanding - June 30, 1999..........................             437,435         $          35.27
                                                                        ===========         ================
         Exercisable  - June 30, 1999.........................              77,000         $          22.44
                                                                        ===========         ================
         Shares available for additional grant................             567,565
                                                                        ===========

         The  following  table  sets  forth   information   regarding   options
         outstanding at June 30, 1999.

                                                                                                        Weighted
                                                              Weighted                                  Average
                                          Weighted             Average              Number          Exercise Prices
                      Number of            Average         Remaining Life         Currently          For Currently
                       Options         Exercise Price          (Years)           Exercisable          Exercisable
                 ===============       =============        ===============    ==============        ============
                         77,000     $         22.44              1.5                  77,000      $        22.44
                        183,000               34.63              3.5                       -                   -
                        177,435               41.51              5.5                       -                   -
                 ---------------       -------------        ---------------    --------------        ------------
                        437,435     $         35.27              4.0                  77,000      $        22.44
                 ===============       =============        ===============    ==============        ============

8.  Leases

     (a) Leasing Arrangements: There were 1,454 leases in effect on store locations and other properties at June 30, 1999. Of these 1,454 leases, 30 store leases and 2 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next twenty-five years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

          The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental which is based on a percentage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

     (b)  Leases: Leased property under capital leases by major classes are:


                                                             1999        1998
                                                             ----        ----
                                                           Amounts in thousands

          Store facilities.............................  $   43,451      53,991
          Warehouses and manufacturing facilities......      15,722      15,722
                                                          ----------  ----------
                                                             59,173      69,713
                  Less: Accumulated amortization.......      33,291      36,568
                                                          ----------  ----------
                                                         $   25,882      33,145
                                                          ==========  ==========

     The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of June 30, 1999.

                                                        Capital       Operating
                                                        -------       ---------
                                                          Amounts in thousands
     Fiscal Year:
       2000....................................   $       7,824         356,919
       2001....................................           7,829         351,833
       2002....................................           7,890         348,373
       2003....................................           7,890         345,303
       2004....................................           7,284         340,070
       Later years.............................          34,348       3,329,313
                                                     -----------    ------------
         Total minimum lease payments..........          73,065       5,071,811
                                                                    ============

          Less:  Amount representing estimated
                  taxes, maintenance and insurance
                  costs included in total minimum
                  lease payments...............           1,392
                                                     -----------
         Net minimum lease payments............          71,673
         Less:  Amount representing interest...          30,429
                                                     -----------
         Present value of net minimum lease
                     payments..................   $      41,244
                                                     ===========

     Rental payments under operating leases including, where applicable, real estate taxes and other expenses are as follows:

                                                 1999        1998        1997
                                                 ----        ----        ----
                                                    Amounts in thousands

     Minimum rentals..................   $     341,296     307,289      276,259
     Contingent rentals...............           1,581       1,869        2,618
                                              ---------   ---------    ---------
                                         $     342,877     309,158      278,877
                                              =========   =========    =========

9.  Commitments and Contingent Liabilities

     (a) Associate Benefit Programs: The Company has noncontributory, trusteed profit sharing retirement programs which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $67,250,000, $67,250,000 and $62,250,000 in 1999, 1998 and 1997, respectively.

          In addition to providing profit sharing benefits, the Company makes group insurance available to early retirees from the time they retire until age 65 when they qualify for Medicare/Medicaid. Currently, the early retiree group constitutes 86 associates. This group of retirees bears the entire costs of this plan, which is maintained totally separate from the Company's regular group insurance plan. The Company reserves the right to modify these benefits.

     (b)  Defined  Benefit  Plan:  The Company has a  Management  Security  Plan
          (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 600 qualified active associates of the Company and 420 former participants. Total MSP cost charged to operations was $6,132,000, $5,406,000 and $5,485,000 in
          1999, 1998 and 1997, respectively. The projected benefit obligation at June 30, 1999 was approximately $44,339,000. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 1999, 1998 and 1997.

          Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $204,855,000 and $183,771,000 at June 30, 1999 and June 24, 1998,
          respectively.

     (c) Supplemental Retirement Plan: The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. At June 30, 1999 and June 24, 1998, the Company's liability under this program was $14.1 million and $11.8 million, respectively.

     (d) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment. See Note 13 regarding one of these lawsuits.

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


10.  Related Party Transactions

         The Company is self-insured for purposes of employee group life, medical, accident and sickness insurance, with American Heritage Life Insurance Company, a related party, providing administrative services and expenses for medical and accident claims. Total payments aggregating $40,341,000, $29,440,000 and $29,995,000 were made in 1999,
         1998 and 1997, respectively.

11.  Consolidation and Distribution Facility Closing

         In 1998, the Company began its consolidation of the accounting departments to corporate headquarters. The opening of the new distribution facility in Raleigh, North Carolina, resulted in the closing and the sale of the older Raleigh distribution facility; the closing of the Greenville, South Carolina distribution center which is being converted into a general merchandise and pharmaceutical distribution center; and the reorganization of the Raleigh and Charlotte divisions. The Company experienced a nonrecurring administrative charge totaling $18.1 million (after tax, $11.0 million or $0.07 per diluted share) due to these activities.

12.  Quarterly Results of Operations (Unaudited)

         The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 1999 and June 24, 1998:


                                                                          Quarters Ended
                                                          Sept. 16       Jan. 6           March 31        June 30
                         1999                           (12 Weeks)     (16 Weeks)       (12 Weeks)      (13 Weeks)
                         ----                           ----------     ----------       ----------      ----------
                                                               Dollars in thousands except per share data
         Net sales...............................   $    3,190,755       4,264,207      3,203,524         3,478,017
         Gross profit on sales...................   $      841,275       1,156,000        872,659           930,979
         Net earnings............................   $       14,550          52,359         58,818            56,608
         Basic earnings per share................   $         0.10            0.35           0.40               .38
         Diluted earnings per share..............   $         0.10            0.35           0.40               .38
         Net LIFO charge (credit)................   $        2,444           2,444          1,833            (4,030)
         Net LIFO charge (credit) per diluted
           share.................................   $         0.01            0.02           0.01             (0.02)
         Dividends per share.....................   $        0.170           0.340          0.255             0.255
         Market price range......................   $  52.19-36.25     46.50-28.63    46.69-36.94       38.50-33.06

                                                                              Quarters Ended
                                                         Sept. 17        Jan. 7           April 1          June 24
                         1998                           (12 Weeks)     (16 Weeks)       (12 Weeks)      (12 Weeks)
                         ----                           ----------     ----------       ----------      ----------
                                                               Dollars in thousands except per share data
         Net sales...............................   $    3,056,203       4,150,243       3,160,878        3,250,161
         Gross profit on sales...................   $      822,823       1,095,557         858,214          847,323
         Net earnings............................   $       47,510          56,128          60,972           34,010
         Basic earnings per share................   $         0.32            0.38            0.41             0.23
         Diluted earnings per share..............   $         0.32            0.38            0.41             0.22
         Net LIFO charge (credit)................   $        3,055           3,055           1,222          (14,743)
         Net LIFO charge (credit) per diluted
           share.................................   $         0.02            0.02            0.01            (0.10)
         Dividends per share.....................   $         0.17            0.34           0.255            0.255
         Market price range......................   $  39.25-33.69     44.13-35.38     59.25-43.56      48.69-36.56

         During 1999 and 1998, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.1% to 0.3% and 1.2% to (0.7)%, respectively.

                                                                              Fourth Quarter Results of Operations

                                                                            June 30, 1999            June 24, 1998
                                                                            (13 Weeks)               (12 Weeks)
                                                                         ------------------       -----------------
                                                                                    Amounts in thousands
         Net sales...............................................    $          3,478,017               3,250,161
         Cost of sales...........................................               2,547,038               2,402,838
                                                                         -----------------       -----------------
         Gross profit on sales...................................                 930,979                 847,323
         Operating & administrative expenses.....................                 868,563                 798,444
         Consolidation and distribution facility closing.........                       -                  18,080
                                                                         -----------------       -----------------
         Operating income........................................                  62,416                  30,799
         Cash discounts and other income, net....................                  32,481                  28,444
         Interest expense........................................                  (2,851)                 (4,827)
                                                                         -----------------       -----------------
         Earnings before income taxes............................                  92,046                  54,416
         Income taxes............................................                  35,438                  20,406
                                                                         -----------------       -----------------
         Net earnings............................................    $             56,608                  34,010
                                                                         =================       =================


13. Subsequent Event

         In July 1999, the Company, without admitting any wrongdoing, reached a settlement with the named plaintiffs in a discrimination class action lawsuit filed on behalf of certain present and former associates. The settlement has been presented to the U. S. District Court in Jacksonville, Florida for preliminary approval and class notice. The settlement amount is approximately $33 million, which the Company will pay from accruals over the next seven years. In the opinion of management, the settlement, if approved, will not have a material impact on the Company's financial condition or results of operations.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of August 2, 1999, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 30, 1999 and June 24, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index on page 16 of the annual report on Form 10-K for the year 1999. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                              KPMG LLP



Jacksonville, Florida
August 2, 1999


                                                                                                   Schedule II


                                            WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                                         Consolidated Valuation and Qualifying Accounts
                                   Years Ended June 30, 1999, June 24, 1998 and June 25, 1997
                                                     (Amounts in thousands)


                                                          Balance at      Additions     Deductions      Balance at
                                                           beginning      charged          from             end
                     Description                            of year       to income      reserves         of year
------------------------------------------------------    ------------    -----------   ------------    ------------

Year ended June 30,1999:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         2,623         14,506         13,514           3,615
                                                          ============    ===========   ============    ============

Reserves  not  deducted  from  assets:
  Reserves for nsurance claims and self-insurance:
     - Current                                        $        71,779         98,857         95,175          75,461
     - Noncurrent                                              93,514              -          1,258          92,256
                                                          ------------    -----------   ------------    ------------
                                                      $       165,293         98,857         96,433         167,717
                                                          ============    ===========   ============    ============



Year ended June 24,1998:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         1,699         13,995         13,071           2,623
                                                          ============    ===========   ============    ============

Reserves  not  deducted  from  assets:
   Reserves for insurance claims and self-insurance:
     - Current                                        $        60,219         87,893         76,333          71,779
     - Noncurrent                                              94,783              -          1,269          93,514
                                                          ------------    -----------   ------------    ------------
                                                      $       155,002         87,893         77,602         165,293
                                                          ============    ===========   ============    ============

Year ended June 25,1997:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         1,860         14,318         14,479           1,699
                                                          ============    ===========   ============    ============

Reserves  not  deducted  from  assets:
   Reserves for insurance claims and self-insurance:
     - Current                                        $        61,760         81,194         82,735          60,219
     - Noncurrent                                              97,209              -          2,426          94,783
                                                          ============    ===========   ============    ============
                                                      $       158,969         81,194         85,161         155,002
                                                          ============    ===========   ============    ============

                                      S-2