Form 10-Q
period 1999-09-22
WINN DIXIE STORES INC
filed 1999-10-14
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended September 22, 1999

                                                                 OR

      __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to _________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         As of September 22, 1999, there were 148,628,860 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

                                                                           Page

   Condensed Consolidated Statements of Earnings
          (Unaudited), For the 12 Weeks Ended
          September 22, 1999 and September 16, 1998                           1

   Condensed Consolidated Balance Sheets (Unaudited),
          September 22, 1999 and June 30, 1999                                2

   Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 12 Weeks Ended
          September 22, 1999 and September 16, 1998                           3

   Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                       4-7

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-11


                           Part II: Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders             12

   Item 5.   Other Information13

   Item 6.  Exhibits and Reports on Form 8-K                                 13

   Signatures                                                                14

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Amounts in thousands except per share data



                                                  For the 12 Weeks Ended
                                        ----------------------------------------
                                           Sept. 22, 1999       Sept. 16, 1998
                                        -------------------  -------------------

 Net sales                              $        3,162,171            3,190,755

 Cost of sales                                   2,315,524            2,349,480
                                            ---------------      ---------------

 Gross profit                                      846,647              841,275

 Operating & administrative expenses               829,250              835,947
                                            ---------------      ---------------

 Operating income                                   17,397                5,328

 Cash discounts & other income                      25,075               26,452

 Interest expense                                   (6,587)              (8,122)
                                            ---------------      ---------------

 Earnings before income taxes                       35,885               23,658

 Provision for income taxes                         13,816                9,108
                                            ---------------      ---------------

 Net earnings                         $             22,069               14,550
                                            ===============      ===============

 Basic earnings per share             $               0.15                 0.10
                                            ===============      ===============

 Diluted earnings per share           $               0.15                 0.10
                                            ===============      ===============

 Dividends per share                  $               0.17                 0.17
                                            ===============      ===============


  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands

ASSETS                                           Sept. 22, 1999   June 30, 1999
------                                           --------------   --------------
Current Assets:
---------------
   Cash and cash equivalents                    $       56,271           24,746
   Trade and other receivables                         101,495          188,314
   Merchandise inventories less LIFO reserve of      1,384,769        1,425,098
     $220,274 ($217,274 at June 30, 1999)
   Deferred income taxes                               114,759          112,869
   Prepaid expenses                                     12,136           46,963
                                                  -------------     ------------
     Total current assets                            1,669,430        1,797,990
                                                  -------------     ------------
Investments and other assets                           134,136          128,524
Net property, plant and equipment                    1,208,761        1,222,633
                                                  -------------     ------------
Total assets                                    $    3,012,327        3,149,147
                                                  =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                             $      637,334          662,172
   Short-term borrowings                               300,000          465,000
   Reserve for insurance claims and self-insurance      75,871           75,461
   Accrued wages and salaries                          106,137          108,826
   Accrued rent                                        119,846           99,734
   Accrued expenses                                    157,346          122,641
   Current obligations under capital leases              2,729            2,751
    Income taxes                                        17,540           10,739
                                                   ------------     ------------
      Total current liabilities                      1,416,803        1,547,324
                                                   ------------     ------------
Obligations under capital leases                        37,924           38,493
Defined benefit plan                                    41,945           41,234
Reserve for insurance claims and self-insurance         91,956           92,256
Other liabilities                                       18,763           18,072
Deferred income taxes                                    8,914              689
                                                   ------------     ------------
Shareholders' equity:
   Common stock                                        148,629          148,577
   Retained earnings                                 1,244,366        1,259,597
   Accumulated other comprehensive income                3,113            3,069
   Associates' stock loans                                 (86)            (164)
                                                   ------------    -------------
      Total shareholders' equity                     1,396,022        1,411,079
                                                   ------------    -------------

Total liabilities and shareholders' equity        $  3,012,327        3,149,147
                                                   ============    =============

  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                     For the 12 Weeks Ended
FISCAL YEAR-TO-DATE                                Sept. 22, 1999 Sept. 16, 1998
                                                   -------------- --------------

Cash flows from operating activities:
   Net earnings                                      $    22,069         14,550
   Adjustments to reconcile net earnings to net cash
      Provided by operating activities:
       Depreciation and amortization                      61,374         78,223
       Deferred income taxes                               6,362          3,945
       Defined benefit plan                                  711          1,032
       Reserve for insurance claims and self-insurance       110         (2,345)
       Stock compensation plans                              688          1,178
       Change in cash from:
         Receivables                                      86,819        (30,704)
         Merchandise inventories                          40,329        (18,507)
         Prepaid expenses                                 34,827         38,847
         Accounts payable                                (24,817)       (67,105)
         Income taxes                                      6,801          4,080
         Other current accrued expenses                   52,181         42,548
                                                      -----------     ----------
           Net cash provided by operating activities     287,454         65,742
                                                      -----------     ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net       (46,538)       (70,125)
   Decrease (increase) in investments and other assets    (5,891)         5,291
                                                      -----------     ----------
           Net cash used in investing activities         (52,429)       (64,834)
                                                      -----------     ----------
Cash flows from financing activities:
   Increase (decrease) in short-term borrowings         (165,000)        33,000
   Payments on capital lease obligations                    (640)          (694)
   Purchase of common stock                                  (61)           (74)
   Proceeds of sales under associates' stock purchase plan    78          1,401
   Dividends paid                                        (25,212)       (25,201)
   Other                                                 (12,665)        (9,814)
                                                      -----------     ----------
           Net cash used in financing activities        (203,500)        (1,382)
                                                      -----------     ----------
Increase (decrease) in cash and cash equivalents          31,525           (474)
Cash and cash equivalents at beginning of year            24,746         23,566
                                                      -----------     ----------
Cash and cash equivalents at end of period           $    56,271         23,092
                                                      ===========     ==========
Supplemental cash flow information:
   Interest paid                                     $     4,233          2,294
   Interest and dividends received                   $       217             91
   Income taxes paid                                 $       556          1,083
                                                      ===========     ==========
See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(A) Basis of Presentation: Financial information reflects all adjustments, which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 1999 Form 10-K Annual Report of the Company. The condensed consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Change in Estimated Lives: During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in an increase in earnings before income tax of $14.4 million ($8.8 million after tax, or $0.06 per diluted share) for the 12 weeks ended September 22, 1999.

(C) Inventories: Merchandise inventories are stated at the lower of cost or market, approximately 86% of which are valued under the LIFO method.

(D) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $3.0 million in fiscal 2000 and $4.0 million in fiscal 1999. If the FIFO method had been used, current quarter net earnings would have been $23.9 million, or $0.16 per diluted share, as compared with net earnings of $17.0 million, or $0.11 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subjected to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

(E) Comprehensive Income: Comprehensive income for the quarters ended September 22, 1999 and September 16, 1998 was approximately $22.1 million and $12.6 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains (losses) generated from available-for-sale securities.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

(F) Credit Arrangements: The Company has an authorized $500.0 million commercial paper program and short-term lines of credit totaling $570.0 million. On September 22, 1999, there were $175.0 million in commercial paper and $125.0 million from bank lines of credit outstanding, as compared to $300.0 million in commercial paper and $165.0 from bank lines of credit outstanding on June 30, 1999.

(G) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2000 and 1999 is 38.5%.

(H) Earnings Per Share: The following weighted average number of shares of common stock was used in the calculation for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method.

                                         2000                      1999
                                       --------                  --------
                Basic:
                  Quarter            148,337,967                148,336,991


               Diluted:
                  Quarter            148,670,495                148,677,114


(I)  Common  Stock:  In October  1999,  the Board of  Directors  formalized  the
     Company's common stock repurchase program. The program authorizes the repurchase, on the open market or in private transactions, of up to five million shares of the Company's outstanding common stock. The Company can use its discretion on the timing of purchases based on open market conditions and available funds. To facilitate this program, the Company sold 1,000,000 put warrants, each of which entitles the holder to purchase one share of common stock at prices between $32.47 and $34.68. These warrants expire in December 1999 and the proceeds of $2,654,252 were credited to equity.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.



(J) Business Reporting Segments: During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 provides for the disclosure of financial information disaggregated by the way management organizes the segments of the enterprise for making operating decisions. Based on the information monitored by the Company's operating decision-makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. All assets of the Company are located within the United States and the Bahamas Islands. Sales and assets related to and located in the Bahama Islands represents less than 1% of the Company's total sales and assets.

(K) New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company is still determining how SFAS 133 will impact the financial statements.

(L) Reclassification: Certain prior year amounts have been reclassified to conform to the current year's presentation.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.



(M) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

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

     In July 1999, the Company, without admitting any wrongdoing, reached a settlement with the named plaintiffs in a discrimination class action lawsuit filed on behalf of certain female and African-American present and former associates. The settlement has been preliminarily approved by the U.
     S. District Court in Jacksonville, Florida, and the process of class notice and the receipt of claim forms have begun. The settlement amount is approximately $33 million, which the Company will pay from accruals over the next seven years. In the opinion of management, the settlement, if approved, will not have a material impact on the Company's financial condition or results of operations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales for the first quarter of fiscal 2000 were $3.2 billion, a decrease of $28.5 million or 0.9% compared with the same quarter last year. For the first quarter, average store sales decreased 1.9%, identical stores sales decreased 3.8%, and comparable store sales decreased 2.7%. The decrease in sales reflects the increase in competitive activity in our operating area.

During the quarter, the Company opened 7 new stores averaging 53,700 square feet, closed 11 older stores averaging 41,500 square feet and enlarged or remodeled 13 store locations, for a total of 1,184 locations in operation on September 22, 1999, compared to 1,172 last year. As of September 22, 1999, retail space totaled 52.0 million square feet, a 3.8% increase over the prior year. There are 30 new stores and 26 store enlargements or remodels under construction.

Gross profit increased $5.4 million for the quarter. As a percent to sales, gross profit for the current quarter was 26.8%, compared to 26.4% in the same quarter of the previous year. The increase in gross profit margin improved with an increase in the number of larger stores, added service departments and improved pricing.

Operating and administrative expenses decreased $6.7 million for the current quarter. As a percent to sales, operating and administrative expenses for the current quarter and the same quarter last year were 26.2%. During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change resulted in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in a reduction in operating and administrative expenses of $14.4 million for the 12 weeks ended September 22, 1999.

Cash discounts and other income totaled $25.1 million for the first quarter, compared to $26.5 million last year. The decrease in cash discounts and other income is a result of a decrease in purchases of product for resale.

Interest expense totaled $6.6 million for the current quarter compared to $8.1 million for the comparable period last year. The decrease in interest expense for the quarter is related to the decrease in short-term borrowings.

Earnings before income taxes were $35.9 million for the current quarter compared to $23.7 million in the same quarter of the previous year. The increase in pre-tax earnings is primarily a result of an increase in the gross profit margin and a reduction of operating and administrative expenses as previously mentioned. Income taxes have been accrued at an effective rate of 38.5% for the current and previous years. This rate is expected to approximate the effective rate for the full 2000 fiscal year.

Net earnings amounted to $22.1 million, or $0.15 per diluted share for the current quarter compared to $14.6 million or $0.10 per diluted share for the comparable period last year. The LIFO charge reduced net earnings by $1.8 million, or $0.01 per diluted share for the current quarter compared to $2.4 million or $0.01 per diluted share in the previous year.

Liquidity and Capital Resources The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $56.3 million at September 22, 1999 compared to $23.1 million at September 16, 1998. Net cash provided by operating activities amounted to $287.5 million for the 12 weeks ending September 22, 1999 compared to $65.7 million for the comparable period last year. Capital expenditures totaled $46.5 million compared to $70.1 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $500.0 million in 2000. The Company has no material construction or purchase commitments outstanding as of September 22, 1999. Working capital amounted to $252.6 million at September 22, 1999, compared to $250.7 million at June 30, 1999. The Company has an authorized $500.0 million Commercial Paper program. In addition, the Company has $570.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit. As of September 22, 1999, $175.0 million of commercial paper was outstanding as compared to $300.0 million on June 30, 1999. The average interest rate on the commercial paper outstanding on September 22, 1999 was 5.6% as compared to 5.4% on June 30, 1999. The Company had $125.0 million in short-term borrowings against bank lines of credit as of September 22, 1999 as compared to $165.0 million on June 30, 1999. The interest rate on the bank lines of credit on September 22, 1999 was 5.8% and 5.5% on June 30, 1999.

Excluding capital leases, the Company had no outstanding long-term debt as of either September 22, 1999 or June 30, 1999.

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

To address the Year 2000 issues, the Project Office is identifying all computer-based systems and applications (including embedded systems) that might not be Year 2000 compliant; determining what revisions or replacements would be necessary to achieve compliance and prioritizing and implementing the revisions or replacements; conducting tests necessary to verify that the revised systems are operational; and transitioning the compliant systems into the everyday operations of the Company. Management believes that these actions are approximately ninety-eight percent (98%) complete. Winn-Dixie estimates that all critical systems will be compliant with the century change by November 1, 1999.

The Company has budgeted approximately $26.8 million to address the Year 2000 issues, which includes the estimated costs of all modifications, the salaries of associates and the fees of consultants addressing the issues. Approximately $26.0 million of this amount had been expended through September 22, 1999.

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

Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to timely deliver inventory to a group of stores or to electronically process sales to the customer at store level. While the Company does not expect any such impact to be material, it is developing contingency plans for alternative methods of product delivery and transaction processing and estimates that such plans will be finalized by November 1, 1999.

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

(a) The 1999 Annual Meeting of Shareholders of the Company took place on October 6, 1999.

(b)  Three matters were voted on at the meeting:

     1. The election of three (3) Class III Directors for terms expiring in 2002;

     2. Approval of the amendments to the Revised Winn-Dixie Stock Purchase Plan for Employees;

     3. Ratification of the appointment by the Board of Directors of the Company of KPMG LLP as auditors of the Company for the fiscal year commencing July 1, 1999.

     With respect to the election of Directors, the votes were as follows:

     Class III, for terms expiring in 2002      Shares for     Shares Withheld
     -------------------------------------      ----------     ---------------

        Armando M. Codina                       121,514,187        2,435,119
        Radford D. Lovett                       121,129,243        2,820,063
        Julia B. North                          121,503,015        2,446,291


     With respect to approval of the amendments to the Revised Winn-Dixie Stock Purchase Plan for Employees, the vote was: 114,571,530 shares for; 8,354,781 shares against; 1,022,995 shares abstained. There were zero broker non-votes.

     With respect to the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing July 1, 1999, the vote was: 122,751,685 shares for; 399,335 shares against; 798,286 shares abstained. There were zero broker non-votes.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Item 5. Other Information

          H. Mathew Solana, Division President of the Raleigh Division with 28 years of service, has been elected a Vice President of the Company. Philip H. Payment Jr., Director of Grocery Merchandising with 25 years of service, has been elected a Vice President of the Company. Michael
          E. Nixon, Director of Information Systems with 28 years of service, has been elected a Vice President of the Company.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.2 Restated By-Laws of the Registrant as amended through August 2, 1999.

          10.2.1 Restricted Stock Plan effective June 29, 1995, as amended August 2, 1999.

          10.2.2 Performance-Based Restricted Stock Plan effective June 15, 1998, as amended through August 2, 1999.

          10.3 Key Employee Stock Option Plan effective January 24, 1990 as amended through August 2, 1999.

     (b)  Report on Form 8-K

          During the first quarter ended September 22, 1999, the Company filed a current report on form 8-K dated September 2, 1999 reporting James Kufeldt's retirement as President and Director of Winn-Dixie Stores, Inc., and the election of Mr. A. Dano Davis, Chairman of the Board and Principal Executive Officer, to the position of President, effective August 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     WINN-DIXIE STORES, INC.


   Date: October 14, 1999                               RICHARD P. MC COOK
                                                --------------------------------
                                                        Richard P. McCook
                                                  Financial Vice President and
                                                   Principal Financial Officer


   Date: October 14, 1999                                 DAVID H. BRAGIN
                                                --------------------------------
                                                          David H. Bragin
                                                      Corporate Treasurer and
                                                   Principal Accounting Officer

                                                                    Exhibit 3.2
                                     BY-LAWS


                                       OF


                             WINN-DIXIE STORES, INC.

                             * * * * * * * * * * * *

                                   ARTICLE I.

                                     Offices

     Section 1. Registered Office and Principal Office: The registered office and principal office of the Corporation shall be located at 5050 Edgewood Court, in the City of Jacksonville, County of Duval, and State of Florida.

     Section 2. Registered Agent: The registered agent of the Corporation shall be located at the registered office of the Corporation in the State of Florida and shall be designated by resolution of the Board of Directors.

     Section 3. Other Offices: The Corporation may have other offices, either within or outside of the State of Florida, at such place or places as the Board of Directors may from time to time designate or the business of the Corporation may require.

                                   ARTICLE II.

                                      Seal

     Section 1. The corporate seal shall be circular in form and shall have inscribed thereon the name of the Corporation, the year of its incorporation
(1928) and the words "Corporate Seal, Florida."

     Section 2. The Secretary shall be the custodian of the Seal and shall affix the same to all writings and documents requiring the Seal of the Company as authorized by the Board of Directors.

                                  ARTICLE III.

                            Meetings of Stockholders

     Section 1. Place: All meetings of the stockholders shall be held at the principal office of the Corporation in the City of Jacksonville, County of Duval and State of Florida, or at such other place, within or without the State of Florida, as may be designated by the Board of Directors and stated in the notice of meeting.

     Section 2. Annual Meeting: The annual meeting of stockholders shall be held at 9:00 o'clock A.M. on the first Wednesday in October each year, or at such other time and on such other date as the Board of Directors may determine, for the election of Directors and for the transaction of such other business as may be brought before the meeting.

     Any general business pertaining to the affairs of the Corporation may be transacted at the Annual Meeting without special notice.

     The directors elected at the annual meeting shall be elected by plurality vote of the stockholders entitled to vote and present or duly represented at such meeting.

     Section 3. Special Meetings: Special meetings of the stockholders may be called at any time by the Chairman of the Board, or by the Board of Directors. The Corporation shall hold a special meeting of stockholders if the holders of not less than thirty percent (30%) of all votes entitled to vote on any issue proposed to be considered at the proposed special meeting shall sign, date and deliver to the Corporation's Secretary one or more written demands for the meeting describing the purpose or purposes for which it is to be held. Only business within the purpose or purposes described in the special meeting notice may be conducted at a special stockholders' meeting.

     Section 4. Notice: The Secretary shall notify stockholders of the date, time and place of the Annual Meeting no fewer than ten (10) or more than sixty
(60) days before the meeting date, and shall send each holder of record of stock entitled to vote at such meeting, at the stockholder's address as it appears in the Corporation's current record of stockholders, a notice of such annual meeting, by mail postage prepaid, stating the time and place of such meeting. A similar notice shall be given by the Secretary of all special meetings, and in addition to the requirements for notice of annual meeting, the notice for special meetings shall include a description of the purpose or purposes for which the meeting is called; PROVIDED, HOWEVER, that any action taken at an annual or special meeting of stockholders may be taken without a meeting, without prior notice, and without a vote, if (i) the action is taken by the holders of outstanding stock entitled to vote thereon having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting, (ii) the approving stockholders shall sign a written consent authorizing such action and deliver such consent to the Corporation as provided in Section 607.0704, Florida Business Corporation Act, and (iii) within ten (10) days after such authorization by written consent is obtained, notice shall be given those stockholders who have not consented in writing pursuant to provisions of Section 607.0704(3) of the Florida Business Corporation Act.

     Section 5. Waiver of Notice: A stockholder may waive notice of any meeting before or after the date and time stated in the notice. The waiver must be in writing, signed by the stockholder and delivered to the Corporation for inclusion in the minutes or filing with the corporate records. A stockholder's attendance, in person or by proxy, at a meeting (i) waives objection to lack of notice or defective notice of the meeting, unless the stockholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting, or (ii) waives objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the stockholder objects to considering the matter when it is presented.

     Section 6. Quorum: The holders of a majority of the issued and outstanding shares of Capital Stock of the Company entitled to vote at the meeting, represented in person or by proxy, shall constitute a quorum for the transaction of business at all meetings of the stockholders except as may be otherwise provided by law or the Articles of Incorporation. The holders of a majority of shares represented, and who would be entitled to vote at a meeting if a quorum were present, where a quorum is not present, may adjourn such meeting from time to time.

     Once a share is represented for any purpose at the meeting, it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is set for the adjourned meeting.

     Section 7. Proxies: Any stockholder entitled to vote at any meeting of stockholders may be represented and vote at such meeting by proxy duly authorized by written appointment signed by such stockholder or duly authorized attorney-in-fact. An executed telegram or cablegram appearing to have been transmitted by such person, or a photographic, photostatic or equivalent reproduction of an appointment form, is a sufficient appointment form. An appointment by proxy is valid for 11 months from date of execution unless a longer date is expressly provided in the appointment form.

     Section 8. Voting of Shares: Unless otherwise provided in the Articles of Incorporation or these By-Laws, each outstanding share entitled to vote shall be entitled to one vote on each matter submitted to a vote at a meeting of stockholders. If a quorum exists, action on a matter is approved if the votes cast by the stockholders entitled to vote favoring the action exceeds the votes cast opposing the action, unless a greater vote is required by Law, the Articles of Incorporation or these By-Laws. If prior to the voting for the election of directors, demand shall be made by or on behalf of any shares entitled to vote at such meeting, the election of directors shall be by ballot.

     Section 9. Voting Lists: The Secretary shall prepare, at least ten (10) days before each meeting of stockholders, an alphabetical list of the stockholders entitled to notice of the meeting, which shall show the address of and the number of shares held by each stockholder. Any stockholder, his attorney or agent, on written demand as provided by statute may inspect the list during regular business hours at his expense during the period it is available for inspection. The list shall be open for examination of any stockholder, or his attorney or agent, at the place where the meeting is to be held for ten (10) days prior to such meeting and shall be kept available for inspection by any stockholder at any time during the meeting.

                                   ARTICLE IV.

                                    Directors

     Section 1. Powers: All corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be managed under the direction of, the Board of Directors.

     Section 2. Classification of Board and Number of Directors: The Board of Directors shall consist of nine (9) members who shall be divided into three classes, with the number of directors in each class to be equal.

     Section 3. Term of Office: Any Director may be elected to serve for one or more years (not exceeding three years) and until his successor is chosen and qualified.

     Section 4. Vacancies: Any vacancies in the Board of Directors shall be filled in accordance with the provisions of Article NINTH of the Articles of Incorporation. An increase in the number of Directors shall create vacancies for the purpose of this section.

     Section 5. Removal: The Board of Directors or any individual director may be removed from office only in accordance with the provisions of Article NINTH of the Articles of Incorporation.

     Section 6. Meetings: The Board of Directors shall meet immediately after the Annual Meeting of Stockholders at the same place as the Annual Meeting of Stockholders.

     Regular meetings of the Board of Directors may be held without notice of the date, time, place or purpose of the meeting.

     Special meetings of the Board of Directors may be called by the Chairman of the Board or by the President, and shall be called by the Chairman of the Board or Secretary upon the written request of not less than three (3) Directors. Notice of special meetings may be communicated in person or by mail to each Director at least three (3) days in advance, or by telephone, telegraph, teletype or other form of electronic communication to each Director at least twenty-four (24) hours in advance of the meeting. Such notice shall specify the time and place of meeting.

     Any or all Directors may participate in a regular or special meeting by, or conduct the meeting through the use of, any means of communication by which all Directors participating may simultaneously hear each other during the meeting.

     Section 7. Place of Meetings: Until otherwise prescribed, the regular meetings of the Board of Directors shall be held in the City of Jacksonville, Florida, at the office of the Company or at such other place as may be agreed upon by the Board. The Board of Directors may hold Special Meetings and may have one or more offices and may keep the books of the Corporation (except such books as are required by Law to be kept within the State of Florida) either within or outside of the State of Florida, at such place or places as it may from time to time determine.

     Section 8. Quorum: Unless the Articles of Incorporation or these By-Laws provide otherwise, a majority of the number of Directors fixed by the By-Laws shall constitute a quorum for the transaction of business at any meeting of the Board of Directors.


                                   ARTICLE V.

                                    Officers

     Section 1. Election: The officers of the Corporation shall be a Chairman of the Board of Directors, a President, an Executive Vice President, a Secretary and a Treasurer. The Corporation may also have, at the discretion of the Board of Directors, one or more Vice Chairmen of the Board of Directors, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Secretaries and one or more Assistant Treasurers as may from time to time be elected by the Board of Directors. None of these officers, except the President, the Chairman of the Board of Directors, and the Vice Chairman or Vice Chairmen of the Board of Directors, need be a Director. The officers shall be elected by the Board of Directors at the first meeting of the Board after each Annual Meeting.

     Section 2. Hold Two Offices: Any officer may hold more than one office, except that the Chairman of the Board of Directors and the President shall not be the Secretary or an Assistant Secretary of the Corporation; but no officer shall execute, acknowledge or verify any instrument in more than one capacity, if such instrument be required by law or these By-Laws to be executed, acknowledged or verified by any two or more officers.

     Section 3. Term of Office: The officers shall hold office for one year and until their successors are chosen and qualify. Any vacancy occurring among the officers shall be filled by the Board of Directors, but the person so elected to fill the vacancy shall hold office only until the first meeting of the Board of Directors after the next Annual Meeting of stockholders and until his successor is chosen and qualifies.

     Section 4. Agents: The Board of Directors may appoint such agents as it may deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

     Section 5. Removal: Any officer chosen by the Board of Directors may be removed with or without cause at any time by the affirmative vote of a majority of the Board of Directors.

     Section 6. Voting Shares in Other Corporations: The Corporation may vote any and all shares held by it in any other corporation by such officer, agent or proxy as the Board of Directors may appoint, or, in default of any such appointment, by the Chairman of the Board or the President.

                                   ARTICLE VI.

                         The Chairman and Vice Chairmen

                            of the Board of Directors

     Section 1. The Chairman of the Board of Directors:

          (a) Duties and Responsibilities: The Chairman of the Board of Directors shall be the Principal Executive Officer of the Corporation, and shall have general management and control of the business and affairs of the Corporation. Except where by law the signature of the President is required, the Chairman of the Board shall possess the same powers as the President to sign all certificates, contracts and other instruments of the Corporation which may be authorized by the Board of Directors. The Chairman, if present, shall preside at all meetings of the stockholders and the Board of Directors, and shall see that all orders and resolutions of the Board of Directors are carried into effect. The Chairman shall perform such other duties as may be prescribed by the Board of Directors.

          (b) Annual Reports: The Chairman of the Board of Directors or the President shall, annually, make a full report to the stockholders, at the annual meeting of stockholders, of the condition of the Company, its resources, liabilities, loans, profits and general financial condition, which report shall be for the fiscal year ending on the last Wednesday in the month of June of each year before such annual meeting.

     Section 2. Vice Chairmen of the Board of Directors:

          The Vice Chairman of the Board of Directors, if there shall be such an officer, shall, if present, preside at all meetings of the Board of Directors at which the Chairman of the Board of Directors shall not be present. If two Vice Chairmen of the Board of Directors are elected, the one designated by the Board of Directors shall preside at meetings of the Board of Directors in the absence of the Chairman. The Vice Chairman or Vice Chairmen of the Board of Directors shall have such other powers and perform such other duties as may be prescribed for them by the Board of Directors or the By-Laws.

                                  ARTICLE VII.

                                  The President

          The President shall have active supervision and direction of operations of the business and affairs of the Corporation. The President shall sign or countersign all bonds, mortgages, certificates, contracts or other instruments in behalf of the Corporation as authorized by the Board of Directors, and shall perform any and all other duties as are incident to the office of the President or as may be required by the Board of Directors. The President shall have general supervision and direction of all the other officers, employees and agents of the Corporation.

                                  ARTICLE VIII.

                          The Executive Vice President,

                   Senior Vice Presidents and Vice Presidents

     Section 1. The Executive Vice President shall, in the absence or disability of the President, perform the duties and exercise the powers of the President, and shall perform such other duties as the Board of Directors shall prescribe.

     Section 2. Senior Vice Presidents, if any such officers shall have been elected, shall in the absence of the President and Executive Vice President, in the order designated by the President or, failing such designation, by the Board of Directors, perform the duties and exercise the powers of the President. Senior Vice Presidents and other Vice Presidents shall have such powers and perform such duties as may be assigned to them from time to time by the Board of Directors or the President.



                                   ARTICLE IX.

                                  The Treasurer

     Section 1. Chief Accounting Officer: The Treasurer shall be the Chief Accounting Officer of the Corporation.

     Section 2. Accounting Supervision: The Treasurer shall have general supervision of and responsibility for all accounting matters affecting the Corporation and shall perform such other duties as may be prescribed by the Board of Directors or by the President.

     Section 3. Custody of Funds: The Treasurer shall have the custody of the corporate funds and securities, and shall keep full and accurate account of receipts and disbursements in books belonging to the Corporation. He shall deposit all moneys and other valuables in the name and to the credit of the Corporation in such depositaries as may be designated by the Board of Directors.

     Section 4. Disbursements: The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements. He shall render to the President and Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the Corporation.

     Section 5. Bond: He shall give the Corporation a bond if required by the Board of Directors, in a sum and with one or more sureties satisfactory to the Board of Directors, for the faithful performance of the duties of his office and for the restoration to the Corporation in case of his death, resignation, retirement or removal from office of all books, papers, vouchers, securities, moneys and other property of whatever kind in his possession or under his control belonging to the Corporation.

                                   ARTICLE X.

                                  The Secretary

     The Secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and shall record all votes and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give or cause to be given notice of all meetings of the stockholders and of the Board of Directors, and he shall perform such other duties as may be prescribed by the Board of Directors, Chairman of the Board or the President.


                                   ARTICLE XI.

                 Assistant Treasurers and Assistant Secretaries

     The Assistant Treasurers and Assistant Secretaries shall perform such duties as may be prescribed hereunder, or by the Board of Directors, or by the President.

     In the absence or disability of the Treasurer, his duties may be performed by any Assistant Treasurer.

     In the absence or disability of the Secretary, his duties may be performed by any Assistant Secretary.

                                  ARTICLE XII.

                       Duties of Officers may be Delegated

     In case of the absence or disability of any officer of the Corporation, or for any other reason that the Board of Directors may deem sufficient, the Board of Directors, by majority vote, may delegate for the time being the powers or duties or any of them of such officer to any other officer or to any Director or to any other person.

                                  ARTICLE XIII.

                                 Indemnification

     Section 1. The Corporation shall indemnify to the fullest extent permitted by Law any person who was or is a party to any proceeding (other than an action by, or in the right of, the Corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against liability incurred in connection with such proceeding, including any appeal thereof, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any proceeding by judgment, order, settlement, or conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Corporation or, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     Section 2. The Corporation shall indemnify to the fullest extent permitted by Law any person, who was or is a party to any proceeding by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses and amounts paid in settlement not exceeding, in the judgment of the Board of Directors, the estimated expense of litigating the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof. Such indemnification shall be authorized if such person acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation, except that no indemnification shall be made under this subsection in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable unless, and only to the extent that, the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

     Section 3. To the extent that a director, officer, employee, or agent of the Corporation has been successful on the merits or otherwise in defense of any proceeding referred to in Section 1 or Section 2, or in defense of any claim, issue, or matter therein, he shall be indemnified against expenses actually and reasonably incurred by him in connection therewith.

     Section 4. Any indemnification under Section 1 or Section 2, unless pursuant to a determination by a court, shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee, or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or Section 2. Such determination shall be made:

     (a) By the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such proceeding;

     (b) If such a quorum is not obtainable or, even if obtainable, by majority vote of a committee duly designated by the Board of Directors (in which directors who are parties may participate) consisting solely of two or more directors not at the time parties to the proceeding;

     (c) By independent legal counsel:

          (i) Selected by the Board of Directors prescribed in paragraph (a) or the committee prescribed in paragraph (b); or

          (ii) If a quorum of the directors cannot be obtained for paragraph (a) and the committee cannot be designated under paragraph (b), selected by majority vote of the full Board of Directors (in which directors who are parties may participate); or

     (d) By the stockholders by a majority vote of a quorum consisting of stockholders who were not parties to such proceeding or, if no such quorum is obtainable, by a majority vote of stockholders who were not parties to such proceeding.

     Section 5. Evaluation of the reasonableness of expenses and authorization of indemnification shall be made in the same manner as the determination that indemnification is permissible. However, if the determination of permissibility is made by independent legal counsel, persons specified by Section 4(c) shall evaluate the reasonableness of expenses and may authorize indemnification.

     Section 6. Expenses incurred by an officer or director in defending a civil or criminal proceeding may be paid by the Corporation in advance of the final disposition of such proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if he is ultimately found not to be entitled to indemnification by the Corporation pursuant to this section. Expenses incurred by other employees and agents may be paid in advance upon such terms or conditions that the Board of Directors deems appropriate.

     Section 7. The indemnification and advancement of expenses provided pursuant to this section are not exclusive, and the Corporation may make any other or further indemnification or advancement of expenses of any of its directors, officers, employees, or agents, under any by-law, agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. However, indemnification or advancement of expenses shall not be made to or on behalf of any director, officer, employee, or agent if a judgment or other final adjudication establishes that his actions, or omissions to act, were material to the cause of action so adjudicated and constitute:

     (a) A violation of the criminal law, unless the director, officer, employee, or agent had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful;

     (b) A transaction from which the director, officer, employee, or agent derived an improper personal benefit;

     (c) In the case of a director, a circumstance under which the liability provisions of Section 607.0834, Florida Statutes, are applicable; or

     (d) Willful misconduct or a conscious disregard for the best interests of the Corporation in a proceeding by or in the right of the Corporation to procure a judgment in its favor or in a proceeding by or in the right of a stockholder.


     Section 8. Indemnification and advancement of expenses as provided in this section shall continue as, unless otherwise provided when authorized or ratified, to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person, unless otherwise provided when authorized or ratified.

     Section 9. For purposes of this Article, the term "corporation" includes, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent)) absorbed in a consolidation or merger, so that any person who is or was a director, officer, employee, or agent of a constituent corporation, or is or was serving at the request of a constituent corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, is in the same position under this section with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

     Section 10. For purposes of this Article:

     (a)  The term "other enterprises" includes employee benefit plans;

     (b)  The term "expenses" includes counsel fees, including those for appeal;

     (c) The term "liability" includes obligations to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to any employee benefit plan), and expenses actually and reasonably incurred with respect to a proceeding;

     (d) The term "proceeding" includes any threatened, pending, or completed action, suit, or other type of proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal;

     (e)  The term "agent" includes a volunteer;

     (f) The term "serving at the request of the corporation" includes any service as a director, officer, employee, or agent of the Corporation that imposes duties on such persons, including duties relating to an employee benefit plan and its participants or beneficiaries; and

     (g) The term "not opposed to the best interest of the Corporation" describes the actions of a person who acts in good faith and in a manner he reasonably believes to be in the best interests of the participants and beneficiaries of an employee benefit plan.

     Section 11. The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

     Section 12. The foregoing indemnifications shall not be deemed exclusive of any other rights to which any director, officer, employee or agent may be entitled under any by-law, agreement, vote of stockholders or as a matter of law or otherwise.

                                  ARTICLE XIV.

                              Certificates of Stock

     The Certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued. They shall exhibit the holder's name and certify the number of shares owned by the holder and shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary or an Assistant Treasurer of the Corporation and sealed with the Seal of the Corporation.

                                   ARTICLE XV.

                               Transfers of Stock

     The shares of stock shall be transferable on the books of the Corporation by the person named in the Certificate or by attorney, lawfully constituted in writing, upon surrender of the certificate thereof.

     The Board of Directors shall have power and authority to make all such rules and regulations as it shall deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation or scrip certificates for such stock.

     The Board of Directors may appoint and remove transfer agents and registrars of transfers, and may require all stock certificates and/or scrip certificates to bear the signature of any such transfer agent and/or of any such registrar of the transfers.

                                  ARTICLE XVI.

                                   Record Date

     The Board of Directors may fix a future date as the record date for determining the stockholders entitled to notice of a stockholders' meeting, to demand a special meeting, to vote or to take any other action. Such record date may not be more than seventy (70) days before the meeting or action requiring a determination of stockholders. A determination of stockholders entitled to notice of or to vote at a stockholders' meeting is effective for any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting, which it must do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

     If no record date is fixed by the Board of directors for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, the close of business on the day before the first notice of the meeting is delivered to stockholders shall be the record date for such determination of stockholders.

     The Board of Directors may fix a date as the record date for determining stockholders entitled to a distribution or share dividend. If no record date is fixed by the Board of Directors for such determination, it is the date the Board of Directors authorizes the distribution or share dividend.

                                  ARTICLE XVII.

                             Registered Stockholders

     The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as expressly provided by the Laws of Florida.

                                 ARTICLE XVIII.

                              Lost Certificates

     Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and verify the same in such manner as the Board of Directors may require, and shall if the Board of Directors so requires, give the Corporation, its transfer agents, registrars and/or other agents a bond of indemnity in form and with one or more sureties satisfactory to the Board of Directors before a new certificate may be issued of the same tenor and for the same number of shares as the one alleged to have been lost or destroyed.

                                  ARTICLE XIX.

                               Inspection of Books

     The Board of Directors shall determine from time to time whether, and if allowed, when and under what conditions and regulations the accounts and books of the Corporation, or any of them, shall be open to the inspection of the stockholders. No stockholder shall have any right to inspect any book or document of the Corporation except as such right may be conferred by the laws of the State of Florida or as may be authorized by the Board of Directors or the stockholders.

                                   ARTICLE XX.

                                  Checks, Etc.

     All checks, drafts, acceptances, notes and other orders, demands or instruments in respect of the payment of money shall be signed or endorsed in behalf of the Corporation by such officer or officers or by such agent or agents as the Board of Directors may from time to time designate.


                                  ARTICLE XXI.

                                   Fiscal Year

     The fiscal year of the Corporation shall end on the last Wednesday in the month of June of each year.

                                  ARTICLE XXII.

                                    Dividends

     Dividends upon the capital stock of the Corporation may be declared at the discretion of the Board of Directors, at any regular or special meeting, subject to the provisions of the Articles of Incorporation and the Laws of the State of Florida.


                                 ARTICLE XXIII.

                                     Notices

     Section 1. How Given: Notice required to be given by the Articles of Incorporation or by these By-Laws is effective when mailed postage prepaid and correctly addressed to the stockholder, officer or director, as the case may be, at such address as appears on the current records of the Corporation.

     Section 2. Waiver of Notice: Notice of a meeting of the Board of Directors need not be given to any Director who signs a waiver of notice either before or after the meeting. Attendance of a Director at a meeting shall constitute a waiver of notice of such meeting, except when the Director states at the beginning of the meeting or promptly upon arrival, any objection to the transaction of business because the meeting is not lawfully called or convened.

                                  ARTICLE XXIV.

                                   Amendments

     Unless otherwise provided in the Articles of Incorporation, these By-Laws may be altered, amended or repealed by the affirmative vote of a majority of the holders of Stock issued and outstanding and entitled to vote at any regular or special meeting of the stockholders, or by the affirmative vote of a majority of the Board of Directors at any regular or special meeting, if notice of the proposed alteration, amendment or repeal be contained in the notice of the meeting.

                                                                  Exhibit 10.2.1

                  WINN-DIXIE STORES, INC. RESTRICTED STOCK PLAN
                            As Amended August 2, 1999

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

I.   KEY FEATURES OF THE PLAN

     A.   Definition of Restricted Stock

          "Restricted Stock" consists of actual shares of Company common stock that cannot be sold, transferred or pledged until the Restriction Period lapses. The Restriction Period will lapse within 30 days after the date on which independent certified public accounts have issued their opinion on the Company's financial statements if the performance requirements for such shares are met. While the restrictions remain, the holder of the shares has the right to vote the shares and receive dividends.

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

     D.   Definition of Change in Control

          "Change in Control" means:

          (i) any person (as such term is used in Section 13(d) of the Securities Exchange Act of 1934 (the "Act"), excluding (A) those persons and entities included in the joint Schedule 13(G) filing filed with the Securities and Exchange Commission on February 12, 1999, and all current or future heirs, successors and affiliates to such persons and all trusts or other entities established or maintained, or to be established or maintained, for the benefit of such persons and their heirs, successors and affiliates (collectively, the "Davis Family"), (B) any employee Page 1 benefit plan or related trust sponsored or maintained by the Company, and (C) a corporation or other entity owned, directly or indirectly, by all or substantially all of the shareholders of the Company immediately prior to the transaction in substantially the same proportions as their ownership of stock of the Company ("Person")), becoming the beneficial owner, directly or indirectly, of twenty-five (25) percent or more of the outstanding voting stock of the Company requiring the filing of a report with the Securities and Exchange Commission under Section 13(d) of the Act; provided, that, at the time of the acquisition of such beneficial ownership interest, such Person's beneficial ownership interest in the Company exceeds that of the Davis Family.

          (ii) consummation of a merger, consolidation, liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, all or substantially all of the shareholders of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty (50) percent of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination; or

          (iii)during any period of 24 consecutive months, individuals who at the beginning of such period constitute the Board and any new directors whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least 2/3 of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board.

     E.   Shares Subject to the Plan

          -- The total number of shares that may be awarded under the Plan is 1,000,000 shares.

     F.   Award of Restricted Stock

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

          -- The maximum number of shares of Restricted Stock that may be granted under an award to any participant during any one of the Company's fiscal years shall not exceed 10,000 shares. Page 2

          -- Unless there is a Change in Control, the restrictions will lapse and the stock will belong to a participant free and clear of any restrictions when the Restriction Period expires, if and only if, the participant remains in the employ of the Company or its subsidiaries throughout the Restriction Period.

          --   The  restrictions  will  lapse  and the  stock  will  belong to a
               participant  free  and  clear  of  any  restrictions,   upon  the
               occurrence of a Change in Control.

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

     G.   Restrictions

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

                                                                  Exhibit 10.2.2

                             WINN-DIXIE STORES, INC.
                     PERFORMANCE-BASED RESTRICTED STOCK PLAN
                            As Amended August 2, 1999

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

     D.   Definition of Change in Control

     "Change in Control" means:

          (i) any person (as such term is used in Section 13(d) of the Securities Exchange Act of 1934 (the "Act"), excluding (A) those persons and entities included in the joint Schedule 13(G) filing filed with the Securities and Exchange Commission on February 12, 1999, and all current or future heirs, successors and affiliates to such persons and all trusts or other entities established or maintained, or to be established or maintained, for the benefit of such persons and their heirs, successors and affiliates (collectively, the "Davis Family),

               (B) any employee benefit plan or related trust sponsored or maintained by the Company, and (C) a corporation or other entity owned, directly or indirectly, by all or substantially all of the shareholders of the Company immediately prior to the transaction in substantially the same proportions as their ownership of stock of the Company ("Person")), becoming the beneficial owner, directly or indirectly, of twenty-five (25) percent or more of the outstanding voting stock of the Company requiring the filing of a report with the Securities and Exchange Commission under
               Section 13(d) of the Act; provided, that, at the time of the acquisition of such beneficial ownership interest, such Person's beneficial ownership interest in the Company exceeds that of the Davis Family.

          (ii) consummation of a merger, consolidation, liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, all or substantially all of the shareholders of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty (50) percent of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination; or

          (iii)during any period of 24 consecutive months, individuals who at the beginning of such period constitute the Board and any new directors whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least 2/3 of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board.

     E.   Shares Subject to the Plan

          -- The total number of shares that may be awarded under the Plan is 2,000,000 shares.

     F.   Award of Restricted Stock

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

          -- Unless there is a Change in Control or the Committee determines otherwise, the restrictions will lapse and the stock will belong to a participant free and clear of any restrictions when the Restriction Period expires, if and only if, the participant remains in the employ of the Company or its subsidiaries and in a Key Employee position throughout the Restriction Period and the preestablished performance requirements are satisfied.

          --   The  restrictions  will  lapse  and the  stock  will  belong to a
               participant  free  and  clear  of  any  restrictions,   upon  the
               occurrence of a Change in Control.

          -- Except as otherwise provided by the Committee, if a participant leaves the employ of the Company or its subsidiaries or a participant ceases to be in a Key Employee position prior to the expiration of the Restriction Period or a Change in Control, all shares of Restricted Stock shall be forfeited.

          -- Forfeited shares will be available for grant by the Committee to other participants.

     G.   Contingent Cash Payment

          -- Each individual awarded a grant of Restricted Stock by the Committee may also be eligible to receive, at the Committee's discretion, a contingent cash payment, the value of which shall equal the grant value (as determined in the sole discretion of the Committee) of the restricted stock awarded to such individual. Payment of the contingent cash payment shall be made upon vesting (i.e., lapsing of restrictions or upon a Change in Control) of the Restricted Stock award to which the contingent cash payment relates. No contingent cash payment will be made to an individual if (i) the Restricted Stock award to which the cash payment relates does not vest, or (ii) the Restricted Stock award is otherwise forfeited.

     H.   Anti-Dilution

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

     I.   Employment

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

                                                                   Exhibit 10.3

                             WINN-DIXIE STORES, INC.
                         Key Employee Stock Option Plan

         (Effective January 24, 1990, as amended through August 2, 1999)
                               -------------------

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

     2.   A "Change in Control" shall mean:

          (i) any person (as such term is used in Section 13(d) of the Securities Exchange Act of 1934 (the "Act"), excluding (A) those persons and entities included in the joint Schedule 13(G) filing filed with the Securities and Exchange Commission on February 12, 1999, and all current or future heirs, successors and affiliates to such persons and all trusts or other entities established or maintained, or to be established or maintained, for the benefit of such persons and their heirs, successors and affiliates (collectively, the "Davis Family"), (B) any employee benefit plan or related trust sponsored or maintained by the Company, and (C) a corporation or other entity owned, directly or indirectly, by all or substantially all of the shareholders of the Company immediately prior to the transaction in substantially the same proportions as their ownership of stock of the Company ("Person")), becoming the beneficial owner, directly or indirectly, of twenty-five (25) percent or more of the outstanding voting stock of the Company requiring the filing of a report with the Securities and Exchange Commission under Section 13(d) of the Act; provided, that, at the time of the acquisition of such beneficial ownership interest, such Person's beneficial ownership interest in the Company exceeds that of the Davis Family.

          (ii) consummation of a merger, consolidation, liquidation or dissolution of the Company, or the sale of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, all or substantially all of the shareholders of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty (50) percent of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation resulting from such Business Combination; or

          (iii)during any period of 24 consecutive months, individuals who at the beginning of such period constitute the Board and any new directors whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least 2/3 of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board.

     3. "Committee" shall mean a committee of at least two persons appointed by the Board of Directors of the Company each of whom shall be an outside director of the Company.

     4.   "Company" shall mean Winn-Dixie Stores, Inc.

     5. "Eligible Employee" shall mean an officer or other key employee of the Company or its subsidiaries who, in the judgment of the Committee, is significantly responsible for or materially contributes to the management, growth or profitability of the business of the Company or its subsidiaries.

     6. "Option" shall mean any option granted or held pursuant to the provisions of the Plan. Options shall be evidenced by forms prescribed by the Committee.

     7. "Optionee" shall mean any person who at the time in question holds any Option which then remains unexercised in whole or in part and which has not expired or terminated.

     8.   "Plan" shall mean this Winn-Dixie Key Employee Stock Option Plan.

     9. "Return on Equity" shall mean the percentage which the net earnings of the Company for a particular fiscal year bears to the average net shareholder equity for such fiscal year, in each case as reflected in the financial statements of the Company for such fiscal year as reported in the Company's Annual Report to its stockholders.

     10. "Stock" shall mean the Company's Common Stock, having a par value of $1.00 per share, as constituted on June 1, 1998, whether presently authorized and unissued or held in the Company's treasury, or hereafter reacquired by the Company. In the event that any change in the outstanding shares of Stock (including an exchange of the Stock for stock or other securities of another corporation) occurs by reason of a Stock dividend or split, recapitalization, merger, consolidation, combination, exchange of shares or other similar corporate changes, the remaining number of shares of Stock which may thereafter be sold pursuant to the Plan and the remaining number of shares of Stock which may thereafter be purchased pursuant to the exercise of any Option then outstanding shall be appropriately adjusted by the Committee, whose determination shall be conclusive; provided, however that fractional shares shall be rounded to the nearest whole share. In the event of any other change in the Stock, the Committee shall in its sole discretion determine whether such change equitably requires a change in the number or type of shares subject to any outstanding Option and any adjustment made by the Committee shall be conclusive.

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

     All Options granted pursuant to the Plan that are outstanding at the time of a Change in Control shall immediately vest upon the occurrence of the Change in Control.

     Subject to this Article V, any Optionee shall have the right to exercise his or her Option in whole at any time or in part from time to time (provided that each exercise shall be for 1,000 shares of Stock, as constituted at the date of such exercise, or any multiple thereof unless such Option shall be for less than 1,000 shares, in which event such exercise shall be for the full number of shares represented by such Option) by submitting written notice thereof to the Company or its duly authorized agent or representative, on such form or forms as may be provided by the Company, accompanied by payment in full, in cash, for the shares to be purchased.

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

     Determinations of the Committee as to any question which may arise with respect to the interpretation or administration of any provisions of the Plan shall be final unless otherwise determined by the Board of Directors. The
Committee may require Eligible Employees to meet certain share ownership obligations to receive grants under the Plan. The Committee may also prescribe administrative rules under the Plan and may in its discretion appoint an independent agent to act as Option Agent for Options granted pursuant to the Plan and may empower such Option Agent to handle any or all administrative maters with regard to Options granted by the Committee. Page 5 Unless shareholder approval otherwise is required by applicable law or the rules of the New York Stock Exchange, the Committee or the Board of Directors each shall have the power at any time to add to, amend or repeal any of the provisions of the Plan (including the power to increase the maximum number of shares of Stock which may be sold pursuant to the exercise of Options), to suspend the operation of the entire Plan or of any provision or provisions thereof for any period or periods or to terminate the Plan in whole or in part. No such addition, amendment, repeal, suspension or termination shall in any way affect the rights of the holders of outstanding Options to purchase shares of Stock in accordance with the provisions hereof.

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