Form 10-Q
period 2000-01-12
WINN DIXIE STORES INC
filed 2000-02-01
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
 |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                          period ended January 12, 2000

                                       OR

|_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ____________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     As of January 12, 2000 there were 146,160,591 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information


                                                                        Page

   Condensed Consolidated Statements of Earnings
          (Unaudited), For the 16 and 28 Weeks Ended
          January 12, 2000 and January 6, 1999                            1

   Condensed Consolidated Balance Sheets (Unaudited),
          January 12, 2000 and June 30, 1999                              2

   Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 28 Weeks Ended
          January 12, 2000 and January 6, 1999                            3

   Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                     4-8

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9-12


                           Part II: Other Information

   Item 5.   Other Information                                            13

   Item 6.  Exhibits and Reports on Form 8-K                              13

   Signatures                                                             13

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Amounts in thousands except per share data


                             For the 16 Weeks Ended
                                         ---------------------------------------
 MOST RECENT QUARTER                       Jan. 12, 2000          Jan. 6, 1999
                                         ------------------    -----------------

 Net sales                             $    4,276,024                4,264,207
 Cost of sales                              3,133,715                3,108,207
                                         ------------------    -----------------
 Gross profit                               1,142,309                1,156,000
 Operating & administrative expenses        1,136,844                1,093,302
                                         ------------------    -----------------
 Operating income                               5,465                   62,698
 Cash discounts & other income                 40,211                   33,609
 Interest expense (Note H)                    (26,803)                 (11,170)
                                         ------------------    -----------------
 Earnings before income taxes                  18,873                   85,137
 Provision for income taxes (Note H)           37,666                   32,778
                                         ------------------    -----------------
 Net earnings (loss)                   $      (18,793)                  52,359
                                         ==================    =================
 Basic earnings (loss) per share       $        (0.13)                    0.35
                                         ==================    =================
 Diluted earnings (loss) per share     $        (0.13)                    0.35
                                         ==================    =================
 Dividends per share                   $         0.34                     0.34
                                         ==================    =================


FISCAL YEAR-TO-DATE                              For the 28 Weeks Ended
                                         ---------------------------------------
                                          Jan. 12, 2000            Jan. 6, 1999
                                         ------------------    -----------------

 Net sales                             $    7,438,195                7,454,962
 Cost of sales                              5,449,239                5,457,687
                                         ------------------    -----------------
 Gross profit                               1,988,956                1,997,275
 Operating & administrative expenses        1,966,094                1,929,249
                                         ------------------    -----------------
 Operating income                              22,862                   68,026
 Cash discounts & other income                 65,286                   60,061
 Interest expense (Note H)                    (33,390)                 (19,292)
                                         ------------------    -----------------
 Earnings before income taxes                  54,758                  108,795
 Provision for income taxes (Note H)           51,482                   41,886
                                         ------------------    -----------------
 Net earnings                          $        3,276                   66,909
                                         ==================    =================
 Basic earnings per share              $         0.02                     0.45
                                         ==================    =================
 Diluted earnings per share            $         0.02                     0.45
                                         ==================    =================
 Dividends per share                   $         0.51                     0.51
                                         ==================    =================


See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands

ASSETS                                           Jan. 12, 2000    June 30, 1999
                                                 -------------    -------------
Current Assets:
    Cash and cash equivalents                     $    23,147           24,746
    Trade and other receivables                       130,337          188,314
    Merchandise inventories less LIFO reserve       1,437,695        1,425,098
      of $224,274 ($217,274 at June 30, 1999)
    Deferred income taxes                             117,282          112,869
    Prepaid expenses                                   33,755           46,963
                                                   -----------      -----------
       Total current assets                         1,742,216        1,797,990
                                                   -----------      -----------
 Investments and other assets                         106,177          128,524
 Net property, plant and equipment                  1,233,768        1,222,633
                                                   -----------      -----------
 Total assets                                     $ 3,082,161        3,149,147
                                                   ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                              $  630,348           662,172
    Short-term borrowings                            385,000           465,000
    Reserve for insurance claims and self-insurance   77,691            75,461
    Accrued wages and salaries                       114,825           108,826
    Accrued rent                                     117,421            99,734
    Accrued expenses                                 222,326           122,641
    Current obligations under capital leases           2,708             2,751
    Income taxes                                      32,954            10,739
                                                  -----------       -----------
       Total current liabilities                   1,583,273         1,547,324
                                                  -----------       -----------
Obligations under capital leases                      37,158            38,493
 Defined benefit plan                                 43,047            41,234
 Reserve for insurance claims and self-insurance     117,830            92,256
 Other liabilities                                    18,575            18,072
 Deferred income taxes                                19,880               689
                                                  -----------       -----------
 Shareholders' equity:
    Common stock                                     146,161           148,577
    Retained earnings                              1,116,302         1,259,597
    Accumulated other comprehensive income                -              3,069
    Associates' stock loans                              (65)             (164)
                                                  -----------       -----------
       Total shareholders' equity                  1,262,398         1,411,079
                                                  -----------       -----------

Total liabilities and shareholders' equity       $ 3,082,161         3,149,147
                                                  ===========       ===========

  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                    For the 28 Weeks Ended
                                            ------------------------------------
FISCAL YEAR-TO-DATE                           Jan. 12, 2000      Jan.  6, 1999
                                              -------------      -------------

   Net earnings                            $         3,276             66,909
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization               142,103            164,842
       Deferred income taxes                        12,856              8,756
       Defined benefit plan                          1,813              2,167
       Reserve for insurance claims
         and self-insurance                         27,804             (1,443)
       Stock compensation plans                      1,198              3,136
       Change in cash from:
         Receivables                                57,977            (50,360)
         Merchandise inventories                   (12,597)           (57,955)
         Prepaid expenses                           13,208             24,484
         Accounts payable                          (31,784)           (75,370)
         Income taxes                               22,215             21,804
         Other current accrued expenses            123,500             86,417
                                            -----------------   ----------------
           Net cash provided by
               operating activities                361,569            193,387
                                            -----------------   ----------------
Cash flows from investing activities:
   Purchases of property, plant and
             equipment, net                       (150,981)          (192,796)
   Decrease in investments and other assets         19,074              5,594
                                            -----------------   ----------------
           Net cash used in investing activities  (131,907)          (187,202)
                                            -----------------   ----------------
Cash flows from financing activities:
   Increase (decrease) in short-term borrowings    (80,000)            62,351
   Payments on capital lease obligations            (1,491)            (1,620)
   Purchase of common stock                        (74,559)              (128)
   Proceeds of sales under associates'
            stock purchase plan                         99              2,464
   Dividends paid                                  (75,340)           (75,588)
   Other                                                30              7,150
                                            -----------------   ----------------
           Net cash used in financing activities  (231,261)            (5,371)
                                            -----------------   ----------------
Increase (decrease) in cash and cash equivalents    (1,599)               814
Cash and cash equivalents at beginning of year      24,746             23,566
                                            -----------------   ----------------
Cash and cash equivalents at end of period $        23,147             24,380
                                            =================   ================
Supplemental cash flow information:
   Interest paid                           $        10,971             12,391
   Interest and dividends received         $           319                440
   Income taxes paid                       $        14,148             11,742
                                            =================   ================
See accompanying notes to Condensed Consolidated Financial Statements.

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

          (B) Change in Estimated Lives: During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in an increase in earnings before income tax of $14.4 million ($8.8 million after tax, or $0.06 per diluted share) for the 28 weeks ended January 12, 2000.

          (C) Impact of Franks and Sliced Luncheon Meat Recall: During the second quarter of fiscal 1999, the Company voluntarily recalled certain franks and sliced luncheon meats manufactured by its wholly-owned subsidiary, Dixie Packers, Inc. As a result of this recall, sales and profits were negatively impacted. The impact on earnings was approximately $10.5 million pre-tax ($6.4 million after tax, or $0.04 per diluted share).

          (D) Inventories: Merchandise inventories are stated at the lower of cost or market, approximately 86% of which are valued under the LIFO method.

          (E) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $4.0 million in fiscal 2000 and $4.0 million in fiscal 1999. The cumulative current year LIFO charge is $7.0 million, as compared with $8.0 million in fiscal 1999. If the FIFO method had been used, current quarter net earnings (loss) would have been $(16.3) million, or $(0.11) per diluted share, as compared with net earnings of $54.8 million, or $0.37 per diluted share in the previous year. The cumulative current year net earnings would have been $7.6 million, or $0.05 per diluted share, as compared with $71.8 million, or $0.48 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subjected to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

          (F) Comprehensive Income: Comprehensive income (loss) for the quarters ended January 12, 2000 and January 6, 1999 was approximately $(21.9) million and $54.9 million, respectively. Year-to-date, comprehensive income at January 12, 2000 and January 6, 1999 was approximately $0.2 million and $67.5 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains (losses) generated from available-for-sale securities.

          (G) Credit Arrangements: On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility, which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The facility was entered into on November 17, 1999 and is renewable on an annual basis. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. In addition to the $700.0 million syndicated credit facility, the Company also has $65.0 million available in short-term lines of credit. As of January 12, 2000, the Company had $385.0 million in commercial paper and no amounts from short-term lines of credit outstanding, as compared to $300.0 million in commercial paper and $165.0 from short-term lines of credit outstanding on June 30, 1999.

          (H) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2000 and 1999 is 38.5%.

               The Company reserved $30.4 million for taxes and $17.5 million for interest ($41.2 million after tax, or $0.28 per diluted share) after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and intends to appeal. While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

          (I) Earnings Per Share: The following weighted average number of shares of common stock was used in the calculation for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method. Due to the loss reported for the second quarter of fiscal 2000, dilutive shares for the second quarter are not included in the calculation of the diluted weighted average for the quarter and year-to-date of the current year.

                                       2000                           1999
                                      ------                         ------

               Basic:
                  Quarter           146,456,936                    148,285,782
                  Year-to-Date      147,263,092                    148,307,729

               Diluted:
                  Quarter           146,456,936                    148,693,682
                  Year-to-Date      147,405,604                    148,686,581

          (J) Common Stock: In October 1999, the Board of Directors formalized the Company's common stock repurchase program. The program authorizes the repurchase, on the open market or in private transactions, of up to five million shares of the Company's outstanding common stock. The Company can use its discretion on the timing of purchases based on open market conditions and available funds. To facilitate this program, the Company sold 1,000,000 put warrants, each of which entitles the holder to purchase one share of common stock at prices between $32.47 and $34.68. These warrants were exercised in December 1999.

          (K) Business Reporting Segments: During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 provides for the disclosure of financial information disaggregated by the way management organizes the segments of the enterprise for making operating decisions. Based on the information monitored by the Company's operating decision-makers to manage the business, the Company has identified that its operations were within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. All assets of the Company are located within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represent less than 1% of the Company's total sales and assets.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

          (L) New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133
               establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company is still determining how SFAS 133 will impact the financial statements.

          (M) Sale of Business: In November 1999, the Company agreed to sell substantially all of the assets of its wholly-owned subsidiary, Winn-Dixie Texas, Inc., to The Kroger Co. for cash. The assets consist of 69 stores in Texas, 5 stores in Oklahoma and the distribution center and a dairy plant in Fort Worth. Completion of the sale is subject to receipt of governmental approvals and the satisfaction of other customary conditions.

          (N) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

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

               While the ultimate outcome of litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.


          (N)  Litigation, continued:

               In July 1999, the Company, without admitting any wrongdoing, reached a settlement with the named plaintiffs in a discrimination class action lawsuit filed on behalf of certain female and African-American present and former associates. The settlement has been approved by the U. S. District Court in Jacksonville, Florida, and the process of implementation will begin upon receipt of signed authorization from the Court. The settlement amount is approximately $33.0 million, which the Company will pay from accruals over the next seven years. In the opinion of management, the settlement will not have a material impact on the Company's financial condition or results of operations.

               See note (H) "Income Taxes" with respect to certain litigation pending before the U.S. Tax Court.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

     Results of Operations

     Sales for the second quarter of fiscal 2000 were $4.3 billion, up $11.8 million, or 0.3%, compared with the same quarter last year. Year-to-date, sales were $7.4 billion, a $16.8 million decrease, or 0.2%, under the prior year. Identical store sales decreased 2.2% for the quarter and decreased 2.9% year-to-date. Comparable store sales, which include replacement stores, decreased 1.1% for the quarter and decreased 1.8% year-to-date. Average store sales decreased 0.4% for the quarter and decreased 1.0% year-to-date. The increase in sales for the second quarter reflects an increase in promotional activities and additional pharmacies opened during the quarter.

     For the 28 weeks ended January 12, 2000, the Company opened and/or acquired 21 new stores, averaging 53,000 square feet, closed 24 older stores, averaging 38,000 square feet and enlarged or remodeled 24 store locations, for a total of 1,185 locations in operation on January 12, 2000, compared to 1,179 last year. As of January 12, 2000, retail space totaled 52.4 million square feet, a 2.9% increase over the prior year. There are 22 new stores and 15 store enlargements or remodels under construction.

     Gross profit decreased $13.7 million for the quarter and $8.3 million year-to-date. As a percent to sales, gross profit for the current quarter was 26.7%, compared to 27.1% in the same quarter of the previous year. Year-to-date, gross profit as a percent to sales was 26.7% in the current year, compared to 26.8% in the previous year. The decrease in the gross profit margins reflects an increase in promotional activity during the second quarter. During the second quarter of fiscal 1999, the Company voluntarily recalled certain franks and sliced luncheon meats manufactured by its wholly-owned subsidiary, Dixie Packers, Inc. As a result of this recall, the previous year operating margins were negatively impacted by approximately $10.5 million.

     Operating and administrative expenses increased $43.5 million for the current quarter and $36.8 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 26.6%, compared to 25.6% last year. Year-to-date, operating and administrative expenses, as a percent to sales, were 26.4% for the current year and 25.9% for the previous year. The increase for the quarter, as well as year-to-date, is primarily due to an increase in payroll and occupancy costs relating to new and enlarged stores and an increase in the number of pharmacies. During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change resulted in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in a reduction in operating and administrative expenses of $14.4 million for the 28 weeks ended January 12, 2000.

     Cash discounts and other income totaled $40.2 million for the second quarter, compared to $33.6 million last year. Year-to-date, cash discounts and other income totaled $65.3 million, compared to $60.1 million last year. Investment income for the current quarter totaled $5.4 million, compared to $0.1 million last year. Year-to-date, investment income totaled $5.6 million for the current year, compared to $0.1 million in the previous year. The increase in investment income reflects a $5.2 million gain generated from the sale of available-for-sale securities.

     Interest expense totaled $26.8 million for the current quarter, compared to $11.2 million for the comparable period last year. Year-to-date, interest expense totaled $33.4 million for the current year, compared to $19.3 million in the previous year. The increase in interest expense for the quarter reflects a $17.5 million interest reserve booked after receiving an unfavorable opinion from the U.S. Tax Court in October 1999. See note (H) "Income Tax."

     Earnings before income taxes were $18.9 million for the current quarter, compared to $85.1 million for the comparable period last year. Year-to-date, earnings before income taxes were $54.8 million and $108.8 million in the previous year. The decrease in pre-tax earnings is primarily a result of a decrease in the gross profit margin and an increase in the operating and administrative expenses as previously mentioned. Income taxes have been accrued at an effective rate of 38.5% for the current and previous years. This rate is expected to approximate the effective rate for the full 2000 fiscal year. The Company reserved $30.4 million for taxes after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. See note (H) "Income Tax."

     Net earnings (loss) amounted to $(18.8) million, or $(0.13) per diluted share for the current quarter, compared to $52.4 million, or $0.35 per diluted share, for the comparable period last year. Year-to-date, net earnings amounted to $3.3 million, or $0.02 per diluted share, compared to $66.9 million, or $0.45 per diluted share, for the previous year. The LIFO charge reduced net earnings by $2.4 million, or $0.02 per diluted share, for the current quarter, compared to $2.4 million, or $0.02 per diluted share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $4.3 million, or $0.03 per diluted share, compared to $4.9 million, or $0.03 per diluted share, in the previous year.

     Liquidity and Capital Resources

     The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $23.1 million at January 12, 2000, compared to $24.4 million at January 6, 1999. Net cash provided by operating activities amounted to $361.6 million for the 28 weeks ending January 12, 2000, compared to $193.4 million for the comparable period last year. Capital expenditures totaled $151.0 million, compared to $192.8 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations, and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $500.0 million in 2000. The Company has no material construction or purchase commitments outstanding as of January 12, 2000.

     Working capital amounted to $158.9 million at January 12, 2000, compared to $250.7 million at June 30, 1999.

     On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility, which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The facility was entered into on November 17, 1999 and is renewable on an annual basis. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. In addition to the $700.0 million syndicated credit facility, the Company also has $65.0 million available in short-term lines of credit. As of January 12, 2000, the Company had $385.0 million in commercial paper outstanding, as compared to $300.0 million in commercial paper outstanding on June 30, 1999. The average interest rate on the commercial paper outstanding on January 12, 2000 was 6.4%, as compared to 5.4% on June 30, 1999. The Company had no amounts in borrowings against short-term lines of credit as of January 12, 2000, as compared to $165.0 million on June 30, 1999. The interest rate on the short-term lines of credit on June 30, 1999 was 5.5%.

     Excluding capital leases, the Company had no outstanding long-term debt as of either January 12, 2000 or June 30, 1999.

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

     Impact of Inflation

     The Company's primary costs, inventory and labor, increase with inflation. Recovery of these costs must come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

     Year 2000 Compliance

     In 1996, the Company created a Year 2000 Project Office to address potential problems within the Company's operations that could result from the century change in the Year 2000. The Project Office identified the critical computer-based systems and applications (including embedded systems) that might not be Year 2000 compliant. Before the end of 1999, the Project Office implemented revisions or replacements necessary to make these critical systems compliant, conducted tests of the revised systems and transitioned the compliant systems into the everyday operations of the Company. The Company also examined its relationships with certain key outside vendors and others with whom it had significant business relationships regarding their Year 2000 compliance and developed strategies for working with them through the century change.

     The Company expenditure was approximately $27.1 million to address the Year 2000 issues, which included the estimated costs of all systems modifications, the salaries of associates and the fees of consultants addressing the issues. As of the date of this filing, the Company has not experienced any material adverse effects on the operations or results of operations of the Company relating to the Year 2000 issues associated with its systems or those of third parties with whom it has significant business relationships.

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

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           Part II - Other Information


   Item 5.     Other Information

               Charles H. McKellar, Executive Vice President and Director of the Company, retired after 43 years of service. D. Michael Byrum, former Director of Accounting Systems and Procedures with 27 years of service, was elected Corporate Controller and Chief Accounting Officer. Ted M. Moon, Vice President of the Company and former Director of Deli/Bakery Merchandising, was appointed Director of Special Merchandising Projects. W. Robert Baxley, formerly Vice President, Deli, Bakery and Manufacturing at Smith's Food & Drug Centers, was elected Vice President and Director of Deli/Bakery Merchandising.

   Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    3.2 Restated By-laws of the Registrant as amended through January 26, 2000.

               (b)  Report on Form 8-K

                    During the second quarter ended January 12, 2000, the Company filed a current report on Form 8-K, dated November 23, 1999, reporting the election of Allen R. Rowland as President, Chief Executive Officer, and a Director of the Company, effective November 23, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     WINN-DIXIE STORES, INC.


   Date: February 1, 2000                              RICHARD P. MCCOOK
                                                ------------------------------
                                                       Richard P. McCook
                                                 Financial Vice President and
                                                    Chief Financial Officer


   Date: February 1, 2000                               D. MICHAEL BYRUM
                                                 -----------------------------
                                                        D. Michael Byrum
                                                    Corporate Controller and
                                                    Chief Accounting Officer

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

Section 2. Classification of Board and Number of Directors: The Board of Directors shall consist of ten (10) members who shall be divided into three classes, with the number of directors in each class to be equal. At each annual meeting of stockholders, one class of directors shall be elected for three-year terms and until their successors shall be duly elected and shall qualify. The number of directors shall be fixed by the Board of Directors.

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

                                   ARTICLE V.

                                    Officers

Section 1. Election: The officers of the Corporation shall be a Chairman of the Board of Directors, a President, an Executive Vice President, a Secretary, a Treasurer and a Controller. The Corporation may also have, at the discretion of the Board of Directors, one or more Vice Chairmen of the Board of Directors, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Secretaries and one or more Assistant Treasurers as may from time to time be elected by the Board of Directors. None of these officers, except the President, the Chairman of the Board of Directors, and the Vice Chairman or Vice Chairmen of the Board of Directors, need be a Director. The officers shall be elected by the Board of Directors at the first meeting of the Board after each Annual Meeting.

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

Section 1. The Chairman of the Board of Directors:


     (a) Duties and Responsibilities: The Chairman of the Board of Directors, if present, shall preside at all meetings of the Board of Directors, and shall see that all orders and resolutions of the Board of Directors are carried into effect. The Chairman shall perform such other duties as may be prescribed by the Board of Directors.

     (b) Annual Reports: The Chairman of the Board of Directors or the President shall preside at all meetings of the stockholders and one of them shall, annually, make a full report to the stockholders, at the annual meeting of stockholders, of the condition of the Corporation, its resources, liabilities, loans, profits and general financial condition, which report shall be for the fiscal year ending on the last Wednesday in the month of June of each year before such annual meeting.

Section 2. Vice Chairmen of the Board of Directors:
---------------------------------------------------

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


                                  ARTICLE VII.

                                  The President

     The President shall be the Chief Executive Officer of the Corporation, and shall have general supervision, direction and control of the business and affairs of the Corporation. The President shall sign or countersign all bonds, mortgages, certificates, contracts or other instruments on behalf of the Corporation as authorized by the Board of Directors, and shall perform any and all other duties as are incident to the Office of the President or as may be required by the Board of Directors. The President shall have general supervision and direction of all the other officers, employees and agents of the Corporation. The President shall, if present, preside at all meetings of the Board of Directors at which the Chairman and all of the Vice Chairmen of the Board of Directors shall not be present.

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

Section 2. Disbursements: The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements. He shall render to the President and Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the Corporation.

Section 3. Bond: The Treasurer shall give the Corporation a bond if required by the Board of Directors, in a sum and with one or more sureties satisfactory to the Board of Directors, for the faithful performance of the duties of his office and for the restoration to the Corporation in case of his death, resignation, retirement or removal from office of all books, papers, vouchers, securities, moneys and other property of whatever kind in his possession or under his control belonging to the Corporation.

                                   Article X.

                                 The Controller

Section 1. Chief Accounting Officer: The Controller shall be the Chief Accounting Officer of the Corporation.

Section 2. Accounting Supervision: The Controller shall have general supervision of and responsibility for all accounting matters affecting the Corporation and shall perform such other duties as may be prescribed by the Board of Directors or by the President.

                                   ARTICLE XI.

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

                                  ARTICLE XII.

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

                                  ARTICLE XIII.

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

                                  ARTICLE XIV.

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

                                   ARTICLE XV.

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

                                  ARTICLE XVI.

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

                                  ARTICLE XVII.

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

                                 ARTICLE XVIII.

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

                                  ARTICLE XIX.

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

                                   ARTICLE XX.

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

                                  ARTICLE XXI.

                                  Checks, Etc.

     All checks, drafts, acceptances, notes and other orders, demands or instruments in respect of the payment of money shall be signed or endorsed in behalf of the Corporation by such officer or officers or by such agent or agents as the Board of Directors may from time to time designate.

                                  ARTICLE XXII.

                                   Fiscal Year

     The fiscal year of the Corporation shall end on the last Wednesday in the month of June of each year.

                                 ARTICLE XXIII.

                                    Dividends

     Dividends upon the capital stock of the Corporation may be declared at the discretion of the Board of Directors, at any regular or special meeting, subject to the provisions of the Articles of Incorporation and the Laws of the State of Florida.

                                  ARTICLE XXIV.

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

                                  ARTICLE XXV.

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