Form 10-Q
period 2000-04-05
WINN DIXIE STORES INC
filed 2000-04-26
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                                        ---------------------

                                    FORM 10-Q


(Mark One)
 |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 5, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         As of April 5, 2000 there were 144,498,517 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

                                                                         Page

   Condensed Consolidated Statements of Earnings
          (Unaudited), For the 12 and 40 Weeks Ended
          April 5, 2000 and March 31, 1999                                  1

   Condensed Consolidated Balance Sheets (Unaudited),
          April 5, 2000 and June 30, 1999                                   2

   Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 40 Weeks Ended
          April 5, 2000 and March 31, 1999                                  3

   Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                     4-8

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9-12


                           Part II: Other Information

   Item 5.   Other Information                                            13

   Item 6.  Exhibits and Reports on Form 8-K                              13

   Signatures                                                             14

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Amounts in thousands except per share data

                                                For the 12 Weeks Ended
                                     -------------------------------------------
       MOST RECENT QUARTER             April 5, 2000           March 31, 1999
                                     ------------------    ---------------------

 Net sales                        $        3,199,356                 3,203,524
 Cost of sales                             2,353,408                 2,330,865
                                     ------------------    ---------------------
 Gross profit                                845,948                   872,659
 Operating & administrative expenses         846,907                   795,839
                                     ------------------    ---------------------
 Operating income (loss)                        (959)                   76,820
 Cash discounts & other income                24,569                    26,324
 Interest expense                             (6,907)                   (7,505)
                                     ------------------    ---------------------
 Earnings before income taxes                 16,703                    95,639
 Provision for income taxes                    6,430                    36,821
                                     ------------------    ---------------------
 Net earnings                      $          10,273                    58,818
                                     ==================    =====================
 Basic earnings per share          $            0.07                      0.40
                                     ==================    =====================
 Diluted earnings per share        $            0.07                      0.40
                                     ==================    =====================

 Dividends per share               $           0.255                     0.255
                                     ==================    =====================


                                             For the 40 Weeks Ended
                                     -------------------------------------------
         FISCAL YEAR-TO-DATE            April 5, 2000           March 31, 1999
                                     ------------------    ---------------------

 Net sales                         $      10,637,551                10,658,486
 Cost of sales                             7,802,647                 7,788,552
                                     ------------------    ---------------------
 Gross profit                              2,834,904                 2,869,934
 Operating & administrative expenses       2,813,001                 2,725,088
                                     ------------------    ---------------------
 Operating income                             21,903                   144,846
 Cash discounts & other income                89,855                    86,385
 Interest expense (Note H)                   (40,297)                  (26,797)
                                     ------------------    ---------------------
 Earnings before income taxes                 71,461                   204,434
 Provision for income taxes (Note H)          57,912                    78,707
                                     ------------------    ---------------------
 Net earnings                      $          13,549                   125,727
                                     ==================    =====================
 Basic earnings per share          $            0.09                      0.85
                                     ==================    =====================
 Diluted earnings per share        $            0.09                      0.85
                                     ==================    =====================

 Dividends per share               $           0.765                     0.765
                                     ==================    =====================




See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands

Assets
                                                 --------------------
Current Assets:
    Cash and cash equivalents              $      22,489                 24,746
    Trade and other receivables                  140,199                188,314
    Merchandise inventories less LIFO reserve  1,334,987              1,425,098
    of $227,274 ($217,274 at June 30, 1999)
    Deferred income taxes                        119,173                112,869
    Prepaid expenses                              41,723                 46,963
                                            -------------          -------------
       Total current assets                    1,658,571              1,797,990
                                            -------------          -------------
 Investments and other assets                    108,424                128,524
 Net property, plant and equipment             1,203,179              1,222,633
                                            -------------          -------------

 Total assets                             $    2,970,174              3,149,147
                                            =============          =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                      $      603,747                662,172
    Short-term borrowings                        342,950                465,000
    Reserve for insurance claims and
        self-insurance                            80,208                 75,461
    Accrued wages and salaries                   121,025                108,826
    Accrued rent                                 109,739                 99,734
    Accrued expenses                             234,219                122,641
    Current obligations under capital leases       2,686                  2,751
    Income taxes                                  26,628                 10,739
                                            -------------          -------------
       Total current liabilities               1,521,202              1,547,324
                                            -------------          -------------
Obligations under capital leases                  36,589                 38,493
 Defined benefit plan                             44,060                 41,234
 Reserve for insurance claims and
   self-insurance                                117,530                 92,256
 Other liabilities                                18,604                 18,072
 Deferred income taxes                            28,104                    689
                                            -------------          -------------
 Shareholders' equity:
    Common stock                                 144,499                148,577
    Retained earnings                          1,059,638              1,259,597
    Accumulated other comprehensive income             -                  3,069
    Associates' stock loans                          (52)                  (164)
                                            -------------          -------------
       Total shareholders' equity              1,204,085              1,411,079
                                            -------------          -------------

Total liabilities and shareholders' equity $   2,970,174              3,149,147
                                            =============          =============

--------------------------------------------------------------------------------
  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                   For the 40 Weeks Ended
                                              ----------------------------------
         FISCAL YEAR-TO-DATE                  April 5, 2000       March 31, 1999
                                              ---------------     --------------

Cash flows from operating activities:
-------------------------------------
   Net earnings                             $        13,549             125,727
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization                200,679             229,695
       Deferred income taxes                         19,188              12,509
       Defined benefit plan                           2,826               3,094
       Reserve for insurance claims and
         self-insurance                              30,021              (4,525)
       Stock compensation plans                       1,709               4,570
       Change in cash from:
         Receivables                                 48,115             (31,872)
         Merchandise inventories                     90,111             (44,948)
         Prepaid expenses                             5,240              29,536
         Accounts payable                           (58,361)            (33,579)
         Income taxes                                15,889              32,652
         Other current accrued expenses             133,964              64,393
                                              --------------       -------------
           Net cash provided by
            operating activities                    502,930             387,252
                                              --------------       -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net (177,999)           (262,083)
   Decrease in investments and other assets          15,734               7,520
                                              --------------       -------------
           Net cash used in investing activities   (162,265)           (254,563)
                                              --------------       -------------
Cash flows from financing activities:
   Decrease in short-term borrowings               (122,050)            (26,000)
   Payments on capital lease obligations             (2,131)             (2,315)
   Purchase of common stock                        (106,672)               (224)
   Proceeds of sales under associates'
     stock purchase plan                                112               2,579
   Dividends paid                                  (112,338)           (113,411)
   Other                                                157               7,245
                                              --------------       -------------
           Net cash used in financing activities   (342,922)           (132,126)
                                              --------------       -------------
Increase (decrease) in cash and cash equivalents     (2,257)                563
Cash and cash equivalents at beginning of year       24,746              23,566
                                              --------------       -------------
Cash and cash equivalents at end of period  $        22,489              24,129
                                              ==============       =============
Supplemental cash flow information:
   Interest paid                            $        18,727              17,254
   Interest and dividends received          $           519                 476
   Income taxes paid                        $        20,912              33,472
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

(B) Change in Estimated Lives: During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change results in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in an increase in earnings before income tax of $14.4 million ($8.8 million after tax, or $0.06 per diluted share) for the 40 weeks ended April 5, 2000.

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

(E) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $3.0 million in fiscal 2000 and $3.0 million in fiscal 1999. The cumulative current year LIFO charge is $10.0 million, as compared with $11.0 million in fiscal 1999. If the FIFO method had been used, current quarter net earnings would have been $12.1 million, or $0.08 per diluted share, as compared with net earnings of $60.7 million, or $0.41 per diluted share in the previous year. The cumulative current year net earnings would have been $19.7 million, or $0.13 per diluted share, as compared with $132.4 million, or $0.89 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subjected to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

(F) Comprehensive Income: Comprehensive income for the quarters ended April 5, 2000 and March 31, 1999 was approximately $10.3 million and $57.8 million, respectively. Year-to-date, comprehensive income at April 5, 2000 and March 31, 1999 was approximately $10.5 million and $125.2 million, respectively. These amounts differ from net income due to changes in the net unrealized holding gains (losses) generated from available-for-sale securities.

(G) Credit Arrangements: On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility, which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The facility was entered into on November 17, 1999 and is renewable on an annual basis. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. In addition to the $700.0 million syndicated credit facility, the Company also has $35.0 million available in short-term lines of credit. As of April 5, 2000, the Company had $343.0 million in commercial paper and no amounts from short-term lines of credit outstanding, as compared to $300.0 million in commercial paper and $165.0 from short-term lines of credit outstanding on June 30, 1999.

(H) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2000 and 1999 is 38.5%.

     The Company reserved $30.4 million for taxes and $17.5 million for interest ($41.2 million after tax, or $0.28 per diluted share) after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and has appealed. While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED) cont'd.

(I) Earnings Per Share: The following weighted average number of shares of common stock was used in the calculation of earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method. Due to the loss reported for the second quarter of fiscal 2000, dilutive shares for the second quarter are not included in the current year-to-date calculation of the diluted weighted average.

                                        2000                          1999
                                      --------                      ------
     Basic:
         Quarter                    144,376,340                    148,322,564
         Year-to-Date               146,396,906                    148,312,179

     Diluted:
         Quarter                    144,620,686                    148,697,412
         Year-to-Date               146,569,969                    148,689,831

(J) Common Stock: In April 2000, the Board of Directors authorized the repurchase, in either the open market or private transactions, of up to ten million shares of the Company's outstanding common stock. This is in addition to the five million share repurchase program announced on October 6, 1999. The Company can use its discretion on the timing of purchases based on open market conditions and available funds. To facilitate this program, the Company sold 1,000,000 put warrants, each of which entitles the holder to purchase one share of common stock at prices between $32.47 and $34.68. These warrants were exercised in December 1999. As of April 5, 2000, the Company had purchased 4.3 million shares of common stock under the repurchase program having an aggregate value of $106.7 million or $25.07 per share.

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

(O) Subsequent Event: On April 19, 2000, the Board of Directors adopted management's "Plan of Restructuring". As a result of the restructuring, the Company will record a pre-tax charge of approximately $450 to $550 million ($275 to $336 million after tax, or $1.87 to $2.29 per diluted share). Approximately $400 million of the pre-tax charge ($245 million after tax, or $1.66 per diluted share) will be recorded in the fourth quarter of fiscal year 2000 with the balance in fiscal year 2001. The Company expects a reduction in expenses of approximately $400 million per year ($245 million after tax, or $1.66 per diluted share) one year following restructuring and going forward.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

   Results of Operations

   Sales for the third quarter of fiscal 2000 were $3.2 billion, down $4.2 million, or 0.1%, compared with the same quarter last year. Year-to-date, sales were $10.6 billion, a $20.9 million decrease, or 0.2%, under the prior year. Identical store sales decreased 2.5% for the quarter and decreased 2.8% year-to-date. Comparable store sales, which include replacement stores, decreased 1.6% for the quarter and decreased 1.8% year-to-date. Average store sales decreased 0.7% for the quarter and decreased 1.0% year-to-date.

   For the 40 weeks ended April 5, 2000, the Company opened 30 new stores, averaging 53,800 square feet, closed 29 older stores, averaging 37,700 square feet and enlarged or remodeled 32 store locations, for a total of 1,189 locations in operation on April 5, 2000, compared to 1,182 last year. As of April 5, 2000, retail space totaled 52.7 million square feet, a 2.6% increase over the prior year. The Company plans to open 18 new stores and enlarge or remodel 19 stores during the fourth quarter.

   Gross profit decreased $26.7 million for the quarter and $35.0 million year-to-date. As a percent to sales, gross profit for the current quarter was 26.4%, compared to 27.2% in the same quarter of the previous year. Year-to-date, gross profit as a percent to sales was 26.6% in the current year, compared to 26.9% in the previous year. The decrease in the gross profit margins reflects an increase in cost of goods and an increase in promotional activity. During the second quarter of fiscal 1999, the Company voluntarily recalled certain franks and sliced luncheon meats manufactured by its wholly-owned subsidiary, Dixie Packers, Inc. As a result of this recall, the previous year operating margins were negatively impacted by approximately $10.5 million.

   Operating and administrative expenses increased $51.1 million for the current quarter and $87.9 million year-to-date. As a percent to sales, operating and administrative expenses for the current quarter were 26.5%, compared to 24.8% last year. Year-to-date, operating and administrative expenses, as a percent to sales, were 26.4% for the current year and 25.6% for the previous year. The increase for the quarter, as well as year-to-date, is primarily due to an increase in payroll and occupancy costs relating to new and enlarged stores and an increase in the number of pharmacies. During the second quarter of fiscal 1999, the Company increased the estimated useful lives used to compute depreciation for certain assets, principally store equipment (5 to 8 years) and leaseholds (8 to 15 years). Store equipment and leaseholds associated with larger, full-service store formats are expected to have a longer life because of the types of equipment and the expected timing of store remodels. In addition, the change resulted in useful lives more consistent with the predominant industry practices for these types of assets. The change has been accounted for as a change in estimate and resulted in a reduction in operating and administrative expenses of $14.4 million for the 40 weeks ended April 5, 2000.

   Cash discounts and other income totaled $24.6 million for the third quarter, compared to $26.3 million last year. Year-to-date, cash discounts and other income totaled $89.9 million, compared to $86.4 million last year. The increase in cash discounts and other income reflects a $5.2 million gain generated in the second quarter of fiscal 2000 from the sale of available-for-sale securities and a decrease in cash discounts as a result of a decrease in purchases of product for resale.

   Interest expense totaled $6.9 million for the current quarter, compared to $7.5 million for the comparable period last year. Year-to-date, interest expense totaled $40.3 million for the current year, compared to $26.8 million in the previous year. The increase in interest expense for the year reflects a $17.5 million interest reserve booked after receiving an unfavorable opinion from the U.S. Tax Court in October 1999. See note (H) "Income Tax."

   Earnings before income taxes were $16.7 million for the current quarter, compared to $95.6 million for the comparable period last year. Year-to-date, earnings before income taxes were $71.5 million and $204.4 million in the previous year. The decrease in pre-tax earnings is primarily a result of a decrease in the gross profit margin and an increase in the operating and administrative expenses as previously mentioned. Income taxes have been accrued at an effective rate of 38.5% for the current and previous years. This rate is expected to approximate the effective rate for the full 2000 fiscal year. The Company reserved $30.4 million for taxes after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. See note (H) "Income Tax."

   Net earnings amounted to $10.3 million, or $0.07 per diluted share for the current quarter, compared to $58.8 million, or $0.40 per diluted share, for the comparable period last year. Year-to-date, net earnings amounted to $13.5 million, or $0.09 per diluted share, compared to $125.7 million, or $0.85 per diluted share, for the previous year. The LIFO charge reduced net earnings by $1.8 million, or $0.01 per diluted share, for the current quarter, compared to $1.8 million, or $0.01 per diluted share, in the previous year. Year-to-date, the LIFO charge reduced net earnings by $6.2 million, or $0.04 per diluted share, compared to $6.7 million, or $0.04 per diluted share, in the previous year.

   Liquidity and Capital Resources

   The Company's financial condition remains sound and strong. Cash and cash equivalents amounted to $22.5 million at April 5, 2000, compared to $24.1 million at March 31, 1999. Net cash provided by operating activities amounted to $502.9 million for the 40 weeks ended April 5, 2000, compared to $387.3 million for the comparable period last year. Capital expenditures totaled $178.0 million, compared to $262.1 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations, and maintenance and expansion of support facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $500.0 million in 2000. The Company has no material construction or purchase commitments outstanding as of April 5, 2000.

   Working capital amounted to $137.4 million at April 5, 2000, compared to $250.7 million at June 30, 1999.

   On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility, which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The facility was entered into on November 17, 1999 and is renewable on an annual basis. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. In addition to the $700.0 million syndicated credit facility, the Company also has $35.0 million available in short-term lines of credit. As of April 5, 2000, the Company had $343.0 million in commercial paper outstanding, as compared to $300.0 million in commercial paper outstanding on June 30, 1999. The average interest rate on the commercial paper outstanding on April 5, 2000 was 6.2%, as compared to 5.4% on June 30, 1999. The Company had no amounts in borrowings against short-term lines of credit as of April 5, 2000, as compared to $165.0 million on June 30, 1999. The interest rate on the short-term lines of credit on June 30, 1999 was 5.5%.

   Excluding capital leases, the Company had no outstanding long-term debt as of either April 5, 2000 or June 30, 1999.

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

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           Part II - Other Information


   Item 5.     Other Information

               The following retirements were announced effective June 28, 2000:
               Roy J. Brocato, Senior Vice President and Director of Merchandising; Howard E. Hess, Senior Vice President and Regional Director; Ron A. Sevin, Senior Vice President and Regional Director; Charles E. Winge, Senior Vice President and Regional Director; William C. Calkins, Vice President and President of Jacksonville Division; Harold E. Miller, Vice President and President of Montgomery Division; James Schlosser, Vice President and President of Midwest Division; Joe T. White, Vice President and President of Atlanta Division; and David H. Bragin, Treasurer.

               In April 2000, the following officers were elected: Dan G. Lafever, Senior Vice President and Director of Operations; Richard P. McCook, Senior Vice President and Chief Financial Officer; John R. Sheehan, Senior Vice President and Director of Sales and Procurement; August B. Toscano, Senior Vice President and Director of Human Resources; E. Ellis Zahra, Jr., Senior Vice President and General Counsel; Daniel J. Richardson, Vice President and President of Montgomery Division; Mark A. Sellers, Vice President and President of Orlando Division; and Don A. Weaver, Vice President and President of Jacksonville Division.

   Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Report on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended April 5, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     WINN-DIXIE STORES, INC.

   Date: April 26, 2000                                RICHARD P MC COOK
                                                  ----------------------------
                                                       Richard P. McCook
                                                    Senior Vice President and
                                                     Chief Financial Officer


   Date: April 26, 2000                                 D. MICHAEL BYRUM
                                                  ----------------------------
                                                        D. Michael Byrum
                                                     Corporate Controller and
                                                     Chief Accounting Officer