Form 10-K
period 2000-06-28
WINN DIXIE STORES INC
filed 2000-08-10
CIK 107681

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 28, 2000

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

                            Area Code (904) 783-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered
-------------------                   ------------------------------------------
Common Stock Par Value                         New York Stock Exchange
  $1.00 Per Share

Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 28, 2000, as reported on the New York Stock Exchange was approximately $1,155,565,928. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 28, 2000, registrant had outstanding 140,830,197 shares of common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE:   Portions  of  the  registrant's  Proxy
Statement in respect to the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

================================================================================
                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I

Business...................................................................   1

Properties.................................................................   7

Legal Proceedings..........................................................   7

Submission of Matters to a Vote of Security Holders........................   7

Executive Officers of the Registrant.......................................   8

PART II

Market for the Registrant's Common Equity and Related Shareholder Matters..   9

Selected Financial Data....................................................   9

Management's Discussion and Analysis of Financial Condition
   and Results of Operations...............................................  10

Quantitative and Qualitative Disclosure about Market Risk..................  10

Financial Statements and Supplemental Data.................................  10

Changes in and Disagreements with Accountants on Accounting
   and Financial Disclosure................................................  10

PART III

The information required by Part III is hereby incorporated by reference to Winn-Dixie Stores, Inc.'s definitive proxy statement to be filed on or before August 25, 2000 in connection with its
Annual Meeting of Shareholders.............................................  10

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K............  11

Signatures.................................................................  15

PART I

ITEM 1: BUSINESS

General

         Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food retailer with 1,079 stores in fourteen states and the Bahama Islands. According to published reports of sales at June 28, 2000, the Company is one of the nation's largest supermarket retailers.

         All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

         On May 27, 2000, the Company agreed to acquire certain supermarket operations of Gooding's Supermarkets, Inc. in the Orlando, Florida area. The operations consist of 9 supermarkets averaging 47,300 square feet. Completion of the sale is subject to governmental approvals and the satisfaction of other customary conditions. This acquisition fits the Company's strategic direction of seeking prime supermarket locations that offer potential for sales growth within its core markets.

         On June 22, 2000, the Company and The Kroger Co. terminated the agreement for Kroger's acquisition of the Company's stores in Texas and Oklahoma after receiving opposition from the Federal Trade Commission. Also, after reevaluation, the Company believes there is opportunity to grow in this market. The store base is modern with most of the stores being new or remodeled in the last few years.

         Based upon information monitored by the Company's operating decision-makers to manage the business, the Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments.

Store Formats and Business Strategy

         The business of the Company is the operation of a chain of retail self-service food stores, which sell groceries, meats, seafood, fresh produce, deli/bakery, pharmaceuticals and general merchandise items. The Company's stores offer broad lines of merchandise, including nationally advertised and private label brands and unbranded merchandise (principally meats, seafood and produce), and generally operate on the basis of competitive pricing. Food items sold include dry groceries, dairy products, baked goods, meats, poultry, fish, fresh fruit, vegetables, frozen foods and other items commonly marketed by retail food stores. The Company's stores also sell many general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. Many locations also offer departments such as pharmacies, photo labs, dry cleaners as well as in-store banks that are operated by independent third parties who rent space from the Company. Services provided by the Company such as check cashing, money transfers, bill payments, money orders and lottery tickets are incidental to the total business.

         In addition, the Company is in the process of piloting a liquor store and two fuel centers. Based on the operating results of these test locations, the Company will determine whether future investments in these areas should be made.

Store locations by state and by format:


                                                              City Meat
 State             Total   Winn-Dixie  Marketplace  Thriftway  Markets  Buddies
----------------  ------- ------------ ----------- ----------- -------- --------
Florida             429        66          363          -         -        -
North Carolina      114        56           58          -         -        -
Alabama             105        34           71          -         -        -
Georgia              94        14           80          -         -        -
Louisiana            75        17           58          -         -        -
Texas                69        14           54          -         -        1
South Carolina       63        25           38          -         -        -
Kentucky             40         6           29          5         -        -
Virginia             29        11           18          -         -        -
Ohio                 17         -            -         17         -        -
Mississippi          14         5            9          -         -        -
Tennessee            12         4            8          -         -        -
Bahamas              12         3            -          -         9        -
Oklahoma              5         4            1          -         -        -
Indiana               1         -            1          -         -        -
                  ------- ------------ ----------- ----------- -------- --------
                  1,079       259          788         22         9        1
                  ======= ============ =========== =========== ======== ========

Support and Other Services

         The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:

LOCATION                          FACILITIES
------------------------------------------------------------------------------

ALABAMA   Montgomery          Distribution center; Plants: milk bottling and
-------                       frozen pizza

FLORIDA   Jacksonville        Two distribution centers and a general merchandise
-------                       distribution center; Plant: coffee, tea and spices

          Madison             Plant: meat processing
          Miami               Distribution center;  Plant:  milk bottling
          Orlando             Distribution center
          Bartow              Plant: egg processing
          Plant City          Plants: ice cream and milk bottling
          Pompano             Distribution center
          Sarasota            Distribution center

GEORGIA   Atlanta             Distribution center
-------
          Fitzgerald          Plants: jams, jellies, mayonnaise, salad dressing,
                              peanut butter and condiments; canned and bottled
                              carbonated beverages
          Gainesville         Plants: margarine; natural cheese cutting and
                              wrapping, processed cheese and pimento cheese
          Valdosta            Plants:  crackers and cookies; and snacks

KENTUCKY  Louisville          Distribution center
--------

LOUISIANA New Orleans         Distribution center
--------- Hammond             Distribution center; Plant:  milk bottling

NORTH
CAROLINA  Charlotte           Distribution center
--------
          Raleigh             Distribution center
          High Point          Plants: milk bottling and cultured products

SOUTH
CAROLINA  Greenville          General merchandise distribution center;
--------                      Plants: ice cream and milk bottling

TEXAS     Ft. Worth           Distribution center and a general merchandise
-----                         distribution center;  Plant: milk bottling

BAHAMAS   Nassau              Distribution center
-------
                                       3

         An insignificant portion of the products produced by the manufacturing plants is sold to others. The Company believes that the sources of supply of these products and raw materials used in manufacturing are adequate for its needs and that the Company is not dependent upon a single or relatively few suppliers.

         The Company has not publicly announced, or otherwise made public, information about any new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise is material.

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

         The retail food industry is extremely competitive. Each operating area faces somewhat different competitive conditions. The major competitors for our operating areas are A&P, Albertson's, Bi-Lo, Bruno, H.E. Butt, Cub, Delchamp/Jitney Jungle, Food Lion/Kash N Karry, Hannaford, Harris-Teeter, Ingles, Kroger, Meijers, Minyards, Publix, Randall's/Tom Thumb, Safeway, Sedano's, Super K, Super Value, Wal-Mart Supercenter, U-Krops and U-Save.

         Additionally, local chains and wholesaler-supported independents are well represented in all regions.

         Winn-Dixie is considered a major competitor in all geographic areas in which it competes.

         In fiscal 2000, the Company entered into an agreement with Priceline Webhouse Club to offer online shopping through the Priceline.com website. When customers log onto www.priceline.com before making a trip to their Winn-Dixie store, they can select their order and the price they want to pay. Once price is accepted and confirmed, customers pick up their grocery purchases at a time and day convenient to them.

         The Company did not spend a material amount on Company-sponsored research and development activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during any of the years in the three-year period ended June 28, 2000.

Government Regulation

         The Company's compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect on its capital expenditures, earnings or competitive position.

Associates

         At the end of fiscal 2000, the Company had 53,000 full-time and 67,000 part-time associates. None of the 120,000 associates are covered by a collective bargaining agreement.

Bahamas

         All sales of the Company are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiary in the Bahamas, which operates 12 retail food stores as outlined above.

Management Actions

         On April 20, 2000, the Company announced a major restructuring to improve the support of the retail stores and the Company's overall efficiency. In addition, the Company's competitive position should improve with its ability to focus on future growth. These changes are necessary to provide an effective infrastructure to train and support operations management teams, resulting in more efficient operations and in better serving the needs of the Company's customers. The Company believes implementation of the restructuring plan will help insure continued growth and improved performance for the Company and increased value for shareholders.

         The restructuring plan includes the actions listed below that have been or will be implemented. The plan includes certain exit costs and employee termination benefits that will be incurred within one year from the commitment date.

Action                                                               Status
--------------------------------------------------------------------------------
Executive management reduction and realignment.................... Completed
Division management reduction and realignment..................... Completed
Consolidation of division offices eliminating three division offices - Tampa, Atlanta, and Midwest.......................... Completed
Closing of one warehouse facility- Tampa.......................... Completed
Closing of two manufacturing facilities - Detergent and Bag Plants Completed
Centralization of procurement, marketing and merchandising........ Completed
Eliminating approximately 11,000 positions........................ Completed
Closing of 116 unprofitable stores................................ Completed, except for 5
                                                                   stores being
                                                                   further
                                                                   evaluated
Retrofitting approximately 650 stores to improve efficiency
   and customer service........................................... In progress

         As a result of the restructuring, the Company will record a pre-tax charge of approximately $540 million ($345 million after tax or $2.37 per diluted share). The Company has recorded approximately $396 million of the pre-tax charge ($256 million after tax or $1.76 per diluted share) in the fourth quarter of fiscal 2000 and will record the balance in fiscal 2001. The Company expects a reduction in expenses of approximately $400 million per year ($246 million after tax or $1.69 per diluted share) approximately one year following completion of the restructuring.

         In addition to the restructuring charge, an additional $8.9 million ($5.5 million after tax) was charged to cost of sales due to the write off of inventories in stores and manufacturing plants that closed as part of the restructuring plan.

         On April 19, 2000, the Board of Directors authorized the repurchase, in either open market or private transactions, of up to ten million shares of the outstanding common stock in addition to the five-million share repurchase program announced on October 6, 1999. From that date through June 28, 2000, the Company has repurchased 7,858,000 shares having an aggregate value of $162.1 million or $20.62 per share.

ITEM 2: PROPERTIES

Stores

         All of the retail stores operated by the Company are on premises occupied on a rental basis. See "Note 9 of the Notes to Consolidated Financial Statements," page F-25, included herein.

Support Properties

         The warehousing and distribution centers, with the exception of the facilities in Kentucky and Texas, are rented under leases due to expire within 3 to 22 years. All of these contain renewal options, which vary from lease to lease.

            The expansion and refurbishment of the corporate headquarters in Jacksonville, Florida is now complete.

         A new distribution center and retail support center is under construction in Jacksonville, Florida with an expected completion in late 2000. The existing Jacksonville (Commonwealth) distribution center will be converted to a general merchandise distribution center.

         The Company has completed building a new frozen food freezer and converted the old freezer into a perishable food cooler at the distribution center in Charlotte, North Carolina.

         The Company's Valdosta cracker and cookie, and snacks bakeries; Fort Worth dairy plant; Madison meat processing plant; Plant City ice cream and milk bottling plants; Miami reclaim center; and Gainesville oleomargarine and cheese processing and packaging plants are owned in fee. All other manufacturing facilities are leased.

         All of the above support properties are considered to be in excellent condition.

ITEM 3:         LEGAL PROCEEDINGS

         See Note 11(d) of the Notes to Consolidated Financial Statements, page F-28 included herein, regarding various claims and lawsuits pending against the Company.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended June 28, 2000.

Executive Officers of the Registrant

         Set forth below is certain information concerning the executive officers of the Company as of June 28, 2000:

                                                                                   YEAR                YEAR FIRST
                          AGE IN                                                APPOINTED               EMPLOYED
                         YEARS AT                                               TO CURRENT                 BY
NAME                      06-28-00              OFFICE HELD                       POSITION             WINN-DIXIE
----                   -------------            -----------                   ---------------          ----------

A. Dano Davis               55          Chairman of the Board                      1988                    1968

A. R.  Rowland              56          President and                              1999                    1999
(elected November, 1999)                  Chief Executive Officer

D. G. Lafever               51          Senior Vice President and                  2000                    1966
                                          Director of Operations

R. P. McCook                47          Senior Vice President and                  1984                    1984
                                          Chief Financial Officer

J. R. Sheehan               42          Senior Vice President and                  2000                    2000
                                          Director of Sales and Procurement

A. B. Toscano               38          Senior Vice President and                  2000                    2000
                                          Director of Human Resources

E. E. Zahra, Jr.            53          Senior Vice President and                  1995                    1995
                                          General Counsel

D. M. Byrum                 47          Vice President, Corporate Controller       2000                    1972
                                          and Chief Accounting Officer

K. D. Ross                  31          Vice President, Strategic Planning         2000                    2000
                                          and Treasurer

Division Presidents:
J. D. Fitzgerald            50          Vice President                             1998                    1970
M. J. Istre                 49          Vice President                             1999                    1969
R. C. Lunn, Jr.             48          Vice President                             1997                    1969
D. J. Richardson            50          Vice President                             2000                    1966
M. A. Sellers               46          Vice President                             1997                    1973
H. M. Solana, Jr.           45          Vice President                             1999                    1971
D. A. Weaver                44          Vice President                             2000                    1972

The following executive officers retired at the end of the fiscal year:
D. H. Bragin                56          Treasurer                                  1985                    1961
H. E. Hess                  60          Senior Vice President                      1988                    1958
R. A. Sevin                 57          Senior Vice President                      1997                    1961
C. E. Winge                 55          Senior Vice President                      1988                    1963
L. J. Sadlowski             59          Vice President                             1983                    1961
J. A.  Schlosser            51          Vice President                             1997                    1967
J. T. White                 52          Vice President                             1999                    1968

                                       8

     All of the officers listed as executive officers of the registrant, with the exception of Mr. Allen Rowland, Mr. John Sheehan, Mr. August Toscano and Ms. Kellie Ross, have been employed for the past five years in either the same capacity as listed, or in a position with the Company which was consistent in occupation with the present assignment.

         Prior to becoming President and Chief Executive Officer, Mr. Rowland was President and Chief Operating Officer of Smith's Food & Drug Centers from 1996 to 1997 and, prior to that, was a Senior Vice President with Albertson's.

         Senior Vice President and Director of Sales and Procurement, Mr. Sheehan was Executive Vice President of Pathmark Stores, Inc., Carteret, New Jersey from 1997 to 2000. For the 16 years preceding 1997, Mr. Sheehan was employed at Albertson's, most recently as Director of Operations, Southern California Division.

Senior Vice President and Director of Human Resources, Mr. Toscano was Vice President, Human Resources of Burger King Corporation, Miami, Florida from 1999 to 2000. From 1998 to 1999, Mr. Toscano was International Human Resources Vice President, Citibank, Fort Lauderdale, Florida. Mr. Toscano was Senior Director of Human Resources for Tricon Global Restaurants from 1994 to 1998.

Vice President, Strategic Planning and Treasurer, Ms. Ross was Audit Manager of Arthur Andersen LLP, Jacksonville, Florida from 1999 to 2000. From 1997 to 1999, Ms. Ross was Corporate Controller for Armor Holding, Inc. Ms. Ross was Assistant Controller for PSS World Medical, Inc. from 1995 to 1997.

         Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected.

                                               PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of June 28, 2000 was 45,668.

         Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is in "Note 14 of the Notes to Consolidated Financial Statements," on page F-30 included herein.

ITEM  6: SELECTED FINANCIAL DATA

         The information required by this Item is on page F-1 included herein.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is on page F-3 included herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

ITEM  8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Financial statements and supplemental data are set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 17 included herein.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 28, 2000.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these Items is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with its 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    Financial Statements and Financial Statement Schedules:

                (1)      Financial Statements:

                         See  "Index  to  Consolidated   Financial   Statements,
                         Supporting Schedules and Supplemental Data" on page 17 included herein.

                (2)      Financial Statement Schedules:

                         See  "Index  to  Consolidated   Financial   Statements,
                         Supporting Schedules and Supplemental Data" on page 17 included herein.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                  Description of Exhibit                  Incorporated by Reference From

3.1            Restated  Articles  of  Incorporation  as        Previously     filed    as    Exhibit    3.1    to
               filed  with  the  Secretary  of  State of        Form 10-K for the year ended June 30, 1993,  which
               Florida.                                         Exhibit is herein incorporated by reference.

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

3.2 Restated By-Laws of the Registrant as amended through June 15, 2000.

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

10.2.1         Restricted   Stock   Plan,   as   amended       Previously  filed as  Exhibit  10.2.1 to Form 10-Q
               effective August 2, 1999.                       for the quarter ended  September 22,  1999,  which
                                                               Exhibit is herein incorporated by reference.

10.2.2         Performance-Based  Restricted  Stock Plan       Previously  filed as  Exhibit  10.2.2 to Form 10-Q
               as amended effective August 2, 1999.            for the quarter ended  September  22, 1999,  which
                                                               Exhibit is herein incorporated by reference.

10.2.3         Amendment   to   the    Performance-Based
               Restricted  Stock Plan effective  January
               26, 2000.

10.3           Key    Employee    Stock    Option   Plan       Previously  filed as Exhibit 10.3 to Form 10-Q for
               effective  January  24,  1990 as  amended       the  quarter  ended  September  22,  1999,   which
               effective August 2, 1999.                       Exhibit is herein incorporated by reference.

10.4           Supplemental  Retirement  Plan dated July
               1, 1994,  as amended  effective  June 15,
               2000.

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

21.1            Subsidiaries of Winn-Dixie Stores, Inc.

23.1            Consent of KPMG LLP.


(b) Reports on Form 8-K:

               There were no reports on Form 8-K filed for the quarter ended June 28, 2000.

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


                                                        WINN-DIXIE STORES, INC.

                                             By      /S/   A. DANO DAVIS
                                                        -----------------------
                                                        A. Dano Davis, Chairman


                                             Date           August 9, 2000
                                                        ------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/  A. DANO DAVIS            Chairman and Director              August 9, 2000
    ---------------
    (A. Dano Davis)


/S/  ALLEN R. ROWLAND         President and Director             August 9, 2000
    ------------------        (Chief Executive Officer)
    (Allen R. Rowland)


/S/  RICHARD P. MCCOOK        Senior Vice President              August 9, 2000
    -------------------       (Chief Financial Officer)
    (Richard P. McCook)

/S/  D. MICHAEL BYRUM         Corporate Controller               August 9, 2000
    ------------------        (Chief Accounting Officer)
    (D. Michael Byrum)

/S/  ROBERT D. DAVIS          Director                           August 9, 2000
    -----------------
    (Robert D. Davis)

/S/ T. WAYNE DAVIS            Director                           August 9, 2000
   ----------------
   (T. Wayne Davis)


/S/ RADFORD D. LOVETT         Director                           August 9, 2000
   -------------------
   (Radford D. Lovett)


/S/ CHARLES P. STEPHENS       Director                           August 9, 2000
   ---------------------
   (Charles P. Stephens)


/S/  ARMANDO M. CODINA        Director                           August 9, 2000
    -------------------
    (Armando M. Codina)

/S/   CARLETON T. RIDER       Director                           August 9, 2000
     -------------------
     (Carleton T. Rider)


/S/    JULIA B. NORTH         Director                           August 9, 2000
      ----------------
      (Julia B. North)

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA



Selected Financial Data                                                   F-1

Management's Discussion and Analysis of Financial Condition and Results
   of operations                                                          F-3

Consolidated Financial Statements and Supplemental Data:

         Report of Management                                             F-8

         Independent Auditors' Report                                     F-9

         Consolidated Statements of Operations, Years ended
           June 28, 2000, June 30, 1999 and June 24, 1998                F-10

         Consolidated Balance Sheets, June 28, 2000 and June 30, 1999    F-11

         Consolidated Statements of Cash Flows, Years ended
           June 28, 2000, June 30, 1999 and June 24, 1998                F-12

         Consolidated Statements of Shareholders' Equity, Years ended
           June 28, 2000, June 30, 1999 and June 24, 1998                F-13

         Notes to Consolidated Financial Statements                      F-14

Financial Statement Schedules:

         Independent Auditors' Report on Financial Statement Schedule     S-1

         II       Consolidated Valuation and Qualifying Accounts, Years
                  ended June 28, 2000, June 30, 1999 and June 24, 1998    S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.



                                              SELECTED FINANCIAL DATA
                                                                   2000       1999*      1998       1997      1996
                                                                   ----       ----       ----       ----      ----
Sales                                                               Dollars in millions except per share data
   Net sales...........................................      $   13,698     14,137     13,617     13,219    12,955
   Percent (decrease) increase.........................            (3.1)       3.8        3.0        2.0       9.9
   Average annual sales per store......................      $     11.6       11.9       11.7       11.3      11.0
Earnings Summary
   Gross profit........................................      $    3,640      3,801      3,624      3,316     3,093
     Percent of sales..................................            26.6       26.9       26.6       25.1      23.9
   LIFO charge (credit)................................      $       15          4        (12)         3        10
   Operating and administrative expenses...............      $    3,609      3,594      3,375      3,094     2,803
     Percent of sales..................................            26.4       25.4       24.8       23.4      21.6
   Restructuring and other non-recurring charges.......      $      396          -         18          -         -
     Percent of sales..................................             2.9          -         .1          -         -
   Company owned life insurance (COLI) tax case (after tax)  $       42          -          -          -         -
     Percent of sales..................................              .3          -          -          -         -
   Net (loss) earnings.................................      $     (229)       182        199        204       256
     Basic (loss) earnings per share...................      $    (1.57)      1.23       1.34       1.36      1.69
     Diluted (loss) earnings per share.................      $    (1.57)      1.23       1.33       1.36      1.68
     Percent of net (loss) earnings to sales...........            (1.7)       1.3        1.5        1.5       2.0
     Percent of net (loss) earnings to average equity..           (20.1)      13.1       14.7       15.3      19.9
   Net earnings excluding COLI, restructuring and
       other non-recurring charges.....................      $       75        182        210        204       256
     Basic earnings per share..........................      $      .52       1.23       1.41       1.36      1.69
     Diluted earnings per share........................      $      .52       1.23       1.41       1.36      1.68
     Percent of net earnings to sales..................              .5        1.3        1.5        1.5       2.0
     Percent of net earnings to average equity.........             6.6       13.1       15.5       15.3      19.9
EBITDA ...............................................       $      1.3      618.5      676.7      632.8     656.9
EBITDAR  .............................................       $    325.8      961.4      985.9      911.6     914.9
EBITDA excluding restructuring and
     non-recurring charges.............................      $    397.4      618.5      694.8      632.8     656.9
EBITDAR excluding restructuring and
     non-recurring charges.............................      $    721.9      961.4    1,004.0      911.6     914.9
Dividends
   Dividends paid......................................      $    149.0      151.2      150.9      144.2     134.0
   Percent of net (loss) earnings......................           (65.1)      82.9       76.0       70.5      52.4
   Per share (present rate $1.02)......................      $     1.02       1.02       1.02        .96      .885
Common Stock (WIN)
   Total shares outstanding (000,000)..................           140.8      148.6      148.5      148.9     151.7
     NYSE - Common stock price range - High............      $    41.94      52.19      59.25      42.38     38.38
                                     - Low                   $    14.25      28.63      33.69      29.88     28.06
Financial Data
   Cash flow information:
     Net cash provided by operating activities.........      $    743.3      436.4      464.5      413.9     556.9
     Net cash used in investing activities.............      $    196.1      335.1      325.9      477.7     387.9
     Net cash (used in) provided by financing activities     $   (542.3)    (100.0)    (129.2)      45.7    (167.3)
   Capital expenditures, net...........................      $    213.9      345.7      369.6      423.1     362.0
   Depreciation and amortization.......................      $    256.7      292.4      330.4      291.2     248.3
   Working capital.....................................      $     50.4      285.0      262.6      220.1     403.8
   Current ratio.......................................             1.0        1.2        1.4        1.2       1.5
   Total assets........................................      $    2,747      3,149      3,069      2,921     2,649
   Obligations under capital leases....................      $       32         38         49         54        61
   Present value of future rentals under operating leases    $    2,408      2,575      2,389      2,048     1,851
   Long-term rental obligations on closed stores.......      $      220         35         34         25        15
   Total long-term obligations (Long-term debt + leases)     $    2,660      2,648      2,472      2,127     1,927
   Long-term obligations to equity ratio...............      $      3.1        1.9        1.8        1.6       1.4
   Comprehensive (loss) income.........................      $   (232.0)     182.6      199.4      206.4         -
   Shareholders' equity................................      $      868      1,411      1,369      1,337     1,342
   Book value per share................................      $     6.16       9.50       9.22       8.98      8.85
Taxes
   Federal, state and local............................      $      123        308        302        285       288
   Per diluted share...................................      $      .85       2.07       2.03       1.90      1.89
  * 53 Weeks

                                          SELECTED FINANCIAL DATA -continued
                                                                   2000       1999*      1998       1997      1996
                                                                   ----       ----       ----       ----      ----
                                                                    Dollars in millions except per share data

Stores
   In operation at year-end............................           1,079      1,188      1,168      1,174     1,178
   Opened and acquired during year.....................              34         79         84         83        61
   Closed or sold during year..........................              32         59         90         87        58
   Closed due to restructuring.........................             111          -          -          -         -
   Enlarged or remodeled during year...................              42         64        136         79       128
   New/enlarged/remodeled in last five years...........             790        908        912        805       743
     Percent to total stores in operation..............            73.2       76.4       78.1       68.6      63.1
   Year-end retail square footage (000,000)............            48.1       52.0       49.6       47.8      45.7
   Average store size at year-end (000)................            44.6       43.7       42.4       40.7      38.8
Other Year-end Data
   Associates (000)....................................             120        132        139        136       126
   Shareholder accounts (000)..........................            45.7       48.1       52.0       55.2      56.3
   Shareholders per store..............................              42         40         45         47        48
   * 53 Weeks

                                      F-2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

         Sales for fiscal 2000, a 52 week year, were $13.7 billion, compared to fiscal 1999, $14.1 billion, a 53 week year, and fiscal 1998, $13.6 billion, a 52 week year. This reflects a decrease of 3.1% for fiscal 2000 and an increase of 3.8% and 3.0% in 1999 and 1998, respectively. Excluding the effect of fiscal 1999 being a 53 week year and the effect of closing stores in the fourth quarter of fiscal 2000 as part of the Company's restructuring plan, sales remained flat in fiscal 2000 compared to fiscal 1999. Average store sales decreased 1.2% for the current year and increased 2.1% and 3.0% in fiscal 1999 and 1998, respectively. Identical store sales decreased 2.7%, 0.9% and 0.3% for 2000, 1999 and 1998, respectively.

         Sales for the 12 week fourth quarter of 2000 were $3.1 billion, compared to $3.5 billion for the 13 week fourth quarter of fiscal 1999 and $3.3 billion for the 12 week fourth quarter of 1998. For the fourth quarter, average store sales decreased 1.9% both in fiscal 2000 and 1999 while 1998 increased 7.0%. Identical store sales for the fourth quarter decreased 3.9% in fiscal
2000, decreased 3.9% in 1999 and increased 3.1% in 1998. Comparable stores sales, which include replacement stores, decreased 3.5% for the quarter and decreased 1.9% year-to-date.

         The Company believes that its program to retrofit approximately 650 stores during fiscal 2001 will not only result in labor and other efficiencies, but will improve the stores' customer appeal which should enhance the Company's competitive position and, in turn, positively impact the Company's sales.

         For the 52 weeks ended June 28, 2000, the Company opened 34 new stores, averaging 52,300 square feet, closed 143 stores, averaging 41,400 square feet and enlarged or remodeled 42 store locations, for a total of 1,079 locations in operation on June 28, 2000, compared to 1,188 last year. As of June 28, 2000, retail space totaled 48.1 million square feet, a 7.5% decrease over the prior year. The 143 store closings includes 111 stores that closed as part of the Company's announced restructuring plan with five additional stores to be further evaluated during fiscal 2001. Adjusted for the stores included in the restructuring, retail space would have increased 1.8% over last year.

         As a percent of sales, gross profit margins were 26.6%, 26.9% and 26.6% in fiscal 2000, 1999 and 1998, respectively. Gross profit margins have remained relatively constant over the three years. The decrease in the gross profit dollars for fiscal 2000 is primarily due to the decrease in sales from the stores that closed as part of the restructuring and the effect of the 53 week year in 1999. In addition, the Company had a charge to gross profit of approximately $8.9 million related to the restructuring. The Company believes its transition to centralized merchandise procurement and shrink reduction initiatives will result in improved efficiencies that will increase gross margins. Approximately 84% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO calculations resulted in a pre-tax decrease in gross profit of $15.1 million in 2000, a decrease of $4.4 million in 1999 and an increase of $12.1 million in 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations -continued

Results of Operations, continued

         Operating and administrative expenses, as a percent of sales, were 26.4%, 25.4% and 24.8% in fiscal 2000, 1999 and 1998, respectively. Operating and administrative expenses continue to be negatively impacted by payroll and occupancy costs related to the Company's direction of building larger, full-service stores. The Company believes its restructuring effort, including the retrofit of 650 stores, will result in more efficient operations and a decrease in payroll dollars.

         Cash discounts and other income amounted to $110.1 million, $118.9 million and $115.4 million in 2000, 1999 and 1998, respectively. The decrease in cash discounts and other income for fiscal 2000 is primarily due to a reduction in merchandise purchases. The reduction in purchases is due to the store closings from restructuring and an initiative to minimize excess inventory.

         Interest expense totaled $47.1 million, $29.6 million and $28.5 million in fiscal 2000, 1999 and 1998, respectively. Interest expense primarily reflects a computation of interest on capital lease obligations and short-term borrowings. The increase in interest expense for the year reflects a $19.7 million interest reserve recorded after receiving an unfavorable opinion from the U.S. Tax Court in October 1999 (see Note 6 - Income Taxes).

         (Loss) earnings before income taxes were $(302.4) million, $296.5 million and $317.8 million in fiscal 2000, 1999 and 1998, respectively. The pretax loss for fiscal 2000 is primarily due to the restructuring charge, increase in operating and interest expenses, and decrease in gross profit dollars as previously mentioned. The effective income tax (benefit) expense
rates  were  (24.3)%,   38.5%  and  37.5%  for  fiscal  2000,   1999  and  1998,
respectively. The effective tax rate for fiscal 2000 reflects the effects of certain restructuring expenses and Company Owned Life Insurance ("COLI") adjustments.

         Net (loss) earnings amounted to $(228.9) million, or $(1.57) per diluted share for 2000, $182.3 million, or $1.23 per diluted share for 1999 and $198.6 million, or $1.33 per diluted share for 1998. The LIFO calculations increased the net loss by $9.3 million, or $0.06 per diluted share in 2000, decreased net earnings by $2.7 million, or $0.02 per diluted share in 1999 and increased net earnings by $7.4 million, or $0.05 per diluted share in 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations -continued

Results of Operations, continued

         The following tables show the effect of the company owned life insurance adjustment, restructuring and other non-recurring charges on the quarter and year.

                                                                                 Non-recurring          Excluding
                                                                                    Charges           Non-recurring
            Quarter ending June 28, 2000                     As Reported
------------------------------------------------------     ----------------      ---------------     ----------------
Net sales..........................................      $       3,059,996                    -            3,059,996
Cost of sales  ....................................              2,255,053                8,940            2,246,113
                                                           ----------------      ---------------     ----------------
Gross profit on sales .............................                804,943               (8,940)             813,883
Operating and administrative expenses..............                796,247                    -              796,247
Restructuring and other non-recurring
charges............................................                396,029              396,029                   -
                                                           ----------------      ---------------     ----------------
Operating (loss) income............................               (387,333)            (404,969)              17,636
Cash discounts and other income....................                 20,245                    -               20,245
Interest expense                                                    (6,784)              (2,207)              (4,577)
                                                           ----------------      ---------------     ----------------
(Loss) earnings before income tax..................               (373,872)            (407,176)              33,304
Income tax     ....................................               (131,428)            (144,250)              12,822
                                                           ----------------      ---------------     ----------------
Net (loss) earnings ...............................      $        (242,444)            (262,926)              20,482
                                                           ================      ===============     ================
Basic (loss) earnings per share....................      $           (1.70)               (1.84)                0.14
                                                           ================      ===============     ================
Diluted (loss) earnings per share..................      $           (1.70)               (1.84)                0.14
                                                           ================      ===============     ================

                                                                                 Non-recurring          Excluding
                                                                                    Charges           Non-recurring
              Year ending June 28, 2000                      As Reported
------------------------------------------------------     ----------------      ---------------     ----------------
Net sales..........................................      $      13,697,547                    -           13,697,547
Cost of sales  ....................................             10,057,700                8,940           10,048,760
                                                           ----------------      ---------------     ----------------
Gross profit on sales .............................              3,639,847               (8,940)           3,648,787
Operating and administrative expenses..............              3,609,248                    -            3,609,248
Restructuring and other non-recurring
charges............................................                396,029              396,029                   -
                                                           ----------------      ---------------     ----------------
Operating (loss) income............................               (365,430)            (404,969)              39,539
Cash discounts and other income....................                110,100                    -              110,100
Interest expense ..................................                (47,081)             (19,707)             (27,374)
                                                           ----------------      ---------------     ----------------
(Loss) earnings before income tax..................               (302,411)            (424,676)             122,265
Income tax ........................................                (73,516)            (120,588)              47,072
                                                           ----------------      ---------------     ----------------
Net (loss) earnings ...............................      $        (228,895)            (304,088)              75,193
                                                           ================      ===============     ================
Basic (loss) earnings per share....................      $           (1.57)               (2.09)                0.52
                                                           ================      ===============     ================
Diluted (loss) earnings per share..................      $           (1.57)               (2.09)                0.52
                                                           ================      ===============     ================

Management's Discussion and Analysis of Financial Condition and Results of Operations -continued

Results of Operations, continued

         Cost of sales were negatively impacted by the write off of inventory in the stores and manufacturing plants that closed as part of the restructuring plan. Restructuring and other non-recurring charges reflect location closing costs, lease termination costs and asset impairments (see Note 13 - Restructuring and Other Non-recurring Charges). Interest expense reflects the year-to-date amount of accrued interest due to the Company's recent court decision on company owned life insurance (see Note 6 - Income Taxes).

Liquidity and Capital Resources

         Cash and cash equivalents amounted to $29.6 million, $24.7 million and $23.6 million at the end of fiscal years 2000, 1999 and 1998, respectively. Cash provided by operating activities amounted to $743.3 million in 2000, $436.4 million in 1999 and $464.5 million in 1998. The increase for fiscal 2000 is primarily due to the reduction in merchandise inventories and accounts receivable.

         Net capital expenditures totaled $213.9 million, $345.7 million and $369.6 million in fiscal 2000, 1999 and 1998, respectively. These expenditures were for new store locations, store enlargements and remodelings, and the expansion of warehouse facilities. Total capital investment in Company retail and support facilities, including operating leases, is estimated to be $400.0 million in fiscal 2000 and projected to be $450.0 million in fiscal 2001. The Company will be retrofitting approximately 650 stores to improve efficiency and customer service. The Company estimates capital expenditures on this project to total approximately $85 million in fiscal 2001. The Company has no material construction or purchase commitments outstanding as of June 28, 2000.

         Working capital amounted to $50.4 million and $285.0 million at the end of fiscal years 2000 and 1999, respectively. Inventories on a FIFO (first-in, first-out) basis decreased $268.6 million in 2000 and increased $24.6 million in 1999.

         On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility, which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The facility was entered into on November 17, 1999 and is renewable on an annual basis. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. The agreement was amended effective June 27, 2000 to adjust certain financial covenants in consideration of the Company's restructuring. In addition to the $700.0 million syndicated credit facility, the Company also has $35.0 million available in short-term lines of credit.

         As of June 28, 2000, the Company had $235.0 million in commercial paper and no amounts from short-term lines of credit outstanding, as compared to $300.0 million in

Management's Discussion and Analysis of Financial Condition and Results of Operations -continued

Liquidity and Capital Resources - continued

commercial paper and $165.0 million from short-term lines of credit outstanding on June 30, 1999. The average interest rate on the commercial paper outstanding on June 28, 2000 was 7.0%, as compared to 5.4% on June 30, 1999. The interest rate on the short-term lines of credit on June 30, 1999 was 5.5%. The carrying amount of short-term borrowings approximates fair value because of their short-term maturity.

         On April 19, 2000, the Board of Directors authorized the repurchase, in either open market or private transactions, of up to ten million shares of the Company's outstanding common stock in addition to the five-million share repurchase program announced on October 6, 1999. As of June 28, 2000, the Company had repurchased 7,858,000 shares having an aggregate value of $162.1 million or $20.62 per share.

         Excluding lease obligations, the Company had no outstanding long-term debt as of June 28, 2000 or June 30,1999.

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

Impact of Inflation

         Winn-Dixie's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies, and to the extent permitted by the competition, through improved gross profit margins.

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



  Allen R. Rowland                               Richard P. McCook
  President and                                   Senior Vice President
    Chief Executive Officer                          and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

         We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 28, 2000 and June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 28, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 28, 2000 and June 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                                        KPMG LLP


Jacksonville, Florida
August 9, 2000

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Years ended June 28, 2000, June 30, 1999 and June 24, 1998


                                                                       2000             1999*             1998
                                                                  ---------------   --------------   ---------------
                                                                       Amounts in thousands except per share data
Net sales.....................................................  $     13,697,547       14,136,503        13,617,485
Cost of sales, including warehousing and delivery expense.....        10,057,700       10,335,590         9,993,568
                                                                  ---------------   --------------   ---------------
   Gross profit on sales......................................         3,639,847        3,800,913         3,623,917
Operating and administrative expenses.........................         3,609,248        3,593,651         3,374,905
Restructuring and other non-recurring charges.................           396,029                -            18,080
                                                                  ---------------   --------------   ---------------
   Operating (loss) income ...................................          (365,430)         207,262           230,932
Cash discounts and other income, net..........................           110,100          118,866           115,395
                                                                  ---------------   --------------   ---------------
                                                                        (255,330)         326,128           346,327
                                                                  ---------------   --------------   ---------------
Interest:
   Interest on capital lease obligations......................             4,458            5,152             6,528
   Other interest.............................................            42,623           24,496            22,007
                                                                  ---------------   --------------   ---------------
     Total interest...........................................            47,081           29,648            28,535
                                                                  ---------------   --------------   ---------------
(Loss) earnings before income taxes...........................          (302,411)         296,480           317,792
Income taxes..................................................           (73,516)         114,145           119,172
                                                                  ---------------   --------------   ---------------
Net (loss) earnings ..........................................  $       (228,895)         182,335           198,620
                                                                  ===============   ==============   ===============

Basic (loss) earnings per share...............................  $          (1.57)            1.23              1.34
                                                                  ===============   ==============   ===============
Diluted (loss) earnings per share.............................  $          (1.57)            1.23              1.33
                                                                  ===============   ==============   ===============

*  53 Weeks
See accompanying notes to consolidated financial statements.



                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         June 28, 2000 and June 30, 1999


                                                                                        2000              1999
                                                                                    --------------   ---------------
                                                                                         Amounts in thousands
Assets
Current Assets:
   Cash and cash equivalents.................................................    $         29,576            24,746
   Trade and other receivables, less allowance for doubtful items of
     $3,822,000  ($3,615,000 in 1999)........................................             107,425           188,314
   Merchandise inventories at lower of cost or market less LIFO reserve
     of $232,368,000  ($217,274,000 in 1999).................................           1,141,405         1,425,098
   Prepaid expenses..........................................................              58,739            46,963
    Deferred income taxes....................................................             134,777           112,869
                                                                                    --------------   ---------------
     Total current assets....................................................           1,471,922         1,797,990
                                                                                    --------------   ---------------

Cash surrender value of life insurance, net..................................              14,035            24,072
Net property, plant and equipment............................................           1,034,493         1,222,633
Intangible assets, net.......................................................              18,795            54,449
Non-current deferred income taxes............................................             166,449                 -
Other assets.................................................................              41,399            50,003
                                                                                    --------------   ---------------
                                                                                 $      2,747,093         3,149,147
                                                                                    ==============   ===============

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable..........................................................    $        575,877           662,172
   Short-term borrowings.....................................................             235,000           465,000
   Reserve for insurance claims and self-insurance...........................             101,874            75,461
   Reserve for restructuring expenses........................................              52,721                 -
   Accrued wages and salaries................................................             114,883           108,826
   Accrued rent..............................................................              88,247            65,411
   Accrued expenses..........................................................             164,502           122,641
   Current obligations under capital leases..................................               2,843             2,751
   Income taxes payable......................................................              85,606            10,739
                                                                                    --------------   ---------------
     Total current liabilities...............................................           1,421,553         1,513,001
                                                                                    --------------  ---------------
Reserve for insurance claims and self-insurance..............................             141,251            92,256
Obligations under capital leases ............................................              32,239            38,493
Defined benefit plan ........................................................              45,241            41,234
Long-term restructuring expenses ............................................             143,188                 -
Other liabilities............................................................              95,786            53,084
                                                                                    --------------   ---------------
Shareholders' Equity:
   Common stock of $1 par value.  Authorized 400,000,000 shares; issued
     140,830,197 shares in 2000 and 148,576,865 shares in 1999...............             140,830           148,577
   Retained earnings.........................................................             727,005         1,259,597
   Accumulated other comprehensive income....................................                   -             3,069
    Associates' stock loans..................................................                   -              (164)
                                                                                    --------------   ---------------
     Total shareholders' equity..............................................             867,835         1,411,079
                                                                                    --------------   ---------------
Commitments and contingent liabilities (Notes 6, 9, 11 and 13)
                                                                                 $      2,747,093         3,149,147
                                                                                    ==============   ===============

See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended June 28, 2000, June 30, 1999 and June 24, 1998

                                                                         2000           1999*            1998
                                                                     -------------   -------------   -------------
                                                                                 Amounts in thousands

Cash flows from operating activities:
   Net (loss) earnings .........................................  $      (228,895)        182,335         198,620
   Adjustments to reconcile net (loss) earnings to net cash
     provided by operating activities:
       Depreciation and amortization............................          256,671         292,414         330,408
       Deferred income taxes....................................         (189,046)         17,684         (17,040)
       Defined benefit plan.....................................            4,007           4,132           3,650
       Non-cash restructuring and other non-recurring charges...          375,346               -               -
       Reserve for insurance claims and self-insurance..........           75,408           2,424          10,291
       Stock compensation plans.................................           (1,144)          2,459          (1,398)
       Change in cash from:
         Receivables............................................           80,888         (42,148)         29,513
         Merchandise inventories................................          283,693         (20,181)       (155,702)
         Prepaid expenses.......................................          (11,776)          8,596           3,813
         Accounts payable.......................................          (87,959)         (1,191)         56,191
         Income taxes...........................................           74,867          (1,380)        (20,804)
         Other current accrued expenses.........................          111,219          (8,783)         26,952
                                                                     -------------   -------------   -------------
           Net cash provided by operating activities............          743,279         436,361         464,494
                                                                     -------------   -------------   -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net..............         (213,874)       (345,723)       (369,636)
   Decrease in investments and other assets.....................           17,756          10,582          43,785
                                                                     -------------   -------------   -------------
           Net cash used in investing activities................         (196,118)       (335,141)       (325,851)
                                                                     -------------   -------------   -------------

Cash flows from financing activities:
   (Decrease) increase in short-term borrowings.................         (230,000)         45,000          40,000
   Payments on capital lease obligations........................           (2,612)         (2,583)         (2,653)
   Purchase of common stock.....................................         (162,272)         (1,337)        (21,055)
   Proceeds of sales under associates' stock purchase plan......              164           2,923           8,747
   Dividends paid...............................................         (148,966)       (151,231)       (150,923)
   Other........................................................            1,355           7,188          (3,309)
                                                                     -------------   -------------   -------------
           Net cash used in financing activities................         (542,331)       (100,040)       (129,193)
                                                                     -------------   -------------   -------------

Increase in cash and cash equivalents...........................            4,830           1,180           9,450
Cash and cash equivalents at the beginning of the year..........           24,746          23,566          14,116
                                                                     -------------   -------------   -------------
Cash and cash equivalents at end of the year....................  $        29,576          24,746          23,566
                                                                     =============   =============   =============

Supplemental cash flow information:
   Interest paid................................................  $        23,058          21,958          20,316
   Interest and dividends received..............................  $           808           1,072           1,449
   Income taxes paid............................................  $        40,663          94,858         152,652
                                                                     =============   =============   =============

*53 Weeks
See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Years ended June 28, 2000, June 30, 1999 and June 24, 1998


                                                                            Accumulated
                                                                               Other           Associates'         Total
                                              Common         Retained      Comprehensive         Stock         Shareholders
                                               Stock         Earnings         Income             Loans            Equity
         (Amounts in thousands)            -------------- --------------- ----------------- ---------------  ---------------
Balances at June 25, 1997                 $      148,876       1,198,488             1,964         (11,834) $     1,337,494
                                           -------------- --------------- ----------------- ---------------  ---------------
Comprehensive income:
   Net earnings..........................              -         198,620                 -               -          198,620
   Unrealized gain on securities,
      net of tax........................               -               -               796               -              796
                                           -------------- --------------- ----------------- ---------------  ---------------
   Total comprehensive income............              -         198,620               796               -          199,416
Cash dividends, $1.02 per share..........              -        (150,923)                -               -         (150,923)
Common stock issued and stock
   compensation expense..................             76          (1,212)                -               -           (1,136)
Common stock acquired....................           (501)        (20,554)                -               -          (21,055)
Stock options exercised..................             80          (4,999)                -               -           (4,919)
Associates' stock loans, payments........              -               -                 -           8,747            8,747
Other....................................              -           1,259                 -               -            1,259
                                           -------------- ---------------  ---------------- ---------------  ---------------
Balances at June 24, 1998                        148,531       1,220,679             2,760          (3,087)       1,368,883
                                           -------------- ---------------  ---------------- ---------------  ---------------

Comprehensive income:
   Net earnings..........................              -         182,335                 -               -          182,335
   Unrealized gain on securities,
      net of tax........................               -               -               309               -              309
                                           -------------- ---------------  ---------------- ---------------  ---------------
   Total comprehensive income............              -         182,335               309               -          182,644
Cash dividends, $1.02 per share..........              -        (151,231)                -               -         (151,231)
Common stock issued and stock
   compensation expense..................             33           2,189                 -               -            2,222
Common stock acquired....................            (37)         (1,300)                -               -           (1,337)
Stock options exercised..................             50           1,004                 -               -            1,054
Associates' stock loans, payments........              -               -                 -           2,923            2,923
Other....................................              -           5,921                 -               -            5,921
                                           -------------- --------------- ----------------- ---------------  ---------------
Balances at June 30, 1999                        148,577       1,259,597             3,069            (164)       1,411,079
                                           -------------- --------------- ----------------- ---------------  ---------------
Comprehensive (loss) income:
   Net (loss)............................              -        (228,895)                -               -         (228,895)
   Realized gain on securities,
      net of tax........................               -               -            (3,069)              -           (3,069)
                                           -------------- --------------- ----------------- ---------------  ---------------
   Total comprehensive income............              -        (228,895)           (3,069)              -         (231,964)
Cash dividends, $1.02 per share..........              -        (148,966)                -               -         (148,966)
Common stock issued and stock
   compensation expense..................            131            (131)                -               -                -
Common stock acquired....................         (7,878)       (154,394)                -               -         (162,272)
Stock options exercised..................              -            (187)                -               -             (187)
Associates' stock loans, payments........              -               -                 -             164              164
Other....................................              -             (19)                -               -              (19)
                                           -------------- --------------- ----------------- ---------------  ---------------
Balances at June 28, 2000                 $      140,830         727,005                 -               -  $       867,835
                                           ============== =============== ================= ===============  ===============

 See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

1 Summary of Significant Accounting Policies and Other Information

(a) Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal year 2000 and 1998 are comprised of 52 weeks. Fiscal year 1999 is comprised of 53 weeks.

(b) Basis of Consolidation: The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries which operate as a major food retailer in fourteen states and the Bahama Islands. All subsidiaries are wholly owned and fully consolidated with the exception of Bahamas Supermarkets Limited, which is owned approximately 78% by W-D Bahamas Limited.

(c) Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

(d) Inventories: Inventories are stated at the lower of cost or market. The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 84% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing, pharmacy and produce inventories are valued at the lower of first-in, first-out
     (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

(e) Marketable Securities: Included in other assets at June 30, 1999 was $32,466 which consisted primarily of marketable equity securities categorized as available-for-sale. No amounts were on hand at June 28, 2000. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(f) Income Taxes: Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
             continued Dollar amounts in thousands except per share
                          data, unless otherwise noted

1.  Summary of Significant Accounting Policies and Other Information, continued

(g) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000 for automobile and general liability and $1,000 for workers' compensation. Self-insurance reserves are established for property losses with a maximum annual aggregate of $5,000 and a $100 per occurrence deductible after the aggregate is obtained. The Company is insured for losses in excess of these limits.

(h) Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(i) Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Depreciation is provided over the estimated useful lives by the straight-line method. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment is based on lives varying from three to ten years. Warehouse and manufacturing equipment is based on lives varying from five to ten years. Amortization of improvements to leased premises is provided principally by the straight-line method over the periods of the leases or the estimated useful lives of the improvements, whichever is less.

     The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

(j) Store Opening and Closing Costs: The costs of opening new stores and closing old stores are charged to earnings in the year incurred. An expense is recorded for the present value of expected future rent payments in the year that a store closes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
             continued Dollar amounts in thousands except per share
                          data, unless otherwise noted

1.  Summary of Significant Accounting Policies and Other Information, continued

(k) Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common stock outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all diluted stock options, subject to antidilution limitations.

     The following weighted average number of shares of common stock were used in the calculations for earnings per share.

                     2000                    1999                      1998
                   --------                -------                    -----
       Basic     145,445,416            148,309,653                148,504,349
       Diluted   145,445,416            148,680,198                148,866,167

(l) Comprehensive Income: Comprehensive income is reflected on the Consolidated Statements of Shareholders' Equity. Accumulated other comprehensive income is comprised of unrealized gains/losses of available for sale securities.

(m) Stock-Based Compensation: The Company follows Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans (see Note 8 - Stock Compensation Plans).

(n) New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company has no derivatives to be measured.

(o) Business Reporting Segments: Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. All assets of the Company are located within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represents less than 1% of the Company's total sales and assets.

(p) Reclassification: Certain prior year amounts have been reclassified to conform to the current year's presentation.

   Dollar amounts in thousands except per share data, unless otherwise noted

2.  Trade and Other Receivables

         Accounts receivable at year-end were as follows:
                                                        2000              1999
                                                    -----------       ----------
            Trade and other receivables.......... $     92,821           96,984
            Construction advances................       18,426           94,945
                                                    -----------       ----------
                                                       111,247          191,929
          Less: Allowance for doubtful items.....        3,822            3,615
                                                    -----------       ----------
                                                  $    107,425          188,314
                                                    ===========       ==========

3.  Merchandise Inventories

         At June 28, 2000, inventories valued by the LIFO method would have been $232,368 higher ($217,274 higher at June 30, 1999) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used, reported net (loss) would have been $9,283, or $0.06 per diluted share lower in 2000, net earnings would have been $2,691, or $0.02 per diluted share higher in 1999 and $7,411, or $0.05 per diluted share lower in 1998.

4.  Intangible Assets, net

         Intangible assets at year-end were as follows:

                                                      2000              1999
                                                  -----------      -------------
            Goodwill........................... $     25,591             70,075
            Other intangibles..................          192                  -
                                                  -----------      -------------
                                                      25,783             70,075
            Less: Accumulated amortization.....        6,988             15,626
                                                  -----------      -------------
                                                $     18,795             54,449
                                                  ===========      =============

         Intangible assets are amortized over the estimated useful life not to exceed 20 years for goodwill and 15 years for other intangibles. The Company took a non-cash impairment charge of $32,115 for fiscal 2000 as part of the Company's restructuring (see Note 13 - Restructuring and Other Non-recurring Charges).

    Dollar amounts in thousands except per share data, unless otherwise noted

5.  Net Property, Plant and Equipment

            Property, plant and equipment consists of the following:

                                                                                        2000              1999
                                                                                    -------------    ---------------
         Land..............................................................      $        17,180             11,343
         Buildings.........................................................               67,246             29,134
         Furniture, fixtures, machinery and equipment......................            2,333,403          2,575,459
         Transportation equipment..........................................              135,733            140,715
         Improvements to leased premises...................................              469,552            502,256
         Construction in progress..........................................               21,188             54,878
                                                                                    -------------    ---------------
                                                                                       3,044,302          3,313,785
         Less:  Accumulated depreciation and amortization..................            2,031,101          2,117,034
                                                                                    -------------    ---------------
                                                                                       1,013,201          1,196,751
         Leased property under capital leases, less accumulated
             amortization of $32,951 ($33,291 in 1999).....................               21,292             25,882
                                                                                    -------------    ---------------
         Net property, plant and equipment.................................      $     1,034,493          1,222,633
                                                                                    =============    ===============

         The Company had no non-cash additions to leased property for 2000 or 1999. The Company had a non-cash impairment charge of $147,184 for fiscal 2000 as part of the Company's restructuring (see Note 13 - Restructuring and other non-recurring charges).

6.  Income Taxes

         Income tax expense (benefit) consists of:

                                       Current         Deferred          Total
                                     -----------      ----------     -----------
         2000
                  Federal.......... $  111,358         (182,074)       (70,716)
                  State............      4,172           (6,972)        (2,800)
                                     ----------       ----------     -----------
                                    $  115,530         (189,046)       (73,516)
                                     ==========       ==========     ===========

         1999
                  Federal.........  $   79,270           16,110         95,380
                  State...........      17,191            1,574         18,765
                                     ----------       ----------     -----------
                                    $   96,461           17,684        114,145
                                     ==========       ==========     ===========

         1998
                  Federal........  $   115,109          (15,779)        99,330
                  State..........       21,103           (1,261)        19,842
                                     ----------       -----------    -----------
                                   $   136,212          (17,040)       119,172
                                     ==========       ===========    ===========

    Dollar amounts in thousands except per share data, unless otherwise noted

6.       Income Taxes, continued

         The following reconciles the expense (benefit) on the previous page to the Federal statutory income tax rate:

                                                                          2000            1999            1998
                                                                       ------------  --------------  --------------

         Federal statutory income tax rate....................              (35.0)%           35.0%           35.0%
         State and local income taxes, net of federal
            income tax benefits...............................               (0.6)             4.4             3.8
         Tax credits..........................................               (0.9)            (0.6)           (0.6)
         Company owned life insurance (COLI)..................                9.6              0.7            (0.2)
         Goodwill impairment..................................                2.9                -               -
         Other, net...........................................               (0.3)            (1.0)           (0.5)
                                                                       ------------  --------------  --------------
                                                                            (24.3)%           38.5%           37.5%
                                                                       ============  ==============  ==============

         The effective tax rate for fiscal 2000 reflects the effects of certain restructuring expenses and COLI adjustments.

         In addition to the provision for income taxes presented above, the Company recorded deferred tax expense of $265 and $551 in fiscal 1999 and 1998, respectively, related to the unrealized gain on marketable securities.

   Dollar amounts in thousands except per share data, unless otherwise noted

6.  Income Taxes, continued


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at June 28, 2000, June 30, 1999 and June 24, 1998 are presented below:

                                                                               2000          1999          1998
                                                                           ------------- ------------   ------------
         Deferred tax assets:
            Reserve for insurance claims and self-insurance..........   $        79,039       62,429         61,160
            Reserve for vacant store leases..........................            38,308       20,511         20,137
            Unearned promotional allowance...........................             5,310        3,143          6,844
            Reserve for accrued vacations............................            13,463       14,225         14,172
            State net operating loss carry forwards..................            17,052       12,929          9,249
            Excess of book over tax depreciation.....................            12,032       12,196         10,985
            Excess of book over tax rent expense.....................               956        1,084          1,058
            Excess of book over tax retirement expense...............            19,452       17,009         14,757
            Uniform capitalization of inventory......................             9,718        9,684          7,796
            Restructuring costs......................................           130,587            -              -
            Other, net...............................................            52,730       43,213         38,066
                                                                           ------------- ------------  -------------
              Total gross deferred tax assets........................           378,647      196,423        184,224
              Less:  Valuation allowance.............................            16,489       12,401          9,154
                                                                           ------------- ------------  -------------
              Net deferred tax assets................................           362,158      184,022        175,070
                                                                           ------------- ------------  -------------
         Deferred tax liabilities:
            Excess of tax over book depreciation.....................           (46,308)     (31,098)       (11,958)
            Undistributed earnings of the
                              Bahamas subsidiary.....................            (4,761)     (14,347)       (12,616)
            Other comprehensive income...............................                 -       (1,921)        (1,656)
            Other, net...............................................            (9,863)     (26,397)       (20,632)
                                                                           ------------- ------------  -------------
              Total gross deferred tax liabilities...................           (60,932)     (73,763)       (46,862)
                                                                           ------------- ------------  -------------
              Net deferred tax assets................................   $       301,226      110,259        128,208
                                                                           ============= ============  =============

         Noncurrent deferred income taxes of $689 for fiscal 1999 are included in other liabilities in the accompanying consolidated balance sheet.

         The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

   Dollar amounts in thousands except per share data, unless otherwise noted

6.  Income Taxes, continued

         The Company reserved $30.4 million for taxes and $19.7 million for interest ($42.5 million after tax, or $0.29 per diluted share) after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and has appealed. While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

7.  Financing

         On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility, which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The facility was entered into on November 17, 1999 and is renewable on an annual basis. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios. The agreement was amended effective June 27, 2000 to adjust certain financial covenants in consideration of the Company's restructuring.

         In addition to the $700.0 million syndicated credit facility, the Company also has $35.0 million available in short-term lines of credit. As of June 28, 2000, the Company had $235.0 million in commercial paper and no amounts from short-term lines of credit outstanding, as compared to $300.0 million in commercial paper and $165.0 from short-term lines of credit outstanding on June 30, 1999.

8.  Stock Compensation Plans:

         The Company has several stock purchase and incentive plans to reward employees and key executives of the Company. Under SFAS 123, other than normal purchase discounts for the employee stock purchase plan, the fair value at date of grant for the long-term incentive stock compensation plans and the performance based stock option plan are charged to compensation costs over the vesting or performance period.

    Dollar amounts in thousands except per share data, unless otherwise noted

8.  Stock Compensation Plans, continued

         Compensation costs resulted in income of $1.1 million and $1.4 million in fiscal 2000 and 1998, respectively. The primary reason for the income was due to the reversal of compensation expense previously recognized for restricted shares that did not vest. Compensation costs resulted in expense of $2.5 million in 1999.

         The per share weighted fair value of the stock options granted in fiscal 2000 and 1999 were $6.62 and $14.51, respectively. These amounts were estimated on the date of the grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 6.7% and 5.4%; dividend yield of 5.4% and 2.3%; expected lives of 7 years; and volatility of .38 and .30, respectively.

          (a) Stock Purchase Plan: The Company has a stock purchase plan in effect for associates. Under the terms of this Plan, the Company may grant options to purchase shares of the Company's common stock at a price not less than the lesser of 85% of the fair market value at the date of grant or 85% of the fair market value at the time of exercise. There are 2,392,626 shares of the Company's common stock available for the grant of options under the Plan. Loans to associates for the purchase of the Company's common stock are reported in the financial statements as a reduction of Shareholders' Equity, rather than as a current asset. No loans were outstanding at June 28, 2000 and $164 was outstanding at June 30, 1999.

          (b) Stock Compensation Plans: The Company has long-term incentive stock compensation plans. Under these programs the Company issues restricted shares of the Company's common stock to eligible management associates. The following table shows the number of shares issued, forfeited and outstanding.

                                                  Weighted
                                                  Average                          Number of shares
                                                 Issue Price         Total        FY 2000       FY1999      FY 1998
                                             -----------------    ------------ ------------ ------------ ------------
                  1998 Plan
                     Issued                 $     37.25               149,743            -            -      149,743
                     Forfeited                                        149,743       25,548        5,995      118,200
                                                                  ------------
                     Outstanding                                            -
                                                                  ------------
                  1999 Plan
                     Issued                 $     41.12               252,097            -      252,097            -
                     Forfeited                                         63,139       18,592       44,547            -
                                                                  ------------
                     Outstanding                                      188,958
                                                                  ------------
                  2000 Plan
                     Issued                 $     25.75               239,030      239,030            -            -
                     Forfeited                                         93,124       93,124            -            -
                                                                  ------------
                     Outstanding                                      145,906
                                                                  ------------
                   Shares outstanding, June 28, 2000                  334,864
                                                                  ============

    Dollar amounts in thousands except per share data, unless otherwise noted

8.      Stock Compensation Plans, continued

          (b)  Stock Compensation Plans, continued

               The vesting of shares issued prior to January 2000 is contingent upon certain specified goals being attained over a three year period. The shares issued after such date vest one-third each year beginning with the third year from the date of grant, based on continued employment.

          (c) Stock Option Plans: The Company has made shares of the Company's stock available for grant under stock plans described below.

               1. Key Employee: Under the Company's Key Employee Stock Option Plan, 2,000,000 shares of the Company's common stock were made available for grant at an exercise price of no less than the market value at date of grant. Options granted under this performance based stock option plan prior to June 1, 1998 are earned over a two year period and options granted after June 1, 1998 are earned after three years, if certain performance goals are attained.

               2. Retention and Attraction Program: As part of the Company's retention and attraction program, 1,200,000 shares of the Company's common stock were made available for grant to various associates beginning in January 28, 2000 at an exercise price equal to the Company's stock price at date of grant. Options granted as part of the program are earned over a five-year period, in 20% increments, if the associate remains employed in their position at the end of each year.

               3. CEO Stock Options: Pursuant to an employment agreement, 500,000 shares of the Company's common stock were made available for grant at an exercise price of $27.00 per share to the President and Chief Executive Officer of the Company. Currently, 250,000 of the options are currently exercisable and the remaining 250,000 are exercisable on November 23, 2000 or upon an earlier date if there is a change in control or a termination of employment for other than cause, death or disability or for good reason.

    Dollar amounts in thousands except per share data, unless otherwise noted

8.  Stock Compensation Plans, continued

     (c)  Stock Option Plans, continued

          4.   Options Outstanding:

                        Changes in options during the years ended June 28, 2000, June 30, 1999 and June 24, 1998, were as follows:

                                                                                                     Weighted
                                                                                                      Average
                                                                               Number of           Option Price
                                                                                Shares               Per Share
                                                                           ------------------  ----------------------

                        Outstanding - June 25, 1997...................           703,000          $            25.90
                        Granted.......................................                 -          $                -
                        Exercised.....................................          (361,000)         $            22.11
                        Forfeited.....................................           (10,000)         $            34.63
                                                                           --------------          ------------------
                        Outstanding - June 24, 1998...................           332,000          $            29.76
                        Granted.......................................           181,277          $            41.51
                        Exercised.....................................           (50,000)         $            21.06
                        Forfeited.....................................           (25,842)         $            35.65
                                                                           --------------          ------------------
                        Outstanding - June 30, 1999...................           437,435          $            35.27
                        Granted.......................................         1,828,306          $            23.34
                        Exercised.....................................           (50,000)         $            22.44
                        Forfeited.....................................          (886,234)         $            27.43
                                                                           --------------          ------------------
                        Outstanding - June 28, 2000...................         1,329,507          $            24.57
                                                                           ==============          ==================
                        Exercisable  - June 28, 2000..................           277,000          $            26.56
                                                                           ==============          ==================
                        Shares available for additional grant.........         1,325,493
                                                                           ==============

          The  following  table  sets  forth   information   regarding   options
               outstanding at June 28, 2000.


                                                                           Weighted                        Weighted
                                                         Weighted           Average                         Average
                                                          Average          Remaining        Number      Exercise Prices
                                        Number of        Exercise             Life         Currently      for Currently
                          Range          Options           Price             (Years)      Exercisable      Exercisable
                        -------------- ----------      -------------      -----------     -----------   ---------------
                     $  15.00 to 20.00   638,836      $     19.44             9.5                  -                -
                     $  22.44 to 27.00   527,000            26.77             8.6            277,000            26.56
                     $  34.63 to 41.51   163,671            37.52             4.6                  -                -
                                      ------------     -------------      -----------      ----------         --------
                                       1,329,507      $     24.57             8.2            277,000            26.56
                                      ============     =============      ===========      ==========         ========

   Dollar amounts in thousands except per share data, unless otherwise noted

9.       Leases

          (a) Leasing Arrangements: There were 1,403 leases in effect on store locations and other properties at June 28, 2000. Of these 1,403 leases, 26 store leases and 3 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next twenty-two years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

               The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental which is based on a percentage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

          (b) Leases: Leased property under capital leases by major classes are:


                                                               2000       1999
                                                               ----       ----
               Store facilities............................ $ 38,521     43,451
               Warehouses and manufacturing facilities.....   15,722     15,722
                                                             --------   --------
                                                              54,243     59,173
               Less: Accumulated amortization..............   32,951     33,291
                                                             --------   --------
                                                           $  21,292     25,882
                                                             ========   ========

    Dollar amounts in thousands except per share data, unless otherwise noted

9.       Leases, continued


         The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of June 28, 2000.
                                                        Capital       Operating
         Fiscal Year:                                  --------       ----------
            2001.....................               $    7,177          333,973
            2002.....................                    7,238          331,137
            2003.....................                    7,238          327,616
            2004.....................                    6,633          322,796
            2005.....................                    6,076          314,406
            Later years..............                   25,295        3,110,401
                                                       --------      -----------
         Total minimum lease payments........           59,657        4,740,329
                                                                     ===========

         Less: Amount representing estimated
               taxes, maintenance and insurance
               costs included in total minimum
               lease payments.................           1,127
                                                       --------
         Net minimum lease payments...........          58,530
         Less:  Amount representing interest..          23,448
                                                       --------
         Present value of net minimum lease payments..$ 35,082
                                                       ========

Rental payments and contingent  rentals under operating leases are as follows:
                                               2000         1999        1998
                                               ----         ----        ----

         Minimum rentals............... $     323,117      341,296     307,289
         Contingent rentals............         1,380        1,581       1,869
                                            ----------  ----------- -----------
                                        $     324,497      342,877     309,158
                                            ==========  =========== ===========

10. Shareholders' Equity: Comprehensive (loss) income for the year was approximately $(232.0) million, $182.6 million and $199.4 million for 2000, 1999 and 1998, respectively. These amounts differ from net (loss) earnings due to changes in the net unrealized holding gains and losses generated from available-for-sale securities.

         On April 19, 2000, the Board of Directors authorized the repurchase, in either open market or private transactions, of up to ten million shares of the outstanding common stock in addition to the five-million share repurchase program announced on October 6, 1999. From this date through June 28, 2000, the Company has repurchased 7,858,000 shares having an aggregate value of $162.1 million or $20.62 per share.

   Dollar amounts in thousands except per share data, unless otherwise noted

11.      Commitments and Contingent Liabilities

          (a) Associate Benefit Programs: The Company has noncontributory, trusteed profit sharing retirement programs which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $17,625, $67,250 and $67,250 in 2000, 1999 and 1998,
               respectively.

               In addition to providing profit sharing benefits, the Company makes group insurance available to early retirees from the time they retire until age 65 when they qualify for Medicare/Medicaid. Currently, the early retiree group consists of 76 associates. This group of retirees bears the entire cost of this plan, which is maintained totally separate from the Company's regular group insurance plan. The Company reserves the right to modify these benefits.

          (b)  Defined Benefit Plan: The Company has a Management  Security Plan
               (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 517 qualified active associates of the Company and 477 former participants. Total MSP cost charged to operations was $6,104, $6,132 and $5,406 in 2000, 1999 and 1998, respectively. The projected benefit obligation at June 28, 2000 was approximately $47,626. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 2000, 1999 and 1998.

               Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $210,655 and $204,855 at June 28, 2000 and June 30, 1999, respectively.

          (c) Supplemental Retirement Plan: The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. At June 28, 2000 and June 30, 1999, the Company's liability under this program was $17.0 million and $14.1 million, respectively.

    Dollar amounts in thousands except per share data, unless otherwise noted

11.    Commitments and Contingent Liabilities, continued

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

               In July 1999, the Company, without admitting any wrongdoing, reached a settlement with the named plaintiffs in a discrimination class action lawsuit filed on behalf of certain female and African-American present and former associates. The settlement has been approved by the U. S. District Court in Jacksonville, Florida. Implementation of the settlement has been stayed pending an appeal of the Court's denial of a motion to intervene by a third party. The settlement amount is approximately $33.0 million, which the Company will pay from accruals over the next seven years.

               While the ultimate outcome of litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations.

               See Note 6 - Income Taxes with respect to certain litigation pending before the U.S. Tax Court.

    Dollar amounts in thousands except per share data, unless otherwise noted

12.      Related Party Transactions

         The Company is self-insured for purposes of employee group life, medical, accident and sickness insurance, with American Heritage Life Insurance Company (the "Insurance Company"), a related party through November 1, 1999, providing administrative services and expenses for medical and accident claims. Total payments aggregating through November 1, 1999 were $17,632. Payments for fiscal 1999 and 1998 were $40,341 and $29,440, respectively.

13.      Restructuring and Other Non-recurring Charges

         On April 20, 2000, the Board of Directors approved and the Company announced a major restructuring to improve the support of the retail stores and the Company's overall efficiency. The restructuring plan
         includes   the  actions   listed  below  that  have  been  or  will  be
         implemented. The plan includes certain exit costs and employee termination benefits that will be incurred within one year from the commitment date.

         Action                                                     Status
         -------------------------------------------------------- --------------
         Executive management reduction and realignment..........  Completed
         Division management reduction and realignment...........  Completed
         Consolidation of division offices eliminating three
          division offices - Tampa, Atlanta, and Midwest.........  Completed
         Closing of one warehouse facility- Tampa................  Completed
         Closing of two manufacturing facilities
          - Detergent and Bag Plants.............................  Completed
         Centralization of procurement, marketing and
          merchandising..........................................  Completed
         Eliminating approximately 11,000 positions..............  Completed
         Closing of 116 unprofitable stores......................  Completed, except for 5
                                                                   stores being
                                                                   further
                                                                   evaluated
         Retrofitting approximately 650 stores to improve
          efficiency and customer service........................  In progress

         As a result of the restructuring, the Company will record a pre-tax charge of approximately $540 million ($345 million after tax or $2.37 per diluted share). The Company has recorded approximately $396 million of the pre-tax charge ($256 million after tax or $1.76 per diluted share) in the fourth quarter of fiscal 2000 and will record the balance in fiscal 2001. A summary of the restructuring charges and the remaining accrual at year-end follows:

                                     Employee           Lease
                                    Termination      Termination     Other Location        Asset
                                       Costs            Costs         Closing Costs      Impairment       Total
                                  --------------    ------------    ----------------    -----------    -------------
         Additions             $         16,713         189,295              10,722        179,299  $       396,029
         Utilization                      7,546           2,628              10,647        179,299          200,120
                                  --------------    ------------    ----------------    -----------    -------------
         Balance at 6/28/00    $          9,167         186,667                  75              -  $       195,909
                                  ==============    ============    ================    ===========    =============

    Dollar amounts in thousands except per share data, unless otherwise noted

13 Restructuring and Other Non-recurring Charges - continued

         In addition to the restructuring charge, an additional $8.9 million ($5.5 million after tax) was charged to cost of sales due to the write off of inventories in stores and manufacturing plants that closed as part of the restructuring plan.

         The following table shows the number of people that were eligible for severance under the restructuring plan.
                                                         Manufacturing
                                                          and Support
                                                Retail     Facilities     Total
                                               -------- --------------- --------
         Eligible for severance.............    3,351          655        4,006
         Number paid........................      636          240          876
         Became ineligible..................    1,275           63        1,338
                                               ------- ---------------- --------
         Number eligible at June 28, 2000...    1,440          352        1,792


         As part of the Company's restructuring, all stores were evaluated based on current and projected profitability. As part of this evaluation, the Company performed an impairment review of its long-lived assets. During this review, the Company identified impairment losses for assets to be disposed of and assets to be held and used.

         The impairment charge for assets to be disposed of related primarily to the carrying value of equipment and leasehold improvements for the stores, division offices, warehouse and manufacturing plants that were closed as part of the restructuring discussed above. The impairment charge was determined using the fair value less the cost to sell. The amount of the impairment charge for assets to be disposed of included in the restructuring charge table above is $77.9 million.

         The impairment charge for assets to be held and used related primarily to the carrying value of equipment, leasehold improvements and goodwill for certain stores that will continue to be operated by the Company. Projected future undiscounted cash flows were used to determine whether the assets were impaired. For the assets that were determined to be impaired, the impairment charge was calculated to be the difference between the carrying value of the asset and the greater of discounted cash flows and estimated fair value of the asset. Goodwill impairment was measured as the difference between the carrying value of the goodwill and the discounted cash flows of the operations that gave rise to the goodwill. As a result, an impairment charge of $101.4 million related to assets to be held and used was recognized, reducing the carrying value of fixed assets and goodwill by $69.3 million and $32.1 million, respectively.

         In 1998, the Company began its consolidation of the accounting departments to corporate headquarters. The opening of the new distribution facility in Raleigh, North Carolina, resulted in the closing and the sale of the older Raleigh distribution facility and the reorganization of the Raleigh and Charlotte divisions. The Company experienced a nonrecurring administrative charge totaling $18.1 million (after tax, $11.0 million or $0.07 per diluted share) due to these activities.

    Dollar amounts in thousands except per share data, unless otherwise noted

14.      Quarterly Results of Operations (Unaudited)

         The following is a summary of the unaudited quarterly results of operations for the years ended June 28, 2000 and June 30, 1999:

                                                                            Quarters Ended

                                                         Sept. 22        Jan. 12          April 5          June 28
                         2000                           (12 Weeks)     (16 Weeks)       (12 Weeks)      (12 Weeks)
                         ----                           ----------     ----------       ----------      ----------
         Net sales...............................   $    3,162,171       4,276,024       3,199,356        3,059,996
         Gross profit on sales...................   $      846,647       1,142,309         845,948          804,943
         Net earnings (loss).....................   $       22,069         (18,793)         10,273         (242,444)
         Basic earnings (loss) per share.........   $         0.15          (0.13)            0.07            (1.70)
         Diluted earnings (loss) per share.......   $         0.15          (0.13)            0.07            (1.70)
         Net LIFO charge.........................   $        1,833           2,444           1,833            3,173
         Net LIFO charge per diluted share.......   $         0.01            0.02            0.01             0.02
         Dividends per share.....................   $        0.170           0.340           0.255            0.255
         Market price range......................   $  41.94-31.31     33.00-22.31     24.00-14.38      21.31-14.25

                                                                          Quarters Ended

                                                         Sept. 16        Jan. 6          March 31         June 30
                         1999                           (12 Weeks)     (16 Weeks)       (12 Weeks)      (13 Weeks)
                         ----                           ----------     ----------       ----------      ----------
         Net sales...............................   $    3,190,755       4,264,207      3,203,524         3,478,017
         Gross profit on sales...................   $      841,275       1,156,000        872,659           930,979
         Net earnings............................   $       14,550          52,359         58,818            56,608
         Basic earnings per share................   $         0.10            0.35           0.40              0.38
         Diluted earnings per share..............   $         0.10            0.35           0.40              0.38
         Net LIFO charge (credit)................   $        2,444           2,444          1,833            (4,030)
         Net LIFO charge (credit) per diluted
           share.................................   $         0.01            0.02           0.01             (0.02)
         Dividends per share.....................   $        0.170           0.340          0.255             0.255
         Market price range......................   $  52.19-36.25     46.50-28.63    46.69-36.94       38.50-33.06


    Dollar amounts in thousands except per share data, unless otherwise noted

14.      Quarterly Results of Operations (Unaudited), continued

         During 2000 and 1999, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.0% to 1.1% and 1.1% to 0.3%, respectively.

                                                                              Fourth Quarter Results of Operations
                                                                            June 28, 2000            June 30, 1999
                                                                            (12 Weeks)               (13 Weeks)
                                                                         ------------------       -----------------
         Net sales...............................................    $          3,059,996               3,478,017
         Cost of sales...........................................               2,255,053               2,547,038
                                                                         -----------------       -----------------
         Gross profit on sales...................................                 804,943                 930,979
         Operating and administrative expenses...................                 796,247                 868,563
         Restructuring and other non-recurring charges...........                 396,029                       -
                                                                         -----------------       -----------------
         Operating (loss) income.................................                (387,333)                 62,416
         Cash discounts and other income, net....................                  20,245                  32,481
         Interest expense........................................                  (6,784)                 (2,851)
                                                                         -----------------       -----------------
         (Loss) earnings before income taxes.....................                (373,872)                 92,046
         Income taxes............................................                (131,428)                 35,438
                                                                         -----------------       -----------------
         Net (loss) earnings.....................................    $           (242,444)                 56,608
                                                                         =================       =================

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of August 9, 2000, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 28, 2000 and June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 28, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index on page 17 of the annual report on Form 10-K for the year 2000. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                      KPMG LLP



Jacksonville, Florida
August 9, 2000



                                                                                                   Schedule II


                                  WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                               Consolidated Valuation and Qualifying Accounts
                         Years Ended June 28, 2000, June 30, 1999 and June 24, 1998
                                           (Amounts in thousands)


                                                          Balance at      Additions     Deductions      Balance at
                                                           beginning      charged          from             end
                     Description                            of year       to income      reserves         of year
------------------------------------------------------    ------------    -----------   ------------    ------------

Year ended June 28, 2000:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         3,615         19,021         18,814           3,822
                                                          ============    ===========   ============    ============


Year ended June 30,1999:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         2,623         14,506         13,514           3,615
                                                          ============    ===========   ============    ============


Year ended June 24,1998:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         1,699         13,995         13,071           2,623
                                                          ============    ===========   ============    ============