Form 10-Q
period 2000-09-20
WINN DIXIE STORES INC
filed 2000-10-24
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 20, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         As of October 20, 2000, there were 139,553,678 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

                                                                         Page

   Condensed Consolidated Statements of Operations
          (Unaudited), For the 12 Weeks Ended
          September 20, 2000 and September 22, 1999                        1

   Condensed Consolidated Balance Sheets (Unaudited),
          September 20, 2000 and June 28, 2000                             2

   Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 12 Weeks Ended
         September 20, 2000 and September 22, 1999                         3

   Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                    4-8

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-13


                           Part II: Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders          14

   Item 5.   Other Information                                            15

   Item 6.  Exhibits and Reports on Form 8-K                              15

   Signatures                                                             15

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Amounts in thousands except per share data



                                                  For the 12 Weeks Ended
                                        ----------------------------------------
                                           Sept. 20, 2000       Sept. 22, 1999
                                        -------------------  -------------------

 Net sales                             $        2,940,862            3,162,171

 Cost of sales                                  2,193,963            2,292,579
                                            ---------------      ---------------

 Gross profit                                     746,899              869,592

 Operating & administrative expenses              715,122              827,120

 Restructuring and other non-recurring charges      8,953                    -
                                            ---------------      ---------------

 Operating income                                  22,824               42,472

 Interest expense                                   7,518                6,587
                                            ---------------      ---------------

 Earnings before income taxes                      15,306               35,885

 Income taxes                                       5,893               13,816

                                            ---------------      ---------------
 Net earnings                        $              9,413               22,069
                                            ===============      ===============

 Basic earnings per share            $               0.07                 0.15
                                            ===============      ===============

 Diluted earnings per share          $               0.07                 0.15
                                            ===============      ===============

 Dividends per share                 $               0.17                 0.17
                                            ===============      ===============


  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands

ASSETS                                      Sept. 20, 2000        June 28, 2000
------                                      --------------        -------------

Current Assets:
   Cash and cash equivalents              $       23,822                 29,576
   Trade and other receivables                   108,703                107,425
   Merchandise inventories less
     LIFO reserve of $235,368
   ($232,368 at June 28, 2000)                 1,163,232              1,141,405


   Prepaid expenses                               30,417                 58,739
   Deferred income taxes                         135,606                134,777
                                           ---------------    ------------------
     Total current assets                      1,461,780              1,471,922
                                           ---------------    ------------------
Cash surrender value of life insurance, net       10,088                 14,035
Net property, plant and equipment              1,150,734              1,034,493
Intangible assets, net                            18,431                 18,795
Non-current deferred income taxes                162,243                166,449
Other assets                                      41,732                 41,399
                                           ---------------    ------------------

                                          $    2,845,008              2,747,093
                                           ===============    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                       $      534,301                575,877
   Short-term borrowings                         465,000                235,000
   Reserve for insurance claims
     and self-insurance                           96,944                101,874
   Reserve for restructuring expenses             38,407                 52,721
   Accrued wages and salaries                    104,123                114,883
   Accrued rent                                   93,739                 88,247
   Accrued expenses                              158,767                164,502
   Current obligations under capital leases        2,857                  2,843
   Income taxes payable                           64,111                 85,606
                                           ---------------    ------------------
      Total current liabilities                1,558,249              1,421,553
                                           ---------------    ------------------
Reserve for insurance claims
   and self-insurance                            140,801                141,251
Obligations under capital leases                  31,634                 32,239
Defined benefit plan                              46,307                 45,241
Long-term restructuring expenses                 140,514                143,188
Other liabilities                                 99,909                 95,786
                                           ---------------    ------------------
Shareholders' equity:
   Common stock                                  139,553                140,830
   Retained earnings                             688,041                727,005
                                           ---------------    ------------------
      Total shareholders' equity                 827,594                867,835
                                           ---------------    ------------------

                                         $     2,845,008              2,747,093
                                           ===============    ==================

  See accompanying notes to Condensed Consolidated Financial Statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                    For the 12 Weeks Ended
                                             -----------------------------------
             FISCAL YEAR-TO-DATE               Sept. 20, 2000    Sept. 22, 1999
                                             -----------------------------------

Cash flows from operating activities:
   Net earnings                            $           9,413             22,069
   Adjustments to reconcile net earnings to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                  44,352             61,374
       Deferred income taxes                           3,377              6,362
       Defined benefit plan                            1,066                711
       Non-cash restructuring and
         other non-recurring charges                     593                  -
       Reserve for insurance claims and
         self-insurance                               (5,379)               110
       Stock compensation plans                        2,919                688
       Change in cash from:
         Receivables                                  (1,278)            86,819
         Merchandise inventories                     (21,826)            40,329
         Prepaid expenses                             28,321             34,827
         Accounts payable                            (41,593)           (24,817)
         Restructuring                               (14,970)                 -
         Income taxes                                (21,495)             6,801
         Other current accrued expenses               (8,088)            52,181
                                            -----------------   ----------------
           Net cash (used in) provided by
             operating activities                    (24,588)           287,454
                                            -----------------   ----------------
Cash flows from investing activities:
   Purchases of property, plant and
     equipment, net                                 (162,904)           (46,538)
   Decrease (increase) in investments and
     other assets                                      3,717             (5,891)
                                            -----------------   ----------------
           Net cash used in investing activities    (159,187)           (52,429)
                                            -----------------   ----------------
Cash flows from financing activities:
   Increase (decrease) in short-term borrowings      230,000           (165,000)
   Payments on capital lease obligations                (642)              (640)
   Purchase of common stock                          (16,962)               (61)
   Proceeds of sales under associates'
     stock purchase plan                                   -                 78
   Dividends paid                                    (24,525)           (25,212)
   Other                                              (9,850)           (12,665)
                                            -----------------   ----------------
           Net cash provided by (used in)
             financing activities                    178,021           (203,500)
                                            -----------------   ----------------
(Decrease) increase in cash and cash equivalents      (5,754)            31,525
Cash and cash equivalents at beginning of year        29,576             24,746
                                            -----------------   ----------------
Cash and cash equivalents at end of period $          23,822             56,271
                                            =================   ================
Supplemental cash flow information:
   Interest paid                           $           7,906              4,233
   Interest and dividends received         $              53                217
   Income taxes paid                       $          24,012                556
                                            =================   ================

See accompanying notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(A) Basis of Presentation: Financial information reflects all adjustments, which, in the opinion of management, are necessary to reflect the results of operations and financial position for the quarters shown. These condensed financial statements should be read in conjunction with the fiscal 2000 Form 10-K Annual Report of the Company. The condensed consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Inventories: Merchandise inventories are stated at the lower of cost or market, approximately 84% of which are valued under the LIFO method.

(C) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $3.0 million in fiscal 2001 and in fiscal 2000. If the FIFO method had been used, current quarter net earnings would have been $11.3 million, or $0.08 per diluted share, as compared with net earnings of $23.9 million, or $0.16 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subjected to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

(D) Comprehensive Income: The Company had no amounts from other comprehensive income for the quarters ended September 20, 2000 and September 22, 1999. Accordingly, comprehensive income equals net income for both years.

(E) Credit Arrangements: On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility, which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The facility was entered into on November 17, 1999. Outstanding amounts under the credit facility bear interest at certain floating rates as specified by the credit facility. The credit facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios.

     In addition to the $700.0 million syndicated credit facility, the Company also has $35.0 million available in short-term lines of credit. As of September 20, 2000, the Company had $465.0 million in commercial paper and no amounts from short-term lines of credit outstanding, as compared to $235.0 million in commercial paper and no amounts from short-term lines of credit outstanding on June 28, 2000. The average interest rate on the commercial paper outstanding on September 20, 2000 and June 28, 2000 was 7.0%.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
   Dollar amounts in thousands except per share data, unless otherwise noted

(F) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2001 and 2000 is 38.5%.

     During fiscal 2000, the Company reserved $30.4 million for taxes and $19.7 million for interest ($42.5 million after tax, or $0.29 per diluted share) after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. Additional interest totaling $1.4 million ($0.9 million after tax, or $0.01 per diluted share) was recorded in the current quarter. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and has appealed. While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

(G) Earnings Per Share: The following weighted average number of shares of common stock was used in the calculation for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method.

                                       2001                          2000
                                      ------                        ------
     Basic:
       Quarter                     139,359,455                    148,337,967


     Diluted:
       Quarter                     139,588,228                    148,670,495

(H) Common Stock: On April 19, 2000, the Board of Directors authorized the repurchase, in either open market or private transactions, of up to ten million shares of the outstanding common stock in addition to the five-million share repurchase program announced on October 6, 1999. From October 6, 1999 through September 20, 2000, the Company has repurchased 9,034,400 shares having an aggregate cost of $179.0 million or $19.82 per share.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
   Dollar amounts in thousands except per share data, unless otherwise noted

(I) Business Reporting Segments: Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represents less than 1% of the Company's total sales and assets.

(J) Restructuring and Other Non-recurring Charges: On April 20, 2000, the Board of Directors approved and the Company announced a major restructuring to improve the support of the retail stores and the Company's overall efficiency.

     The restructuring plan includes the actions listed below that have been or will be implemented. The plan includes certain exit costs and employee termination benefits that will be incurred within one year from the commitment date.

                                                                     Status at
                 Action                                            Sept. 20,2000
     ------------------------------------------------------------- ------------
      Executive management reduction and realignment.............. Completed
      Division management reduction and realignment............... Completed
      Consolidation of division offices eliminating three division offices - Tampa, Atlanta, and Midwest..................... Completed
      Closing of one warehouse facility- Tampa.................... Completed
      Closing of two manufacturing facilities - Detergent and
        Bag Plants................................................ Completed
      Centralization of procurement, marketing and merchandising.. Completed
      Eliminating approximately 11,000 positions.................. Completed
      Closing of 116 unprofitable stores.......................... Five stores remain to be
                                                                   closed
      Retrofitting approximately 650 stores to improve efficiency and customer service...................................... 21 completed and 260
                                                                   under
                                                                   construction

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
   Dollar amounts in thousands except per share data, unless otherwise noted


(J)  Restructuring and Other Non-recurring Charges: continued

     As a result of the restructuring, the Company recorded expenses of approximately $396 million ($256 million after tax or $1.76 per diluted share) in the fourth quarter of fiscal 2000. Charges totaling $9.0 million ($5.5 million after tax or $0.04 per diluted share) were recorded in the current quarter. A summary of the restructuring charges and the remaining accrual follows:

                                                 Other                   Asset
                     Employee        Lease      Location                Removal &
                    Termination   Termination    Closing      Asset      Related
                        Costs         Costs       Costs     Impairment    Costs        Total
                   -------------- ------------- ---------- ------------ ----------- -----------
     Additions    $   16,713         189,295      10,722      179,299       -      $   396,029
     Utilization      (7,546)         (2,628)    (10,647)    (179,299)      -         (200,120)
                     --------      ----------   ---------   ----------    ------     ----------
     Balance at
      6/28/00     $    9,167         186,667          75            -       -      $   195,909


     Additions             -               -       3,050        2,611     5,310         10,971
     Adjustments      (2,018)              -           -            -         -         (2,018)
     Utilization      (4,812)        (10,124)     (3,084)      (2,611)   (5,310)       (25,941)
                     --------      ----------   ---------   ----------    ------     ----------
     Balance at
      9/20/00     $    2,337         176,543          41            -         -    $   178,921
                     ========      ==========   =========   ==========    ======     ==========


     The adjustment to employee termination costs represent the accrued severance for employees in closed stores where the employees subsequently became ineligible for severance. The addition to other location closing costs includes travel expenses, inventory retagging and employee relocation costs in connection with the restructuring. Asset removal and related costs and asset impairments in the current quarter are the expenses involved in the retrofit of selected stores.

     The following table shows the number of people that are eligible for severance under the restructuring plan.

                                                         Manufacturing
                                                          and Support
                                             Retail       Facilities      Total
                                            --------    ---------------  -------
     Eligible for severance                  3,351          655           4,006
     Number paid                               636          240             876
     Became ineligible                       1,275           63           1,338
                                            --------    ---------------  -------
     Number eligible at June 28, 2000        1,440          352           1,792

     Number paid                               416          233             649
     Became ineligible                         902           53             955
                                            --------    ---------------  -------
     Number eligible at September 20, 2000     122           66             188
                                            ========    ===============  =======

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
   Dollar amounts in thousands except per share data, unless otherwise noted


(K) Reclassification: Cash discounts and other income have been reclassified as a reduction of cost of sales and operating and administrative expenses, respectively. The reclassification reduced cost of sales in fiscal years 1998, 1999 and 2000 by $105.5 million, $102.4 million and $87.2 million, respectively. This reclassification is consistent with industry practice. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     In July 1999, the Company, without admitting any wrongdoing, reached a settlement with the named plaintiffs in a discrimination class action lawsuit filed on behalf of certain female and African-American present and former associates. The settlement has been approved by the U. S. District Court in Jacksonville, Florida. Implementation of the settlement has been stayed pending the expiration of the appeal period of the 11th Circuit Court of Appeal's decision upholding the denial of a motion to intervene by a third party. The settlement amount is approximately $33.0 million, which the Company will pay from accruals over the next seven years.

     While the ultimate outcome of litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations.

     See Note (F) "Income Taxes" with respect to certain litigation pending before the U.S. Tax Court.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales. Sales for the first quarter of fiscal 2001 were $2.9 billion, a decrease of $221.3 million or 7.0% compared with the same quarter last year. Average store sales increased 2.0%. Identical store sales decreased 3.2% and comparable store sales, which includes replacement stores, decreased 2.8% in part due to the elimination of unprofitable sales departments, including melon bars, salad bars, deli-cafe's, dry cleaners, and photo processing. In addition, the Company had a reduction in the number of 24-hour stores and construction disruptions from numerous store modifications (retrofits). During the first quarter of fiscal 2001, 281 locations had construction in progress due to the retrofit activity. It is anticipated that these factors will adversely affect the Company's sales for the balance of fiscal 2001.

During the first quarter of fiscal 2001, the Company opened 3 new stores averaging 47,600 square feet and closed 3 older stores averaging 27,300 square feet, which resulted in a total of 1,079 locations in operation on September 20, 2000, compared to 1,184 on September 22, 1999. As of September 20, 2000, retail space totaled 48.1 million square feet, a 7.4% decrease from the prior year. Excluding stores closed in connection with the restructuring, retail space increased 1.7% as compared to the first quarter of fiscal 2000. The Company has 13 new stores and 11 store enlargements or remodels under construction unrelated to the retrofits.

Gross Profit. Gross profit decreased $122.7 million for the first quarter of fiscal 2001 as compared to the corresponding period in fiscal 2000. As a percentage of sales, gross profit for the 12 week period was 25.4%, compared to 27.5% in the same period of the previous year. Gross profit dollars have decreased partially as a result of the closing of 111 stores as part of management's plan of restructuring. In addition, gross profit has been negatively impacted by the elimination of high gross profit, yet unprofitable, sales departments. Higher cost of goods sold was incurred during the Company's transition to centralized merchandise procurement. The Company expects an improvement in the cost of goods as its central procurement operation matures and achieves more effective buying and enhanced promotional activity.

Operating and administrative expenses. Operating and administrative expenses decreased $112.0 million for the first quarter of fiscal 2001 as compared to the corresponding period in fiscal 2000. As a percentage of sales, operating and administrative expenses were 24.3% for the current year, as compared to 26.2% in the same period of the previous year. The decrease in operating and administrative expenses was primarily due to a decrease in retail and administrative operating expenses, such as payroll, depreciation, rent and leasehold improvement amortization. The expense reduction was an expected result of the restructuring and came primarily from the closing of the three division offices, 111 stores and the elimination of high labor cost service departments.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations, continued

Interest expense. Interest expense totaled $7.5 million for the first quarter of fiscal 2001, compared to $6.6 million for the corresponding period in fiscal 2000. Interest expense is primarily interest on capital leases and interest on short-term debt. The increase in interest expense reflects a $1.4 million interest reserve recorded after receiving an unfavorable opinion from the U.S. Tax Court in October 1999 relating to company owned life insurance (see Note (F) "Income Taxes").

During the first quarter of fiscal 2001, the Company capitalized interest totaling $2.2 million related to construction of new stores and a warehouse facility in Jacksonville, Florida.

Earnings before income taxes. Earnings before income taxes were $15.3 million for the current quarter, compared to $35.9 million in the previous year. The reduction in pretax earnings for fiscal 2001 is primarily due to the decrease in gross profit and partially offset by a decline in operating and administrative expenses.

Income taxes have been accrued at an effective tax rate of 38.5% for fiscal 2001 and 2000. This rate is expected to approximate the effective rate for the full 2001 fiscal year.

Net earnings for the first quarter of fiscal 2001 amounted to $9.4 million, or $0.07 per diluted share as compared to net earnings of $22.1 million, or $0.15 per diluted share, for the corresponding period of the previous year. During the first quarter of fiscal 2001, the LIFO charge reduced net earnings by $1.9 million, or $0.01 per diluted share, compared to a reduction in earnings of $1.8 million, or $0.01 per diluted share, in the corresponding period of fiscal 2000.

Restructuring Plan

Part of the restructuring plan involves store modifications (retrofits) that combine certain service departments in approximately 650 stores to improve efficiency and customer service. As of September 20, 2000, 260 locations were under construction and 21 were completed. Capital expenditures related to the retrofits are estimated to be approximately $85 million.

The Company estimates restructuring charges during fiscal 2001 to be approximately $144 million ($88.6 million after tax or $0.63 per diluted share). The charges are for asset impairments and asset removal and related costs for the store retrofits and location closing costs. Of that amount, charges totaling $9.0 million ($5.5 million after tax or $0.04 per diluted share) were recorded in the first quarter of fiscal 2001.

The Company expects a reduction in expenses from labor savings, reduced inventory shrink and other expense reductions approximately one year following completion of the restructuring.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Restructuring, continued

The following table shows the effect on the quarter of the restructuring charges (see Note (J) "Restructuring and Other Non-recurring Charges") and interest on the reserve recorded in connection with the tax court's decision regarding company owned life insurance (see Note (F) "Income Taxes").

                                                        Non-          Excluding
         Quarter ending                               recurring          Non-
       September 20, 2000           As Reported        Charges        recurring
  -----------------------------    ------------       ---------      -----------

  Net sales ...................  $   2,940,862              -         2,940,862
  Cost of sales ...............      2,193,963              -         2,193,963
                                   ------------       ---------      -----------
  Gross profit on sales .......        746,899              -           746,899
  Operating and
   administrative expenses ....        715,122              -           715,122
  Restructuring and other
   non-recurring charges ......          8,953           8,953                -
                                   ------------       ---------      -----------
  Operating income ............         22,824          (8,953)          31,777
  Interest expense ............          7,518           1,387            6,131
                                   ------------       ---------      -----------
  Earnings before income tax ..         15,306         (10,340)          25,646
  Income taxes ................          5,893          (3,981)           9,874
                                   ------------       ---------      -----------
  Net earnings                    $      9,413          (6,359)          15,772
                                   ============       =========      ===========
  Basic earnings per share        $       0.07           (0.04)            0.11
                                   ============       =========      ===========
  Diluted earnings per share      $       0.07           (0.04)            0.11
                                   ============       =========      ===========

Liquidity and Capital Resources

Cash and cash equivalents amounted to $23.8 million at September 20, 2000 compared to $56.3 million at September 22, 1999. Net cash used in operating activities amounted to $24.6 million for the 12 weeks ended September 20, 2000. Capital expenditures in the first quarter of fiscal 2001 totaled $162.9 million for the quarter ended September 20.2000 compared to $46.5 million for the comparable period last year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Included in the current year expenditures are amounts related to retrofits, new store construction and for construction of the distribution and retail support center in Jacksonville, Florida. The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $450.0 million in 2001. The Company has no material construction or purchase commitments outstanding as of September 20, 2000.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources, continued

Working capital amounted to $(96.5) million at September 20, 2000, compared to $50.4 million at June 28, 2000. The decrease was primarily due to the capital expenditures as previously discussed.

The Company has an authorized $700.0 million commercial paper program. In addition, the Company has $35.0 million of short-term lines of credit. These lines of credit are available when needed during the year and are renewable on an annual basis. The Company is not required to maintain compensating bank balances in connection with these lines of credit.

As of September 20, 2000, $465.0 million of commercial paper was outstanding as compared to $235.0 million on June 28, 2000. The average interest rate on the commercial paper outstanding on September 20, 2000 and June 28, 2000 was 7.0%. The Company had no amounts in short-term borrowings against bank lines of credit as of September 20, 2000 or as of June 28, 2000.

Excluding capital leases, the Company had no outstanding long-term debt as of either September 20, 2000 or June 28, 2000.

In September 2000, Standard & Poor's Ratings Service and Moody's Investors Service, Inc. lowered the Company's long term debt ratings to BBB- and Baa3, respectively, and its commercial paper ratings to A-3 and P-3, respectively. The ratings from Standard & Poor's are currently on negative outlook. These actions have adversely affected the cost and availability of commercial paper as a source of current financing. Therefore, the Company intends to replace its commercial paper borrowings with borrowings under its $700 million revolving credit facility (the "Facility") or other debt issuances. The Facility permits a one-year term loan of up to $700 million, which the Company will borrow on or before November 15, 2000. The current rates under the Facility are higher than the commercial paper rates currently paid.

With respect to any references made to ratings assigned to the Company's debt securities, there can be no assurance that the Company will be successful in maintaining its credit quality, or that such credit ratings will continue for any given period of time, or that they will not be revised downward or withdrawn entirely by the rating agencies. Credit ratings reflect only the view of the rating agencies, whose methodology and the significance of their ratings may be obtained from them.

The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability, which might result from any such proceedings, will not have a material adverse effect on the Company's consolidated earnings or financial position.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

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

Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to:

     o the Company's ability to successfully complete the restructuring of our management and retail operations and to realize the cost savings and other benefits of such program;

     o    pricing pressures and other competitive factors;

     o general business and economic conditions in ou operating regions, including the rate of inflation/deflation and changes in population, consumer demands and spending, types of employment and numbers of jobs;

     o    changes  in  federal,   state  or  local  legislation  or  regulations
          affecting the retail food and food distribution industries (including environmental compliance);

     o    the availability and integration of potential acquisitions; and

     o    the availability and terms of financing.

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

     (a) The 2000 Annual Meeting of Shareholders of the Company took place on October 4, 2000.

     (b)  Four matters were voted on at the meeting:

          1. The election of two (2) Class II Directors for terms expiring in 2003;

          2. Approval of the amendment to increase the number of shares available for sale under the Revised Winn-Dixie Stock Purchase Plan for Employees and to reapprove and adopt such Plan, as amended;

          3. Approval of the amendment to increase the number of shares available for sale pursuant to options granted under the Key Employee Stock Option Plan and to reapprove and adopt such Plan, as amended;

          4. Ratification of the appointment by the Board of Directors of the Company of KPMG LLP as auditors of the Company for the fiscal year commencing June 29, 2000.


          With respect to the election of Directors, the votes were as follows:

               Class II, for terms                      Shares          Broker
                expiring in 2003      Shares for       Withheld        Non-vote
               -----------------------------------------------------------------
               Allen R. Rowland      116,111,637       3,001,688            257
               Ronald Townsend       115,936,554       3,176,771            257

          With respect to approval of the amendment to the Revised Winn-Dixie Stock Purchase Plan for Employees, the vote was: 102,847,889 shares for; 3,823,499 shares against; 948,152 shares abstained. There were 11,494,042 broker non-votes.

          With respect to approval of the amendment to the Key Employee Stock Option Plan, the vote was: 101,958,99 shares for; 4,579,821 shares against; 1,080,720 shares abstained. There were 11,494,042 broker non-votes.

          With respect to the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing June 29, 2000, the vote was:
          117,678,455 shares for; 629,223 shares against; 805,647 shares abstained. There were 257 broker non-votes.

                   WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Item 5. Other Information

          Senior Vice President: Dennis M. Sheehan, formerly a private real estate developer for grocery and other retail facilities in the Southeast, was elected Senior Vice President and Director of Real Estate.

          Gooding's  acquisition:  In October  2000,  the Company  completed the
          acquisition   of  nine   Orlando,   FL  area  stores  from   Gooding's
          Supermarkets, Inc.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.3 Key Employee Stock Option Plan effective January 24, 1990 as amended through August 9, 2000.

          10.7 Winn-Dixie Stores, Inc. Directors' Deferred Fee Plan as amended through October 4, 2000.

          10.8 Winn-Dixie Stores, Inc. Stock Plan for Directors effective October 4, 2000.

     (b)  Report on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended September 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         WINN-DIXIE STORES, INC.


   Date: October 24, 2000                                RICHARD P. MC COOK
                                                  ------------------------------
                                                         Richard P. McCook
                                                     Senior Vice President and
                                                       Chief Financial Officer


   Date: October 24, 2000                                D. MICHAEL BYRUM
                                                  ------------------------------
                                                         D. Michael Byrum
                                                    Vice President, Corporate
                                                        Controller and
                                                     Chief Accounting Officer