Form 10-Q
period 2001-01-10
WINN DIXIE STORES INC
filed 2001-02-02
CIK 107681

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)
     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 10, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         As of January 10, 2001 there were 140,468,366 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

                                                                          Page

   Condensed Consolidated Statements of Operations
          (Unaudited), For the 16 and 28 Weeks Ended
          January 10, 2001 and January12, 2000                               1

   Condensed Consolidated Balance Sheets (Unaudited),
          January 10, 2001 and June 28, 2000                                 2

   Condensed Consolidated Statements of Cash Flows
          (Unaudited), For the 28 Weeks Ended
          January 10, 2001 and January 12, 2000                              3

   Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                     4-13

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            14-19


                           Part II: Other Information

   Item 5.   Other Information                                              20

   Item 6.  Exhibits and Reports on Form 8-K                                20

   Signatures                                                               21

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Amounts in thousands except per share data



                     MOST RECENT QUARTER           For the 16 Weeks Ended
                                            ------------------------------------
                                             Jan. 10, 2001         Jan 12, 2000
                                            -----------------     --------------

 Net sales                                 $     3,956,338            4,276,024
 Cost of sales                                   2,895,224            3,106,343
                                               ------------         ------------
 Gross profit                                    1,061,114            1,169,681
 Operating & administrative expenses               988,007            1,124,005
 Restructuring and other non-recurring charges      37,253                    -
                                               ------------         ------------
 Operating income                                   35,854               45,676
 Interest expense (Note F)                          16,068               26,803
                                               ------------         ------------
 Earnings before income taxes                       19,786               18,873
 Income taxes (Note F)                               7,617               37,666
                                               ------------         ------------
 Net earnings (loss)                      $         12,169              (18,793)
                                               ============         ============
 Basic earnings (loss) per share          $           0.09                (0.13)
                                               ============         ============
 Diluted earnings (loss) per share        $           0.09                (0.13)
                                               ============         ============
 Dividends per share                      $           0.34                 0.34
                                               ============         ============


                       FISCAL YEAR-TO-DATE           For the 28 Weeks Ended
                                            ------------------------------------
                                             Jan. 10, 2001         Jan 12, 2000
                                            ----------------      --------------

 Net sales                               $       6,897,200            7,438,195
 Cost of sales                                   5,089,187            5,398,922
                                              -------------        -------------
 Gross profit                                    1,808,013            2,039,273
 Operating & administrative expenses             1,703,129            1,951,125
 Restructuring and other non-recurring charges      46,206                    -
                                              -------------        -------------
 Operating income                                   58,678               88,148
 Interest expense (Note F)                          23,586               33,390
                                              -------------        -------------
 Earnings before income taxes                       35,092               54,758
 Income taxes (Note F)                              13,510               51,482
                                              -------------        -------------
 Net earnings                            $          21,582                3,276
                                              =============        =============
 Basic earnings per share                $            0.15                 0.02
                                              =============        =============
 Diluted earnings per share              $            0.15                 0.02
                                              =============        =============
 Dividends per share                     $            0.51                 0.51
                                              =============        =============


  See accompanying notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Amounts in thousands

ASSETS                                      Jan. 10, 2001         June 28, 2000
------                                     ---------------       ---------------
Current Assets:
   Cash and cash equivalents                 $   182,557                 29,576
   Trade and other receivables                   120,524                107,425
   Merchandise inventories less LIFO reserve
    of $239,368 ($232,368 at June 28, 2000)    1,172,505              1,141,405
   Prepaid expenses                               44,975                 58,739
   Deferred income taxes                         136,711                134,777
                                              -----------           ------------
     Total current assets                      1,657,272              1,471,922
                                              -----------           ------------
Cash surrender value of life insurance, net        6,910                 14,035
Net property, plant and equipment              1,162,154              1,034,493
Intangible assets, net                            39,659                 18,795
Non-current deferred income taxes                156,638                166,449
Other assets                                      42,174                 41,399
                                              -----------           ------------
                                            $  3,064,807              2,747,093
                                              ===========           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $    507,039                575,877
   Short-term borrowings                         700,000                235,000
   Reserve for insurance claims and
    self-insurance                               101,969                101,874
   Reserve for restructuring expenses             39,070                 52,721
   Accrued wages and salaries                    105,409                114,883
   Accrued rent                                   84,238                 88,247
   Accrued expenses                              215,263                164,502
   Current obligations under capital leases        2,843                  2,843
   Income taxes payable                           62,858                 85,606
                                              -----------           ------------
      Total current liabilities                1,818,689              1,421,553
                                              -----------           ------------
Reserve for insurance claims and
 self-insurance                                  140,201                141,251
Obligations under capital leases                  30,861                 32,239
Defined benefit plan                              47,825                 45,241
Long-term restructuring expenses                 123,532                143,188
Other liabilities                                 86,377                 95,786
                                              -----------           ------------
Shareholders' equity:
   Common stock                                  140,468                140,830
   Retained earnings                             680,300                727,005
   Associates' stock loans                        (3,446)                     -
                                              -----------           ------------
      Total shareholders' equity                 817,322                867,835
                                              -----------           ------------
                                           $   3,064,807              2,747,093
                                              ===========           ============
  See accompanying notes to Condensed Consolidated Financial Statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                     For the 28 Weeks Ended
                                                --------------------------------
     FISCAL YEAR-TO-DATE                         Jan. 10, 2001    Jan. 12, 2000
                                                --------------------------------

Cash flows from operating activities:
   Net earnings                                     $ 21,582              3,276
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
       Depreciation and amortization                 102,227            142,103
       Deferred income taxes                           7,877             12,856
       Defined benefit plan                            2,584              1,813
       Non-cash restructuring and
         other non-recurring charges                   9,940             17,500
       Reserve for insurance claims and self-insurance  (954)            27,804
       Stock compensation plans                        5,759              1,198
       Change in cash from:
         Receivables                                 (13,099)            57,977
         Merchandise inventories                     (27,172)           (12,597)
         Prepaid expenses                             13,993             13,208
         Accounts payable                            (68,839)           (31,784)
         Restructuring                               (31,289)                 -
         Income taxes                                (22,748)            22,215
         Other current accrued expenses               23,987            106,000
                                                  -----------         ----------
           Net cash provided by operating activities  23,848            361,569
                                                  -----------         ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net  (228,870)          (150,981)
   Decrease in investments and other assets            3,563             19,074
   Acquisitions, net of cash                         (30,942)                 -
                                                  -----------         ----------
           Net cash used in investing activities    (256,249)          (131,907)
                                                  -----------         ----------
Cash flows from financing activities:
   Increase (decrease) in short-term borrowings      465,000            (80,000)
   Payments on capital lease obligations              (1,531)            (1,491)
   Purchase of common stock                          (16,965)           (74,559)
   Proceeds of sales under associates' stock
    purchase plan                                     10,288                 99
   Dividends paid                                    (71,213)           (75,340)
   Other                                                (197)                30
                                                  -----------         ----------
           Net cash provided by (used in)
               financing activities                  385,382           (231,261)
                                                  -----------         ----------
 Increase (decrease) in cash and cash equivalents    152,981             (1,599)
Cash and cash equivalents at beginning of year        29,576             24,746
                                                  -----------         ----------
Cash and cash equivalents at end of period      $    182,557             23,147
                                                  ===========         ==========
Supplemental cash flow information:
   Interest paid                                $     10,578             10,971
   Interest and dividends received              $        876                319
   Income taxes paid                            $     28,381             14,148

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

     (C) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $4.0 million in fiscal 2001 and in fiscal 2000. The year-to-date LIFO charge is $7.0 million in fiscal 2001 and in fiscal 2000. If the FIFO method had been used, current quarter net earnings would have been $14.6 million, or $0.10 per diluted share, as compared with a net
          (loss) of ($16.3) million, or ($0.11) per diluted share in the previous year. The year-to-date net earnings for the current year would have been $25.9 million, or $0.18 per diluted share, as compared with $7.6 million, or $0.05 per diluted share for the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subjected to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

     (D) Comprehensive Income: The Company had no amounts from other comprehensive income for the quarters ended January 10, 2001 and January 12, 2000. Accordingly, comprehensive income equals net income for both years.

     (E) Credit Arrangements: On January 4, 2000, the Company increased its authorized commercial paper program from $500.0 million to $700.0 million. In support of this program, or as an independent source of funds, the Company entered into a $700.0 million revolving credit facility (the "Facility"), which is syndicated to a group of 17 banks, with The Chase Manhattan Bank as administrative agent. The Facility was entered into on November 17, 1999. Outstanding amounts under the Facility bear interest at certain floating rates as specified by the Facility. The Facility contains certain financial and non-financial covenants relating to the Company's operations, including maintaining certain financial ratios.

          During the current quarter, the Company replaced the commercial paper borrowings with borrowings under the Facility. The Facility permits a one-year term loan of up to $700.0 million, which the Company fully borrowed. The current rates under the Facility are higher than the commercial paper rates previously paid.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS (UNAUDITED), continued Dollar amounts
                   in thousands except per share data, unless
                                 otherwise noted

     (E)  Credit Arrangements: continued

          In addition to the $700.0 million syndicated Facility, the Company also has $50.0 million available in short-term lines of credit, with no amounts outstanding. The weighted average interest rate on borrowings for the quarter is 7.9%.

     (F) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2001 and 2000 is 38.5%.

          During fiscal 2000, the Company reserved $30.4 million for taxes and $19.7 million for interest ($42.5 million after tax, or $0.29 per diluted share) after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. Interest expense related to the tax reserve totaled $1.9 million for the current quarter, as compared to $17.5 million for the corresponding quarter of the previous year. Year-to-date, the interest expense on the tax reserve totals $3.2 million as compared to $17.5 million for the previous year. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and has appealed. While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

     (G) Earnings Per Share: The following weighted average number of shares of common stock was used in the calculation for earnings per share. The diluted weighted average number of shares includes the net shares that would be issued upon the exercise of stock options using the treasury stock method.

                                         2001                        2000
                                       --------                     ------

                Basic:
                  Quarter            139,549,059                 146,456,936
                  Year-to-Date       139,467,800                 147,263,092

               Diluted:
                  Quarter            140,002,954                 146,456,936
                  Year-to-date       139,825,214                 147,405,604

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Dollar amounts in thousands except per share data,
                             unless otherwise noted

     (H) Common Stock: On April 19, 2000, the Board of Directors authorized the repurchase, in either open market or private transactions, of up to ten million shares of the outstanding common stock in addition to the five-million share repurchase program announced on October 6, 1999. From October 6, 1999 through September 20, 2000, the Company repurchased 9,034,400 shares having an aggregate cost of $179.0 million or $19.82 per share. No stock was repurchased under the program during the current quarter.

          During  the  current  quarter,   approximately   910,000  shares  were
          purchased for cash and credit by associates under the Revised Winn-Dixie Stock Purchase Plan for Employees, for an aggregate value of $13.7 million. The total amount of cash received at the time of sale was $10.3 million, with the remainder to be paid by associates over 12 months.

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

                                                                  Status at
            Action                                              Jan. 10, 2001
          ---------------------------------------------------- ----------------
          Executive management reduction and realignment.......       Completed
          Division management reduction and realignment........       Completed
          Consolidation of division offices eliminating three
           division offices - Tampa, Atlanta, and Midwest......       Completed
          Closing of one warehouse facility- Tampa.............       Completed
          Closing of two manufacturing facilities - Detergent
           and Bag Plants......................................       Completed
          Centralization of procurement, marketing and
           merchandising.......................................       Completed
          Eliminating approximately 11,000 positions...........       Completed
          Closing of 116 unprofitable stores...................      112 closed
          Retrofitting approximately 650 stores to improve         217 completed
           efficiency and customer service.....................    and 341 under
                                                                    construction

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Dollar amounts in thousands except per share data,
                             unless otherwise noted


     (J)  Restructuring and Other Non-recurring Charges: continued

          As a result of the restructuring, the Company recorded expenses of approximately $396 million ($256 million after tax or $1.76 per diluted share) in the fourth quarter of fiscal 2000. Charges totaling $37.3 million ($22.9 million after tax or $0.16 per diluted share) were recorded in the current quarter and $46.2 million ($28.4 million after tax or $0.20 per diluted share) for the year. A summary of the restructuring charges and the remaining accrual follows:

                                                               Other                        Asset
                                Employee        Lease          Location                     Removal &
                               Termination   Termination       Closing          Asset       Related
                                  Costs         Costs            Costs        Impairment      Costs         Total
              -------------- -------------- ---------------- -------------- ------------- --------------- -------------
              Additions     $      16,713          189,295       10,722       179,299               -    $    396,029
              Utilization          (7,546)          (2,628)     (10,647)     (179,299)              -        (200,120)
              -------------- -------------- ---------------- -------------- ------------- --------------- -------------
              Balance at
              6/28/00       $       9,167          186,667           75             -               -    $    195,909

              Additions                  -               -        3,050         2,611           5,310          10,971
              Adjustments          (2,018)               -            -             -                          (2,018)
              Utilization          (4,812)         (10,124)      (3,084)       (2,611)         (5,310)        (25,941)
                             -------------- -------------- ---------------- -------------- -------------   ------------
              Balance at
              9/20/00       $       2,337          176,543           41             -               -    $    178,921

              Additions                 -                -        2,584         6,109          28,560          37,253
              Adjustments               -                -            -             -               -               -
              Utilization          (2,148)         (14,168)      (2,587)       (6,109)        (28,560)        (53,572)
                             -------------- ---------------- -------------- ------------- --------------- -------------
              Balance at
              1/10/01       $         189          162,375           38             -               -    $    162,602
                             ============== ================ ============== ============= =============== =============

              The adjustment to employee termination costs in the first quarter represents the accrued severance for employees in closed stores where the employees subsequently became ineligible for severance. The addition to other location closing costs includes travel expenses, inventory retagging and employee relocation costs in connection with the restructuring. Asset removal and related costs and asset impairments are the expenses involved in the retrofit of selected stores.

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

                                                    Manufacturing
                                                     and Support
                                       Retail        Facilities           Total
                                      --------     ---------------      --------
     Eligible for severance             3,351           655               4,006
     Number paid                          636           240                 876
     Became ineligible                  1,275            63               1,338
                                      --------     ----------------     --------
     Number eligible at
      June 28, 2000                     1,440           352               1,792

     Number paid                          416           233                 649
     Became ineligible                    902            53                 955
                                      --------     ----------------     --------
     Number eligible at
      September 20, 2000                  122            66                 188

     Number paid                            -            12                  12
     Became ineligible                      -             -                   -
                                      --------     ----------------     --------
     Number eligible at
      January 10, 2001                    122            54                 176
                                      ========     ================     ========



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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Dollar amounts in thousands except per share data,
                             unless otherwise noted

(L) Guarantor Subsidiaries: During the quarter, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                             (Amounts in thousands)

16 Weeks ended January 10, 2001
                                                                      Guarantor
                                                      Parent         Subsidiaries     Eliminations       Consolidated
                                                   ---------------  ---------------  ----------------  -----------------
Net sales                                        $    1,787,422         2,168,916                  -          3,956,338
Cost of sales                                         1,286,356         1,608,868                  -          2,895,224
                                                   ---------------  ---------------  ----------------  -----------------
Gross profit                                            501,066           560,048                  -          1,061,114
Operating & administrative expenses                     434,047           553,960                  -            988,007
Restructuring and other non-recurring charges            22,488            14,765                  -             37,253
                                                   ---------------  ---------------  ----------------  -----------------
Operating income (loss)                                  44,531            (8,677)                 -             35,854
Equity in (loss) of consolidated subsidiaries            (5,336)                -              5,336                  -
Interest expense                                         16,068                 -                  -             16,068
                                                   ---------------  ---------------  ----------------  -----------------
Earnings (loss) before income taxes                      23,127            (8,677)             5,336             19,786
Income taxes                                             10,958            (3,341)                 -              7,617
                                                   ---------------  ---------------  ----------------  -----------------
Net earnings (loss)                              $       12,169            (5,336)             5,336             12,169
                                                   ===============  ===============  ================  =================


28 Weeks ended January 10, 2001
                                                                      Guarantor
                                                      Parent         Subsidiaries     Eliminations       Consolidated
                                                   ---------------  ---------------  ----------------  -----------------
Net sales                                        $    3,095,479         3,801,721                  -          6,897,200
Cost of sales                                         2,289,857         2,799,330                  -          5,089,187
                                                   ---------------  ---------------  ----------------  -----------------
Gross profit                                            805,622         1,002,391                  -          1,808,013
Operating & administrative expenses                     731,889           971,240                  -          1,703,129
Restructuring and other non-recurring charges            30,900            15,306                  -             46,206
                                                   ---------------  ---------------  ----------------  -----------------
Operating  income                                        42,833            15,845                  -             58,678
Equity in earnings of consolidated subsidiaries           9,745                 -             (9,745)                 -
Interest expense                                         23,586                 -                  -             23,586
                                                   ---------------  ---------------  ----------------  -----------------
Earnings before income taxes                             28,992            15,845             (9,745)            35,092
Income taxes                                              7,410             6,100                  -             13,510
                                                   ---------------  ---------------  ----------------  -----------------
Net earnings                                     $       21,582             9,745             (9,745)            21,582
                                                   ===============  ===============  ================  =================

                                     Page 9

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Dollar amounts in thousands except per share data,
                             unless otherwise noted

(L)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                             (Amounts in thousands)

                        16 Weeks ended January 12, 2000

                                                                      Guarantor
                                                      Parent         Subsidiaries     Eliminations       Consolidated
                                                   ---------------  ---------------  ----------------  -----------------
Net sales                                        $    1,866,585         2,409,439                  -        4,276,024
Cost of sales                                         1,372,154         1,734,189                  -        3,106,343
                                                   ---------------  ---------------  ----------------  -----------------
Gross profit                                            494,431           675,250                  -        1,169,681
Operating & administrative expenses                     438,348           685,662                  -        1,124,005
Restructuring and other non-recurring charges                 -                 -                  -                -
                                                   ---------------  ---------------  ----------------  -----------------
Operating income (loss)                                  56,088           (10,412)                 -           45,676
Equity in (loss) of consolidated subsidiaries            (6,404)                -              6,404                -
Interest expense                                         26,803                 -                  -           26,803
                                                   ---------------  ---------------  ----------------  -----------------
Earnings (loss) before income taxes                      22,881           (10,412)             6,404           18,873
Income taxes                                             41,674            (4,008)                 -           37,666
                                                   ---------------  ---------------  ----------------  -----------------
Net (loss)                                       $      (18,793)           (6,404)             6,404          (18,793)
                                                   ===============  ===============  ================  =================


                        28 Weeks ended January 12, 2000
                                                                      Guarantor
                                                      Parent         Subsidiaries     Eliminations       Consolidated
                                                   ---------------  ---------------  ----------------  -----------------
Net sales                                        $    3,218,896         4,219,299                  -        7,438,195
Cost of sales                                         2,362,315         3,036,607                  -        5,398,922
                                                   ---------------  ---------------  ----------------  -----------------
Gross profit                                            856,581         1,182,692                  -        2,039,273
Operating & administrative expenses                     777,146         1,173,979                  -        1,951,125
Restructuring and other non-recurring charges                 -                 -                  -                -
                                                   ---------------  ---------------  ----------------  -----------------
Operating  income                                        79,435             8,713                  -           88,148
Equity in earnings of consolidated subsidiaries           5,358                 -             (5,358)               -
Interest expense                                         33,390                 -                  -           33,390
                                                   ---------------  ---------------  ----------------  -----------------
Earnings before income taxes                             51,403             8,713             (5,358)          54,758
Income taxes                                             48,127             3,355                  -           51,482
                                                   ---------------  ---------------  ----------------  -----------------
Net earnings                                     $        3,276             5,358             (5,358)           3,276
                                                   ===============  ===============  ================  =================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Dollar amounts in thousands except per share data,
                             unless otherwise noted

(L)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (Amounts in thousands)

                                January 10, 2001
                                                                             Guarantor
                                                             Parent        Subsidiaries     Eliminations       Consolidated
                                                           --------------  --------------  ----------------  -----------------
Merchandise inventories                                  $       291,061         881,444                -         1,172,505
Other current assets                                             458,203          26,564                -           484,767
                                                           --------------  --------------  ----------------  -----------------
  Total current assets                                           749,264         908,008                -         1,657,272
Net property, plant and equipment                                454,462         707,692                -         1,162,154
Other noncurrent assets                                          227,497          17,884                -           245,381
Investments in and advances to/from subsidiaries                 653,816               -         (653,816)                -
                                                           --------------  --------------  ----------------  -----------------
  Total assets                                           $     2,085,039       1,633,584         (653,816)        3,064,807
                                                           ==============  ==============  ================  =================

Account payable                                          $       148,087         358,952                -           507,039
Short-term borrowings                                            700,000               -                -           700,000
Other current liabilities                                        237,167         374,483                -           611,650
                                                           --------------  --------------  ----------------  -----------------
  Total current liabilities                                    1,085,254         733,435                -         1,818,689
Other noncurrent liabilities                                     183,026         245,770                -           428,796
Common stock of $1 par value                                     140,468           6,240           (6,240)          140,468
Retained earnings                                                676,854         647,576         (647,576)          676,854
                                                           --------------  --------------  ----------------  -----------------
  Total liabilities and stockholders' equity             $     2,085,038       1,633,585         (653,816)        3,064,807
                                                           ==============  ==============  ================  =================


                                 June 28, 2000
                                                                             Guarantor
                                                             Parent        Subsidiaries     Eliminations       Consolidated
                                                           --------------  --------------  ----------------  -----------------
Merchandise inventories                                  $       354,424         786,981                -          1,141,405
Other current assets                                             202,605         127,912                -            330,517
                                                           --------------  --------------  ----------------  -----------------
  Total current assets                                           557,029         914,893                -          1,471,922
Net property, plant and equipment                                440,874         593,619                -          1,034,493
Other noncurrent assets                                          224,926          15,752                -            240,678
Investments in and advances to/from subsidiaries                 724,970               -         (724,970)                 -
                                                           --------------  --------------  ----------------  -----------------
  Total assets                                           $     1,947,799       1,524,264         (724,970)         2,747,093
                                                           ==============  ==============  ================  =================

Account payable                                          $       352,732         223,145                -            575,877
Short-term borrowings                                            235,000               -                -            235,000
Other current liabilities                                        304,608         306,068                -            610,676
                                                           --------------  --------------  ----------------  -----------------
  Total current liabilities                                      892,340         529,213                -          1,421,553
Other noncurrent liabilities                                     187,624         270,081                -            457,705
Common stock of $1 par value                                     140,830           6,285           (6,285)           140,830
Retained earnings                                                727,005         718,685         (718,685)           727,005
                                                           --------------  --------------  ----------------  -----------------
  Total liabilities and stockholders' equity             $     1,947,799       1,524,264         (724,970)         2,747,093
                                                           ==============  ==============  ================  =================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Dollar amounts in thousands except per share data,
                             unless otherwise noted

(L)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                         28 Weeks ended January 10, 2001

                                                                            Guarantor
                                                             Parent       Subsidiaries     Eliminations     Consolidated
                                                           -------------  --------------  ---------------  ----------------
  Net cash (used in) provided by operating activities     $    (227,729)        251,577                -            23,848
                                                           -------------  --------------  ---------------  ----------------
  Purchases of property, plant & equipment, net                 (50,581)       (178,289)               -          (228,870)
  Decrease (increase) in other assets                            88,750          (4,288)         (80,899)            3,563
  Acquisitions, net of cash                                     (30,942)              -                -           (30,942)
                                                           -------------  --------------  ---------------  ----------------
Net cash provided by (used in) investing activities               7,227        (182,577)         (80,899)         (256,249)
                                                           -------------  --------------  ---------------  ----------------
  Increase in short-term borrowings                             465,000               -                -           465,000
  Purchases of common stock                                     (16,965)              -                -           (16,965)
  Dividends paid                                                (71,213)              -                -           (71,213)
  Other                                                          (1,161)        (71,178)          80,899             8,560
                                                           -------------  --------------  ---------------  ----------------
Net cash provided by (used in) financing activities             375,661         (71,178)          80,899           385,382
                                                           -------------  --------------  ---------------  ----------------

Increase (decrease) in cash and cash equivalents                155,159          (2,178)               -           152,981
Cash and cash equivalents at the beginning of the year           15,157          14,419                -            29,576
                                                           -------------  --------------  ---------------  ----------------
Cash and cash equivalents at end of the year              $     170,316          12,241                -           182,557
                                                           =============  ==============  ===============  ================




                                             28 Weeks ended January 12, 2000

                                                                            Guarantor
                                                             Parent       Subsidiaries     Eliminations     Consolidated
                                                           -------------  --------------  ---------------  ----------------
Net cash provided by operating activities                 $   100,349         261,220                -           361,569
                                                           -------------  --------------  ---------------  ----------------
  Purchases of property, plant & equipment, net               (36,689)       (114,292)               -          (150,981)
  Decrease in other assets                                    167,313          33,830         (182,069)           19,074
                                                           -------------  --------------  ---------------  ----------------
Net cash provided by (used in) investing activities           130,624         (80,462)        (182,069)         (131,907)
                                                           -------------  --------------  ---------------  ----------------
  Decrease in short-term borrowings                           (80,000)              -                -           (80,000)
  Purchases of common stock                                   (74,559)              -                -           (74,559)
  Dividends paid                                              (75,340)              -                -           (75,340)
  Other                                                        (1,454)       (181,977)         182,069            (1,362)
                                                           -------------  --------------  ---------------  ----------------
Net cash (used in) financing activities                      (231,353)       (181,977)         182,069          (231,261)
                                                           -------------  --------------  ---------------  ----------------

Decrease in cash and cash equivalents                            (380)         (1,219)               -            (1,599)
Cash and cash equivalents at the beginning of the year         17,848           6,898                -            24,746
                                                           -------------  --------------  ---------------  ----------------
Cash and cash equivalents at end of the year              $    17,468           5,679                -            23,147
                                                           =============  ==============  ===============  ================

     The Company allocates all cost incurred by its headquarters which is not specifically identifiable to each subsidiary based on its relative size to the Company as a whole. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on the consolidated company's effective tax rates.

     Expenses incurred by the guarantor subsidiaries, if they operated on a stand-alone basis, may or may not have been higher were it not for the benefit derived from related party transactions and the headquarters functions described above.

(M) Litigation: Various claims and lawsuits arising in the normal course of business are pending against the Company, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

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

     In July 1999, the Company, without admitting any wrongdoing, reached a settlement with the named plaintiffs in a discrimination class action lawsuit filed on behalf of certain female and African-American present and former associates. The settlement has been approved by the U. S. District Court in Jacksonville, Florida and a third party motion to intervene has been resolved. The settlement amount is approximately $33.0 million, which the Company will pay from accruals over seven years. The Company anticipates that the distribution of monetary awards, including discount and cash cards, will begin in the near future.

     See note (F) "Income Taxes" with respect to certain litigation pending before the U.S. Tax Court.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales. Sales for the 16 weeks ended January 10, 2001 were $4.0 billion, a decrease of $319.7 million or 7.5% compared with the same quarter last year. For the 28 weeks ended January 10, 2001, sales were $6.9 billion, a $541.0 million decrease, or 7.3% under the prior year. Average store sales increased 0.9% for the quarter and 1.4% for the year. Identical store sales decreased 4.1% for the quarter and 3.7% for the year. Comparable store sales, which include replacement stores, decreased 3.9% for the quarter and 3.4% for the year. Identical and comparable sales decreased largely as a result of the elimination of unprofitable sales departments (melon bars, salad bars, dry cleaners, etc.), as well as a reduction in the number of 24-hour stores and construction disruptions from numerous store modifications (retrofits). During the second quarter, 537 locations had construction in progress due to the retrofit activity. It is anticipated that these factors will adversely affect the Company's sales for the balance of fiscal 2001.

For the 28 weeks ended January 10, 2001, the Company opened and/or acquired 22 new stores averaging 50,600 square feet and closed 12 older stores averaging 34,600 square feet. A total of 1,089 locations were in operation on January 10, 2001, compared to 1,185 on January 12, 2000. As of January 10, 2001, retail space totaled 48.8 million square feet, a 6.8% decrease from the prior year. Excluding stores closed in connection with the restructuring, retail space increased 2.5% as compared to the prior year. The Company has 6 new stores and 7 store enlargements or remodels under construction unrelated to the retrofits.

Gross Profit. Gross profit decreased $108.6 million for the quarter and $231.3 million year-to-date. As a percentage of sales, gross profit for the current quarter was 26.8%, compared to 27.4% in the same quarter of the previous year. Year-to-date, gross profit as a percent to sales was 26.2% in the current year, compared to 27.4% for the previous year. Gross profit dollars have decreased partially as a result of the closing of 112 stores as part of management's plan of restructuring. In addition, gross profit has been negatively impacted by the elimination of high gross profit, yet unprofitable, sales departments. Higher cost of goods sold was incurred during the Company's transition to centralized merchandise procurement.

The Company expects an improvement in gross profit as its central procurement operation matures and achieves more effective buying and enhanced promotional activity. Additionally, shrink reduction initiatives have contributed to an improvement in the gross profit margin in the current quarter as compared to the first quarter of fiscal 2001.

                   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations, continued

Operating and administrative expenses. Operating and administrative expenses decreased $136.0 million for the second quarter of fiscal 2001 as compared to the corresponding quarter in fiscal 2000. Year-to-date, operating and administrative expenses decreased $248.0 million. As a percentage of sales, operating and administrative expenses for the quarter were 25.0%, as compared to 26.3% in the previous year. Year-to-date, operating and administrative expenses as a percent of sales were 24.7% for the current year, as compared to 26.2% in the previous year.

The decrease in operating and administrative expenses was primarily due to a decrease in retail and administrative operating expenses, such as payroll, depreciation, rent and leasehold improvement amortization. The expense reduction was an expected result of the restructuring and came primarily from the closing of the three division offices, 112 stores, the elimination of high labor cost service departments and expense reductions from the retrofit activity.

Interest expense. Interest expense totaled $16.1 million for the second quarter of fiscal 2001, compared to $26.8 million for the corresponding quarter in fiscal 2000. Year-to-date, interest expense totaled $23.6 million for the current year, as compared to $33.4 million for the prior year. Interest expense is primarily interest on capital leases and interest on short-term debt. Interest expense reflects accrued interest relating to an unfavorable opinion from the U.S. Tax Court in October 1999 relating to company owned life insurance ("COLI") (see Note (F) "Income Taxes"). Interest expense related to the COLI reserve totaled $1.9 million for the current quarter, as compared to $17.5 million for the corresponding quarter of the previous year. Year-to-date, the interest expense on the COLI reserve totals $3.2 million as compared to $17.5 million for the previous year. Excluding interest on the COLI reserve, interest expense has increased in the current year as compared to the previous year due to an increase in short-term borrowings and an increase in interest rates.

The Company capitalized interest totaling $2.7 million during the second quarter of fiscal 2001, and $4.9 million for the year, related to construction of new stores and a warehouse facility in Jacksonville, Florida.

Earnings before income taxes. Earnings before income taxes were $19.8 million for the current quarter, compared to $18.9 million in the previous year. Year-to-date, earnings before income taxes were $35.1 million for the current year, compared to $54.8 million in the previous year. The reduction in pretax earnings for fiscal 2001 is primarily due to the decrease in gross profit, retrofit expenses and partially offset by a decline in operating and administrative expenses.

Income taxes have been accrued at an effective tax rate of 38.5% for fiscal 2001 and 2000. This rate is expected to approximate the effective rate for the full 2001 fiscal year.

                   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations, continued

Net earnings. Net earnings for the second quarter of fiscal 2001 amounted to $12.2 million, or $0.09 per diluted share as compared to a net (loss) of $(18.8) million, or $(0.13) per diluted share, for the corresponding quarter of the previous year. Year-to-date, net earnings amounted to $21.6 million, or $0.15 per diluted share as compared to $3.3 million, or $0.02 per diluted share, for the previous year. The LIFO charge reduced net earnings by $2.4 million, or $0.02 per diluted share for both the current quarter this year and the same quarter last year. Year-to-date, the LIFO charge reduced net earnings by $4.3 million, or $0.03 per diluted share for both the current and previous years.

Restructuring Plan

Part of the restructuring plan involves store modifications (retrofits) that combine certain service departments in approximately 650 stores to improve efficiency and customer service. As of January 10, 2001, 341 locations were under construction and 217 were completed. Capital expenditures related to the retrofits are estimated to be approximately $85 million.

The Company estimates restructuring charges during fiscal 2001 to be approximately $144 million ($88.6 million after tax or $0.63 per diluted share). The charges are for asset impairments and asset removal and related costs for the store retrofits and location closing costs. Of that amount, charges totaling $37.3 million ($22.9 million after tax or $0.16 per diluted share) were recorded in the quarter and $46.2 million ($28.4 million after tax or $0.20 per diluted share) were recorded for the year.

                   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Restructuring Plan, continued

The following tables show the effect on the quarter and year of the restructuring charges (see Note (J) "Restructuring and Other Non-recurring Charges") and interest on the reserve recorded in connection with the tax court's decision regarding company owned life insurance (see Note (F) "Income Taxes").
                                                   Non-recurring      Excluding
                                      As Reported     Charges      Non-recurring
                                      -----------  -------------   -------------
    16 weeks ended January 10, 2001

   Net sales ...................... $  3,956,338            -         3,956,338
   Cost of sales  .................    2,895,224            -         2,895,224
                                     ------------  -------------   -------------
   Gross profit on sales ..........    1,061,114            -         1,061,114
   Operating and administrative
    expenses.......................      988,007            -           988,007
   Restructuring and other
    non-recurring charges..........       37,253        37,253               -
                                     ------------  -------------   -------------
   Operating income ...............       35,854       (37,253)          73,107
   Interest expense ...............       16,068         1,851           14,217
                                     ------------  -------------   -------------
   Earnings before income taxes....       19,786       (39,104)          58,890
   Income taxes....................        7,617       (15,055)          22,672
                                     ------------  -------------   -------------
   Net earnings ................... $     12,169       (24,049)          36,218
                                     ============  =============   =============
   Basic earnings per share........ $       0.09         (0.17)            0.26
                                     ============  =============   =============
   Diluted earnings per share...... $       0.09         (0.17)            0.26
                                     ============  =============   =============

                                                   Non-recurring    Excluding
                                      As Reported     Charges      Non-recurring
    28 weeks ended January 10, 2001  ------------- -------------   -------------

   Net sales ...................... $  6,897,200            -         6,897,200
   Cost of sales  .................    5,089,187            -         5,089,187
                                     ------------- -------------    ------------
   Gross profit on sales ..........    1,808,013            -         1,808,013
   Operating and administrative
    expenses.......................    1,703,129            -         1,703,129
   Restructuring and other
    non-recurring charges..........       46,206        46,206               -
                                     ------------- ------------     ------------
   Operating income................       58,678       (46,206)         104,884
   Interest expense................       23,586         3,238           20,348
                                     ------------- ------------     ------------
   Earnings before income taxes....       35,092       (49,444)          84,536
   Income taxes....................       13,510       (19,036)          32,546
                                     ------------- ------------     ------------
   Net earnings ................... $     21,582       (30,408)          51,990
                                     ============= ============     ============
   Basic earnings per share........ $       0.15         (0.22)            0.37
                                     ============= ============     ============
   Diluted earnings per share...... $       0.15         (0.22)            0.37
                                     ============= ============     ============

                   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Liquidity and Capital Resources

Cash and cash equivalents amounted to $182.6 million at January 10, 2001 compared to $23.1 million at January 12, 2000. Excess cash is invested in highly liquid overnight investments with an average interest rate received of approximately 6.2%.

Net cash provided by operating activities amounted to $23.8 million for the 28 weeks ended January 10, 2001. Capital expenditures in fiscal 2001 totaled $228.9 million compared to $151.0 million for the previous year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Included in the current year expenditures are amounts related to retrofits, new store construction and for construction of the distribution and retail support center in Jacksonville, Florida. The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $450.0 million in 2001. The Company has no material construction or purchase commitments outstanding as of January 10, 2001.

Working capital amounted to $(161.4) million at January 10, 2001, compared to $50.4 million at June 28, 2000. The decrease was primarily due to the capital expenditures as previously discussed.

Excluding capital leases, the Company had no outstanding long-term debt as of either January 10, 2001 or June 28, 2000.

In September 2000, Standard & Poor's Ratings Service and Moody's Investors Service, Inc. lowered the Company's long term debt ratings to BBB- and Baa3, respectively, and its commercial paper ratings to A-3 and P-3, respectively. These actions adversely affected the cost and availability of commercial paper as a source of current financing. Therefore, the Company replaced its commercial paper borrowings with borrowings under its $700 million revolving credit facility (the "Facility"). The Facility permits a one-year term loan of up to $700 million, which the Company borrowed during the current quarter. The current rates under the Facility are higher than the commercial paper rates previously paid.

With respect to any references made to ratings assigned to the Company's debt securities, there can be no assurance that the Company will be successful in maintaining its credit quality, or that such credit ratings will continue for any given period of time, or that they will not be revised downward or withdrawn entirely by the rating agencies. Any further reduction in the Company's credit ratings would bring the Company's debt securities below which normally is considered to be investment grade. Credit ratings reflect only the view of the rating agencies, whose methodology and the significance of their ratings may be obtained from them.

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

Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to:

     o the Company's ability to complete successfully the restructuring of operations adopted by the Board of Directors on April 19, 2000,

     o the Company's ability to integrate successfully the acquisition on January 11, 2001 of 68 stores and 32 gas stations from Jitney Jungle,

     o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more of our operating regions,

     o    changes  in  federal,   state  or  local  legislation  or  regulations
          affecting food manufacturing, food distribution, or food retailing, including environmental compliance;

     o the availability and terms of financing, including in particular the possible impact of changes in the ratings assigned to us by nationally recognized rating agencies; and

     o general business and economic conditions in our operating regions, including the rate of inflation/deflation and changes in population, consumer demands and spending, types of employment and numbers of jobs.

Please refer to discussions of these and other factors in this Form 10-Q and other Company filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                           Part II - Other Information

   Item 5.    Other Information

               Director:  On January 31, 2001, the Company announced that Tillie
               K. Fowler, a retired member of the U. S. House of Representatives was elected to the Board of Directors.

               Vice President: Dean Dell Antonia, formerly Managing Director of Compensation and Benefits with Rite Aid, was elected Vice President, Performance and Reward Systems.

               Jitney  Jungle's  acquisition:   In  January  2001,  the  Company
               completed the acquisition of 68 grocery stores and 32 fuel centers located in Mississippi, Alabama and Louisiana.


   Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Report on Form 8-K

                   During the second quarter ended January 10, 2001, the Company filed two current reports on Form 8-K, one dated December 26, 2000 and another dated October 30, 2000.

                   The Form 8-K dated December 26, 2000, reported the consolidated financial statements of Winn-Dixie Stores, Inc. (the "Company") as of June 28, 2000 and June 30, 1999, and for each of the three years in the period ended June 28, 2000. These consolidated financial statements contain the same information as the consolidated financial statements included in Part II of the Company's Annual Report on Form 10-K filed on August 10, 2000, with the exception of a new
                   Note 15 which provides condensed consolidating financial information for the Company and its guarantor subsidiaries which may, from time to time, fully and unconditionally guarantee debt securities issued by the Company.

                   The sole purpose of this Form 8-K, including the new Note 15, was to satisfy the information requirements of Rule 3-10 of Regulation S-X and Rule 12h-5 of the Federal securities laws with respect to such subsidiary guarantors.

                   The Form 8-K dated October 30, 2000, announced an agreement with Jitney-Jungle Stores of America, Inc. and related companies, under which Winn-Dixie plans to purchase 72 grocery stores, 32 fuel centers and 2 liquor stores located in Mississippi, Alabama, Louisiana and Florida.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       WINN-DIXIE STORES, INC.


   Date: February 1, 2001                                RICHARD P. MC COOK
                                                    ----------------------------
                                                         Richard P. McCook
                                                     Senior Vice President and
                                                      Chief Financial Officer

   Date: February 1, 2001                                  D. MICHAEL BYRUM
                                                    ----------------------------
                                                           D. Michael Byrum
                                                       Vice President, Corporate
                                                         Controller and Chief
                                                          Accounting Officer