Form 10-Q
period 2001-04-02
WINN DIXIE STORES INC
filed 2001-04-26
CIK 107681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 4, 2001


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


         As of April 4, 2001 there were 140,472,974 shares outstanding of the registrant's common stock, $1 par value.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

Item 1.    Financial Statements                                            Page

           Condensed Consolidated Statements of Operations                 1
                    (Unaudited), For the 12 and 40 Weeks Ended
                    April 4, 2001 and April 5, 2000

           Condensed Consolidated Balance Sheets                           2
                    April 4, 2001 (Unaudited) and June 28, 2000 (Note A)

           Condensed Consolidated Statements of Cash Flows                 3
                    (Unaudited), For the 40 Weeks Ended
                    April 4, 2001 and April 5, 2000

           Notes to Condensed Consolidated Financial Statements            4-20
                    (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial               21-26
                    Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      27-28


                    Part II: Other Information


Item 1.    Legal Proceedings                                               29

Item 2.    Changes in Securities and Use of Proceeds                       29

Item 3.    Defaults Upon Senior Securities                                 29

Item 4.    Submission of Matters to a Vote of Security Holders             29

Item 5.    Other Information                                               29

Item 6.    Exhibits and Reports on Form 8-K                                29

Signatures                                                                 30

                   WINN-DIXIE STORES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  Amounts in thousands except per share data

                       MOST RECENT QUARTER            For the 12 Weeks Ended
                                                   ----------------------------
                                                   April 4, 2001  April 5, 2000
                                                   -------------  -------------

Net sales                                          $   3,016,312  $   3,199,356
Cost of sales                                          2,202,483      2,333,937
                                                    ------------   ------------
Gross profit                                             813,829        865,419
Operating & administrative expenses                      737,392        841,809
Restructuring and other non-recurring charges             44,542              -
                                                    ------------   ------------
Operating income                                          31,895         23,610
Interest expense (Note G)                                 14,457          6,907
                                                    ------------   ------------
Earnings before income taxes                              17,438         16,703
Income taxes                                               6,714          6,430
                                                    ------------   ------------
Net earnings                                       $      10,724   $     10,273
                                                    ============   ============
Basic earnings per share                           $        0.08   $       0.07
                                                    ============   ============
Diluted earnings per share                         $        0.08   $       0.07
                                                    ============   ============
Dividends per share                                $       0.255   $      0.255
                                                    ============   ============
Weighted average common shares outstanding-basic         140,233        144,376
                                                    ============   ============
Weighted average common shares outstanding-diluted       140,964        144,621
                                                    ============   ============

                       FISCAL YEAR-TO-DATE             For the 40 Weeks Ended
                                                   ----------------------------
                                                   April 4, 2001  April 5, 2000
                                                   -------------  -------------

Net sales                                          $   9,913,512  $  10,637,551
Cost of sales                                          7,291,670      7,732,859
                                                    ------------   ------------
Gross profit                                           2,621,842      2,904,692
Operating & administrative expenses                    2,440,521      2,792,934
Restructuring and other non-recurring charges             90,748              -
                                                    ------------   ------------
Operating income                                          90,573        111,758
Interest expense (Note G)                                 38,043         40,297
                                                    ------------   ------------
Earnings before income taxes                              52,530         71,461
Income taxes (Note G)                                     20,224         57,912
                                                    ------------   ------------
Net earnings                                       $      32,306  $      13,549
                                                    ============   ============
Basic earnings per share                           $        0.23  $        0.09
                                                    ============   ============
Diluted earnings per share                         $        0.23  $        0.09
                                                    ============   ============
Dividends per share                                $       0.765  $       0.765
                                                    ============   ============
Weighted average common shares outstanding-basic         139,697        146,397
                                                    ============   ============
Weighted average common shares outstanding-diluted       140,167        146,570
                                                    ============   ============

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Dollar amounts in thousands except par value

ASSETS                                                           April 4, 2001   June 28, 2000
------                                                          --------------- ---------------
                                                                  (Unaudited)      (Note A)
Current Assets:
   Cash and cash equivalents                                    $    17,954     $    29,576
   Trade and other receivables                                      110,458         107,425
   Merchandise inventories less LIFO reserve of
     $242,368 ($232,368 at June 28, 2000)                         1,231,220       1,141,405
   Prepaid expenses                                                  47,588          58,739
   Deferred income taxes                                            137,831         134,777
                                                                 -----------    ------------
     Total current assets                                         1,545,051       1,471,922
                                                                 -----------    ------------
Cash surrender value of life insurance, net                          11,650          14,035
Property, plant and equipment, net                                1,170,916       1,034,493
Intangible assets, net                                               96,114          18,795
Non-current deferred income taxes                                   152,675         166,449
Other assets                                                         62,478          41,399
                                                                 -----------    ------------
     Total assets                                               $ 3,038,884     $ 2,747,093
                                                                 ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Short-term borrowings                                        $         -     $   235,000
   Current portion of long-term debt                                  4,287               -
   Current obligations under capital leases                           2,843           2,843
   Accounts payable                                                 565,846         575,877
   Reserve for insurance claims and self-insurance                  107,271         101,874
   Reserve for restructuring expenses                                36,758          52,721
   Accrued wages and salaries                                       115,198         114,883
   Accrued rent                                                      76,970          88,247
   Accrued expenses                                                 134,835         164,502
   Income taxes payable                                              65,121          85,606
                                                                 -----------    ------------
      Total current liabilities                                   1,109,129       1,421,553
                                                                 -----------    ------------
Reserve for insurance claims and self-insurance                     139,751         141,251
Long-term debt                                                      697,435               -
Obligations under capital leases                                     30,270          32,239
Defined benefit plan                                                 47,972          45,241
Long-term restructuring expenses                                    116,436         143,188
Other liabilities                                                   104,749          95,786
                                                                 -----------    ------------
      Total liabilities                                           2,245,742       1,879,258
                                                                 -----------    ------------
Commitments and contingent liabilities (Notes G and K)
Shareholders' equity:
   Common stock $1 par value.  Authorized 400,000,000 shares
     issued and outstanding 140,472,974 in 2001 and 140,830,197
     in 2000                                                        140,473         140,830
   Retained earnings                                                656,190         727,005
   Accumulated other comprehensive income                              (853)              -
   Associates' stock loans                                           (2,668)              -
                                                                 ------------   ------------
      Total shareholders' equity                                    793,142         867,835
                                                                 ------------   ------------
       Total liabilities and shareholders' equity               $ 3,038,884     $ 2,747,093
                                                                 ============   ============

See accompanying notes to condensed consolidated financial statements.


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                                      For the 40 Weeks Ended
                            FISCAL YEAR-TO-DATE                    April 4, 2001 April 5, 2000
                                                                   ------------- -------------


Cash flows from operating activities:
   Net earnings                                                     $  32,306    $  13,549
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization                                  144,904      200,679
       Deferred income taxes                                           11,255       19,188
       Defined benefit plan                                             2,731        2,826
       Non-cash restructuring and other non-recurring charges          28,809       17,500
       Reserve for insurance claims and self-insurance                  3,897       30,021
       Stock compensation plans                                         6,681        1,709
       Change in operating assets and liabilities, net of effects from acquisitions:
         Trade and other receivables                                   (3,032)      48,115
         Merchandise inventories                                      (72,580)      90,111
         Prepaid expenses                                              11,688        5,240
         Accounts payable                                             (10,031)     (58,361)
         Reserve for restructuring expenses                           (40,674)           -
         Income taxes payable                                         (20,485)      15,889
         Other current accrued expenses                               (40,231)     116,464
                                                                    ---------    ---------
           Net cash provided by operating activities                   55,238      502,930
                                                                    ---------    ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment, net                   (269,917)    (177,999)
   (Increase) decrease in investments and other assets                   (596)      15,734
   Acquisitions, net of cash acquired                                (123,753)           -
                                                                    ---------    ---------
           Net cash used in investing activities                     (394,266)    (162,265)
                                                                    ---------    ---------
Cash flows from financing activities:
   Decrease in short-term borrowings                                 (235,000)    (122,050)
   Proceeds from issuance of long-term debt                           700,000            -
   Principal payments on long-term debt                                  (240)           -
   Debt issuance costs                                                (22,750)           -
   Principal payments on capital lease obligations                     (2,187)      (2,131)
   Purchase of common stock                                           (16,986)    (106,672)
   Proceeds of sales under associates' stock purchase plan             11,052          112
   Dividends paid                                                    (107,032)    (112,338)
   Other                                                                  549          157
                                                                    ---------    ---------
           Net cash provided by (used in) financing activities        327,406     (342,922)
                                                                    ---------    ---------
Decrease in cash and cash equivalents                                 (11,622)      (2,257)
Cash and cash equivalents at beginning of year                         29,576       24,746
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  17,954    $  22,489
                                                                    =========    =========
Supplemental cash flow information:
   Interest paid                                                    $  32,722    $  18,727
   Interest and dividends received                                  $   1,861    $     519
   Income taxes paid                                                $  29,456    $  20,912
                                                                    =========    =========

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(A) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 and 40 week periods ended April 4, 2001 are not necessarily indicative of the results that may be expected for the year ended June 27, 2001.

               The balance sheet at June 28, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. and subsidiaries annual report on Form 10-K for the year ended June 28, 2000. The condensed consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in fourteen states and the Bahama Islands.

(B) Inventories: Merchandise inventories are stated at the lower of cost or market, approximately 84% of which are valued under the LIFO method.

(C) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $3 million in fiscal 2001 and in fiscal 2000. The year-to-date pre-tax LIFO charge is $10 million in fiscal 2001 and in fiscal 2000. If the FIFO method had been used, current quarter net earnings would have been $12.6 million, or $0.09 per diluted share, as compared with a net of $12.1 million, or $0.08 per diluted share in the previous year. The year-to-date net earnings for the current year would have been $38.4 million, or $0.27 per diluted share, as compared with $19.7 million, or $0.13 per diluted share for the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subjected to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(D) Comprehensive Income: Comprehensive income differs from net income because of the change in the fair value of the Company's interest rate swaps in the current year and a reclassification adjustment of an unrealized gain on investments in the prior year. Comprehensive income for the quarters ended April 4, 2001 and April 5, 2000 was $9.9 million and $10.3 million, respectively. Year-to-date, comprehensive income at April 4, 2001 and April 5, 2000 was $31.5 and $10.5 million, respectively.

(E)            Long-term Debt:

         Debt:                                                April 4, 2001   June 28, 2000
                                                              -------------   -------------
         Five-year line of credit; interest payable at
           LIBOR plus 2.50%                                   $          -    $           -
         Mortgage note payable; interest at 9.4% and
           monthly $22 principal and interest payments
           and 10.0% of principal paid annually                      1,722                -
         Six-year term loan; interest payable monthly at a
           weighted average rate of 7.54% and $1,000
           quarterly principal payments                            400,000                -
         8.875% senior notes due 2008; interest payable
           semiannually on April 1 and October 1                   300,000                -
                                                              --------------  ---------------
           Total                                                   701,722                -
         Less current portion                                        4,287                -
                                                              --------------  ---------------
                                                             $     697,435    $           -
                                                              ==============  ===============

         Capitalized lease obligation:

         Store and warehouse leases bearing
           interest rates from 8.0% to 11.5% with
           an unamortized cost of $19,510 at April 4,
           2001                                              $      33,113    $      35,082
          Less current portion                                       2,843            2,843
                                                              --------------- ---------------
                                                             $      30,270    $      32,239
                                                              =============== ===============


               On March 29, 2001, the Company replaced the existing $700 million Facility with an $800 million senior secured credit facilities (the "New Facilities,") and issued $300 million of Senior Unsecured Notes (the "Notes"). The New Facilities consist of a $200 million 364-day revolving credit facility, a $200 million five-year revolving credit facility, and a $400 million six-year term loan.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(E)            Long-term Debt, continued:

               The 364-day revolving credit facility and the five-year revolving credit facility will be used to fund ongoing working capital needs, capital expenditures and general corporate purposes. The proceeds from the Notes and the six-year term loan were used to pay off the existing debt of $700 million.

               The New Facilities are secured by a first lien on essentially all of the Company's assets and are guaranteed by the capital stock of the Company's subsidiaries.

               Pricing on the New Facilities is based on the corporate credit ratings from Standard and Poor's and Moody's Investors Services. Based on the Company's BBB-/Ba1 corporate ratings, the LIBOR spread on the 364-day and five-year Revolving Credit Facilities is 2.50%. The Company also pays an unused commitment fee of 37.5 basis points on the 364-day line of credit and 50 basis points on the five-year line of credit. The LIBOR spread on the six-year term loan is 2.75% at the Company's current rating.

               The Company entered into interest rate swap agreements, which expire in one to three years on the six-year term loan, that effectively converts the $400 million six-year term loan from variable to fixed rate debt. Under the terms of these agreements, the Company makes payments at a weighted average interest rate of 7.54% and receives a variable interest rate based on the one-month LIBOR rate. See Note F "Derivatives" for further discussion of the Company's interest rate swap activity. The Company incurred approximately $23.9 million in debt issue costs related to the issuance of the New Facilities and the Notes. These debt issue costs will be amortized over the life of the debt as additional interest expense.

               The Company had no borrowings outstanding on the 364-day and five-year lines of credit and $400 million outstanding on the six-year term loan at April 4, 2001. As of April 4, 2001 the Company had $17 million in outstanding letters of credit used to support inventory purchases and insurance obligations.

               The Company issued $300 million in unsecured notes under a shelf registration statement filed with the Securities and Exchange Commission in December 2000 (the "2000 Registration Statement"). The Notes are priced at 8.875%, pay interest semiannually on April 1 and October 1 and mature on April 1, 2008. Additional securities up to $700 million remain available for issuance under the Company's 2000 Registration Statement.

               The New Facilities and Notes contain certain covenants as defined in the credit agreement and prospectus supplement. The Company was in compliance with all of these covenants at April 4, 2001.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(E)            Long-term Debt, continued:

               Aggregate principal maturities on long-term debt and capitalized lease obligations for each of the twelve-month periods subsequent to April 4, 2001 are as follows:

                                                                                      Under
                                                                  Long-term       Capitalized
                                                                    Debt             Leases
                                                                 ---------------  --------------

                  2002                                      $      4,287        $     6,121
                  2003                                             4,284              6,125
                  2004                                             4,281              5,659
                  2005                                             4,278              5,184
                  2006                                             4,275              5,113
                  Thereafter                                     680,317             25,151
                                                                 --------          ---------
                                                            $    701,722             53,353
                                                                 ========

                  Less amounts representing estimated taxes,
                  maintenance and insurance costs included in
                  total minimum lease payments                                        1,006
                                                                                   =========
                  Net minimum lease payments                                         52,347
                  Less amounts representing interest                                 19,234
                                                                                   ---------
                  Present value of net minimum lease payments                   $    33,113
                                                                                   =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted




(F) Derivatives: The Company follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133 in the first quarter of 2001. However, the Company had no derivatives to be measured at the time of adoption.

               As part of the New Facilities described in Note E "Long-term Debt", the Company obtained a $400 million six-year term loan with a variable interest rate based on the one-month LIBOR rate. The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. The instruments primarily used to mitigate these risks are interest rate swaps. All derivative instruments held by the Company are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

               The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

               The Company has entered into three interest rate swap agreements to hedge the interest rate risk associated with the $400 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At April 4, 2001, the Company had interest rate swaps with a notional amount of $400 million. The notional amounts do not represent a measure of exposure of the Company.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(F)            Derivatives, continued:

               The maturity and interest rate on the interest rate swaps are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (5.05% as of April 4, 2001).

                               Notional
                                Amount              Maturity         Fixed Rate
                          ------------------- --------------------  ------------
                              $ 150,000         March 29, 2002        4.60%
                                150,000         March 29, 2003        4.81%
                                100,000         March 29, 2004        5.03%
                          -------------------
                              $ 400,000
                          ===================

               The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At April 4, 2001, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $1.4 million ($0.9 million, net of tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense including the effect of interest rate swaps at a weighted average rate of 7.54% on the $400 million outstanding in variable rate debt.

               The Company measures effectiveness by the ability of interest rate swaps to offset cash flows associated with changes in the one-month LIBOR rate. To the extent that any of these contracts are not considered effective, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. However, all the contracts were effective during the period and no gain or loss was reported in earnings.

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

               During fiscal 2000, the Company reserved $30.4 million for taxes and $19.7 million for interest ($42.5 million after tax, or $0.29 per diluted share) after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. Interest expense related to the tax reserve totaled $1.4 million for the current quarter. Year-to-date, the interest expense on the tax reserve totaled $4.6 million as compared to $17.5 million for the previous year. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and has appealed. While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted


(H)            Earnings  Per  Share:   The   following   table  sets  forth  the
               computation of basic and diluted earnings per share for the periods indicated.

                                                     For the 12 Weeks Ended                      For the 40 Weeks Ended
                                           --------------------------------------    --------------------------------------
                                              April 4, 2001        April 5, 2000        April 4, 2001        April 5, 2000
                                           -----------------    -----------------    -----------------    -----------------

       Basic:

       Net income                          $         10,724     $         10,273     $         32,306     $         13,549
                                           =================    =================    =================    =================
       Weighted average shares outstanding          140,233              144,376              139,697              146,397
                                           -----------------    -----------------    -----------------    -----------------
       Basic EPS                           $           0.08     $           0.07     $           0.23     $           0.09
                                           =================    =================    =================    =================
       Diluted:
       Net income                          $         10,724     $         10,273     $         32,306     $         13,549
                                           =================    =================    =================    =================
       Weighted average shares outstanding          140,233              144,376              139,697              146,397
       Net effect of dilutive stock
       options based on the treasury stock
       method                                           731                  245                  470                  173
                                           -----------------    -----------------    -----------------    -----------------
             Totals                                 140,964              144,621              140,167              146,570
                                           =================    =================    =================    =================
       Diluted EPS                         $           0.08     $           0.07     $           0.23     $           0.09
                                           =================    =================    =================    =================


(I) Common Stock: On April 19, 2000, the Board of Directors authorized the repurchase, in either open market or private transactions, of up to ten million shares of the outstanding common stock in addition to the five million share repurchase program announced on October 6, 1999. From October 6, 1999 through September 20, 2000, the Company repurchased 9,034,400 shares having an aggregate cost of $179.0 million or $19.82 per share. No stock was repurchased under the program during the second or third quarters.

               During the second quarter, approximately 910,000 shares were purchased for cash and credit by associates under the Revised Winn-Dixie Stock Purchase Plan for Employees, for an aggregate value of $13.7 million. The total amount of cash received at the time of sale was $10.3 million, with the remainder to be paid by associates over 12 months beginning January 2001.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(J) Business Reporting Segments: Based on the information monitored by the Company's operating decision makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represents less than 1% of the Company's total sales and assets.


(K) Restructuring and Other Non-recurring Charges: On April 20, 2000, the Board of Directors approved and the Company announced a major restructuring to improve the support of the retail stores and the Company's overall efficiency.

               The restructuring plan includes the actions listed below that have been or will be implemented. The plan includes certain exit costs and employee termination benefits that will be incurred within one year from the commitment date.

                                                                     Status at
   Action                                                          April 4, 2001
--------------------------------------------------------------------------------
Executive management reduction and realignment.....................Completed
Division management reduction and realignment......................Completed
Consolidation of division offices eliminating three division offices - Tampa, Atlanta, and Midwest...........................Completed
Closing of one warehouse facility- Tampa...........................Completed
Closing of two manufacturing facilities - Detergent and Bag Plants.Completed
Centralization of procurement, marketing and merchandising.........Completed
Eliminating approximately 11,000 positions.........................Completed
Closing of 116 unprofitable stores.................................112 closed
Retrofitting approximately 690 stores to improve efficiency        426 completed
   and customer service............................................and 175 under construction

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted




(K)            Restructuring and Other Non-recurring Charges, continued:

               As a result of the restructuring, the Company recorded expenses of approximately $396 million ($256 million after tax or $1.76 per diluted share) in the fourth quarter of fiscal 2000. Charges totaling $44.5 million ($27.4 million after tax or $0.19 per diluted share) were recorded in the current quarter and $90.7 million ($55.8 million after tax or $0.40 per diluted share) for the year. A summary of the restructuring charges and the remaining accrual follows:



                                            Other                    Asset
                 Employee     Lease        Location                  Removal
               Termination  Termination    Closing     Asset       & Related
                 Costs        Costs         Costs    Impairment      Costs         Total
               -----------  -----------   ---------  ----------    ----------   ---------
Additions     $  16,713      189,295       10,722      179,299            -      396,029
Utilization      (7,546)      (2,628)     (10,647)    (179,299)           -     (200,120)
               ---------    ---------    ---------    ---------    ---------    ---------
Balance
at 6/28/00    $   9,167      186,667           75            -            -    $ 195,909


Additions             -            -        3,050        2,611        5,310       10,971
Adjustments      (2,018)           -            -            -            -       (2,018)
Utilization      (4,812)     (10,124)      (3,084)      (2,611)      (5,310)     (25,941)
               ---------    ---------    ---------    ---------    ---------    ---------
Balance at
9/20/00       $   2,337      176,543           41            -            -    $ 178,921

Additions             -            -        2,584        6,109       28,560       37,253
Adjustments           -            -            -            -            -            -
Utilization      (2,148)     (14,168)      (2,587)      (6,109)     (28,560)     (53,572)
               ---------    ---------    ---------    ---------    ---------    ---------
Balance at
1/10/01       $     189      162,375           38            -            -    $ 162,602


Additions             -            -        2,106       17,505       24,954       44,565
Adjustments           -            -          (23)           -            -          (23)
Utilization         (85)      (9,300)      (2,106)     (17,505)     (24,954)     (53,950)
               ---------    ---------    ---------    ---------    ---------    ---------
Balance at
4/04/01       $     104      153,075           15            -            -    $ 153,194
               =========    =========    =========    =========    =========    =========


               The adjustment to employee termination costs represents the accrued severance for employees in closed stores where the employees subsequently became ineligible for severance. The addition to other location closing costs includes travel expenses, inventory retagging and employee relocation costs in connection with the restructuring. Asset removal and related costs and asset impairments are the expenses involved in the
               retrofit  of  selected   stores.   In   addition,   other  asset
               impairments were recorded as part of the restructuring.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(K)            Restructuring and Other Non-recurring Charges, continued:

               The following table shows the number of people that are eligible for severance under the restructuring plan.



                                                               Manufacturing and
                                                  Retail       Support Facilities        Total


   Eligible for severance                           3,351             655               4,006
   Number paid                                        636             240                 876
   Became ineligible                                1,275              63               1,338
                                                -----------    ------------------  -----------------
   Number eligible at June 28, 2000                 1,440             352               1,792


   Number paid                                        416             233                 649
   Became ineligible                                  902              53                 955
                                                -----------    ------------------  -----------------
   Number eligible at September 20, 2000              122              66                 188


   Number paid                                          -              12                  12
   Became ineligible                                    -               -                   -
                                                -----------    ------------------  -----------------
   Number eligible at January 10, 2001                122              54                 176


   Number paid                                          -               6                   6
   Became ineligible                                    -               -                   -
                                                -----------    ------------------  -----------------
   Number eligible at April 4, 2001                   122              48                 170
                                                ===========    ==================  =================


(L) Reclassification: Cash discounts and other income have been reclassified as a reduction of cost of sales and operating and administrative expenses, respectively. The reclassification reduced cost of sales for the prior year quarter and year-to-date ending April 5, 2000 by $19.5 million and $69.8 million respectively. The reclassification reduced operating expenses for the prior year quarter and year-to-date ending April 5, 2000 by $5.1 million and $20.1 million, respectively. This reclassification is consistent with industry practice. Certain other prior year amounts may have been reclassified to conform to the current year's presentation.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted


(M) Guarantor Subsidiaries: During the second quarter, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (Amounts in thousands)


12 Weeks ended April 4, 2001

                                                                       Guarantor
                                                       Parent        Subsidiaries      Eliminations     Consolidated
                                                    ---------------  ---------------  ---------------  ---------------

Net sales                                         $    1,352,439         1,663,873                -        3,016,312
Cost of sales                                            991,258         1,211,225                -        2,202,483
                                                    ---------------  ---------------  ---------------  ---------------
Gross profit                                             361,181           452,648                -          813,829
Operating & administrative expenses                      297,399           439,993                -          737,392
Restructuring and other non-recurring charges             22,861            21,681                -           44,542
                                                    ---------------  ---------------  ---------------  ---------------
Operating income (loss)                                   40,921            (9,026)               -           31,895
Equity in (loss) of consolidated subsidiaries             (5,551)                -            5,551                -
Interest expense                                          14,457                 -                -           14,457
                                                    ---------------  ---------------  ---------------  ---------------
Earnings (loss) before income taxes                       20,913            (9,026)           5,551           17,438
Income taxes                                              10,189            (3,475)               -            6,714
                                                    ---------------  ---------------  ---------------  ---------------
Net earnings (loss)                               $       10,724            (5,551)           5,551           10,724
                                                    ===============  ===============  ===============  ===============


40 Weeks ended April 4, 2001

                                                                       Guarantor
                                                       Parent        Subsidiaries      Eliminations    Consolidated
                                                    ---------------  ---------------  ---------------  ---------------
Net sales                                         $    4,447,918         5,465,594                -        9,913,512
Cost of sales                                          3,281,115         4,010,555                -        7,291,670
                                                    ---------------  ---------------  ---------------  ---------------
Gross profit                                           1,166,803         1,455,039                -        2,621,842
Operating & administrative expenses                    1,029,288         1,411,233                -        2,440,521
Restructuring and other non-recurring charges             53,761            36,987                -           90,748
                                                    ---------------  ---------------  ---------------  ---------------
Operating  income                                         83,754             6,819                -           90,573
Equity in earnings of consolidated subsidiaries            4,194                 -           (4,194)               -
Interest expense                                          38,043                 -                -           38,043
                                                    ---------------  ---------------  ---------------  ---------------
Earnings before income taxes                              49,905             6,819           (4,194)          52,530
Income taxes                                              17,599             2,625                -           20,224
                                                    ---------------  ---------------  ---------------  ---------------
Net earnings                                      $       32,306             4,194           (4,194)          32,306
                                                    ===============  ===============  ===============  ===============


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted




(M)                 Guarantor Subsidiaries, continued:


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (Amounts in thousands)


12 Weeks ended April 5, 2000
                                                                      Guarantor
                                                      Parent         Subsidiaries     Eliminations     Consolidated
                                                   ---------------  ---------------  ---------------  ---------------
Net sales                                        $   1,569,532         1,629,824                -         3,199,356
Cost of sales                                        1,184,665         1,149,272                -         2,333,937
                                                   ---------------  ---------------  ---------------  ---------------
Gross profit                                           384,867           480,552                -           865,419
Operating & administrative expenses                    383,070           458,739                -           841,809
Restructuring and other non-recurring charges                -                 -                -                 -
                                                   ---------------  ---------------  ---------------  ---------------
Operating income                                         1,797            21,813                -            23,610
Equity in earnings of consolidated subsidiaries         13,415                 -          (13,415)                -
Interest expense                                         6,907                 -                -             6,907
                                                   ---------------  ---------------  ---------------  ---------------
Earnings before income taxes                             8,305            21,813          (13,415)           16,703
Income taxes                                            (1,968)            8,398                -             6,430
                                                   ---------------  ---------------  ---------------  ---------------
Net earnings                                     $      10,273            13,415          (13,415)           10,273
                                                   ===============  ===============  ===============  ===============



40 Weeks ended April 5, 2000
                                                                      Guarantor
                                                     Parent          Subsidiaries     Eliminations     Consolidated
                                                   ---------------  ---------------  ---------------  ---------------
Net sales                                        $   4,788,428         5,849,123                -        10,637,551
Cost of sales                                        3,546,980         4,185,879                -         7,732,859
                                                   ---------------  ---------------  ---------------  ---------------
Gross profit                                         1,241,448         1,663,244                -         2,904,692
Operating & administrative expenses                  1,160,216         1,632,718                -         2,792,934
Restructuring and other non-recurring charges                -                 -                -                 -
                                                   ---------------  ---------------  ---------------  ---------------
Operating income                                        81,232            30,526                -           111,758
Equity in earnings of consolidated subsidiaries         18,773                 -          (18,773)                -
Interest expense                                        40,297                 -                -            40,297
                                                   ---------------  ---------------  ---------------  ---------------
Earnings before income taxes                            59,708            30,526          (18,773)           71,461
Income taxes                                            46,159            11,753                -            57,912
                                                   ---------------  ---------------  ---------------  ---------------
Net earnings                                     $      13,549            18,773          (18,773)           13,549
                                                   ===============  ===============  ===============  ===============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted


(M)                 Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     (Amounts in thousands except par value)


April 4, 2001
                                                                              Guarantor
                                                             Parent          Subsidiaries     Eliminations      Consolidated
                                                           ---------------  ---------------  ----------------  ----------------
Merchandise inventories                                  $     276,083          955,137                 -          1,231,220
Other current assets                                           240,073           73,758                 -            313,831
                                                           ---------------  ---------------  ----------------  ----------------
  Total current assets                                         516,156        1,028,895                 -          1,545,051
Property, plant and equipment, net                             468,140          702,776                 -          1,170,916
Other noncurrent assets                                        200,336          122,581                 -            322,917
Investments in and advances to/from subsidiaries             1,019,144                -        (1,019,144)                 -
                                                           ---------------  ---------------  ----------------  ----------------
  Total assets                                           $   2,203,776        1,854,252        (1,019,144)         3,038,884
                                                           ===============  ===============  ================  ================

Accounts payable                                         $     252,075          313,771                 -            565,846
Other current liabilities                                      269,109          274,174                 -            543,283
                                                           ---------------  ---------------  ----------------  ----------------
  Total current liabilities                                    521,184          587,945                 -          1,109,129
Long-term debt                                                 697,435                -                 -            697,435
Other noncurrent liabilities                                   192,015          247,163                 -            439,178
Common stock of $1 par value                                   140,473            6,240            (6,240)           140,473
Retained earnings                                              652,669        1,012,904        (1,012,904)           652,669
                                                           ---------------  ---------------  ----------------  ----------------
  Total liabilities and stockholders' equity             $   2,203,776        1,854,252        (1,019,144)         3,038,884
                                                           ===============  ===============  ================  ================

June 28, 2000
                                                                              Guarantor
                                                              Parent         Subsidiaries     Eliminations     Consolidated
                                                           ---------------  ---------------  ----------------  ----------------
Merchandise inventories                                  $       354,424          786,981                -         1,141,405
Other current assets                                             202,605          127,912                -           330,517
                                                           ---------------  ---------------  ----------------  ----------------
  Total current assets                                           557,029          914,893                -         1,471,922
Property, plant and equipment, net                               440,874          593,619                -         1,034,493
Other noncurrent assets                                          224,926           15,752                -           240,678
Investments in and advances to/from subsidiaries                 724,970                -         (724,970)                -
                                                           ---------------  ---------------  ----------------  ----------------
  Total assets                                           $     1,947,799        1,524,264         (724,970)        2,747,093
                                                           ===============  ===============  ================  ================

Accounts payable                                         $       352,732          223,145                -           575,877
Short-term borrowings                                            235,000                -                -           235,000
Other current liabilities                                        304,608          306,068                -           610,676
                                                           ---------------  ---------------  ----------------  ----------------
  Total current liabilities                                      892,340          529,213                -         1,421,553
Other noncurrent liabilities                                     187,624          270,081                -           457,705
Common stock of $1 par value                                     140,830            6,285           (6,285)          140,830
Retained earnings                                                727,005          718,685         (718,685)          727,005
                                                           ---------------  ---------------  ----------------  ----------------
  Total liabilities and stockholders' equity             $     1,947,799        1,524,264         (724,970)        2,747,093
                                                           ===============  ===============  ================  ================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(M)                 Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


40 Weeks ended April 4, 2001

                                                                              Guarantor
                                                              Parent         Subsidiaries     Eliminations      Consolidated
                                                            --------------  ---------------  ----------------  ----------------
Net cash (used in) provided by operating activities       $        (808)          56,046                 -             55,238
                                                            --------------  ---------------  ----------------  ----------------
  Purchases of property, plant and equipment, net               (64,259)        (205,658)                -           (269,917)
  Increase in other assets                                     (270,859)        (143,470)          289,980           (124,349)
                                                            --------------  ---------------  ----------------  ----------------
Net cash used in investing activities                          (335,118)        (349,128)          289,980           (394,266)
                                                            --------------  ---------------  ----------------  ----------------
  Decrease in short-term borrowings                            (235,000)               -                 -           (235,000)
  Proceeds from issuance of  long-term debt                     700,000                -                 -            700,000
  Purchases of common stock                                     (16,986)               -                 -            (16,986)
  Dividends paid                                               (107,032)               -                 -           (107,032)
  Other                                                          (8,209)         284,613          (289,980)           (13,576)
                                                            --------------  ---------------  ----------------  ----------------
Net cash provided by financing activities                       332,773          284,613          (289,980)           327,406
                                                            --------------  ---------------  ----------------  ----------------

Decrease in cash and cash equivalents                            (3,153)          (8,469)                -            (11,622)
Cash and cash equivalents at the beginning of the year           15,157           14,419                 -             29,576
                                                            --------------  ---------------  ----------------  ----------------
Cash and cash equivalents at end of the year              $      12,004            5,950                 -             17,954
                                                            ==============  ===============  ================  ================


40 Weeks ended April 5, 2000
                                                                              Guarantor
                                                              Parent        Subsidiaries      Eliminations       Consolidated
                                                            --------------  --------------   ----------------  ----------------
Net cash provided by operating activities                 $      17,861          485,069                 -            502,930
                                                            --------------  ---------------  ----------------  ----------------
  Purchases of property, plant and equipment, net               (25,660)        (152,339)                -           (177,999)
  Decrease in other assets                                      325,981           11,541          (321,788)            15,734
                                                            --------------  ---------------  ----------------  ----------------
Net cash provided by (used in) investing activities             300,321         (140,798)         (321,788)          (162,265)
                                                            --------------  ---------------  ----------------  ----------------
  Decrease in short-term borrowings                            (122,050)               -                 -           (122,050)
  Purchases of common stock                                    (106,672)               -                 -           (106,672)
  Dividends paid                                               (112,338)               -                 -           (112,338)
  Other                                                          16,762         (340,412)          321,788             (1,862)
                                                            --------------  ---------------  ----------------  ----------------
Net cash used in financing activities                          (324,298)        (340,412)          321,788           (342,922)
                                                            --------------  ---------------  ----------------  ----------------

(Decrease) increase in cash and cash equivalents                 (6,116)           3,859                 -             (2,257)
Cash and cash equivalents at the beginning of the year           17,848            6,898                 -             24,746
                                                            --------------  ---------------  ----------------  ----------------
Cash and cash equivalents at end of the year              $      11,732           10,757                 -             22,489
                                                            ==============  ===============  ================  ================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted



(M)            Guarantor Subsidiaries, continued:

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

(N) Litigation: Various claims and lawsuits arising in the normal course of business are pending against the Company, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

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


               See Note G "Income Taxes" with respect to certain litigation pending before the U.S. Tax Court.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED), continued
    Dollar amounts in thousands except per share data, unless otherwise noted





(O) Business Combinations: In October 2000, the Company acquired nine Gooding's supermarkets in Orlando, Florida. The acquisition was accounted for as a purchase.

               On January 11, 2001, the Company acquired 68 stores, 32 fuel stations and other assets owned by Jitney Jungle Stores of America, Inc. The acquired assets are located in Mississippi, Alabama, Florida and Louisiana. The acquisition was accounted for as a purchase. Proforma results of the Gooding's and Jitney Jungle acquisitions, assuming the transactions were consummated at the beginning of 2001 and 2000, would not be materially different from the results reported.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales. Sales for the 12 weeks ended April 4, 2001 were $3.0 billion, a decrease of $183.0 million or 5.7% compared with the same quarter last year. For the 40 weeks ended April 4, 2001, sales were $9.9 billion, a $724.0 million decrease, or 6.8% under the prior year. Identical store sales decreased 5.3% for the quarter and 4.2% for the year. Comparable store sales, which include replacement stores, decreased 5.3% for the quarter and 4.0% for the year. Identical and comparable sales decreased largely as a result of the elimination of unprofitable sales departments (deli/cafes, melon bars, salad bars, dry cleaners, etc.), the elimination of unprofitable sales items in remaining departments, a reduction in the number of 24-hour stores and construction disruptions from numerous store modifications (retrofits). During the third quarter, 384 locations had construction in progress due to the retrofit activity. It is anticipated that these factors will adversely affect the Company's sales for the remainder of fiscal 2001.

For the 40 weeks ended April 4, 2001, the Company opened and/or acquired 89 new stores averaging 37,900 square feet and closed 13 older stores averaging 34,500 square feet. A total of 1,155 locations were in operation on April 4, 2001, compared to 1,189 on April 5, 2000. As of April 4, 2001, retail space totaled
51.1 million square feet, a 3.1% decrease from the prior year. Excluding stores closed in connection with the restructuring, retail space increased 6.5% as compared to the prior year. The Company has 7 new stores and 2 store enlargements or remodels under construction unrelated to the retrofits.

Gross Profit. Gross profit decreased $51.6 million for the quarter and $282.9 million year-to-date. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal 2000 was 27.0%. Year-to-date, gross profit as a percent to sales was 26.4% in the current year, compared to 27.3% for the previous year. Gross profit dollars have decreased partially as a result of the closing of 112 stores as part of management's plan of restructuring. In addition, gross profit has been negatively impacted by the elimination of high gross profit, yet unprofitable, sales departments. Higher cost of goods sold was incurred during the Company's transition to centralized merchandise procurement.

The Company expects an improvement in gross profit as its central procurement operation matures and achieves more effective buying and enhanced promotional activity. Additionally, shrink reduction initiatives have contributed to an improvement in the gross profit margin in the second and third quarters as compared to the first quarter of fiscal 2001.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations, continued:

Operating and administrative expenses. Operating and administrative expenses decreased $104.4 million for the third quarter of fiscal 2001 as compared to the corresponding quarter in fiscal 2000. Year-to-date, operating and administrative expenses decreased $352.4 million. As a percentage of sales, operating and administrative expenses for the quarter were 24.4%, as compared to 26.3% in the previous year. Year-to-date, operating and administrative expenses as a percent of sales were 24.6% for the current year, as compared to 26.3% in the previous year.

The decrease in operating and administrative expenses was primarily due to a decrease in retail and administrative operating expenses, such as payroll, depreciation, rent and leasehold improvement amortization. The expense reduction was an expected result of the restructuring and came primarily from the closing of the three division offices, 112 stores, the elimination of high labor cost service departments and expense reductions from the retrofit activity as well as certain labor efficiency initiatives adopted by the Company.

Rent expense on operating leases for the quarter was $80.1 million, as compared to $76.7 million in the previous year. Year-to-date, rent expense on operating leases was $248.9 million for the current year, as compared to $246.3 million in the previous year.

Interest expense. Interest expense totaled $14.5 million for the third quarter of fiscal 2001, compared to $6.9 million for the corresponding quarter in fiscal 2000. Year-to-date, interest expense totaled $38.0 million for the current year, as compared to $40.3 million for the prior year. Interest expense is primarily interest on capital leases and interest on short-term and long-term debt.
Interest expense also reflects accrued interest relating to an unfavorable opinion from the U.S. Tax Court in October 1999 relating to company owned life insurance ("COLI") (see Note G "Income Taxes"). Interest expense related to the COLI reserve totaled $1.4 million for the current quarter. Year-to-date, the interest expense on the COLI reserve totaled $4.6 million as compared to $17.5 million for the previous year. Excluding interest on the COLI reserve, interest expense has increased in the current year as compared to the previous year due to an increase in the amount of total debt outstanding and an increase in interest rates in the first two quarters of fiscal 2001.

The Company capitalized interest totaling $0.3 million during the third quarter of fiscal 2001, and $5.2 million for the year, related to construction of new stores and a warehouse facility in Jacksonville, Florida.

Earnings before income taxes. Earnings before income taxes were $17.4 million for the current quarter, compared to $16.7 million in the previous year. Year-to-date, earnings before income taxes were $52.5 million for the current year, compared to $71.5 million in the previous year. The reduction in pretax earnings for fiscal 2001 is primarily due to the decrease in gross profit and increase in restructuring and other non-recurring charges. These reductions to pretax earnings were partially offset by a decline in operating and administrative expenses.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations, continued:

Income taxes have been accrued at an effective tax rate of 38.5% for fiscal 2001 and 2000. This rate is expected to approximate the effective rate for the full 2001 fiscal year.

Net earnings. Net earnings for the third quarter of fiscal 2001 amounted to $10.7 million, or $0.08 per diluted share as compared to $10.3 million, or $0.07 per diluted share, for the corresponding quarter of the previous year. Year-to-date, net earnings amounted to $32.3 million, or $0.23 per diluted share as compared to $13.5 million, or $0.09 per diluted share, for the previous year. The LIFO charge reduced net earnings by $1.8 million, or $0.01 per diluted share for both the current quarter this year and the same quarter last year. Year-to-date, the LIFO charge reduced net earnings by $6.1 million, or $0.04 per diluted share for the current year and $6.2 million, or $0.04 for the previous year.

Restructuring Plan

Part of the restructuring plan involves store modifications (retrofits) that combine certain service departments in approximately 690 stores to improve efficiency and customer service. As of April 4, 2001, 175 locations were under construction and 426 were completed. Capital expenditures related to the retrofits are estimated to be approximately $85 million.

The Company estimates restructuring charges during fiscal 2001 to be approximately $144 million ($88.6 million after tax or $0.63 per diluted share). The charges are for asset impairments and asset removal and related costs for the store retrofits and location closing costs. Of that amount, charges totaling $44.5 million ($27.4 million after tax or $0.19 per diluted share) were recorded in the quarter and $90.7 million ($55.8 million after tax or $0.40 per diluted share) were recorded for the year.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Restructuring Plan, continued:

The  following   tables  show  the  effect  on  the  quarter  and  year  of  the restructuring charges (see Note K "Restructuring and Other Non-recurring Charges") and interest on the reserve recorded in connection with the tax court's decision regarding company owned life insurance (see Note G "Income Taxes").

                                                                  Non-        Excluding
                                                     As        recurring        Non-
        12 weeks ended April 4, 2001              Reported       Charges      recurring
        ----------------------------            ------------   ----------    -----------
 Net sales ..................................   $  3,016,312            -    $  3,016,312
 Cost of sales ..............................      2,202,483            -       2,202,483
                                                ------------   ----------    ------------
 Gross profit on sales ......................        813,829            -         813,829
 Operating and administrative expenses ......        737,392            -         737,392
 Restructuring and other non-recurring charges        44,542       44,542               -
                                                ------------   ----------    ------------
 Operating income ...........................         31,895      (44,542)         76,437
 Interest expense ...........................         14,457        1,387          13,070
                                                ------------   ----------    ------------
 Earnings before income taxes ...............         17,438      (45,929)         63,367
 Income taxes ...............................          6,714      (17,683)         24,397
                                                ------------   ----------    ------------
 Net earnings ...............................   $     10,724      (28,246)   $     38,970
                                                ============   ==========    ============
 Basic earnings per share ...................   $       0.08        (0.20)   $       0.28
                                                ============   ==========    ============
 Diluted earnings per share .................   $       0.08        (0.20)   $       0.28
                                                ============   ==========    ============


                                                                  Non-        Excluding
                                                     As        recurring        Non-
            40 weeks ended April 4, 2001          Reported      Charges       recurring
            ----------------------------        ------------   ----------    ------------
Net sales ...................................   $  9,913,512            -    $  9,913,512
Cost of sales ...............................      7,291,670            -       7,291,670
                                                ------------   ----------    ------------
Gross profit on sales .......................      2,621,842            -       2,621,842
Operating and administrative expenses .......      2,440,521            -       2,440,521
Restructuring and other non-recurring charges         90,748       90,748               -
                                                ------------   ----------    ------------
Operating income ............................         90,573      (90,748)        181,321
Interest expense ............................         38,043        4,625          33,418
                                                ------------   ----------    ------------
Earnings before income taxes ................         52,530      (95,373)        147,903
Income taxes ................................         20,224      (36,719)         56,943
                                                ------------    ----------   ------------
Net earnings ................................   $     32,306      (58,654)   $     90,960
                                                ============    ==========   ============
Basic earnings per share ....................   $       0.23        (0.42)   $       0.65
                                                ============    ==========   ============
Diluted earnings per share ..................   $       0.23        (0.42)   $       0.65
                                                ============    ==========   ============

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources

Cash and cash equivalents amounted to $18.0 million at April 4, 2001 compared to $22.5 million at April 5, 2000. During the third quarter, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 5.8%.

Working capital amounted to $435.9 million at April 4, 2001, compared to $50.4 million at June 28, 2000. The improvement was due to the refinancing of the Company's $700 million in short-term debt into long-term debt.

Net cash provided by operating activities amounted to $55.2 million for the 40 weeks ended April 4, 2001 compared to $502.9 million in the previous year. The reduction in net cash provided by operations is largely due to the increase in merchandise inventories and cash payments related to the restructuring.

Net cash used in investing activities was $394.3 million for the 40 weeks ended April 4, 2001 compared to $162.3 million in the previous year. The increase was for capital expenditures and two acquisitions. Capital expenditures in fiscal 2001 totaled $269.9 million compared to $178.0 million for the previous year. These expenditures were for new store locations, remodeling and enlargement of store locations and maintenance and expansion of support facilities. Included in the current year expenditures are amounts related to retrofits, new store construction and for construction of the distribution and retail support center in Jacksonville, Florida. The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $450.0 million in 2001. The Company has no material construction or purchase commitments outstanding as of April 4, 2001.

Net cash provided by (used in) financing activities was $327.4 million for the 40 weeks ended April, 2001 compared to ($342.9) million in the previous year. The increase was due to the net proceeds from the New Credit facilities and Notes. See Note E for further discussion on the New Facilities and Notes.

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

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


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

Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to:


o the Company's ability to complete successfully the restructuring of operations adopted by the Board of Directors on April 20, 2000,

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

As part of the New Facilities described in Note E "Long-term Debt", the Company obtained a $400 million six-year term loan with a variable interest rate based on the one-month LIBOR rate. The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. The instruments primarily used to mitigate these risks are interest rate swaps. All derivative instruments held by the Company are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

The Company has entered into three interest rate swap agreements to hedge the interest rate risk associated with the $400 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At April 4, 2001, the Company had interest rate swaps with a notional amount of $400 million. The notional amounts do not represent a measure of exposure of the Company.

The maturity and interest rate on the interest rate swaps are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate Matu ity Fixed Rate equal to the one-month LIBOR (5.05% as of April 4, 2001).


                       Notional
                         Amount           Maturity      Fixed Rate
                    ---------------- ---------------- ---------------
                      $ 150,000        March 29, 2002      4.60%
                        150,000        March 29, 2003      4.81%
                        100,000        March 29, 2004      5.03%
                    ----------------
                      $ 400,000
                    ================



The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At April 4, 2001, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $1.4 million ($0.9 million, net of tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense including the effect of interest rate swaps at a weighted average rate of 7.54% on the $400 million outstanding in variable rate debt.

           Quantitative and Qualitative Disclosures About Market Risk


The Company measures effectiveness by the ability of interest rate swaps to offset cash flows associated with changes in the one-month LIBOR rate. To the extent that any of these contracts are not considered effective, any changes in fair value relating to the ineffective portion of these contracts
areQuantitative and Qualitative Disclosures About Market Risk immediately recognized in income. However, all the contracts were effective during the period and no gain or loss was reported in earnings.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of April 4, 2001.



                             Expected Maturity Date
                             ----------------------
                          (Dollar amounts in thousands)



                            2002          2003         2004         2005         2006       Thereafter     Total      Fair Value
                         ----------   ----------   ---------   ----------    ----------   ------------   ---------   -----------
Liabilities:


Long-term Debt
   Fixed Rate          $       287   $      284   $      281   $       278  $       275  $   300,317  $   301,722  $   301,722
     Average interest         9.40%        9.40%        9.40%         9.40%        9.40%        8.88%        8.88%
       Rate


   Variable Rate       $     4,000   $    4,000   $    4,000   $     4,000  $     4,000  $   380,000  $   400,000  $   400,000
     Average interest         7.16%        7.57%        8.20%         8.48%        8.68%        8.80%        8.76%
       rate


Interest Rate Derivatives

Interest Rate Swaps:

   Variable to Fixed   $   150,000   $  150,000   $  100,000   $         -  $         -  $         -  $   400,000  $    (1,387)
     Average pay rate         4.60%        4.81%        5.03%         0.00%        0.00%        0.00%        4.79%
     Average receive rate     4.41%        4.82%        5.45%         0.00%        0.00%        0.00%        4.70%


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                           Part II - Other Information


   Item 1.    Legal Proceedings

              See Note N "Litigation" of the notes to the condensed consolidated financial statements, page 19, included herein, regarding various claims and lawsuits pending against the Company.

   Item 2.    Changes in Securities and Use of Proceeds

              Not applicable.

   Item 3.    Defaults Upon Senior Securities

              Not applicable.

   Item 4.    Submission of Matters to a Vote of Security Holders

              Not applicable.

   Item 5.    Other Information

              Not applicable


   Item 6.    Exhibits and Reports on Form 8-K

              (a)   Exhibits


              (b)   Reports on Form 8-K

                    During the third quarter ended April 4, 2001. The Company filed one Current Report on Form 8-K dated March 29, 2001.

                    In the form 8-K dated March 29, 2001, the Company disclosed and filed a purchase agreement, the first supplemental indenture and the 8.875% senior notes related to the issuance of $300 million, 8.875% senior notes. The Company also disclosed and filed the credit agreement related to the new $800 million credit facility (see Note E "Long-term Debt") and a computation of ratios of earnings to fixed charges.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES




                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WINN-DIXIE STORES, INC.



   Date: April 26, 2001                        RICHARD P. MC COOK
                                       ------------------------------------
                                               Richard P. McCook
                                           Senior Vice President and
                                            Chief Financial Officer


   Date: April 26, 2001                         D. MICHAEL BYRUM
                                       ------------------------------------
                                                D. Michael Byrum
                                       Vice President, Corporate Controller
                                          and Chief Accounting Officer