Form 10-K
period 2001-06-27
WINN DIXIE STORES INC
filed 2001-08-08
CIK 107681

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

       (Mark One)
          |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 27, 2001

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

                            Area Code (904) 783-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock Par Value $1.00 Per Share          New York Stock Exchange
8.875% Senior Notes due 2008                    New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 27, 2001, as reported on the New York Stock Exchange was approximately $2,050,509,347. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 27, 2001, registrant had outstanding 140,466,235 shares of common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE:   Portions  of  the  registrant's  Proxy
Statement in respect to the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART I

Business....................................................................   1

Properties..................................................................   5

Legal Proceedings...........................................................   5

Submission of Matters to a Vote of Security Holders.........................   5

Executive Officers of the Registrant........................................   6

PART II

Market for the Registrant's Common Equity and Related Shareholder Matters...   8

Selected Financial Data.....................................................   8

Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................   8

Quantitative and Qualitative Disclosure about Market Risk...................   8

Financial Statements and Supplemental Data..................................   8

Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   8

PART III

The  information  required by Part III is hereby  incorporated by  reference to Winn-Dixie  Stores,  Inc.'s  definitive proxy statement to be filed on or
before  September  5,  2001  in  connection  with  its  Annual  Meeting   of
Shareholders................................................................   9

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   9

Signatures..................................................................  13

PART I

ITEM 1:     BUSINESS

General

     Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food and drug retailer with 1,153 stores in 14 states located primarily in the southeastern United States and the Bahama Islands. According to published reports of sales at June 27, 2001, the Company is one of the nation's largest food retailers and one of the largest supermarket chains in the southeastern region of the United States.

     All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

     In October 2000, the Company acquired certain supermarket operations of Gooding's Supermarkets, Inc. in the Orlando, Florida area. The operations consist of nine supermarkets averaging 47,300 square feet. This acquisition fits the Company's strategic direction of seeking prime supermarket locations that offer potential for sales growth within its core markets.

     In January 2001, the Company acquired 68 stores averaging 34,300 square feet, 32 fuel stations and other assets owned by Jitney Jungle Stores of America, Inc. The acquired assets are located in Mississippi, Alabama and Louisiana. The Company views the acquisition as an excellent opportunity to expand existing operations.

     Based upon information monitored by the Company's operating decision-makers to manage the business, the Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments.

Store Formats and Business Strategy

     The Company's retail stores sell groceries, meats, seafood, fresh produce, deli/bakery products, pharmaceutical products and general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. In addition, many locations also offer broad lines of merchandise and services such as company-operated photo labs and in-store banks operated by independent third parties who rent space. The Company supports the retail operations through 16 strategically located warehouse distribution facilities and 19 manufacturing facilities. In addition, the Company operates 34 fuel centers, 32 of which were acquired from Jitney Jungle on January 11, 2001, and, as of June 27, 2001 operated seven liquor stores.


Store locations by state and by format:


                                 Winn-     Market-    Thrift-   Jitney    Sack &     City Meat               Save
        State          Total     Dixie      Place       way     Jungle     Save       Markets     Buddies    Rite
--------------------------------------------------------------------------------------------------------------------
Florida                 436       61         372         -         -         -           -           -         3
Alabama                 118       39         74          -         5         -           -           -         -
North Carolina          109       53         56          -         -         -           -           -         -
Georgia                  94       13         81          -         -         -           -           -         -
Louisiana                79       18         60          -         1         -           -           -         -
Texas                    71       14         56          -         -         -           -           1         -
Mississippi              69        7         12          -        42         8           -           -         -
South Carolina           62       24         38          -         -         -           -           -         -
Kentucky                 40        6         29          5         -         -           -           -         -
Virginia                 28       10         18          -         -         -           -           -         -
Ohio                     17        -          -         17         -         -           -           -         -
Bahamas                  12        3          -          -         -         -           9           -         -
Tennessee                12        4          8          -         -         -           -           -         -
Oklahoma                  5        4          1          -         -         -           -           -         -
Indiana                   1        -          1          -         -         -           -           -         -
                      ----------------------------------------------------------------------------------------------
                       1,153      256        806        22        48         8           9           1         3
                      ==============================================================================================

Stores average 44,300 square feet and range in size from 7,100 to 85,200 square feet.

Support and Other Services

     The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:

LOCATION                          FACILITIES
--------------------------------------------------------------------------------

ALABAMA              Montgomery       Distribution center; Plants: milk bottling
-------                               and frozen pizza

FLORIDA              Baldwin          Distribution center
-------              Jacksonville     General  merchandise  distribution center;
                                      Plant: coffee, tea and spices
                     Madison          Plant:  meat processing
                     Miami            Distribution center;  Plant: milk bottling
                     Orlando          Distribution center
                     Plant City       Plants:  ice cream and milk bottling
                     Pompano          Distribution center
                     Sarasota         Distribution center

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

KENTUCKY             Louisville       Distribution center
--------

LOUISIANA            Hammond          Distribution center; Plant:  milk bottling
---------            New Orleans      Distribution center

NORTH CAROLINA       Charlotte        Distribution center
--------------       High Point       Plants:   milk   bottling   and   cultured
                                      products
                     Raleigh          Distribution center

SOUTH CAROLINA       Greenville       General  merchandise  distribution center;
--------------                        Plants: ice cream and milk bottling

TEXAS                Ft. Worth        Distribution center;  Plant: milk bottling
-----

BAHAMAS              Nassau           Distribution center
-------

     The principal function of manufacturing operations is to purchase, manufacture and process private label merchandise sold in stores operated by the Company. An insignificant portion of the products produced by the manufacturing plants is sold to others.

     Seasonality does not materially affect the business of the Company. However, due to the influx of winter residents to the Sunbelt, Florida in particular, and increased purchases of food items for the Thanksgiving and Christmas holiday seasons, there is a seasonal sales increase during the period of November - April each fiscal year.

Marketing and Competition

     Retail businesses generally compete on the basis of location, quality of products and service, price, convenience, product variety and store condition. The number and type of competitors vary by location and competitive position varies according to the individual markets in which the Company operates.

     The retail merchandising business in general, and the supermarket industry in particular, is highly and increasingly competitive and generally characterized by high inventory turnover and narrow profit margins. The Company competes directly with national, regional and local supermarket chains, as well as independent supermarkets, discount stores, convenience stores and the newer "alternative format" food stores, including warehouse club stores, deep discount "supercenters" and conventional department stores. The Company also faces increased competition from restaurants and fast food chains due to the increasing proportion of consumer expenditures for food consumed away from home as compared to food consumed at home.

Associates

     At the end of fiscal 2001, the Company had 46,000 full-time and 73,000 part-time associates. None of the 119,000 associates are covered by a collective bargaining agreement.

Bahamas

     All sales of the Company are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiary in the Bahamas, which operates 12 retail food stores.

Management Actions

     On April 20, 2000, the Company announced a major restructuring plan to improve the support of the retail stores and the Company's overall efficiency. The restructuring plan included the closing of certain manufacturing, warehousing and retail locations as well as retrofitting of over 50% of the Company's retail stores to improve efficiency and customer service. As of June 27, 2001, the restructuring efforts were substantially complete. Any remaining expenditures relating to retrofits are not considered to be material to the Company's operations and will be included as a component of operating and administrative expense.

ITEM 2:     PROPERTIES

Stores

     All but 16 of the retail stores operated by the Company are on premises occupied on a rental basis. See Note 11 of the "Notes to Consolidated Financial Statements," page F-31, included herein.

Support Properties

     The warehousing and distribution centers, with the exception of the facilities in Baldwin, FL; Montgomery, AL; New Orleans, LA; Louisville, KY; and Fort Worth, TX; are rented under leases due to expire within 3 to 23 years. All of these contain renewal options, which vary from lease to lease.

     The Company's Valdosta, GA cracker and cookie bakery and snacks bakery; Fort Worth, TX dairy plant; Madison, FL meat processing plant; Plant City, FL ice cream and milk bottling plants; Miami, FL reclaim center; Gainesville, GA oleomargarine and cheese processing and packaging plants; and Montgomery, AL milk bottling and frozen pizza plants are owned in fee. All other manufacturing facilities are rented under leases due to expire in 23 years. All of these contain renewal options, which vary from lease to lease.

     All of the above support properties are considered to be in excellent condition.

ITEM 3:     LEGAL PROCEEDINGS

     See Note 13(d) of the "Notes to Consolidated Financial Statements," page F-34 included herein, regarding various claims and lawsuits pending against the Company.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 27, 2001.

Executive Officers of the Registrant


Set forth below is certain information concerning the executive officers of the Company as of June 27, 2001:

                                                                                   YEAR                  YEAR FIRST
                          AGE IN                                                 APPOINTED                EMPLOYED
                         YEARS AT                                               TO CURRENT                   BY
NAME                      06-27-01            OFFICE HELD                         POSITION               WINN-DIXIE
----                      --------            -----------                         --------               ----------

A. Dano Davis               56          Chairman of the Board                      1988                    1968

A. R.  Rowland              57          President and                              1999                    1999
                                          Chief Executive Officer

D. G. Lafever               52          Senior Vice President and                  2001                    1966
                                          Director of Sales and Procurement

R. P. McCook                48          Senior Vice President and                  1984                    1984
                                          Chief Financial Officer

D. M. Sheehan               46          Senior Vice President and                  2000                    2000
                                            Director of Real Estate

J. R. Sheehan               43          Senior Vice President and                  2001                    2000
                                          Director of Operations

A. B. Toscano               39          Senior Vice President and                  2000                    2000
                                          Director of Human Resources

E. E. Zahra, Jr.            54          Senior Vice President and                  1995                    1995
                                          General Counsel

D. M. Byrum                 48          Vice President, Corporate Controller       2000                    1972
                                          and Chief Accounting Officer

K. D. Ross                  32          Vice President, Strategic Planning         2000                    2000
                                          and Treasurer

Division Presidents:
J. D. Fitzgerald            51          Vice President                             1998                    1970
M. J. Istre                 50          Vice President                             1999                    1969
R. C. Lunn, Jr.             49          Vice President                             1997                    1969
D. J. Richardson            51          Vice President                             2000                    1966
M. A. Sellers               47          Vice President                             1997                    1973
H. M. Solana, Jr.           46          Vice President                             1999                    1971
D. A. Weaver                45          Vice President                             2000                    1972


     All of the officers listed as executive officers of the registrant, with the exception of Mr. Allen Rowland, Mr. Dennis Sheehan, Mr. John Sheehan, Mr. August Toscano and Ms. Kellie Ross, have been employed for the past five years in either the same capacity as listed, or in a position with the Company which was consistent in occupation with the present assignment.

     Prior to becoming President and Chief Executive Officer, Mr. Rowland was President and Chief Operating Officer of Smith's Food & Drug Centers from 1996 to 1997 and, prior to that, was a Senior Vice President with Albertson's.

     Senior Vice President and Director of Real Estate, Mr. Dennis Sheehan was a private real estate developer for grocery and other retail facilities in the Southeast since 1987. For the 10 years preceding 1987, Mr. Sheehan was employed at Albertson's, most recently as Director of Real Estate.

     Senior Vice President and Director of Operations, Mr. John Sheehan was Executive Vice President of Pathmark Stores, Inc. from 1997 to 2000. For the 16 years preceding 1997, Mr. Sheehan was employed at Albertson's, most recently as Director of Operations, Southern California Division.

     Senior Vice President and Director of Human Resources, Mr. Toscano was Vice President, Human Resources of Burger King Corporation, from 1999 to 2000. From 1998 to 1999, Mr. Toscano was International Human Resources Vice President of Citibank. Mr. Toscano was Senior Director of Human Resources for Tricon Global Restaurants from 1994 to 1998.

     Vice President, Strategic Planning and Treasurer, Ms. Ross was Audit Manager of Arthur Andersen LLP, from 1999 to 2000. From 1997 to 1999, Ms. Ross was Corporate Controller for Armor Holding, Inc. Ms. Ross was Assistant Controller for PSS World Medical, Inc. from 1995 to 1997.

     Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected. Dennis Sheehan and John Sheehan are brothers. A. Dano Davis is the first cousin of T. Wayne Davis, Director, and the first cousin of the spouse of Charles P. Stephens, Director. No other executive officer has a family relationship with any other executive officer or director.

                                     PART II

ITEM  5:    MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of June 27, 2001 was 48,761.

     Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of monthly dividends is in Note 16 of the "Notes to Consolidated Financial Statements," on page F-37 included herein.

ITEM  6:    SELECTED FINANCIAL DATA

     The information required by this Item begins on page F-1 included herein.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is on page F-3 included herein.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this Item begins on page F-7 included herein.

ITEM  8:    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Financial statements and supplemental data are set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 15 included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 27, 2001.

                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:    EXECUTIVE COMPENSATION

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with its 2001 Annual Meeting of Shareholders.

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

                (2)      Financial Statement Schedules:

                         See  "Index  to  Consolidated   Financial   Statements,
                         Supporting Schedules and Supplemental Data" on page 15 included herein.

                (3)      Exhibits:

                         Certain of the following exhibits which have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and which are designated in prior filings as noted below, are hereby incorporated by reference and made a part hereof:


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                  Description of Exhibit                  Incorporated by Reference From
------                  ----------------------                  ------------------------------
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

3.2 Restated By-Laws of the Registrant as amended through July 02, 2001.

4.2            First   Supplemental   Indenture,   dated        Previously  filed as Exhibit 4.2 (a) to Form 8-K
               March 29, 2001, among Winn-Dixie  Stores,        filed  on  March  29,  2001,  which  Exhibit  is
               Inc.,  the  Guarantors  named therein and        herein incorporated by reference.
               Wilmington Trust Company, as Trustee.

9.1            Agreement  of   Shareholders  of  D.D.I.,        Previously  filed  as  Exhibit  9.1 to  Form  10-K
               Inc. (formerly Vadis  Investments,  Inc.)        for the year ended June 30,  1993,  which  Exhibit
               dated April 19, 1989.                            is herein incorporated by reference.

10.0           Employment  Agreement of Allen R. Rowland        Previously  filed as  Exhibit  10.0 to Form 10-K
               effective November 23, 1999.                     for the year ended June 28, 2000,  which Exhibit
                                                                is herein incorporated by reference.


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                  Description of Exhibit                 Incorporated by Reference From
------                  ----------------------                 ------------------------------
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

10.2.3         Amendment   to   the    Performance-Based       Previously  filed as  Exhibit  10.2.3 to Form 10-K
               Restricted  Stock Plan effective  January       for the year ended June 28,  2000,  which  Exhibit
               26, 2000.                                       is herein incorporated by reference.

10.2.4 Amendment to the Restricted Stock Plan effective August 9, 2000

10.3           Key    Employee    Stock    Option   Plan       Previously  filed as Exhibit 10.3 to Form 10-Q for
               effective  January  24,  1990 as  amended       the  quarter  ended  September  20,  2000,   which
               effective August 9, 2000.                       Exhibit is herein incorporated by reference.

10.4           Supplemental  Retirement  Plan dated July       Previously  filed as Exhibit 10.4 to Form 10-K for
               1, 1994,  as amended  effective  June 15,       the year ended  June 28,  2000,  which  Exhibit is
               2000.                                           herein incorporated by reference

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



ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number          Description of Exhibit                         Incorporated by Reference From
------          ----------------------                         ------------------------------
10.6            Senior  Corporate  Officer's  Management       Previously  filed as Exhibit 10.6 to Form 10-K for
                Security  Plan as amended  and  restated       the year ended  June 26,  1996,  which  Exhibit is
                effective June 30, 1982.                       herein incorporated by reference.

10.6.1          Amendment  effective  May  1,  1992,  to         Previously  filed  as  Exhibit  10.6.1  to form
                Senior  Corporate  Officer's  Management       10-K for the year  ended  June  26,  1996,  which
                Security Plan.                                 Exhibit is herein incorporated by reference.


10.7           Winn-Dixie   Stores,    Inc.   Directors'       Previously  filed  as  Exhibit  10.7 to Form  10-Q
               Deferred  Fee  Plan  as  amended  through       for the quarter ended  September 20,  2000,  which
               October 4, 2000.                                Exhibit is herein incorporated by reference.

                                                               Previously  filed  as  Exhibit  10.8 to Form  10-Q
10.8            Winn-Dixie  Stores,  Inc. Stock Plan for       for the quarter ended  September 20,  2000,  which
                Directors effective October 4, 2000.           Exhibit is herein incorporated by reference.


10.9            Credit Agreement,  dated March 29, 2001,       Previously  filed as  Exhibit 10 to Form 8-K filed
                among  Winn-Dixie  stores,  Inc.,  First       on  March  29,  2001,   which  Exhibit  is  herein
                Union  National  Bank and other  lenders       incorporated by reference.
                named  therein,  relating to  Winn-Dixie
                Stores,  Inc.'s senior  credit  facility
                in the amount of $800,000,000.

12.0            Computation  of  Ratios of  Earnings  to
                Fixed  Charges  for  Winn-Dixie  Stores,
                Inc.

21.1            Subsidiaries of Winn-Dixie Stores, Inc.

23.1            Consent of KPMG LLP.

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed for the quarter ended June 27, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WINN-DIXIE STORES, INC.


                                      By  /s/ Allen R. Rowland
                                          --------------------
                                              Allen R. Rowland
                                          (Chief Executive Officer)


                                      Date   August 8, 2001
                                           ---------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/         A. Dano Davis           Chairman and Director         August 8, 2001
-------------------------
           (A. Dano Davis)


/s/      Allen R. Rowland           President and Director        August 8, 2001
-------------------------          (Chief Executive Officer)
         (Allen R. Rowland)


/s/       Richard P. McCook         Senior Vice President         August 8, 2001
---------------------------        (Chief Financial Officer)
         (Richard P. McCook)


/s/       D. Michael Byrum             Vice President             August 8, 2001
---------------------------       (Corporate Controller and
         (D. Michael Byrum)        Chief Accounting Officer)

/s/        T. Wayne Davis                Director                 August 8, 2001
-------------------------
          (T. Wayne Davis)


/s/       Radford D. Lovett              Director                 August 8, 2001
---------------------------
         (Radford D. Lovett)


/s/      Charles P. Stephens             Director                 August 8, 2001
----------------------------
        (Charles P. Stephens)


/s/       Armando M. Codina              Director                 August 8, 2001
---------------------------
         (Armando M. Codina)


/s/       Carleton T. Rider              Director                 August 8, 2001
---------------------------
         (Carleton T. Rider)


/s/        Julia B. North                Director                 August 8, 2001
-------------------------
          (Julia B. North)


/s/       Tillie K. Fowler               Director                 August 8, 2001
--------------------------
         (Tillie K. Fowler)


/s/        Ronald Townsend               Director                 August 8, 2001
--------------------------
          (Ronald Townsend)

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA



Selected Financial Data                                                      F-1

Management's Discussion and Analysis of Financial Condition and Results
  of  Operations                                                             F-3

Consolidated Financial Statements and Supplemental Data:

      Report of Management                                                  F-10

      Independent Auditors' Report                                          F-11

      Consolidated Statements of Operations, Years ended
       June 27, 2001, June 28, 2000 and June 30, 1999                       F-12

      Consolidated Balance Sheets, June 27, 2001 and June 28, 2000          F-13

      Consolidated Statements of Cash Flows, Years ended
       June 27, 2001, June 28, 2000 and June 30, 1999                       F-14

      Consolidated Statements of Shareholders' Equity, Years ended
       June 27, 2001, June 28, 2000 and June 30, 1999                       F-15

      Notes to Consolidated Financial Statements                            F-16

Financial Statement Schedules:

      Independent Auditors' Report on Financial Statement Schedule           S-1

      II     Consolidated Valuation and Qualifying Accounts, Years ended
             June 27, 2001, June 28, 2000 and June 30, 1999                  S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.




                             SELECTED FINANCIAL DATA
                                                                        2001        2000      1999*      1998      1997
                                                                        ----        ----      -----      ----      ----
Sales                                                                    Dollars in millions except per share data
   Net sales.................................................     $   12,903      13,698     14,137    13,617    13,219
   Percent (decrease) increase...............................           (5.8)       (3.1)       3.8       3.0       2.0
   Average annual sales per store............................     $     11.6        11.6       11.9      11.7      11.3
Earnings Summary
   Gross profit..............................................     $    3,454       3,727      3,903     3,729     3,411
     Percent of sales........................................           26.8        27.2       27.6      27.4      25.8
   LIFO (credit) charge......................................     $      (12)         15          4       (12)        3
   Operating and administrative expenses.....................     $    3,180       3,586      3,577     3,365     3,070
     Percent of sales........................................           24.7        26.2       25.3      24.7      23.2
   Restructuring and other non-recurring charges.............     $      147         396          -        18         -
     Percent of sales........................................            1.1         2.9          -       0.1         -
   Company owned life insurance (COLI) tax case (after tax)..     $        3          42          -         -         -
     Percent of sales........................................            0.0         0.3          -         -         -
   Net earnings (loss).......................................     $       45        (229)       182       199       204
     Basic earnings (loss) per share.........................     $     0.32       (1.57)      1.23      1.34      1.36
     Diluted earnings (loss) per share.......................     $     0.32       (1.57)      1.23      1.33      1.36
     Percent of net earnings (loss) to sales.................            0.4        (1.7)       1.3       1.5       1.5
     Percent of net earnings (loss) to average equity........            5.5       (20.1)      13.1      14.7      15.3
   Net earnings excluding COLI, restructuring and
       other non-recurring charges...........................     $      139          75        182       210       204
     Basic earnings per share................................     $     1.00        0.52       1.23      1.41      1.36
     Diluted earnings per share..............................     $     0.99        0.52       1.23      1.41      1.36
     Percent of net earnings to sales........................            1.1         0.5        1.3       1.5       1.5
     Percent of net earnings to average equity...............           17.0         6.6       13.1      15.5      15.3
EBITDA ......................................................     $    310.0         1.3      618.5     676.7     632.8
EBITDAR  ....................................................     $    658.1       325.8      961.4     985.9     911.6
EBITDA excluding restructuring and
     non-recurring charges...................................     $    457.3       397.4      618.5     694.8     632.8
EBITDAR excluding restructuring and
     non-recurring charges...................................     $    805.3       721.9      961.4   1,004.0     911.6
Dividends
   Dividends paid............................................     $    142.9       149.0      151.2     150.9     144.2
   Percent of net earnings (loss)............................          315.3       (65.1)      82.9      76.0      70.5
   Per share (present rate $1.02)............................     $     1.02        1.02       1.02      1.02      0.96
Common Stock (WIN)
   Total shares outstanding (000,000)........................          140.5       140.8      148.6     148.5     148.9
     NYSE - Common stock price range - High..................     $    33.12       41.94      52.19     59.25     42.38
                                     - Low...................     $    13.44       14.25      28.63     33.69     29.88
Financial Data
   Cash flow information:
     Net cash provided by operating activities...............     $    244.9       743.3      436.4     464.5     413.9
     Net cash used in investing activities...................     $   (443.6)     (196.1)    (335.1)   (325.9)   (477.7)
     Net cash provided by (used in) financing activities.....     $    290.2      (542.3)    (100.0)  (129.2)      45.7
   Capital expenditures, net.................................     $    313.3       213.0      334.3    368.6      423.1
   Depreciation and amortization.............................     $    183.6       256.7      292.4     330.4     291.2
   Working capital...........................................     $    449.3        50.4      285.0     262.6     220.1
   Current ratio.............................................            1.4         1.0        1.2       1.4       1.2
   Total assets..............................................     $    3,042       2,747      3,149     3,069     2,921
   Obligations under capital leases..........................     $       29          32         38        49        54
   Present value of future rentals under operating leases....     $    2,550       2,408      2,575     2,389     2,048
   Long-term rental obligations on closed stores.............     $      154         220         35        34        25
   Long-term debt............................................     $      697           -          -         -         -
   Total long-term obligations (Long-term debt + leases).....     $    3,430       2,660      2,648     2,472     2,127
   Long-term obligations to equity ratio.....................     $      4.4         3.1        1.9       1.8       1.6
   Comprehensive income (loss)...............................     $     43.7      (232.0)     182.6     199.4     206.4
   Shareholders' equity......................................     $      772         868      1,411     1,369     1,337
   Book value per share......................................     $     5.52        6.16       9.50      9.22      8.98
   Ratio of earnings to fixed charges........................            1.2          **        2.1       2.3       2.5
   Adjusted ratio of earnings to fixed charges...............            1.8         1.5        2.1       2.4       2.5
   *53 weeks
   **For  fiscal year ended June 28, 2000,  earnings  were  inadequate  to cover fixed charges due to non-recurring  charges totaling $405 million relating to the restructuring and other non-recurring  charges.  The dollar amount of the coverage  deficiency  for the  year  ended  June 28,  2000 was $302  million.


                       SELECTED FINANCIAL DATA - continued

                                                                        2001        2000      1999*      1998      1997
                                                                        ----        ----      -----      ----      ----
                                                                         Dollars in  millions except per share data

Taxes
   Federal, state and local..................................     $      215         123        308       302       285
   Per diluted share.........................................     $     1.53        0.85       2.07      2.03      1.90
Stores
   In operation at year-end..................................          1,153       1,079      1,188     1,168     1,174
   Opened and acquired during year...........................             94          34         79        84        83
   Closed or sold during year................................             19          32         59        90        87
   Closed due to restructuring...............................              1         111          -         -         -
   Enlarged or remodeled during year.........................             11          42         64       136        79
   New/enlarged/remodeled in last five years.................            706         790        908       912       805
   Percent to total stores in operation......................           61.2        73.2       76.4      78.1      68.6
   Year-end retail square footage (000,000)..................           51.1        48.1       52.0      49.6      47.8
   Average store size at year-end (000)......................           44.3        44.6       43.7      42.4      40.7
Other Year-end Data
   Associates (000)..........................................            119         120        132       139       136
   Shareholder accounts (000)................................           48.8        45.7       48.1      52.0      55.2
   Shareholders per store....................................             42          42         40        45        47
   *53 weeks

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

     Sales for fiscal 2001, a 52-week year, were $12.9 billion, compared to fiscal 2000, $13.7 billion, a 52-week year, and fiscal 1999, $14.1 billion, a 53-week year. This reflects a decrease of 5.8% for fiscal 2001, a decrease of 3.1% for fiscal 2000 and an increase of 3.8% in 1999. Average store sales decreased 0.6% for the current year, decreased 1.2% in fiscal 2000 and increased 2.1% in fiscal 1999. Identical store sales decreased 4.4%, 2.7% and 0.9% for 2001, 2000 and 1999, respectively.

     Identical sales decreased largely as a result of the elimination of unprofitable sales departments (deli/cafes, melon bars, salad bars, dry cleaners and selected floral, seafood and pharmacy departments), the elimination of unprofitable sales items in remaining departments, a reduction in the number of 24-hour stores and construction disruptions from numerous store modifications (retrofits). The Company has substantially completed its planned store retrofits and believes that this program has resulted in labor savings and other efficiencies. The Company believes that the store retrofits have enhanced the Company's competitive position and, in turn, will positively impact the Company's sales during fiscal 2002.

     For the 52 weeks ended June 27, 2001, the Company opened 94 new stores, averaging 38,500 square feet, closed 20 stores, averaging 34,800 square feet and enlarged or remodeled 11 store locations, for a total of 1,153 locations in operation on June 27, 2001, compared to 1,079 as of June 28, 2000. As of June 27, 2001, retail space totaled 51.1 million square feet, a 6.2% increase over the prior year. The 94 store openings include 68 Jitney Jungle stores and nine Gooding's stores that were purchased during fiscal 2001. The 20 store closings includes one store that closed in the second quarter of fiscal 2001, as part of management's plan of restructuring.

     As a percent of sales, gross profit margins were 26.8%, 27.2% and 27.6% in fiscal 2001, 2000 and 1999, respectively. Gross profit dollars have decreased in the current year partially as a result of the closing of 112 stores as part of management's plan of restructuring. In addition, gross profit has been negatively impacted by the elimination of high gross profit, yet unprofitable, sales departments. Higher cost of goods sold was incurred during the Company's transition to centralized merchandise procurement at the beginning of the fiscal year. Since the first quarter, gross profit margins on a FIFO basis have improved. A continued focus on the Company's shrink reduction initiatives is expected to add to the improvements during fiscal 2002.

     Approximately 84% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO reserve adjustment resulted in a pre-tax increase in gross profit of $12.0 million in 2001, a decrease of $15.1 million in 2000 and a decrease of $4.4 million in 1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations, continued

     Operating and administrative expenses decreased $406.1 million in fiscal 2001 and increased $9.1 million and $212.2 million in 2000 and 1999, respectively. As a percent of sales, operating and administrative expenses were 24.7%, 26.2% and 25.3% in fiscal 2001, 2000 and 1999, respectively. The decrease in operating and administrative expenses was primarily due to a decrease in retail and administrative operating expenses, such as payroll, depreciation, rent and leasehold improvement amortization. The expense reduction was an expected result of the restructuring and came primarily from the elimination of high labor cost service departments and expense reductions from the retrofit activity, certain labor efficiency initiatives adopted by the Company and from the closing of the division offices and retail stores.

     Interest expense totaled $52.8 million, $47.1 million and $29.6 million in fiscal 2001, 2000 and 1999, respectively. Interest expense is primarily interest on short-term and long-term debt and interest on capital lease obligations. Interest expense also reflects accrued interest relating to an unfavorable opinion from the U.S. Tax Court in October 1999 relating to Company Owned Life Insurance ("COLI") (see Note 7 - Income Taxes). Year-to-date, the interest expense on the COLI reserve totaled $5.5 million as compared to $19.7 million for the previous year. Excluding interest on the COLI reserve, interest expense has increased in the current year as compared to the previous year due to an increase in the amount of total debt outstanding and an increase in interest rates in fiscal 2001.

     The Company capitalized interest totaling $5.9 million for the year, related to construction of new stores and a warehouse facility in Baldwin, Florida.

     Earnings (loss) before income taxes were $73.6 million, $(302.4) million and $296.5 million in fiscal 2001, 2000 and 1999, respectively. The increase in pretax earnings for fiscal 2001 is primarily due to the restructuring charge recorded in fiscal 2000, and a decrease in operating and administrative expenses in fiscal 2001. The effective income tax expense (benefit) rates were 38.5%, (24.3)% and 38.5% for fiscal 2001, 2000 and 1999, respectively. The effective tax rate for fiscal 2000 reflects the effects of certain restructuring expenses and COLI adjustments.

     Net earnings (loss) amounted to $45.3 million, or $0.32 per diluted share for 2001, $(228.9) million, or $(1.57) per diluted share for 2000 and $182.3 million, or $1.23 per diluted share for 1999. The LIFO reserve adjustment increased net earnings by $7.4 million, or $0.05 per diluted share in 2001, increased the net loss by $9.3 million, or $0.06 per diluted share in 2000, and decreased net earnings by $2.7 million, or $0.02 per diluted share in 1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations, continued

     The following tables show the effect of the COLI adjustment, restructuring and other non-recurring charges on the quarter and year.

                                                               Dollar amounts in thousands except per share data
                                                         ----------------------------------------------------------
                                                                                     Non-               Excluding
                                                                                  recurring               Non-
            Quarter ending June 27, 2001                     As Reported           Charges              recurring
            ----------------------------                 ----------------      ---------------     ----------------
Net sales..........................................      $     2,989,861                  -              2,989,861
Cost of sales  ....................................            2,157,676                  -              2,157,676
                                                         ----------------      ---------------     ----------------
Gross profit on sales .............................              832,185                  -                832,185
Operating and administrative expenses..............              739,776                  -                739,776
Restructuring and other non-recurring
charges............................................               56,497             56,497                      -
                                                         ----------------      ---------------     ----------------
Operating income                                                   35,912           (56,497)                92,409
Interest expense                                                   14,800               887                 13,913
                                                         ----------------      --------------      ----------------
Earnings before income tax.........................                21,112           (57,384)                78,496
Income tax     ....................................                 8,107           (22,049)                30,156
                                                         ----------------      ---------------     ----------------
Net Earnings...    ................................      $         13,005           (35,335)                48,340
                                                         ================      ===============     ================
Basic earnings  per share..........................      $           0.09             (0.25)                  0.34
                                                         ================
                                                                               ===============     ================
Diluted earnings  per share........................      $           0.09             (0.25)                  0.34
                                                         ================      ===============     ================

                                                                                     Non-               Excluding
                                                                                  recurring               Non-
              Year ending June 27, 2001                      As Reported           Charges              recurring
                                                         ----------------      ---------------     ----------------
Net sales..........................................      $     12,903,373                 -             12,903,373
Cost of sales  ....................................             9,449,346                 -              9,449,346
                                                         ----------------      ---------------     ----------------
Gross profit on sales .............................             3,454,027                 -              3,454,027
Operating and administrative expenses..............             3,180,297                 -              3,180,297
Restructuring and other non-recurring
charges............................................               147,245           147,245                      -
                                                         ----------------      ---------------     ----------------
Operating income                                                  126,485          (147,245)               273,730
Interest expense                                                   52,843             5,512                 47,331
                                                         ----------------      ---------------     ----------------
Earnings before income tax.........................                73,642          (152,757)               226,399
Income tax     ....................................                28,331           (58,768)                87,099
                                                         ----------------      ---------------     ----------------
Net Earnings................. .....................      $         45,311           (93,989)               139,300
                                                         ================      ===============     ================
Basic earnings  per share..........................      $           0.32             (0.68)                  1.00
                                                         ================
                                                                               ===============     ================
Diluted earnings  per share........................      $           0.32             (0.67)                  0.99
                                                         ================      ===============     ================

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

     Cash and cash equivalents amounted to $121.1 million, $29.6 million and $24.7 million at the end of fiscal years 2001, 2000 and 1999, respectively. Cash provided by operating activities amounted to $244.9 million in 2001, $743.3 million in 2000 and $436.4 million in 1999. The reduction in net cash provided by operations is largely due to the increase in merchandise inventories and cash payments related to the restructuring. Inventories increased due in part to additional inventory purchased for the stores acquired in the current year.

     Working capital amounted to $449.3 million, $50.4 million and $285.0 million in fiscal 2001, 2000 and 1999 respectively. The increase was due in part to the refinancing of the Company's short-term borrowings into long-term debt.

     Net cash used in investing activities totaled $443.6 million, $196.1 million and $335.1 million in fiscal 2001, 2000 and 1999, respectively. The increase in the current year was due to an increase in capital expenditures and the acquisition of 77 retail locations. Net capital expenditures totaled $313.3 million, $213.0 million and $334.3 million in fiscal 2001, 2000 and 1999, respectively. These expenditures were for new store locations, remodeling and enlarging of store locations and maintenance and expansion of support facilities. The Company has no material construction or purchase commitments outstanding as of June 27, 2001.

     Net cash provided by (used in) financing activities was $290.2 million, $(542.3) million and $(100.0) million in 2001, 2000 and 1999 respectively. The increase in the current year was due primarily to the net proceeds from the $800 million senior secured credit facilities (the "New Facilities"), the issuance of $300 million in Senior Unsecured Notes (the "Notes") and the suspension of the stock repurchase program in the current year. See Note 8 - Debt for further discussion on the New Facilities and Notes.

     The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability that might result from any such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Impact of Inflation

     Winn-Dixie's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies-including improvements in merchandise procurement-and, to the extent permitted by the competition, through improved gross profit margins.

Quantitative and Qualitative Disclosures About Market Risk

Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

     As part of the New Facilities (see Note 8 - Debt), the Company obtained a $400 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. The instruments primarily used to mitigate these risks are interest rate swaps. All derivative instruments held by the Company are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

     The Company has entered into three interest rate swap agreements to hedge the interest rate risk associated with the $400 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At June 27, 2001, the Company had interest rate swaps with a notional amount of $400 million. The notional amounts do not represent a measure of exposure to the Company.

     The maturity and interest rate on the interest rate swaps are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (3.75% as of June 27, 2001).

            Notional
             Amount
         (in thousands)               Maturity                Fixed Rate
     -----------------------     ---------------------      ---------------
           $ 150,000                March 29, 2002              4.60%
              150,000               March 29, 2003              4.81%
              100,000               March 29, 2004              5.03%
     -----------------------
           $ 400,000
     =======================

     The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 27, 2001, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $2.6 million ($1.6 million after tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense including the effect of interest rate swaps at a weighted average rate of 7.54% on the $400 million outstanding in variable rate debt.

Quantitative and Qualitative Disclosures About Market Risk, continued

     The Company measures effectiveness by the ability of interest rate swaps to offset cash flows associated with changes in the one-month LIBOR. To the extent that any of these contracts are not considered effective, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. However, all of the contracts were effective during the period and no gain or loss was reported in earnings.

     The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of June 27, 2001.


                                                            Expected Maturity Date
                                                            ----------------------
                                                         (Dollar amounts in thousands)

                                  2002         2003        2004        2005        2006    Thereafter       Total       Fair Value
                                  ----         ----        ----        ----        ----    ----------       -----       ----------
Liabilities:

Long-term debt
   Fixed rate               $      291   $      288   $     285   $     282   $     279    $ 300,280    $ 301,705        $ 305,920
      Average interest            9.40%        9.40%       9.40%       9.40%       9.40%        8.88%        8.88%
        rate

   Variable rate            $    4,000   $    4,000   $   4,000   $   4,000   $   4,000    $ 380,000    $ 400,000        $ 400,000
     Average interest             6.70%        7.90%       8.74%       9.09%       9.29%        9.44%        9.38%
       rate

Interest rate derivatives

Interest rate swaps:

   Notional amount          $  150,000   $  150,000   $ 100,000   $       -   $       -    $       -    $ 400,000        $  (2,580)

     Average pay rate             4.60%        4.81%       5.03%          -           -            -         4.79%
     Average receive rate         3.95%        5.15%       5.99%          -           -            -         4.70%











Cautionary Statement Regarding Forward-Looking Information and Statements

     This Form 10-K contains certain information that constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, which involves risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements. When used in this document, the words, "estimate," "project," "intend," and "believe" and other similar expressions, as they relate to the Company, are intended to identify such forward-looking statements.

     Such statements reflect the current views of the Company and are subject to certain risks and uncertainties that include, but are not limited to:

o the Company's ability to achieve successfully the long-term benefits contemplated from the restructuring of operations adopted by the Board of Directors on April 19, 2000, and which has been substantially completed;

o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;

o changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution, or food retailing, including environmental compliance;

o the availability and terms of financing, including in particular the possible impact of changes in the ratings assigned to the Company by nationally recognized rating agencies; and

o general business and economic conditions in our operating regions, including the rate of inflation/deflation and changes in population, consumer demands and spending, types of employment and number of jobs.


     Please refer to discussions of these and other factors in this Form 10-K and other Company filings with the Securities and Exchange Commission. The
Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Management is also responsible for maintaining a system of internal controls that provides reasonable assurance that the accounting records properly reflect the transactions of the Company, that assets are safeguarded and that the consolidated financial statements present fairly the financial position and operating results. As part of the Company's controls, the internal audit staff conducts examinations in each of the operations of the Company.

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




         Allen R. Rowland                         Richard P. McCook
         President and                            Senior Vice President
         Chief Executive Officer                  and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 27, 2001 and June 28, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 27, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 27, 2001 and June 28, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                                  KPMG  LLP


Jacksonville, Florida
August 8, 2001

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Years ended June 27, 2001, June 28, 2000 and June 30, 1999


                                                                                  2001                2000                 1999*
                                                                            ---------------      --------------      ---------------
                                                                                    Amounts in thousands except per share data
Net sales .............................................................     $    12,903,373          13,697,547           14,136,503
Cost of sales, including warehousing and delivery expense .............           9,449,346           9,970,497           10,233,155
                                                                            ---------------      --------------      ---------------
   Gross profit on sales ..............................................           3,454,027           3,727,050            3,903,348
Operating and administrative expenses .................................           3,180,297           3,586,351            3,577,220
Restructuring and other non-recurring charges .........................             147,245             396,029                    -
                                                                            ---------------      --------------      ---------------
   Operating income (loss) ............................................             126,485            (255,330)             326,128
Interest:
   Interest on capital lease obligations ..............................               4,188               4,458                5,152
    Interest on company owned life insurance (COLI ) ..................               5,512              19,707                    -
   Other interest .....................................................              43,143              22,916               24,496
                                                                            ---------------      --------------      ---------------
     Total interest ...................................................              52,843              47,081               29,648
                                                                            ---------------      --------------      ---------------
Earnings (loss) before income taxes ...................................              73,642            (302,411)             296,480
Income taxes ..........................................................              28,331             (73,516)             114,145
                                                                            ---------------      --------------      ---------------
Net earnings (loss) ...................................................     $        45,311            (228,895)             182,335
                                                                            ===============      ==============      ===============


Basic earnings (loss) per share .......................................     $          0.32               (1.57)                1.23
                                                                            ===============      ==============      ===============
Diluted earnings  (loss) per share ....................................     $          0.32               (1.57)                1.23
                                                                            ===============      ==============      ===============
Dividends per share ...................................................     $          1.02                1.02                 1.02
                                                                            ===============      ==============      ===============
Weighted average common shares outstanding-basic ......................             139,824             145,445              148,310
                                                                            ===============      ==============      ===============
Weighted average common shares outstanding-diluted ....................             140,399             145,445              148,680
                                                                            ===============      ==============      ===============

* 53 Weeks
See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         June 27, 2001 and June 28, 2000


ASSETS                                                                              2001                  2000
                                                                               ------------------  -----------------
                                                                            Dollar amounts in thousands except par value
Current Assets:
   Cash and cash equivalents                                                $           121,061              29,576
   Trade and other receivables, less allowance for doubtful items of
    $3,935 ($3,822 in 2000)                                                             109,159             107,425
   Merchandise inventories less LIFO reserve of
     $220,411 ($232,368 in 2000)                                                      1,198,602           1,141,405
   Prepaid expenses                                                                      34,643              58,739
   Deferred income taxes                                                                135,736             134,777
                                                                               ------------------  -----------------
     Total current assets                                                             1,599,201           1,471,922
                                                                               ------------------  -----------------
Cash surrender value of life insurance, net                                              16,876              14,035
Property, plant and equipment, net                                                    1,146,654           1,016,292
Intangible assets, net                                                                   92,875              18,606
Non-current deferred income taxes                                                       106,145             166,449
Other assets, net                                                                        79,919              59,789
                                                                               ------------------  -----------------
         Total assets                                                       $         3,041,670           2,747,093
                                                                               ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings                                                    $                 -             235,000
   Current portion of long-term debt                                                      4,291                   -
   Current obligations under capital leases                                               3,270               2,843
   Accounts payable                                                                     599,850             575,877
   Reserve for insurance claims and self-insurance                                      100,850             101,874
   Reserve for restructuring expenses                                                    43,385              52,721
   Accrued wages and salaries                                                           109,183             114,883
   Accrued rent                                                                          88,452              88,247
   Accrued expenses                                                                     176,332             164,502
   Income taxes payable                                                                  24,294              85,606
                                                                               ------------------  -----------------
      Total current liabilities                                                       1,149,907           1,421,553
                                                                               ------------------  -----------------
Reserve for insurance claims and self-insurance                                         147,964             141,251
Long-term debt                                                                          697,414                   -
Obligations under capital leases                                                         28,953              32,239
Defined benefit plan                                                                     49,027              45,241
Long-term restructuring expenses                                                        118,745             143,188
Other liabilities                                                                        78,006              95,786
                                                                               ------------------  -----------------
      Total liabilities                                                               2,270,016           1,879,258
                                                                               ------------------  -----------------
Commitments and contingent liabilities  (Notes 7, 8, 9, 11, and 13)
Shareholders' Equity:
   Common stock $1 par value.  Authorized 400,000,000 shares;
140,466,235 shares outstanding  in 2001 and 140,830,197 in 2000                         140,466             140,830
   Retained earnings                                                                    634,694             727,005
   Accumulated other comprehensive income                                                (1,587)                  -
   Associates' stock loans                                                               (1,919)                  -
                                                                               ------------------  -----------------
      Total shareholders' equity                                                        771,654             867,835
                                                                               ------------------  -----------------
          Total liabilities and shareholders' equity                        $         3,041,670           2,747,093
                                                                               ==================  =================

See accompanying notes to consolidated financial statements.

                  WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         Years ended June 27, 2001, June 28, 2000 and June 30, 1999

                                                                                       2001             2000             1999*
                                                                                  ---------------  ---------------  ---------------
                                                                                                Amounts in thousands
Cash flows from operating activities:
   Net earnings (loss) .......................................................        $  45,311          (228,895)          182,335
   Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
       Depreciation and amortization .........................................          183,559           256,671           292,414
       Deferred income taxes .................................................           60,336          (189,046)           17,684
       Defined benefit plan ..................................................            3,786             4,007             4,132
       Non-cash restructuring and other non-recurring charges ................           68,774           395,053                 -
       Reserve for insurance claims and self-insurance .......................            5,689            75,408             2,424
       Stock compensation plans ..............................................            8,007            (1,144)            2,459
       Change in operating assets and liabilities, net of effects from acquisitions:
         Trade and other receivables .........................................           (1,734)           80,888           (42,148)
         Merchandise inventories .............................................          (39,962)          283,693           (20,181)
         Prepaid expenses ....................................................           25,416           (11,776)            8,596
         Accounts payable ....................................................           23,009           (87,959)           (1,191)
         Reserve for restructuring expenses ..................................          (53,765)                -                 -
         Income taxes payable ................................................          (61,312)           74,867            (1,380)
         Other current accrued expenses ......................................          (22,226)           91,512            (8,783)
                                                                                      ---------         ---------         ---------
           Net cash provided by operating activities .........................          244,888           743,279           436,361
                                                                                      ---------         ---------         ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment, net ...........................         (313,319)         (212,990)         (334,283)
   (Increase) decrease in investments and other assets .......................           (6,519)           16,872              (858)
   Acquisitions, net of cash acquired ........................................         (123,753)                -                 -
                                                                                      ---------         ---------         ---------
           Net cash used in investing activities .............................         (443,591)         (196,118)         (335,141)
                                                                                      ---------         ---------         ---------

Cash flows from financing activities:
   (Decrease) increase in short-term borrowings ..............................         (235,000)         (230,000)           45,000
   Proceeds from issuance of long-term debt ..................................          700,000                 -                 -
   Debt issuance costs .......................................................          (24,210)                -                 -
   Principal payments on long-term debt ......................................             (257)                -                 -
   Principal payments on capital lease obligations ...........................           (2,857)           (2,612)           (2,583)
   Purchase of common stock ..................................................          (17,003)         (162,272)           (1,337)
   Proceeds of sales under associates' stock purchase plan ...................           11,833               164             2,923
   Dividends paid ............................................................         (142,853)         (148,966)         (151,231)
   Other .....................................................................              535             1,355             7,188
                                                                                      ---------         ---------         ---------
           Net cash provided by (used in) financing activities ...............          290,188          (542,331)         (100,040)
                                                                                      ---------         ---------         ---------

Increase in cash and cash equivalents ........................................           91,485             4,830             1,180
Cash and cash equivalents at the beginning of the year .......................           29,576            24,746            23,566
                                                                                      ---------         ---------         ---------
Cash and cash equivalents at end of the year .................................        $ 121,061            29,576            24,746
                                                                                      =========         =========         =========

Supplemental cash flow information:
   Interest paid .............................................................        $  37,064            23,058            21,958
   Interest and dividends received ...........................................        $   2,327               808             1,072
   Income taxes paid .........................................................        $  29,307            40,663            94,858

*53 Weeks
See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Years ended June 27, 2001, June 28, 2000 and June 30, 1999


                                                                                  Accumulated
                                                                                     Other         Associates'          Total
                                                    Common         Retained      Comprehensive        Stock         Shareholders'
                                                     Stock         Earnings         Income            Loans            Equity
(Amounts in thousands except per share data)     -------------- --------------  --------------   --------------     --------------

Balances at June 24, 1998 ...................       $  148,531      1,220,679          2,760            (3,087)      $   1,368,883
                                                 -------------- --------------  --------------   --------------     --------------

Comprehensive income:
   Net earnings .............................                -        182,335              -                 -             182,335
   Unrealized gain on securities,
      net of tax ............................                -              -            309                 -                 309
                                                 -------------- --------------  --------------   --------------     --------------
   Total comprehensive income ...............                -        182,335            309                 -             182,644
Cash dividends, $1.02 per share .............                -       (151,231)             -                 -            (151,231)
Common stock issued and stock
   compensation expense .....................               33          2,189              -                 -               2,222
Common stock acquired .......................              (37)        (1,300)             -                 -              (1,337)
Stock options exercised .....................               50          1,004              -                 -               1,054
Associates' stock loans, payments ...........                -              -              -             2,923               2,923
Other .......................................                -          5,921              -                 -               5,921
                                                 -------------- --------------  --------------   --------------     --------------
Balances at June 30, 1999 ...................          148,577      1,259,597          3,069              (164)          1,411,079
                                                 -------------- --------------  --------------   --------------     --------------

Comprehensive loss:
   Net (loss) ...............................                -       (228,895)             -                 -            (228,895)
   Realized gain on securities,
      net of tax ............................                -              -         (3,069)                -              (3,069)
                                                 -------------- --------------  --------------   --------------     --------------
   Total comprehensive (loss) ...............                -       (228,895)        (3,069)                -            (231,964)
Cash dividends, $1.02 per share .............                -       (148,966)             -                 -            (148,966)
Common stock issued and stock
   compensation expense .....................              131           (131)             -                 -                   -
Common stock acquired .......................           (7,878)      (154,394)             -                 -            (162,272)
Stock options exercised .....................                -           (187)             -                 -                (187)
Associates' stock loans, payments ...........                -              -              -               164                 164
Other .......................................                -            (19)             -                 -                 (19)
                                                 -------------- --------------  --------------   --------------     --------------
Balances at June 28, 2000 ...................          140,830        727,005              -                 -             867,835
                                                 -------------- --------------  --------------   --------------     --------------

Comprehensive income:
   Net earnings .............................                -         45,311              -                 -              45,311
   Unrealized loss on
derivative ..................................                -              -         (1,587)                -              (1,587)
instruments, net of tax
                                                 -------------- --------------  --------------   --------------     --------------
   Total comprehensive income ...............                -         45,311         (1,587)           43,724
Cash dividends, $1.02 per share .............                -       (142,853)             -                 -            (142,853)
Common stock issued and stock
   compensation expense .....................              811         20,988              -                 -              21,799
Common stock acquired .......................           (1,180)       (15,823)             -                 -             (17,003)
Stock options exercised .....................                5             66              -                 -                  71
Associates' stock loans, payments ...........                -              -              -            (1,919)             (1,919)
                                                 -------------- --------------  --------------   --------------     --------------
Balances at June 27, 2001 ...................       $  140,466        634,694         (1,587)           (1,919)      $     771,654
                                                 ============== ==============  ==============   ==============     ==============
See accompanying notes to consolidated financial statements.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


1.  Summary of Significant Accounting Policies and Other Information

    (a) The Company: Winn Dixie Stores, Inc. and its subsidiaries (the "Company") operate as a major food retailer in fourteen states and the Bahama Islands. As of June 27, 2001, the Company operated 1,153 retail stores, 34 fuel centers and seven liquor stores. In support of its retail operations, the Company has 16 warehouse distribution centers and 19 manufacturing plants.

    (b) Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal year 2001 and 2000 are comprised of 52 weeks. Fiscal year 1999 is comprised of 53 weeks.

    (c) Basis of Consolidation: The consolidated financial statements include the accounts of Winn Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated with the exception of Bahamas Supermarkets Limited, which is owned approximately 78% by W-D Bahamas Limited. Significant inter-company accounts and transactions have been eliminated in consolidation.

    (d) Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (e) Revenue Recognition: Revenue is recognized at the point of sale for retail sales.

    (f) Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

    (g) Inventories: Inventories are stated at the lower of cost or market. The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 84% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing, pharmacy and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



1.  Summary of Significant Accounting Policies and Other Information, continued

    (h) Derivatives: The Company follows Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

    (i) Income Taxes: Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

    (j) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000 for automobile and general liability and $1,000 for workers' compensation. Self-insurance reserves are established for property losses with a maximum annual aggregate of $5,000 ($10,000 for named windstorm and wind driven rain) and a $100 per occurrence deductible after the aggregate is obtained. The Company is insured for losses in excess of these limits.

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

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



1.  Summary of Significant Accounting Policies and Other Information, continued

    (l) Store Opening and Closing Costs: The costs of opening new stores and closing old stores are charged to earnings in the year incurred. An expense is recorded for the present value of expected future net rent payments in the year that a store closes.

    (m) Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common stock outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all diluted stock options, subject to antidilution limitations.

                  The following weighted average numbers of shares of common stock were used in the calculations for earnings per share.

                                    2001              2000              1999
                  Basic         139,823,835       145,445,416        148,309,653
                  Diluted       140,399,055       145,445,416        148,680,198

    (n) Comprehensive Income: Comprehensive income is reflected on the Consolidated Statements of Shareholders' Equity. Accumulated other comprehensive income is comprised of unrealized gains/losses on derivative financial instruments and unrealized gains/losses of available for sale securities.

    (o) Stock-Based Compensation: The Company follows Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value-based method of accounting for stock-based compensation plans.

    (p) New Accounting Pronouncements In July 2001, the Financial Accounting Standards Board issued Statement of Financial
                  Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142
                  discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over the period. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. The Company plans to adopt SFAS 142 in the first quarter of fiscal year 2002.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

1.  Summary of Significant Accounting Policies and Other Information, continued

    (q) Business Reporting Segments: Based on the information monitored by the Company's operating decision-makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. All assets of the Company are located within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represent less than 1% of the Company's total sales and assets.

    (r) Reclassification: Cash discounts and other income have been reclassified as a reduction of cost of sales and operating and administrative expenses, respectively. The reclassification reduced cost of sales for fiscal 2000 and 1999 by $87,203 and $102,435, respectively. The reclassification reduced operating and administrative expenses for fiscal 2000 and 1999 by $22,897 and $16,431, respectively. This reclassification is consistent with industry practice. Certain other prior year amounts may have been reclassified to conform to the current year's presentation.

2.  Trade and Other Receivables

    Accounts receivable at year-end were as follows:

                                                           2001           2000
                                                     ------------  -------------

     Trade and other receivables................  $     113,067         92,821
     Construction advances......................             27         18,426
                                                     ------------  -------------
                                                        113,094        111,247
     Less:  Allowance for doubtful items........          3,935          3,822
                                                     ------------  -------------
                                                 $     109,159        107,425
                                                     ============  =============
3.  Merchandise Inventories

At June 27, 2001, inventories valued by the LIFO method would have been $220,411 higher ($232,368 higher at June 28, 2000) if they were stated at the lower of FIFO cost or market. If the FIFO method inventory valuation had been used, reported net earnings would have been $7,354, or $0.05 per diluted share lower in 2001, net loss would have been $9,283, or $0.06 per diluted share lower in 2000 and net earnings would have been $2,691, or $0.02 per diluted share higher in 1999.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


4.  Intangible Assets

    Intangible assets at year-end were as follows:

                                                     2001               2000
                                                 -------------      ------------

    Goodwill..................................   $      98,940            25,591
    Other intangibles.........................           5,000                 -
                                                 -------------      ------------
                                                       103,940            25,591
    Less: Accumulated amortization............          11,065             6,985
                                                 -------------      ------------
                                                 $      92,875            18,606
                                                 =============      ============

Goodwill is amortized over the estimated useful life not to exceed 20 years. The Company took a non-cash impairment charge of $32,115 for fiscal 2000 as part of the Company's restructuring (see Note 14 - Restructuring and Other Non-recurring Charges). Goodwill impairment is measured as the difference between the carrying value of the goodwill and the discounted cash flows of the operations that gave rise to the goodwill. There was no non-cash impairment charge in fiscal 2001.

5.  Property, Plant and Equipment


    Property, plant and equipment consists of the following:

                                                                                      2001              2000
                                                                                  -------------    ---------------

    Land..............................................................         $        47,389             17,180
    Buildings.........................................................                 189,178             67,246
    Furniture, fixtures, machinery and equipment......................               2,234,384          2,307,047
    Transportation equipment..........................................                 132,669            135,733
    Improvements to leased premises...................................                 500,445            469,552
    Construction in progress..........................................                  26,432             21,188
                                                                                  -------------    ---------------
                                                                                     3,130,497          3,017,946
    Less:  Accumulated depreciation...................................               2,002,814          2,022,946
                                                                                  -------------    ---------------
                                                                                     1,127,683            995,000
    Leased property under capital leases, less accumulated
        amortization of $34,833 ($32,951 in 2000).....................                  18,971             21,292
                                                                                  -------------    ---------------
    Net property, plant and equipment.................................         $     1,146,654          1,016,292
                                                                                  =============    ===============

The Company took a non-cash charge of $43,277 for fiscal 2001 due to losses on assets disposed of as a result of store retrofits and took a non-cash impairment charge of $147,184 for fiscal 2000 as part of the Company's restructuring (see
Note 14 - Restructuring and Other Non-recurring Charges).

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

6.  Comprehensive Income

Comprehensive income differs from net income because of the change in the fair value of the Company's interest rate swaps in the current year and a reclassification adjustment of an unrealized gain on investments in the prior year. Comprehensive income (loss) for fiscal 2001, 2000 and 1999 was $43,724, $(231,964) and $182,644, respectively.

7.  Income Taxes


    Income tax expense (benefit) consists of:
                                                                       Current        Deferred          Total
                                                                    --------------  -------------   -------------
    2001
             Federal.....................................        $       (33,422)         58,508         25,086
             State.......................................                  1,416           1,829          3,245
                                                                    --------------  -------------   -------------
                                                                 $       (32,006)         60,337         28,331
                                                                    ==============  =============   =============
    2000
             Federal.....................................        $       111,358        (182,074)       (70,716)
             State.......................................                  4,172          (6,972)        (2,800)
                                                                    --------------  -------------   -------------
                                                                 $       115,530        (189,046)       (73,516)
                                                                    ==============  =============   =============
    1999
             Federal.....................................        $        79,270          16,110         95,380
             State.......................................                 17,191           1,574         18,765
                                                                    --------------  -------------   -------------
                                                                 $        96,461          17,684        114,145
                                                                    ==============  =============   =============

The following  reconciles the expense  (benefit) to the Federal statutory income tax rate:
--------------------------------------------------------------------------------

                                                                        2001            2000             1999
                                                                    --------------  -------------   -------------

    Federal statutory income tax rate....................                   35.0%          (35.0)%         35.0%
    State and local income taxes, net of federal
       income tax benefits...............................                    2.8            (0.6)           4.4
    Tax credits..........................................                   (4.0)           (0.9)          (0.6)
    Company owned life insurance (COLI)..................                    2.8                            0.7
                                                                                             9.6
    Goodwill impairment..................................                      -                              -
                                                                                             2.9
    Other, net...........................................                    1.9            (0.3)          (1.0)
                                                                    --------------  -------------   -------------
                                                                            38.5%          (24.3)%         38.5%
                                                                  ================  =============   =============


The effective tax rate for fiscal 2000 reflects the effects of certain restructuring expenses and COLI adjustments.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted




7.  Income Taxes, continued

                                                                          2001         2000           1999
                                                                      ------------- ------------  -------------
    Deferred tax assets:
       Reserve for insurance claims and self-insurance..........   $        82,092       79,039         62,429
       Reserve for vacant store leases..........................            21,511       38,308         20,511
       Unearned promotional allowance...........................            18,292        5,310          3,143
       Reserve for accrued vacations............................            13,352       13,463         14,225
       State net operating loss carry forwards..................            32,315       17,052         12,929
       Excess of book over tax depreciation.....................            10,150       12,032         12,196
       Other comprehensive income...............................               991            -              -
       Excess of book over tax rent expense.....................               997          956          1,084
       Excess of book over tax retirement expense...............            21,046       19,452         17,009
       Uniform capitalization of inventory......................             9,291        9,718          9,684
       Restructuring costs......................................           102,375      130,587              -
       Other, net...............................................            50,701       52,730         43,213
                                                                      ------------- ------------  -------------
         Total gross deferred tax assets........................           363,113      378,647        196,423
         Less:  Valuation allowance.............................            29,696       16,489         12,401
                                                                      ------------- ------------  -------------
         Net deferred tax assets................................           333,417      362,158        184,022
                                                                      ------------- ------------  -------------
    Deferred tax liabilities:
       Excess of tax over book depreciation.....................           (84,640)     (46,308)       (31,098)
       Undistributed earnings of the
    Bahamas                      subsidiary.....................            (4,783)      (4,761)       (14,347)
       Other comprehensive income...............................                 -            -         (1,921)
       Other, net...............................................            (2,113)      (9,863)       (26,397)
                                                                      ------------- ------------  -------------
         Total gross deferred tax liabilities...................            (91,53)     (60,932)       (73,763)
                                                                      ------------- ------------  -------------
         Net deferred tax assets................................   $       241,881      301,226        110,259
                                                                      ============= ============  =============

The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

7.  Income Taxes, continued

    The Company reserved $30.4 million for taxes and $19.7 million for interest ($42.5 million after tax, or $0.29 per diluted share) after receiving an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. Additional interest totaling $5.5 million was accrued in fiscal 2001. Interest will continue to accrue until the matter is finally resolved. The Tax Court upheld the Internal Revenue
    Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. The Eleventh Circuit Court of Appeals issued an opinion on June 28, 2001 affirming the Tax Court's decision. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and plans further appeal. While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

8.  Debt

                                                                            2001                  2000
                                                                        ----------------    ------------------

    Short-term borrowings                                            $               -               235,000
    364-day $200,000 revolving credit facility;
       interest payable at LIBOR plus 2.5%                                           -                     -
    Five-year $200,000 revolving credit facility;
      interest payable at LIBOR plus 2.5%                                            -                     -
    Mortgage note payable; interest at 9.4% and monthly
    $22 principal and interest payments and 10.0% of
    principal paid annually                                                      1,705                     -
    Six-year $400,000 term loan; interest payable at
      LIBOR plus 2.75% and $1,000
      quarterly principal payments                                             400,000                     -
    8.875% senior notes due 2008; interest payable
    semiannually on April 1 and October 1                                      300,000
                                                                        ----------------    ------------------
                                                                                                           -
                                                                        ----------------    ------------------
         Total                                                                 701,705               235,000
    Less current portion                                                         4,291               235,000
                                                                        ----------------    ------------------
    Long-term portion                                                $         697,414                     -
                                                                        ================    ==================

On March 29, 2001, the Company replaced its short-term borrowings with $800 million in Senior Secured Credit Facilities (the "New Facilities,") and issued $300 million of Senior Unsecured Notes (the "Notes"). The New Facilities consist of a $200 million 364-day revolving credit facility, a $200 million five-year revolving credit facility, and a $400 million six-year term loan.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted





8.  Debt, continued

    The 364-day revolving credit facility and the five-year revolving credit facility will be used to fund working capital needs, capital expenditures and general corporate purposes.

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

    The Company entered into interest rate swap agreements, which expire in one to three years on the six-year term loan, that effectively converts the $400 million six-year term loan from variable to fixed rate debt. Under the terms of these agreements, the Company makes payments at a weighted average interest rate of 7.54% and receives a variable interest rate based on the one-month LIBOR. See Note 9 - Derivatives for further discussion of the Company's interest rate swap activity. The Company incurred approximately $24.2 million in debt issue costs related to the issuance of the New Facilities and the Notes. These debt issue costs will be amortized over the life of the debt as additional interest expense.

    The Company had no borrowings outstanding on the 364-day and five-year revolving credit facilities and $400 million outstanding on the six-year term loan at June 27, 2001. As of June 27, 2001 the Company had $18.6 million in outstanding letters of credit used to support inventory purchases and insurance obligations.

    The Company issued $300 million in unsecured notes under a shelf registration statement filed with the Securities and Exchange Commission in December 2000 (the "2000 Registration Statement"). The Notes are priced at 8.875%, pay interest semiannually on April 1 and October 1 and mature on April 1, 2008. At, June 27, 2001, the Company's outstanding fixed rate borrowings approximated fair market value. Additional securities up to $700 million remain available for issuance under the Company's 2000 Registration Statement.

    The New Facilities and Notes contain certain covenants as defined in the credit agreement and indenture, as amended. The Company was in compliance with all of these covenants at June 27, 2001.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted




8.  Debt, continued

    Aggregate principal maturities on long-term debt and capitalized lease obligations for each of the twelve-month periods subsequent to June 27, 2001 are as follows:


                                                  Long-term
                                                     Debt
                                                ---------------

             2002                            $           4,291
             2003                                        4,288
             2004                                        4,285
             2005                                        4,282
             2006                                        4,279
             Thereafter                                680,280
                                                ---------------
                                             $         701,705
                                                ===============

9.  Derivatives

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

    As part of the New Facilities described in Note 8 - Debt, the Company obtained a $400 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates. The instruments primarily used to mitigate these risks are interest rate swaps. All derivative instruments held by the Company are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

    The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions, and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   Dollar amounts in thousands except per share data, unless otherwise noted



9.  Derivatives, continued

    The Company has entered into three interest rate swap agreements to hedge the interest rate risk associated with the $400 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At June 27, 2001, the Company had interest rate swaps with a notional amount of $400 million. The notional amounts do not represent a measure of exposure of the Company.

    The maturity and interest rate on the interest rate swaps are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (3.75% as of June 27, 2001).


                  Notional
                  Amount                 Maturity                 Fixed Rate
            -------------------    -------------------       -------------------
                $ 150,000             March 29, 2002                 4.60%
                  150,000             March 29, 2003                 4.81%
                  100,000             March 29, 2004                 5.03%
            -------------------
                $ 400,000
            ===================


    The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 27, 2001, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $2.6 million ($1.6 million, net of tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense, including the effect of interest rate swaps at a weighted average rate of 7.54% on the $400 million outstanding in variable rate debt.

    The Company measures effectiveness by the ability of interest rate swaps to offset cash flows associated with changes in the one-month LIBOR. To the extent that any of these contracts are not considered effective, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. However, all the contracts were effective during the period and no gain or loss was reported in earnings.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

10. Stock Compensation Plans

    The Company has various stock option, stock purchase and incentive plans to reward employees and key executives of the Company. Under SFAS 123, other than normal purchase discounts under the employee stock purchase plan, the fair value of restricted stock and options at date of grant under the restricted stock plan and the key employee stock option plan are charged to compensation costs over the vesting or performance period.

    Compensation cost charged against income was $8.0 million and $2.5 million in fiscal 2001 and 1999, respectively. Compensation costs resulted in income of $1.1 million in fiscal 2000. The primary reason for the income in fiscal 2000 was due to the reversal of compensation expense previously recognized for restricted stock that did not vest.

    The per share weighted fair value of the stock options granted in fiscal 2001 and 2000 is $3.09 and $6.62, respectively. These amounts were estimated on the date of the grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 6.2% and 6.7%; dividend yield of 7.0% and 5.4%; expected lives of 6.5 and 7 years; and volatility of 34.0% and 38.0%, respectively.

    (a) Stock Purchase Plan: The Company has a stock purchase plan in effect for associates. Under the terms of this Plan, the Company may grant options to purchase restricted shares of the Company's common stock at a price not less than the lesser of 85% of the fair market value at the date of grant or 85% of the fair market value at the time of exercise. There are 5,481,835 shares of the Company's common stock available for the grant of options under the Plan. Loans to associates for the purchase of the Company's common stock are reported in the consolidated financial statements as a reduction of Shareholders' Equity, rather than as a current asset. The total number of loans outstanding as of June 27, 2001 were $1.9 million. No loans were outstanding at June 28, 2000.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

10. Stock Compensation Plans, continued

    (b) Restricted Stock Plan: The Company has a restricted stock plan. Under this plan, the Company issues restricted shares of the
              Company's common stock to certain eligible key employees determined by the Company's compensation committee. The following table shows the number of shares issued, forfeited and outstanding.



                                              Weighted                             Number of shares
                                              Average
                                             Issue Price              Total        FY 2001       FY 2000     FY 1999
                                         -----------------    ------------------------------------------------------
              1999 Plan
              ---------
                 Issued                    $     41.12               252,097             -             -     252,097
                 Forfeited                                           232,402       169,263        18,592      44,547
                                                                 ------------
                 Outstanding                                          19,695
                                                                 ------------
              2000 Plan
              ---------
                 Issued                    $     25.75               239,030             -       239,030           -
                 Forfeited                                           127,958        34,834        93,124           -
                                                                 ------------
                 Outstanding                                         111,072
                                                                 ------------
              2001 Plan
              ---------
                 Issued                    $     15.22               103,164       103,164             -           -
                 Forfeited                                             2,192         2,192             -           -
                 Shares Vested                                        32,254        32,254             -           -
                                                                 ------------
                 Outstanding                                          68,718
                                                                 ------------

               Shares outstanding, June 27, 2001                     199,485
                                                                 ============

The vesting of shares issued prior to January 2000 is contingent upon certain specified goals being attained over a three-year period. The shares issued after such date vest over time. Some of the shares issued vest one-third each year beginning with the third year from the date of issue, based on continued employment. Some of the shares issued vest one-third each year beginning on the first anniversary of the date of grant, based on continued employment. Other shares issued vest one-fifth each year beginning on the first anniversary date of the recipient's employment with the company, based on continued employment.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


10. Stock Compensation Plans, continued

    (c) Stock Option Plans: The Company has made shares of the Company's stock available for grant under stock plans described below.

              1. Key Employee:  Under the  Company's  Key Employee  Stock Option
                 Plan, 5,000,000 shares of the Company's common stock were made available for grant at an exercise price of no less than the market value at date of grant. Options granted under this plan prior to June 1, 1998 are earned over a three year period, if certain performance goals are attained; and options granted after June 1, 1998 but before January, 2000 also are earned after three years, if certain performance goals are attained. Options granted in or after January 2000 become exercisable over time. Some of these options vest over a three-year period with one-third of the options vesting each year beginning on June 15, 2001. Other options vest over a five-year period with one-fifth of options vesting each year beginning on the first anniversary date of the recipient's employment with the company.

              2. Retention  and  Attraction  Program:  As part of the  Company's retention and attraction program, 1,200,000 shares of the Company's common stock were made available for grant to key employees beginning on January 28, 2000 at an exercise price equal to the Company's stock price at date of grant. Options granted as part of the program are earned over a five-year period, with one-fifth of the options vesting each year beginning on January 28, 2001 if the associate remains employed in his or her position.

              3. CEO Stock  Options:  Pursuant to an employment  agreement,  the
                 President and Chief Executive Officer of the Company received an option to purchase 500,000 shares of the Company's common stock at an exercise price of $27.00 per share. Currently all 500,000 of the options are exercisable.

              4. Directors'  Stock  Plan:  The  Company  has a  stock  plan  for non-employee directors. Under this plan, the Company may issue stock or grant options for the purchase of the Company's common stock to eligible non-employee directors determined by the Company's Corporate Governance Committee. A total of 500,000 shares of the Company's common stock were made available for issuance and option grants. Stock options issued under the plan were exercisable immediately at an exercise price equal to the Company's stock price at the date of grant.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

10. Stock Compensation Plans, continued

    (c)       Stock Option Plans, continued

              5. Options Outstanding:

                 Changes in options during the years ended June 27, 2001, June 28, 2000 and June 30, 1999, were as follows:

                                                                                               Weighted
                                                                                               Average
                                                                        Number of           Option Price
                                                                         Shares               Per Share
                                                                    ------------------  ----------------------

                 Outstanding - June 24, 1998...................           332,000          $       29.76
                 Granted.......................................           181,277                  41.51
                 Exercised.....................................           (50,000)                 21.06
                 Forfeited.....................................           (25,842)                 35.65
                                                                    --------------          --------------
                 Outstanding - June 30, 1999...................           437,435                  35.27
                 Granted.......................................         1,828,306                  23.34
                 Exercised.....................................           (50,000)                 22.44
                 Forfeited.....................................          (886,234)                 27.43
                                                                    --------------          --------------
                 Outstanding - June 28, 2000...................         1,329,507                  24.57
                 Granted.......................................           977,158                  14.71
                 Exercised.....................................            (5,000)                 14.25
                 Forfeited.....................................           (74,574)                 19.37
                                                                    --------------          --------------
                 Outstanding - June 27, 2001...................         2,227,091          $       20.44
                                                                    ==============          ==============
                 Exercisable -  June 27, 2001..................           945,587          $       21.81
                                                                    ==============          ==============
                 Shares available for additional grant.........         3,920,370
                                                                    ==============

                 The following table sets forth information regarding options outstanding at June 27, 2001.

                                                                          Weighted                      Weighted
                                                         Weighted         Average                       Average
                                                          Average        Remaining      Number       Exercise Prices
                                        Number of        Exercise          Life       Currently       For Currently
                          Range          Options          Price           (Years)    Exercisable      Exercisable
                   ------------------------------------------------------------------------------------------------
                     $  14.25 to
                         20.00          1,554,208      $   16.49             6.9         444,983       $  15.97
                     $  21.31 to
                         27.00            503,487          26.96             8.4         500,329          27.00
                     $  33.03 to
                         41.51            169,396          37.37             3.8             275          33.03
                                     ------------      ----------      --------------  ---------       --------
                                        2,227,091      $   20.44             7.0         945,587       $  21.81
                                     ============      ==========      ==============  =========       ========

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



11. Leases

    (a) Leasing Arrangements: There were 1,468 leases in effect on store locations and other properties at June 27, 2001. Of these 1,468 leases, 25 store leases and 3 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next 23 years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

              The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental, which is based on a percentage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

    (b)       Leases: Leased property under capital leases by major classes are:


                                                                               2001              2000
                                                                               ----              ----
              Store facilities.....................................  $         38,082             38,521
              Warehouses and manufacturing facilities..............            15,722             15,722
                                                                          ------------       ------------
                                                                               53,804             54,243
              Less: Accumulated amortization.......................            34,833             32,951
                                                                                             ------------
                                                                          ------------
                                                                     $         18,971             21,292
                                                                          ============       ============

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

11. Leases, continued

    The following is a schedule by year of future minimum lease payments on open facilities under capital and operating leases, together with the present value of the net minimum lease payments as of June 27, 2001.

                                                                           Capital                Operating
                                                                           -------                ---------
    Fiscal Year:
                 2002.............................................   $       7,246                   356,001
                 2003.............................................           7,246                   352,003
                 2004.............................................           6,640                   346,590
                 2005.............................................           6,083                   336,752
                 2006.............................................           6,103                   323,039
                 Later years......................................          21,628                 2,987,575
                                                                        -----------            --------------
    Total minimum lease payments..................................          54,946                 4,701,960
                                                                                               ==============

    Less:  Amount representing estimated
             taxes, maintenance and insurance
             costs included in total minimum
             lease payments.......................................             970
                                                                        -----------
    Net minimum lease payments....................................          53,976
    Less:  Amount representing interest...........................          21,753
                                                                        -----------
    Present value of net minimum lease payments...................   $      32,223
                                                                        ===========

    Rental payments and contingent rentals under operating leases are as follows:

                                                                            2001         2000        1999
                                                                            ----         ----        ----

    Minimum rentals...............................................   $   347,130      323,117     341,296
    Contingent rentals............................................           878        1,380       1,581
                                                                        -----------  ----------- -----------
                                                                     $   348,008      324,497     342,877
                                                                        ===========  =========== ===========

    An expense is recorded for the present value of expected future net rent payments in the year a store closes. The accrued balance at June 27, 2001 for stores that closed not related to the restructuring is $59,381.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


12. Shareholders' Equity

    On April 19, 2000, the Board of Directors authorized the repurchase, in either open market or private transactions, of up to 10,000,000 shares of the outstanding common stock in addition to the 5,000,000 share repurchase program announced on October 6, 1999. From October 6, 1999 through September 20, 2000, the Company repurchased 9,034,400 shares having an aggregate cost of $179.0 million or $19.82 per share. No shares were repurchased under the program during the three quarters ended June 27, 2001.

    During the second quarter of fiscal 2001, approximately 910,000 shares were purchased for cash and credit by associates under the Revised Winn-Dixie Stock Purchase Plan for Employees, for an aggregate value of $13.7 million. The total amount of cash received at the time of sale was $10.3 million, with the remainder to be paid by associates over 12 months beginning January 2001.

13. Commitments and Contingent Liabilities

    (a) Associate Benefit Programs: The Company has a noncontributory, trusteed profit sharing retirement program and a contributory, trusteed 401k retirement program, which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $42,317, $17,625 and $67,250 in 2001, 2000 and 1999, respectively.

    (b)       Defined  Benefit Plan: The Company has a Management  Security Plan
              (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 406 qualified active associates of the Company and 650 former participants. Total MSP cost charged to operations was $6,686, $6,104 and $6,132 in 2001, 2000 and 1999, respectively. The projected benefit obligation at June 27, 2001 was approximately $50,822. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 2001, 2000 and 1999.

              Life insurance policies, which are not considered as MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating
              $224,593  and  $210,655  at June  27,  2001  and  June  28,  2000,
              respectively.

    (c) Supplemental Retirement Plan: The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. The Company recorded an asset and liability at June 27, 2001 and June 28, 2000 in the amount of $16.6 million and $17.0 million, respectively.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


13. Commitments and Contingent Liabilities, continued

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

              See Note 7 - Income Taxes with respect to certain litigation pending before the U.S. Tax Court.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted




14. Restructuring and Other Non-recurring Charges

    On April 20, 2000, the Board of Directors approved and the Company announced a major restructuring to improve the support of the retail stores and the Company's overall efficiency.

    As a result of the restructuring, the Company recorded expenses of approximately $396 million ($256 million after tax or $1.76 per diluted share) in the fourth quarter of fiscal 2000. Charges totaling $147.2 million ($90.6 million after tax or $0.64 per diluted share) were recorded in the current year. A summary of the restructuring charges and the remaining accrual follows:

                                                              Other                         Asset
                               Employee        Lease         Location                      Removal
                             Termination    Termination      Closing           Asset       & Related
                                 Costs         Costs          Costs          Impairment     Costs            Total
                           --------------- --------------- --------------- ------------- -------------- --------------
          Additions       $      16,713          189,295         10,722       179,299              -   $    396,029
          Utilization            (7,546)          (2,628)       (10,647)     (179,299)             -       (200,120)
                           --------------- --------------- --------------- ------------- -------------- --------------
          Balance
          at  6/28/00     $       9,167          186,667             75             -              -   $    195,909

          Additions               2,153           19,889         12,348        43,277         71,634        149,301
          Adjustments            (2,018)               -            (38)            -              -         (2,056)

          Utilization            (9,302)         (44,426)       (12,385)      (43,277)       (71,634)      (181,024)
                           --------------- --------------- --------------- ------------- -------------- --------------

          Balance at
          6/27/01         $           -          162,130              -             -              -   $    162,130
                           =============== =============== =============== ============= ============== ==============

    The adjustment to employee termination costs represents the accrued severance for employees in closed stores where the employees subsequently became ineligible for severance. The addition to other location closing costs includes travel expenses, inventory retagging and employee relocation costs in connection with the restructuring. Asset removal and related costs and asset impairments are the expenses involved in the retrofit of selected stores. In addition, other asset impairments were recorded as part of the restructuring. The addition to lease termination costs reflects the updated estimate of the remaining liability.

    The following table shows the number of people that are eligible for severance under the restructuring plan.

                                                                           Manufacturing and
                                                           Retail           Support Facilities          Total
                                                        ------------      ----------------------       ---------
         Eligible for severance                            3,351                          655           4,006
         Number paid                                         636                          240             876
         Became ineligible                                 1,275                           63           1,338
                                                        ------------      ----------------------       ---------
         Number eligible at June 28, 2000                  1,440                          352           1,792


         Number paid                                         417                          258             675
         Became ineligible                                 1,023                           94           1,117
                                                        ------------      ----------------------       ---------
         Number eligible at June 27, 2001                      -                            -               -
                                                        ============      ======================       =========

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

14. Restructuring and Other Non-recurring Charges, continued

    As part of the Company's restructuring in fiscal year 2000, all stores were evaluated based on current and projected profitability. As part of this evaluation, the Company performed an impairment review of its long-lived assets. During this review, the Company identified impairment losses for assets to be disposed of and assets to be held and used.

    The impairment charge for assets to be disposed of related primarily to the carrying value of equipment and leasehold improvements for the stores, division offices, warehouse and manufacturing plants that were closed as part of the restructuring discussed above. The impairment charge was determined using the fair value less the cost to sell. The amount of the impairment charge for assets to be disposed of included in the restructuring charge for fiscal 2000 was $77.9 million.

    The impairment charge for assets to be held and used related primarily to the carrying value of equipment, leasehold improvements and goodwill for certain stores that will continue to be operated by the Company. Projected future undiscounted cash flows were used to determine whether the assets were impaired. For the assets that were determined to be impaired, the impairment charge was calculated to be the difference between the carrying value of the asset and the greater of discounted cash flows and estimated fair value of the asset. Goodwill impairment was measured as the difference between the carrying value of the goodwill and the discounted cash flows of the operations that gave rise to the goodwill. As a result, an impairment charge of $101.4 million related to assets to be held and used was recognized in fiscal 2000, reducing the carrying value of fixed assets and goodwill by $69.3 million and $32.1 million, respectively.

    Any remaining expenditures relating to retrofits are not considered to be material to the Company's operations and will be included as a component of operating and administrative expense.

15. Business Combinations

    In October 2000, the Company acquired nine Gooding's supermarkets in Orlando, Florida. The acquisition was accounted for as a purchase. On January 11, 2001, the Company acquired 68 stores, 32 fuel stations and other assets owned by Jitney Jungle Stores of America, Inc. The acquired assets are located in Mississippi, Alabama and Louisiana. The acquisition was accounted for as a purchase. Proforma results of the Gooding's and Jitney Jungle acquisitions, assuming the transactions were consummated at the beginning of 2001 and 2000, would not be materially different from the results reported.

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


16. Quarterly Results of Operations (Unaudited)

    The following is a summary of the unaudited quarterly results of operations for the years ended June 27, 2001 and June 28, 2000:


                                                                                Quarters Ended
                                                        ------------------------------------------------------------
                                                         Sept. 20        Jan. 10          April 4          June 27
                         2001                           (12 Weeks)     (16 Weeks)       (12 Weeks)      (12 Weeks)
                         ----                           ----------     ----------       ----------      ----------


       Net sales.................................   $    2,940,862       3,956,338       3,016,312        2,989,861
       Gross profit on sales.....................   $      746,899       1,061,114         813,829          832,185
       Net earnings .............................   $        9,413          12,169          10,724           13,005
       Basic earnings  per share.................   $         0.07            0.09            0.08             0.09
       Diluted earnings  per share...............   $         0.07            0.09            0.08             0.09
       Net LIFO charge (credit)..................   $        1,845           2,460           1,845          (13,504)
       Net LIFO charge (credit) per diluted share   $         0.01            0.02            0.01            (0.10)
       Dividends per share.......................   $        0.170           0.340           0.255            0.255
       Market price range........................   $  15.44-13.44     23.13-13.56     30.35-16.88      33.12-25.01

                                                                                Quarters Ended
                                                        ------------------------------------------------------------
                                                         Sept. 22        Jan. 12          April 5          June 28
                         2000                           (12 Weeks)     (16 Weeks)       (12 Weeks)      (12 Weeks)
                         ----                           ----------     ----------       ----------      ----------


       Net sales.................................   $    3,162,171       4,276,024       3,199,356        3,059,996
       Gross profit on sales.....................   $      869,592       1,169,681         865,419          822,358
       Net earnings (loss).......................   $       22,069         (18,793)         10,273         (242,444)
       Basic earnings (loss) per share...........   $         0.15           (0.13)           0.07            (1.70)
       Diluted earnings (loss) per share.........   $         0.15           (0.13)           0.07            (1.70)
       Net LIFO charge...........................   $        1,833           2,444           1,833            3,173
       Net LIFO charge per diluted share.........   $         0.01            0.02            0.01             0.02
       Dividends per share.......................   $        0.170           0.340           0.255            0.255
       Market price range........................   $  41.94-31.31     33.00-22.31     24.00-14.38      21.31-14.25


                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


16. Quarterly Results of Operations (Unaudited), continued

    During 2001 and 2000, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.0% to (0.8)% and 1.0% to 1.1%, respectively.

                                                                                 Fourth Quarter Results of
                                                                                 -------------------------
                                                                                        Operations
                                                                                        ----------
                                                                            June 27, 2001            June 28, 2000
                                                                            (12 Weeks)               (12 Weeks)
                                                                         ------------------       -----------------

         Net sales...............................................    $          2,989,861               3,059,996
         Cost of sales...........................................               2,157,676               2,237,638
                                                                         -----------------       -----------------
         Gross profit on sales...................................                 832,185                 822,358
         Operating and administrative expenses...................                 739,776                 793,417
         Restructuring and other non-recurring charges...........                  56,497                 396,029
                                                                         -----------------       -----------------
         Operating income (loss).................................                  35,912                (367,088)
         Interest expense........................................                  14,800                   6,784
                                                                         -----------------       -----------------
         Earnings (loss) before income taxes.....................                  21,112                (373,872)
         Income taxes............................................                   8,107                (131,428)
                                                                         -----------------
                                                                                                 -----------------
         Net earnings (loss).....................................    $             13,005                (242,444)
                                                                         =================       =================

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

17. Guarantor Subsidiaries

    During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows.


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

52 Weeks ended June 27, 2001

                                                                       Guarantor
                                                       Parent        Subsidiaries      Eliminations     Consolidated
                                                    ---------------  ---------------  ---------------  ---------------
Net sales                                         $    5,735,327         7,168,046                -       12,903,373
Cost of sales                                          4,217,260         5,232,086                -        9,449,346
                                                    ---------------  ---------------  ---------------  ---------------
Gross profit                                           1,518,067         1,935,960                -        3,454,027
Operating & administrative expenses                    1,298,295         1,882,002                -        3,180,297
Restructuring and other non-recurring charges             80,410            66,835                -          147,245
                                                    ---------------  ---------------  ---------------  ---------------
Operating income (loss)                                  139,362           (12,877)               -          126,485
Equity in (loss) of consolidated subsidiaries             (5,036)                -            5,036                -
Interest expense                                          52,843                 -                -           52,843
                                                    ---------------  ---------------  ---------------  ---------------
Earnings (loss) before income taxes                       81,483          (12,877)            5,036           73,642
Income taxes                                              36,172           (7,841)                -           28,331
                                                    ---------------  ---------------  ---------------  ---------------
Net earnings (loss)                               $       45,311           (5,036)            5,036           45,311
                                                    ===============  ===============  ===============  ===============


52 Weeks ended June 28, 2000
                                                                       Guarantor
                                                       Parent        Subsidiaries      Eliminations    Consolidated
                                                    ---------------  ---------------  ---------------  ---------------
Net sales                                         $    6,012,112         7,685,435                -       13,697,547
Cost of sales                                          4,426,602         5,543,895                -        9,970,497
                                                    ---------------  ---------------  ---------------  ---------------
Gross profit                                           1,585,510         2,141,540                -        3,727,050
Operating & administrative expenses                    1,525,112         2,061,239                -        3,586,351
Restructuring and other non-recurring charges            112,869           283,160                -          396,029
                                                    ---------------  ---------------  ---------------  ---------------
Operating loss                                           (52,471)         (202,859)                -        (255,330)
Equity in (loss) of consolidated subsidiaries           (155,776)                -          155,776               -
Interest expense                                          44,132             2,949                -           47,081
                                                    ---------------  ---------------  ---------------  ---------------
Loss before income taxes                                (252,379)         (205,808)         155,776         (302,411)
Income taxes                                             (23,484)          (50,032)                -         (73,516)
                                                    ---------------  ---------------  ---------------  ---------------
Net loss                                          $     (228,895)         (155,776)         155,776         (228,895)
                                                    ===============  ===============  ===============  ===============

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

17. Guarantor Subsidiaries, continued

53 Weeks ended June 30, 1999
                                                                       Guarantor
                                                       Parent        Subsidiaries      Eliminations    Consolidated
                                                    ---------------  ---------------  ---------------  ---------------
Net sales                                         $    6,103,021         8,033,482                -       14,136,503
Cost of sales                                          4,490,544         5,742,611                -       10,233,155
                                                       ---------         ---------          ---------     ----------
Gross profit                                           1,612,477         2,290,871                -        3,903,348
Operating & administrative expenses                    1,461,761         2,115,459                -        3,577,220
Restructuring and other non-recurring charges                  -                 -                -                -
                                                       ---------         ---------          ---------      ---------
Operating  income                                        150,716           175,412                -          326,128
Equity in earnings of consolidated subsidiaries          105,687                 -         (105,687)               -
Interest expense                                          26,086             3,562                -           29,648
                                                       ---------         ---------          ---------      ---------
Earnings before income taxes                             230,317           171,850         (105,687)         296,480
Income taxes                                              47,982            66,163                -          114,145
                                                       ---------         ---------          ---------      ---------
Net earnings                                      $      182,335           105,687         (105,687)         182,335
                                                       =========         =========          =========      =========

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     (Amounts in thousands except par value)

Year ended June 27, 2001
                                                                              Guarantor
                                                             Parent          Subsidiaries     Eliminations      Consolidated
                                                           ---------------  ---------------  ----------------  ----------------
Merchandise inventories                                  $     311,974          886,628                 -          1,198,602
Other current assets                                           256,186          144,413                 -            400,599
                                                           ---------------  ---------------  ----------------  ----------------
  Total current assets                                         568,160        1,031,041                 -          1,599,201
Property, plant and equipment, net                             424,478          722,176                 -          1,146,654
Other non-current assets                                       238,032           57,783                 -            295,815
Investments in and advances to/from subsidiaries               935,225                -          (935,225)                 -
                                                           ---------------  ---------------  ----------------  ----------------
  Total assets                                           $   2,165,895        1,811,000          (935,225)         3,041,670
                                                           ===============  ===============  ================  ================

Accounts payable                                         $     191,778         408,072                 -            599,850
Other current liabilities                                      283,592          266,465                 -            550,057
                                                           ---------------  ---------------  ----------------  ----------------
  Total current liabilities                                    475,370          674,537                 -          1,149,907
Long-term debt                                                 697,414                -                 -            697,414
Other non-current liabilities                                  221,457          201,238                 -            422,695
Common stock of $1 par value                                   140,466            6,240            (6,240)           140,466
Retained earnings                                              631,188          928,985          (928,985)           631,188
                                                           ---------------  ---------------  ----------------  ----------------
  Total liabilities and stockholders' equity             $   2,165,895        1,811,000          (935,225)         3,041,670
                                                           ===============  ===============  ================  ================

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



17. Guarantor Subsidiaries, continued



Year ended June 28, 2000
                                                                              Guarantor
                                                              Parent         Subsidiaries     Eliminations      Consolidated
                                                           ---------------  ---------------  ----------------  ----------------
Merchandise inventories                                  $       354,424          786,981                -         1,141,405
Other current assets                                             202,605          127,912                -           330,517
                                                           ---------------  ---------------  ----------------  ----------------
  Total current assets                                           557,029          914,893                -         1,471,922
Property, plant and equipment, net                               423,346          592,946                -         1,016,292
Other non-current assets                                         242,454           16,425                -           258,879
Investments in and advances to/from subsidiaries                 724,970                -         (724,970)                -
                                                           ---------------  ---------------  ----------------  ----------------
  Total assets                                           $     1,947,799        1,524,264         (724,970)        2,747,093
                                                           ===============  ===============  ================  ================

Accounts payable                                         $       352,732          223,145                -           575,877
Short-term borrowings                                            235,000                -                -           235,000
Other current liabilities                                        304,608          306,068                -           610,676
                                                           ---------------  ---------------  ----------------  ----------------
  Total current liabilities                                      892,340          529,213                -         1,421,553
Other non-current liabilities                                    187,624          270,081                -           457,705
Common stock of $1 par value                                     140,830            6,285           (6,285)          140,830
Retained earnings                                                727,005          718,685         (718,685)          727,005
                                                           ---------------  ---------------  ----------------  ----------------
  Total liabilities and stockholders' equity             $     1,947,799        1,524,264         (724,970)        2,747,093
                                                           ===============  ===============  ================  ================



                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

 Year ended June 27, 2001
                                                                              Guarantor
                                                              Parent         Subsidiaries     Eliminations      Consolidated
                                                            --------------  ---------------  ----------------  ----------------
Net cash provided by operating activities                $       127,529          117,359                -           244,888
                                                            --------------  ---------------  ----------------  ----------------
  Purchases of property, plant and equipment, net                (69,348)        (243,971)               -          (313,319)
  Increase in other assets                                      (218,241)          (4,205)         215,927            (6,519)
  Acquisitions, net of cash acquired                             (30,942)         (92,811)               -          (123,753)
                                                            --------------  ---------------  ----------------  ----------------
Net cash used in investing activities                           (318,531)        (340,987)         215,927          (443,591)
                                                            --------------  ---------------  ----------------  ----------------
  Decrease in short-term borrowings                             (235,000)               -                -          (235,000)
  Proceeds from issuance of  long-term debt                      700,000                -                -           700,000
  Purchases of common stock                                      (17,003)               -                -           (17,003)
  Dividends paid                                                (142,853)               -                -          (142,853)
  Other                                                          (18,163)         219,134         (215,927)          (14,956)
                                                            --------------  ---------------  ----------------  ----------------
Net cash provided by financing activities                        286,981          219,134         (215,927)          290,188
                                                            --------------  ---------------  ----------------  ----------------

Increase (decrease) in cash and cash equivalents                  95,979           (4,494)               -            91,485
Cash and cash equivalents at the beginning of the year            15,157           14,419                -            29,576
                                                            --------------  ---------------  ----------------  ----------------
Cash and cash equivalents at end of the year             $       111,136            9,925                -           121,061
                                                            ==============  ===============  ================  ================

                    WINN DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


17. Guarantor Subsidiaries, continued


Year ended June 28, 2000


                                                                              Guarantor
                                                               Parent        Subsidiaries      Eliminations       Consolidated
                                                            --------------  ---------------  ----------------  ----------------
Net cash (used in) provided by operating activities       $     (7,582)         750,861                  -            743,279
                                                            --------------  ---------------  ----------------  ----------------
  Purchases of property, plant and equipment, net              (90,857)        (122,133)                 -           (212,990)
  Decrease in other assets                                     638,496            7,375           (628,999)            16,872
                                                            --------------  ---------------  ----------------  ----------------
Net cash provided by (used in) investing activities            547,639         (114,758)          (628,999)          (196,118)
                                                            --------------  ---------------  ----------------  ----------------
  Decrease in short-term borrowings                           (230,000)               -                  -           (230,000)
  Purchases of common stock                                   (162,272)               -                  -           (162,272)
  Dividends paid                                              (148,966)               -                  -           (148,966)
  Other                                                         (1,510)        (628,582)           628,999             (1,093)
                                                            --------------  ---------------  ----------------  ----------------
Net cash used in financing activities                         (542,748)        (628,582)           628,999           (542,331)
                                                            --------------  ---------------  ----------------  ----------------

(Decrease) increase in cash and cash equivalents                (2,691)           7,521                  -              4,830
Cash and cash equivalents at the beginning of the year          17,848            6,898                  -             24,746
                                                            --------------  ---------------  ----------------  ----------------
Cash and cash equivalents at end of the year              $     15,157           14,419                  -             29,576
                                                            ==============  ===============  ================  ================



Year ended June 30, 1999
                                                                              Guarantor
                                                               Parent        Subsidiaries      Eliminations       Consolidated
                                                            --------------  ---------------  ----------------
                                                                                                               ----------------
Net cash provided by operating activities                 $    121,999          314,362                  -            436,361
                                                            --------------  ---------------  ----------------  ----------------
  Purchases of property, plant and equipment, net             (140,706)        (193,577)                 -           (334,283)
  Decrease (increase) in other assets                          120,159           14,294           (135,311)              (858)
                                                            --------------  ---------------  ----------------  ----------------
Net cash used in investing activities                          (20,547)        (179,283)          (135,311)          (335,141)
                                                            --------------  ---------------  ----------------  ----------------
  Increase in short-term borrowings                             45,000                -                  -             45,000
  Purchases of common stock                                     (1,337)               -                  -             (1,337)
  Dividends paid                                              (151,231)               -                  -           (151,231)
  Other                                                          7,078         (134,861)           135,311              7,528
                                                            --------------  ---------------  ----------------  ----------------
Net cash used in financing activities                         (100,490)        (134,861)           135,311           (100,040)
                                                            --------------  ---------------  ----------------  ----------------

Increase in cash and cash equivalents                              962              218                  -              1,180
Cash and cash equivalents at the beginning of the year          16,886            6,680                  -             23,566
                                                            --------------  ---------------  ----------------  ----------------
Cash and cash equivalents at end of the year              $     17,848            6,898                  -             24,746
                                                            ==============  ===============  ================  ================

The Company allocates all cost incurred by its headquarters which is not specifically indentifiable to each subsidiary based on its relative size to the Company as a whole. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on the consolidated company's effective tax rates.

Expenses incurred by the guarantor subsidiaries, if they operated on a stand-alone basis, may or may not have been higher were it not for the benefit derived from the related party transactions and the headquarters functions described above.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of August 8, 2001, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 27, 2001 and June 28, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 27, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index on page 15 of the annual report on Form 10-K for the year 2001. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                                   KPMG LLP



Jacksonville, Florida
August 8, 2001

                                                                     Schedule II
                                                                     -----------


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 Consolidated Valuation and Qualifying Accounts
           Years Ended June 27, 2001, June 28, 2000 and June 30, 1999
                             (Amounts in thousands)


                                                          Balance at      Additions     Deductions      Balance at
                                                           beginning      charged          from             end
                     Description                            of year       to income      reserves         of year
------------------------------------------------------    ------------    -----------   ------------    ------------
Year ended June 27, 2001:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         3,822         17,024         16,911           3,935
                                                          ============    ===========   ============    ============


Year ended June 28, 2000:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         3,615         19,021         18,814           3,822
                                                          ============    ===========   ============    ============


Year ended June 30, 1999:
Reserves deducted from assets to which they apply:
   Allowance for doubtful receivables                 $         2,623         14,506         13,514           3,615
                                                          ============    ===========   ============    ============
