Form 10-Q
period 2001-09-19
WINN DIXIE STORES INC
filed 2001-10-12
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              _____________________

                                    FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 19, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     As of September 19, 2001, there were 140,556,839 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

Item 1.     Financial Statements                                           Page

            Condensed Consolidated Statements of Operations                1
                (Unaudited), For the 12 Weeks Ended
                September 19, 2001 and September 20, 2000

            Condensed Consolidated Balance Sheets                          2
                September 19, 2001 (Unaudited) and June 27, 2001 (Note A)

            Condensed Consolidated Statements of Cash Flows                3
                (Unaudited), For the 12 Weeks Ended
                September 19, 2001 and September 20, 2000

            Notes to Condensed Consolidated Financial Statements           4-12
                (Unaudited)

Item 2.     Management's Discussion and Analysis of Financial              13-15
                Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     16-17

                           Part II: Other Information

Item 1.     Legal Proceedings                                              18

Item 2.     Changes in Securities and Use of Proceeds                      18

Item 3.     Defaults Upon Senior Securities                                18

Item 4.     Submission of Matters to a Vote of Security Holders            18-19

Item 5.     Other Information                                              19

Item 6.     Exhibits and Reports on Form 8-K                               19

Signatures                                                                 20


                                                                                              For the 12 Weeks Ended

                                                                                    September 19, 2001          September 20, 2000
                                                                                    ------------------          ------------------

Net sales                                                                               $2,954,036                   2,940,862

Cost of sales, including warehousing and delivery expenses                               2,167,745                   2,193,963
                                                                                        ----------                   ---------

Gross profit on sales                                                                      786,291                     746,899

Operating and administrative expenses                                                      734,973                     715,122

Restructuring and other non-recurring charges                                                    -                       8,953
                                                                                        ----------                   ---------

Operating income                                                                            51,318                      22,824

Interest expense, net                                                                       14,878                       7,518
                                                                                        ----------                   ---------

Earnings before income taxes                                                                36,440                      15,306

Income taxes                                                                                14,029                       5,893
                                                                                        ----------                   ---------

Net earnings                                                                            $   22,411                       9,413
                                                                                        ==========                   =========

Basic earnings per share                                                                $     0.16                        0.07
                                                                                        ==========                   =========

Diluted earnings per share                                                              $     0.16                        0.07
                                                                                        ==========                   =========

Dividends per share                                                                     $     0.17                        0.17
                                                                                        ==========                   =========

Weighted average common shares outstanding - basic                                         140,281                     139,359
                                                                                        ==========                   =========

Weighted average common shares outstanding - diluted                                       140,971                     139,588
                                                                                        ==========                   =========


See accompanying notes to condensed consolidated financial statements.



                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  Dollar amounts in thousands except par value

                                                                                    September 19, 2001              June 27, 2001
                                                                                  ----------------------          ------------------
ASSETS                                                                                  (Unaudited)                       (Note A)

Current Assets:
Cash and cash equivalents                                                              $    75,469                       121,061
Trade and other receivables                                                                128,921                       109,159
Merchandise inventories less LIFO reserve of
$223,411 ($220,411 as of June 27, 2001)                                                  1,168,574                     1,198,602
Prepaid expenses                                                                            24,832                        34,643
Deferred income taxes                                                                      137,903                       135,736
                                                                                       -----------                   -----------
Total current assets                                                                     1,535,699                     1,599,201
                                                                                       -----------                   -----------
Cash surrender value of life insurance, net                                                 10,779                        16,876
Property, plant and equipment, net                                                       1,119,892                     1,146,654
Goodwill                                                                                    87,808                        87,808
Non-current deferred income taxes                                                          102,435                       106,145
Other assets                                                                                87,374                        84,986
                                                                                       -----------                   -----------
Total assets                                                                           $ 2,943,987                     3,041,670
                                                                                       ===========                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Current portion of long-term debt                                                      $     4,289                         4,291
Current obligations under capital leases                                                     3,352                         3,270
Accounts payable                                                                           528,430                       599,850
Reserve for insurance claims and self-insurance                                             99,227                       100,850
Accrued wages and salaries                                                                 103,688                       109,183
Accrued rent                                                                               131,243                       131,837
Accrued expenses                                                                           166,718                       176,332
Income taxes payable                                                                        34,169                        24,294
                                                                                       -----------                   -----------
Total current liabilities                                                                1,071,116                     1,149,907
                                                                                       -----------                   -----------
Reserve for insurance claims and self-insurance                                            147,964                       147,964
Long-term debt                                                                             696,402                       697,414
Obligations under capital leases                                                            28,117                        28,953
Defined benefit plan                                                                        50,262                        49,027
Lease liability on closed stores                                                           149,768                       153,874
Other liabilities                                                                           44,083                        42,877
                                                                                       -----------                   -----------
Total liabilities                                                                        2,187,712                     2,270,016
                                                                                       -----------                   -----------
Commitments and contingent liabilities (Notes E, F & K)
Shareholders' Equity:
Common stock $1 par value.  Authorized 400,000,000 shares
issued and outstanding 140,556,839 at September 19, 2001
and 140,466,235 at June 27, 2001                                                           140,557                       140,466
Retained earnings                                                                          622,473                       634,694
Accumulated other comprehensive income                                                      (5,555)                       (1,587)
Associates' stock loans                                                                     (1,200)                       (1,919)
                                                                                       -----------                   -----------

Total shareholders' equity                                                                 756,275                       771,654
                                                                                       -----------                   -----------
  Total liabilities and shareholders' equity                                           $ 2,943,987                     3,041,670
                                                                                       ===========                   ===========

See accompanying notes to condensed consolidated financial statements.





                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands

                                                                                               For the 12 Weeks Ended
                                                                                    September 19, 2001         September 20, 2000
                                                                                    ------------------         ------------------

Cash flows from operating activities:
  Net earnings                                                                         $  22,411                       9,413
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                        39,877                      44,352
     Deferred income taxes                                                                 4,027                       3,377
     Defined benefit plan                                                                  1,235                       1,066
     Reserve for insurance claims and self-insurance                                      (1,623)                     (5,379)
     Stock compensation plans                                                                975                       2,919
     Change in operating assets and liabilities:
        Trade and other receivables                                                      (19,763)                     (1,278)
        Merchandise inventories                                                           30,028                     (21,826)
        Prepaid expenses                                                                  10,618                      28,321
        Accounts payable                                                                 (72,555)                    (41,593)
        Income taxes payable                                                               9,875                     (21,495)
        Other current accrued expenses                                                   (23,228)                    (22,465)
                                                                                       ---------                      ------
            Net cash provided by (used in) operating activities                            1,877                     (24,588)
                                                                                       ---------                      ------

Cash flows from investing activities:
  Purchases of property, plant and equipment, net                                        (12,845)                   (163,936)
  Decrease in investments and other assets                                                 1,939                       4,749
                                                                                       ---------                      ------
            Net cash used in investing activities                                        (10,906)                   (159,187)
                                                                                       ---------                      ------


Cash flows from financing activities:
  Increase in short-term borrowings                                                            -                     230,000
  Principal payments on long-term debt                                                    (1,014)                          -
  Principal payments on capital lease obligations                                           (755)                       (642)
  Purchase of common stock                                                                   (30)                    (16,962)
  Proceeds of sales under associates' stock purchase plan                                    719                           -
  Dividends paid                                                                         (23,894)                    (24,525)
  Other                                                                                  (11,589)                     (9,850)
                                                                                       ---------                      ------
            Net cash (used in) provided by financing activities                          (36,563)                    178,021
                                                                                       ---------                      ------


Decrease in cash and cash equivalents                                                    (45,592)                     (5,754)
Cash and cash equivalents at beginning of year                                           121,061                      29,576
                                                                                       ---------                      ------
Cash and cash equivalents at end of period                                             $  75,469                      23,822
                                                                                       =========                      ======


Supplemental cash flow information:
  Interest paid                                                                        $   9,972                       7,906
  Interest and dividends received                                                      $     464                          53
  Income taxes paid                                                                    $     517                      24,012

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(A) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 19, 2001 are not necessarily indicative of the results that may be expected for the year ended June 26, 2002.

             The balance sheet at June 27, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. and subsidiaries annual report on Form 10-K for the year ended June 27, 2001. The condensed consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in fourteen states and the Bahama Islands.

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

(C) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $3.0 million in fiscal 2002 and in fiscal 2001. If the FIFO method had been used, current quarter net earnings would have been $24.3 million, or $0.17 per diluted share, as compared with net earnings of $11.3 million, or $0.08 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

(D) Comprehensive Income: Comprehensive income differs from net income in the quarter due to changes in the fair value of the Company's interest rate swaps. Comprehensive income for the quarter ended September 19, 2001 was $18.4 million. Comprehensive income equaled net income for the quarter ended September 20, 2000.

(E)          Debt:

                                                                                            Sept. 19, 2001        June 27, 2001
                                                                                          --------------------  -------------------

364-day $200,000 revolving credit facility due 2002;
  interest payable at LIBOR plus 2.50%                                                      $      -                       -
Five-year $200,000 revolving credit facility due 2006;
  interest payable at LIBOR plus 2.50%                                                             -                       -
Mortgage note payable with interest at 9.40% and
  monthly $22 principal and interest payments
  and 10.0% of principal paid annually each October                                            1,691                   1,705
Six-year $400,000 term loan due 2007; interest
  payable at LIBOR plus 2.75% and $1,000 quarterly
  principal payments                                                                         399,000                 400,000
8.875% senior notes due 2008; interest payable
  semiannually on April 1 and October 1                                                      300,000                 300,000
                                                                                             -------                 -------

     Total                                                                                   700,691                 701,705
Less current portion                                                                           4,289                   4,291
                                                                                               -----                   -----
Long-term portion                                                                           $696,402                 697,414
                                                                                            ========                 =======

             The $800 million senior secured credit facilities and $300 million senior unsecured notes contain certain covenants as defined in the credit agreement and indenture, as amended. The senior secured credit facilities consist of a $200 million 364-day revolving credit facility, a $200 million five-year revolving credit facility, and a $400 million six-year term loan. The Company was in compliance with all covenants at September 19, 2001. As of September 19, 2001, the Company had $39.2 million in outstanding letters of credit used to support inventory purchases and insurance obligations.


(F) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2002 and 2001 is 38.5%.

             The Company has reserved $54.8 million for taxes and interest related to company owned life insurance (COLI) since it received an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. The Eleventh Circuit Court of Appeals issued an opinion on June 28, 2001 affirming the Tax Court's decision and on September 28, 2001 denied the Company's petition for a rehearing. Congress passed legislation phasing out such deductions over a three-year period in the fall of 1996. The Company held such policies and deducted interest on outstanding loans from March 1993 through December 1997. Management disagrees with the Tax Court's decision and plans further appeal.

             While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

(G) Reclassification: The remaining current reserve for restructuring expenses relating to lease termination costs has been reclassified to accrued rent. Long-term restructuring expenses relating to lease termination costs and the long term lease liability in non-restructure stores, previously reported in other liabilities, have been reclassified to lease liability on closed stores. The reclassification increased accrued rent and lease liability on closed stores for fiscal year ended June 27, 2001 by $43,385 and $153,874, respectively. Certain other prior year amounts may have been reclassified to conform to current year's presentation.

(H) Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments. During the first quarter of 2002, the remaining reserve for restructuring expenses, which represented the present value of expected future rental payments on stores closed as part of the restructuring, were reclassified to accrued rent and lease liabilities on closed stores. The following amounts are included in accrued rent and lease liability on closed stores, as of September 19, 2001 and June 27, 2001:

(H)          Lease Liability on Closed Stores, continued:


                                        Non-
                                     Restructured       Restructured
                                       Stores              Stores        Total
                                     -------------------------------------------

Balance at June 27, 2001              $ 59,381            162,130       221,511
Additions/adjustments                    3,129              3,157         6,286
Utilization                            (10,406)            (7,984)      (18,390)
                                      --------           --------      --------
Balance at Sept. 19, 2001             $ 52,104            157,303       209,407
                                      ========           ========      ========


             The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the non-restructure accrual and adjustments due to the settlement of existing leases. The utilization amounts include payments made for rent and related costs. The current portion of the accrued balance at September 19, 2001 totals $59,639 and is included in accrued rent.

(I) Goodwill and Other Intangible Assets: At the beginning of quarter ended September 19, 2001, the Company adopted the provisions of Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit.

             The Company has performed an impairment review and concluded that there are no necessary adjustments for quarter ended September 19, 2001.

             Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The balance, which is a component of other assets on the condensed consolidated balance sheets, as of September 19, 2001 follows:

(I)          Goodwill and Other Intangible Assets, continued:

                                                           Other
                                                         Intangible
                                                          Assets
                                                          ------

Other intangible assets                                   $6,438
Less: Accumulated amortization                             1,642
                                                           -----
Other intangible assets, net                              $4,796
                                                          ======


             The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for quarter ended September 19, 2001 and September 20, 2000 was $270 and $50, respectively. The estimated amortization expense for each of the fiscal years subsequent to June 27, 2001 is as follows:


                                                      Amortization Expense
                                                   ------------------------
For year ended June 26, 2002                       $                  1,173
For year ended June 25, 2003                                          1,138
For year ended June 30, 2004                                          1,096
For year ended June 29, 2005                                          1,091
For year ended June 28, 2006                                            391
                                                   ------------------------
                                                   $                  4,889
                                                   ========================


             The effect of adoption of SFAS 142 on net income and earnings per share is as follows:


                                                     For the 12 Weeks Ended
                                             Sept. 19, 2001       Sept. 20, 2000
                                             --------------       --------------

Reported net income                           $      22,411                9,413
Goodwill amortization (net of tax)                        -                  192
                                              -------------       --------------
Adjusted net income                           $      22,411                9,605
                                              =============       ==============
Adjusted basic earnings per share             $        0.16                 0.07
                                              =============       ==============
Adjusted diluted earnings per share           $        0.16                 0.07
                                              =============       ==============

(J) Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidated financial information for the Company and its guarantor subsidiaries is as follows:



                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

12 Weeks ended September 19, 2001
                                                                                        Guarantor
                                                                        Parent         Subsidiaries     Eliminations    Consolidated
                                                                        ------         ------------     ------------    ------------

Net sales                                                             $1,256,225        1,697,811                -         2,954,036
Cost of sales                                                            924,202        1,243,543                -         2,167,745
                                                                      ----------        ---------        ---------         ---------
Gross profit                                                             332,023          454,268                -           786,291
Operating & administrative expenses                                      304,154          430,819                -           734,973
                                                                      ----------        ---------        ---------         ---------
Operating income                                                          27,869           23,449                -            51,318
Equity in earnings of consolidated subsidiaries                           14,421                -          (14,421)                -
Interest expense, net                                                     14,878                -                -            14,878
                                                                      ----------                         ---------         ---------
Earnings before income taxes                                              27,412           23,449          (14,421)           36,440
Income taxes                                                               5,001            9,028                -            14,029
                                                                      ----------        ---------        ---------         ---------
Net earnings                                                          $   22,411           14,421          (14,421)           22,411
                                                                      ==========        =========        =========         =========



12 Weeks ended September 20, 2000
                                                                                        Guarantor
                                                                        Parent         Subsidiaries     Eliminations    Consolidated

Net sales                                                             $1,308,057        1,632,805                -         2,940,862
Cost of sales                                                          1,003,501        1,190,462                -         2,193,963
                                                                      ----------        ---------        ---------         ---------
Gross profit                                                             304,556          442,343                -           746,899
Operating & administrative expenses                                      297,842          417,280                -           715,122
Restructuring and other non-recurring charges                              8,412              541                -             8,953
                                                                      ----------        ---------        ---------         ---------
Operating (loss) income                                                   (1,698)          24,522                -            22,824
Equity in earnings of consolidated subsidiaries                           15,081                -          (15,081)                -
Interest expense, net                                                      7,518                -                -             7,518
                                                                      ----------        ---------        ---------         ---------
Earnings before income taxes                                               5,865           24,522          (15,081)           15,306
Income taxes                                                              (3,548)           9,441                -             5,893
                                                                      ----------        ---------        ---------         ---------
Net earnings                                                          $    9,413           15,081          (15,081)            9,413
                                                                      ==========        =========        =========         =========


            WINN-DIXIE STORES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATING BALANCE SHEETS
             (Amounts in thousands)

September 19, 2001
                                                                                       Guarantor
                                                                          Parent     Subsidiaries     Eliminations      Consolidated
                                                                          ------     ------------     ------------      ------------

Merchandise inventories                                               $  310,167          858,407                -         1,168,574
Other current assets                                                     219,842          147,283                -           367,125
                                                                      ----------        ---------         --------         ---------
  Total current assets                                                   530,009        1,005,690                -         1,535,699
Property, plant and equipment, net                                       413,991          705,901                -         1,119,892
Other noncurrent assets                                                  232,376           56,020                -           288,396
Investments in and advances to/from subsidiaries                         828,946                -         (828,946)                -
                                                                      ----------        ---------         --------         ---------
  Total assets                                                        $2,005,322        1,767,611         (828,946)        2,943,987
                                                                      ==========        =========         ========         =========

Account payable                                                       $  116,061          412,369                -           528,430
Other current liabilities                                                254,270          288,416                -           542,686
                                                                      ----------        ---------         --------         ---------
  Total current liabilities                                              370,331          700,785                -         1,071,116
Long-term debt                                                           696,402                -                -           696,402
Other noncurrent liabilities                                             182,314          237,880                -           420,194
Common stock of $1 par value                                             140,557            6,240           (6,240)          140,557
Retained earnings and other shareholders' equity                         615,718          822,706         (822,706)          615,718
                                                                      ----------        ---------         --------         ---------
  Total liabilities and shareholders' equity                          $2,005,322        1,767,611         (828,946)        2,943,987
                                                                      ==========        =========         ========         =========


June 27, 2001
                                                                                       Guarantor
                                                                          Parent     Subsidiaries     Eliminations      Consolidated
                                                                          ------     ------------     ------------      ------------

Merchandise inventories                                               $  311,974          886,628                -         1,198,602
Other current assets                                                     256,186          144,413                -           400,599
                                                                      ----------        ---------         --------         ---------
  Total current assets                                                   568,160        1,031,041                -         1,599,201
Property, plant and equipment, net                                       424,478          722,176                -         1,146,654
Other noncurrent assets                                                  238,032           57,783                -           295,815
Investments in and advances to/from subsidiaries                         935,225                -         (935,225)                -
                                                                      ----------        ---------         --------         ---------
  Total assets                                                        $2,165,895        1,811,000         (935,225)        3,041,670
                                                                      ==========        =========         ========         =========


Account payable                                                       $  191,778          408,072                -           599,850
Other current liabilities                                                283,592          266,465                -           550,057
                                                                      ----------        ---------         --------         ---------
  Total current liabilities                                              475,370          674,537                -         1,149,907
Long-term debt                                                           697,414                -                -           697,414
Other noncurrent liabilities                                             221,457          201,238                -           422,695
Common stock of $1 par value                                             140,466            6,240           (6,240)          140,466
Retained earnings and other shareholders' equity                         631,188          928,985         (928,985)          631,188
                                                                      ----------        ---------         --------         ---------
  Total liabilities and shareholders' equity                          $2,165,895        1,811,000         (935,225)        3,041,670
                                                                      ==========        =========         ========         =========


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

12 Weeks ended September 19, 2001
                                                                                       Guarantor
                                                                          Parent     Subsidiaries     Eliminations      Consolidated
                                                                          ------     ------------     ------------      ------------

Net cash (used in) provided by operating activities                    $(133,882)         135,759                -            1,877
                                                                       ---------        ---------        ---------        ---------
  Purchases of property, plant and equipment, net                         (5,448)          (7,397)               -          (12,845)
  Decrease (increase) in other assets                                    122,995             (356)        (120,700)           1,939
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities                      117,547           (7,753)        (120,700)         (10,906)
                                                                       ---------        ---------        ---------        ---------
  Dividends paid                                                         (23,894)               -                -          (23,894)
  Other                                                                  (11,134)        (122,235)         120,700          (12,669)
                                                                       ---------        ---------        ---------        ---------
Net cash used in financing activities                                    (35,028)        (122,235)         120,700          (36,563)
                                                                       ---------        ---------        ---------        ---------

(Decrease) increase in cash and cash equivalents                         (51,363)           5,771                -          (45,592)
Cash and cash equivalents at the beginning of the year                   111,136            9,925                -          121,061
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents at end of the quarter                        $  59,773           15,696                -           75,469
                                                                       =========        =========        =========        =========


12 Weeks ended September 20, 2000
                                                                                       Guarantor
                                                                          Parent     Subsidiaries     Eliminations      Consolidated
                                                                          ------     ------------     ------------      ------------

Net cash (used in) provided by operating activities                    $ (86,257)          61,669                -          (24,588)
                                                                       ---------        ---------        ---------        ---------
  Purchases of property, plant and equipment, net                        (33,700)        (130,236)               -         (163,936)
  (Increase) decrease in other assets                                    (51,543)             727           55,565            4,749
                                                                       ---------        ---------        ---------        ---------
Net cash used in investing activities                                    (85,243)        (129,509)          55,565         (159,187)
                                                                       ---------        ---------        ---------        ---------
  Increase in short-term borrowings                                      230,000                -                -          230,000
  Purchases of common stock                                              (16,962)               -                -          (16,962)
  Dividends paid                                                         (24,525)               -                -          (24,525)
  Other                                                                  (11,728)          56,801          (55,565)         (10,492)
                                                                       ---------        ---------        ---------        ---------
Net cash provided by financing activities                                176,785           56,801          (55,565)         178,021
                                                                       ---------        ---------        ---------        ---------

Increase (decrease) in cash and cash equivalents                           5,285          (11,039)               -           (5,754)
Cash and cash equivalents at the beginning of the year                    15,157           14,419                -           29,576
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents at end of the quarter                        $  20,442            3,380                -           23,822
                                                                       =========        =========        =========        =========

(J) Guarantor Subsidiaries, continued: The Company allocates all cost incurred by its headquarters which is not specifically identifiable to each subsidiary based on its relative size to the Company as a whole. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on the consolidated company's effective tax rates.

             Expenses incurred by the guarantor subsidiaries, if they operated on a stand-alone basis, may or may not have been higher were it not for the benefit derived from related party transactions and the headquarters functions described above.

(K) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

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

             See Note F - Income Taxes with respect to certain litigation pending before the U.S. Tax Court.

(L) Subsequent Event: On September 25, 2001, the Company announced that its dividend declaration and payment policy will be shifted from monthly in advance to quarterly in arrears, commencing with the dividend payments customarily made in November 2001, December 2001 and January 2002.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales. Sales for the 12 weeks ended September 19, 2001 were $3.0 billion, an increase of $13.2 million or 0.4% compared with the same quarter last year. Identical store sales decreased 5.4% for the quarter. Comparable store sales, which include replacement stores, decreased 5.2% for the quarter. Identical and comparable sales decreased in part due to the elimination of unprofitable sales departments and unprofitable sales items in remaining departments as part of the Company's restructuring plan.

The Company unveiled an aggressive new marketing campaign on October 3, 2001. The promotion entitled "the real deal" features a series of new multimedia advertisements, which the Company expects will cause an increase in customer counts, brand awareness and market share. These expected additional sales in conjunction with improved efficiencies obtained from the Company's restructuring program initiated in April 2000 should positively impact the Company's performance this fiscal year.

For the 12 weeks ended September 19, 2001, the Company opened one new store and closed one existing store. A total of 1,153 locations were in operation on September 19, 2001, compared to 1,079 on September 20, 2000. As of September 19, 2001, retail space totaled 51.1 million square feet, a 6.1% increase from the prior year. The Company has two new stores under construction.

Gross Profit. Gross profit increased $39.4 million for the quarter. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal 2001 was 26.6% and 25.4%, respectively.

Increased gross profit margin is largely a result of a change in our product sales mix and improvements in procurement as obtained from the Company's restructuring plan. Continued improvement in gross profit is anticipated through enhanced procurement practices and promotional activities as well as shrink reduction initiatives.

Operating and administrative expenses. Operating and administrative expenses increased $19.9 million for the first quarter of fiscal 2002 as compared to the corresponding quarter in fiscal 2001. As a percentage of sales, operating and administrative expenses for the quarter were 24.9%, as compared to 24.3% in the previous year. The increase in operating and administrative expenses was primarily due to the acquisition of 77 stores during fiscal 2001.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Rent expense for the quarter on operating leases was $82.2 million, as compared to $71.3 million in the previous year. The increase is attributed to the acquisition of nine Gooding's and 68 Jitney Jungle stores in the second and third quarters of fiscal 2001, respectively.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations, continued:

Interest expense. Interest expense totaled $14.9 million for the first quarter of fiscal 2002, compared to $7.5 million for the corresponding quarter in fiscal 2001. Interest expense is primarily interest on long-term and short-term debt and interest on capital leases. Interest expense has increased in the current year primarily due to increased total debt outstanding and higher interest rates paid on the debt.

Earnings before income taxes. Earnings before income taxes were $36.4 million for the current quarter, compared to $15.3 million in the previous year. Increased pre-tax earnings are primarily due to the increase in gross profit, partially offset by the increase in operating and administrative expenses, as previously discussed.

Income taxes have been accrued at an effective tax rate of 38.5% for fiscal 2002 and 2001. This rate is expected to approximate the effective rate for fiscal year 2002.

Net earnings. Net earnings for the first quarter of fiscal 2002 amounted to $22.4 million, or $0.16 per diluted share as compared to $9.4 million, or $0.07 per diluted share, for the corresponding quarter of the previous year. The LIFO charge reduced net earnings by $1.8 million or $0.01 per diluted share for both the current quarter this year and the same quarter last year.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources

Cash and cash equivalents amounted to $75.5 million at September 19, 2001 compared to $121.1 million at June 27, 2001. Working capital amounted to $464.6 million at September 19, 2001 compared to $449.3 million at June 27, 2001. During the quarter, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 3.6%.

Net cash provided by (used in) operating activities amounted to $1.9 million for the 12 weeks ended September 19, 2001 compared to $(24.6) million in the previous year. The increase in net cash provided by operations is largely due to the decrease in merchandise inventories and a reduction in the payment of income taxes.

Net cash used in investing activities was $10.9 million for the 12 weeks ended September 19, 2001 compared to $159.2 million in the previous year. Capital expenditures in fiscal 2002 totaled $12.8 million compared to $163.9 million for the previous year. Included in the prior year expenditures are amounts related to retrofits, new store construction and construction of the distribution and retail support center in Jacksonville, Florida. The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $166.0 million in fiscal 2002. The Company has no material construction or purchase commitments outstanding as of September 19, 2001.

Net cash (used in) provided by financing activities was $(36.6) million for the 12 weeks ended September 19, 2001 compared to $178.0 million in the previous year. Prior year amounts reflect an increase of $230.0 million in outstanding commercial paper during the quarter.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources, continued:

The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability, which might result from any such proceedings, will not have a material adverse effect on the Company's consolidated earnings or financial position.

Impact of Inflation

The Company's primary costs, inventory and labor, increase with inflation. Recovery of these costs must come from improved operating efficiencies, and to the extent permitted by our competition, through improved gross profit margins.

Cautionary Statement Regarding Forward-Looking Information and Statements

This Form 10-Q contains certain information that constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements.

Factors that may cause actual results to differ materially from these projected include, but are not limited to:

o the Company's ability to achieve successfully the long-term benefits, particularly an increase in customer count, contemplated from the restructuring of operations adopted by the Board of Directors on April 19, 2000, and which has been completed;
o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;
o changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution, or food retailing, including environmental compliance;
o the availability and terms of financing, including in particular, the possible impact of changes in the ratings assigned to the Company by nationally recognized rating agencies; and
o general business and economic conditions in our operating regions, including conditions arising from the tragic events of September 11, 2001, the rate of inflation/deflation and changes in population, consumer demands and spending, types of employment and number of jobs.

Please refer to discussions of these and other factors in this Form 10-Q and other Company filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to revise or update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements.

Quantitative and Qualitative Disclosures About Market Risk

The Company has obtained a $400 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risk from changes in interest rates. The instruments primarily used to mitigate the risk are interest rate swaps. All derivative instruments held by the Company are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

The Company has entered into three interest rate swap agreements to hedge the interest rate risk associated with the $399 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At September 19, 2001, the Company had interest rate swaps with a notional amount of $400 million. The notional amounts do not represent a measure of exposure of the Company.

The maturity and interest rate on the interest rate swaps are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (2.785% as of September 19, 2001).



            Notional
             Amount               Maturity                  Fixed Rate
             ------               --------                  ----------
           $ 150,000           March 29, 2002                  4.60%
             150,000           March 29, 2003                  4.81%
             100,000           March 29, 2004                  5.03%
             -------
           $ 400,000
           =========



The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 19, 2001, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $9.0 million ($5.6 million, net of tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense including the effect of interest rate swaps at a weighted average rate of 7.54% on the $399 million outstanding in variable rate debt.

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

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of September 19, 2001.


                                                          Expected Maturity Date
                                                      (Dollar amounts in thousands)

                                 2002         2003           2004         2005         2006     Thereafter        Total   Fair Value
                            ---------    ---------      ---------     --------     --------     ----------   ----------   ----------

Liabilities:


Long-term Debt:
   Fixed Rate               $     289    $     286      $     283     $    279     $    276      $ 300,278   $  301,691    $ 301,691
     Average interest            9.40%        9.40%          9.40%        9.40%        9.40%          8.88%        8.88%
       Rate

   Variable Rate            $   4,000    $   4,000      $   4,000     $  4,000     $  4,000      $ 379,000   $  399,000    $ 399,000
     Average interest            5.56%        6.72%          7.80%        8.33%        8.48%          8.75%        8.68%
       rate

Interest Rate Derivatives:

Interest Rate Swaps:

   Variable to Fixed        $ 150,000    $ 150,000      $ 100,000     $      -     $      -      $       -   $  400,000   $  (9,033)
     Average pay rate            4.60%        4.81%          5.03%           -            -              -         4.79%
     Average receive rate        2.81%        3.97%          5.05%           -            -              -         3.08%


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 1.  Legal Proceedings

         See Note K "Litigation" of the notes to the condensed consolidated financial statements, included herein, regarding various claims and lawsuits pending against the Company.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The 2001 Annual Meeting of Shareholders of the Company took place on October 10, 2001.

         (b) Three matters were submitted to a vote at the meeting:

         1. The election of four Class I directors for terms expiring in 2004 and one Class II director for a term expiring in 2003;

         2.  Approval to adopt the stock plan for directors;

         3. Ratification of the appointment by the board of directors of the Company of KPMG LLP as auditors of the Company for the fiscal year commencing June 28, 2001.

         With respect to the election of Director, the votes were as follows:

           Class I, for terms                                    Shares
           expiring in 2004           Shares for                 Withheld
           ----------------           ----------                 --------
           A. Dano Davis              117,430,225               2,362,078
           T. Wayne Davis             116,764,684               3,027,619
           Carleton T. Rider          117,843,301               1,949,002
           Charles P. Stephens        116,893,842               2,898,461

           Class II, for terms                                  Shares
           expiring in 2003           Shares for                Withheld
           ----------------           ----------                --------
           Tillie K. Fowler           116,837,893               2,954,410

           With respect to approval of the adoption of the stock plan for directors, the vote was: 107,487,600 shares for; 10,635,895 shares against; 1,668,808 shares abstained.

           With respect to the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing June 28, 2001, the vote was:
           117,938,255 shares for; 955,214 shares against; 898,834 shares abstained.

Item 5.  Other Information

           Robert A. Rowe, formerly Director of Special Projects was elected Vice President of the SaveRite Division.

           C. John Kistel, Jr., formerly Vice President of Merchandising for Penn-Traffic, was elected Vice President of General Merchandise.

           Curtis M. Gore, Formerly Director of Corporate Retail Merchandising with Nash-Finch, was elected Vice President and Division Manager of the Montgomery Division.

           David F. Henry, formerly Vice President of Marketing and Advertising with Price Chopper Supermarkets, was elected Vice President of Marketing, effective October 22, 2001.

           On October 10, 2001, Radford D. Lovett retired from the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         3.2 Restated By-Laws of the Registrant as amended through October 10, 2001.

         (b) Report on Form 8-K

         During the second quarter ending January 9, 2002, the Company filed a Current Report on Form 8-K dated September 25, 2001.

         In the Form 8-K dated September 25, 2001, the Company announced the following:

         (i) the change of its dividend declaration and payment policy from monthly in advance to quarterly in arrears,
         (ii)   a reduction of the amount of its annual dividends and
         (iii) the downward revision of its earnings estimates for its first fiscal quarter ended September 19, 2001 and for the current fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WINN-DIXIE STORES, INC.


Date: October 12, 2001             /s/ RICHARD P. MC COOK
                                       ------------------
                                       Richard P. McCook
                                      Senior Vice President and
                                       Chief Financial Officer

Date: October 12, 2001             /s/  D. MICHAEL BYRUM
                                        ----------------
                                        D. Michael Byrum
                                        Vice President, Corporate Controller and
                                               Chief Accounting Officer