Form 10-Q
period 2002-01-09
WINN DIXIE STORES INC
filed 2002-01-30
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q
(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 9, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         As of January 9, 2002, there were 140,560,805 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

Item 1.   Financial Statements                                              Page

          Condensed Consolidated Statements of Operations                      1
                   (Unaudited), For the 16 and 28 Weeks Ended
                   January 9, 2002 and January 10, 2001

          Condensed Consolidated Balance Sheets                                2
                   January 9, 2002 (Unaudited) and June 27, 2001 (Note A)

          Condensed Consolidated Statements of Cash Flows                      3
                   (Unaudited), For the 28 Weeks Ended
                   January 9, 2002 and January 10, 2001

          Notes to Condensed Consolidated Financial Statements              4-15
                   (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial                16-19
                   Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       20-21

                   Part II: Other Information

Item 1.   Legal Proceedings                                                   22

Item 2.   Changes in Securities and Use of Proceeds                           22

Item 3.   Defaults Upon Senior Securities                                     22

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22

Signatures                                                                    23

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Amounts in thousands except per share data

                     MOST RECENT QUARTER                                                     For the 16 Weeks Ended

                                                                                    January 9, 2002        January 10, 2001
                                                                                   ----------------       ----------------

Net sales                                                                          $      3,963,172              3,956,338
Cost of sales, including warehousing and delivery expenses                                2,861,690              2,895,224
                                                                                   ----------------       ----------------
Gross profit on sales                                                                     1,101,482              1,061,114
Operating and administrative expenses                                                     1,012,453                988,007
Restructuring and other non-recurring charges                                                     -                 37,253
                                                                                   ----------------       ----------------
Operating income                                                                             89,029                 35,854
Interest expense, net                                                                        20,575                 16,068
                                                                                   ----------------       ----------------
Earnings before income taxes                                                                 68,454                 19,786
Income taxes                                                                                 26,355                  7,617
                                                                                   ----------------       ----------------
Net earnings                                                                       $         42,099                 12,169
                                                                                   ================       ================
Basic earnings per share                                                           $           0.30                   0.09
                                                                                   ================       ================
Diluted earnings per share                                                         $           0.30                   0.09
                                                                                   ================       ================
Dividends per share                                                                $          0.085                  0.340
                                                                                   ================       ================
Weighted average common shares outstanding - basic                                          140,287                139,549
                                                                                   ================       ================
Weighted average common shares outstanding - diluted                                        140,579                140,033
                                                                                   ================       ================


                     FISCAL YEAR-TO-DATE                                                     For the 28 Weeks Ended
                                                                                    January 9, 2002        January 10, 2001
                                                                                   ----------------       ----------------

Net sales                                                                          $      6,917,208              6,897,200
Cost of sales, including warehousing and delivery expenses                                5,029,435              5,089,187
                                                                                   ----------------       ----------------
Gross profit on sales                                                                     1,887,773              1,808,013
Operating and administrative expenses                                                     1,747,426              1,703,129
Restructuring and other non-recurring charges                                                     -                 46,206
                                                                                   ----------------       ----------------
Operating income                                                                            140,347                 58,678
Interest expense, net                                                                        35,453                 23,586
                                                                                   ----------------       ----------------
Earnings before income taxes                                                                104,894                 35,092
Income taxes                                                                                 40,384                 13,510
                                                                                   ----------------       ----------------
Net earnings                                                                       $         64,510                 21,582
                                                                                   ================       ================
Basic earnings per share                                                           $           0.46                   0.15
                                                                                   ================       ================
Diluted earnings per share                                                         $           0.46                   0.15
                                                                                   ================       ================
Dividends per share                                                                $          0.255                  0.510
                                                                                   ================       ================
Weighted average common shares outstanding - basic                                          140,284                139,468
                                                                                   ================       ================
Weighted average common shares outstanding - diluted                                        140,747                139,825
                                                                                   ================       ================

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Dollar amounts in thousands except par value



                                                                               January 9, 2002            June 27, 2001
                                                                            ----------------------    -----------------------
ASSETS                                                                           (Unaudited)                 (Note A)
------
Current Assets:
Cash and cash equivalents                                                 $               125,382                    121,061
Marketable securities                                                                      13,341                          -
Trade and other receivables                                                               131,339                    109,159
Merchandise inventories less LIFO reserve of
$227,411 ($220,411 as of June 27, 2001)                                                 1,191,939                  1,198,602
Prepaid expenses                                                                           41,496                     34,643
Deferred income taxes                                                                     139,209                    135,736
                                                                            ----------------------    -----------------------
Total current assets                                                                    1,642,706                  1,599,201
                                                                            ----------------------    -----------------------
Cash surrender value of life insurance, net                                                 8,392                     16,876
Property, plant and equipment, net                                                      1,081,914                  1,146,654
Goodwill                                                                                   87,808                     87,808
Non-current deferred income taxes                                                          95,629                    106,145
Other assets                                                                               94,388                     84,986
                                                                            ----------------------    -----------------------
Total assets                                                              $             3,010,837                  3,041,670
                                                                            ======================    =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                                         $                 4,268                      4,291
Current obligations under capital leases                                                    3,461                      3,270
Accounts payable                                                                          510,983                    599,850
Reserve for insurance claims and self-insurance                                           100,873                    100,850
Accrued wages and salaries                                                                109,238                    109,183
Accrued rent                                                                              128,550                    131,837
Accrued expenses                                                                          185,031                    176,332
Income taxes payable                                                                       54,901                     24,294
                                                                            ----------------------    -----------------------
Total current liabilities                                                               1,097,305                  1,149,907
                                                                            ----------------------    -----------------------
Reserve for insurance claims and self-insurance                                           147,964                    147,964
Long-term debt                                                                            694,216                    697,414
Obligations under capital leases                                                           27,002                     28,953
Defined benefit plan                                                                       51,146                     49,027
Lease liability on closed stores                                                          140,409                    153,874
Other liabilities                                                                          51,744                     42,877
                                                                            ----------------------    -----------------------
Total liabilities                                                                       2,209,786                  2,270,016
                                                                            ----------------------    -----------------------

Commitments and contingent liabilities (Notes F, G, I & L) Shareholders' Equity:
Common stock $1 par value. Authorized 400,000,000 shares issued and outstanding
140,560,805 at January 9, 2002
and 140,466,235 at June 27, 2001                                                          140,561                    140,466
Retained earnings                                                                         666,119                    634,694
Accumulated other comprehensive income                                                     (5,350)                    (1,587)
Associates' stock loans                                                                      (279)                    (1,919)
                                                                            ----------------------    -----------------------
Total shareholders' equity                                                                801,051                     771,654
                                                                            ----------------------    -----------------------
  Total liabilities and shareholders' equity                              $             3,010,837                   3,041,670
                                                                            ======================    =======================

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              Amounts in thousands


                                                                                               For the 28 Weeks Ended
                                                                                      January 9, 2002       January 10, 2001
                                                                                      ---------------       ----------------
Cash flows from operating activities:
  Net earnings                                                                          $      64,510                 21,582
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                             93,742                102,227
     Deferred income taxes                                                                      9,399                  7,877
     Defined benefit plan                                                                       2,119                  2,584
     Reserve for insurance claims and self-insurance                                               22                   (954)
     Stock compensation plans                                                                   2,520                  5,759
     Change in operating assets and liabilities:
        Trade and other receivables                                                           (22,180)               (13,099)
        Merchandise inventories                                                                 6,663                (27,172)
        Prepaid expenses                                                                       (4,925)                13,993
        Accounts payable                                                                      (82,157)               (68,839)
        Income taxes payable                                                                   30,607                (22,748)
        Other current accrued expenses                                                         (2,900)                 2,638
                                                                                        -------------       ----------------
            Net cash provided by operating activities                                          97,420                 23,848
                                                                                        -------------       ----------------

Cash flows from investing activities:
  Purchases of property, plant and equipment, net                                             (33,853)              (228,034)
  (Increase) decrease in investments and other assets                                          (7,344)                 2,727
  Increase in marketable securities                                                           (13,333)                     -
  Acquisitions, net of cash                                                                         -                (30,942)
                                                                                        -------------       ----------------
            Net cash used in investing activities                                             (54,530)              (256,249)
                                                                                        -------------       ----------------


Cash flows from financing activities:
  Increase in short-term borrowings                                                                 -                465,000
  Principal payments on long-term debt                                                         (3,231)                  (214)
  Principal payments on capital lease obligations                                              (1,761)                (1,531)
  Purchase of common stock                                                                        (37)               (16,965)
  Proceeds of sales under associates' stock purchase plan                                       1,641                 10,288
  Dividends paid                                                                              (35,841)               (71,213)
  Other                                                                                           660                     17
                                                                                        -------------       ----------------
            Net cash (used in) provided by financing activities                               (38,569)               385,382
                                                                                        -------------       ----------------

Increase in cash and cash equivalents                                                           4,321                152,981
Cash and cash equivalents at beginning of year                                                121,061                 29,576
                                                                                        -------------       ----------------
Cash and cash equivalents at end of period                                              $     125,382                182,557
                                                                                        =============       ================

Supplemental cash flow information:
  Interest paid                                                                         $      34,900                 10,578
  Interest and dividends received                                                       $         793                    876
  Income taxes paid                                                                     $         818                 28,381

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(A) Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 and 28 weeks ended January 9, 2002 are not necessarily indicative of the results that may be expected for the year ending June 26, 2002.

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

(B) Cash and Marketable Securities: All highly liquid investments with maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market. All marketable securities are short-term investments and classified as available for sale at the balance sheet dates. Marketable securities are recorded at fair value based upon quoted market prices, and any temporary difference between the cost and fair value is presented as an unrealized gain or loss as a component of accumulated other comprehensive income.

(C)          Inventories: Inventories are stated at the lower of cost or market.
             The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 84% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing, pharmacy and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(D) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $4.0 million in fiscal 2002 and in fiscal 2001. The year-to-date LIFO charge is $7.0 million in fiscal 2002 and in fiscal 2001. If the FIFO method had been used, current quarter net earnings would have been $44.6 million, or $0.32 per diluted share, as compared with net earnings of $14.6 million, or $0.10 per diluted share in the previous year. If the FIFO method had been used for the year, net earnings would have been $68.8 million, or $0.49 per diluted share, as compared with net earnings of $25.9 million, or $.18 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

(E) Comprehensive Income: Comprehensive income differs from net income in the current quarter and year due to changes in the fair value of the Company's interest rate swaps and marketable securities. Comprehensive income for the quarter ended January 9, 2002 was $42.3 million and comprehensive income equaled net income for the quarter ended January 10, 2001. For the year, comprehensive income was $60.7 million at January 9, 2002 and comprehensive income equaled net income for January 10, 2001.

(F)          Debt:

                                                                      January 9, 2002          June 27, 2001
                                                                    ---------------------   ---------------------

364-day $200,000 revolving credit facility due 2002;
  interest payable at LIBOR plus 2.50%                          $                      -                       -
Five-year $200,000 revolving credit facility due 2006;
  interest payable at LIBOR plus 2.50%                                                 -                       -
Mortgage note payable with interest at 9.40% and
  monthly $22 principal and interest payments
  and 10.0% of principal paid annually each October                                1,484                   1,705
Six-year $400,000 term loan due 2007; interest
  payable at LIBOR plus 2.75% and $1,000 quarterly
  principal payments                                                             397,000                 400,000
8.875% senior notes due 2008; interest payable
  semiannually on April 1 and October 1                                          300,000                 300,000
                                                                    ---------------------   ---------------------
     Total                                                                       698,484                 701,705
Less current portion                                                               4,268                   4,291
                                                                    ---------------------   ---------------------
Long-term portion                                               $                694,216                 697,414
                                                                    =====================   =====================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(F) Debt, continued: The $800 million senior secured credit facilities and $300 million senior unsecured notes contain certain covenants as defined in the credit agreement and indenture, as amended. The Company was in compliance with these covenants at January 9, 2002. The senior secured credit facilities consist of a $200 million 364-day revolving credit facility, a $200 million five-year revolving credit facility, and a $400 million six-year term loan. As of January 9, 2002, the Company had $39.2 million in outstanding letters of credit used to support inventory purchases and insurance obligations.

(G) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2002 and 2001 is 38.5%.

             The Company has reserved $54.8 million for taxes and interest related to company owned life insurance (COLI) since it received an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. The Company held COLI policies and deducted interest on outstanding loans from March 1993 through December 1997. In the fall of 1996, Congress passed legislation phasing out such deductions over a three-year period. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. The Eleventh Circuit Court of Appeals issued an opinion on June 28, 2001 affirming the Tax Court's decision and on September 28, 2001 denied the Company's petition for a rehearing. The Company has filed a petition asking the United States Supreme Court to hear the matter on appeal.

             While the ultimate outcome of this litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

(H) Reclassification: The remaining current reserve for restructuring expenses relating to lease termination costs has been reclassified to accrued rent. Long-term restructuring expenses relating to lease termination costs and the long term lease liability in non-restructure stores, previously reported in other liabilities, have been reclassified to lease liability on closed stores. The reclassification increased accrued rent and lease liability on closed stores for fiscal year ended June 27, 2001, by $43,385 and $153,874, respectively. Certain other prior year amounts may have been reclassified to conform to current year's presentation.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(I) Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sublease income. During the first quarter of fiscal 2002, the remaining reserve for restructuring expenses, which represented the present value of expected future rental payments on stores closed as part of the restructuring, were reclassified to accrued rent and lease liabilities on closed stores. The following amounts are included in accrued rent and lease liability on closed stores, as of January 9, 2002:


                                                Closed stores          Closed stores           Total
                                                                          due to
                                                                        restructure
                                              -------------------  -------------------    -----------------

Balance at June 27, 2001                  $               59,381              162,130              221,511
Additions/adjustments                                      8,950                7,330               16,280
Utilization                                              (19,112)             (19,789)             (38,901)
                                              -------------------  -------------------  -------------------
Balance at January 9,  2002               $               49,219              149,671              198,890
                                              ===================  ===================  ===================

             The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the non-restructure accrual and adjustments due to the settlement of certain existing leases. The utilization amounts include payments made for rent and related costs. The current portion of the accrued balance at January 9, 2002 totals $58,481 and is included in accrued rent.

(J) Goodwill and Other Intangible Assets: At the beginning of fiscal 2002, the Company adopted the provisions of Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(J) Goodwill and Other Intangible Assets, continued: The Company performed an impairment review for the quarter ended September 19, 2001 and concluded that there were no necessary adjustments.

             Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. Upon adoption of SFAS 142, the Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the condensed consolidated balance sheets, as of January 9, 2002 follows:

                                                                     Other
                                                                   Intangible
                                                                     Assets
                                                                ----------------
             Other intangible assets                            $          6,438
             Less: Accumulated amortization                                2,014
                                                                ----------------
             Other intangible assets, net                       $          4,424
                                                                ================

             Amortization expense for other intangible assets for quarter ended January 9, 2002 and January 10, 2001 was $372 and $298, respectively. For the year, amortization expense was $642 and $348 for January 9, 2002 and January 10, 2001, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 27, 2001 is as follows:


                                                                    Amortization
                                                                      Expense
                                                                ----------------
             Remaining for year ended June 26, 2002             $            531
             For year ended June 25, 2003                                  1,138
             For year ended June 30, 2004                                  1,096
             For year ended June 29, 2005                                  1,091
             For year ended June 28, 2006                                    391
             Thereafter                                                      177
                                                                ----------------
                                                                $          4,424
                                                                ================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(J)          Goodwill and Other Intangible Assets, continued:

             The effect of adoption of SFAS 142 on net income and earnings per share is as follows:


                                                                  For the 16 Weeks Ended

                                                           Jan. 9, 2002         Jan. 10, 2001
                                                          -------------         -------------
             Reported net income                          $      42,099                12,169
             Goodwill amortization (net of tax)                       -                   368
                                                          -------------         -------------
             Adjusted net income                          $      42,099                12,537
                                                          =============         =============
             Adjusted basic earnings per share            $        0.30                  0.09
                                                          =============         =============
             Adjusted diluted earnings per share          $        0.30                  0.09
                                                          =============         =============


                                                                  For the 28 Weeks Ended

                                                           Jan. 9, 2002         Jan. 10, 2001
                                                          -------------         -------------
             Reported net income                          $      64,510                21,582
             Goodwill amortization (net of tax)                       -                   560
                                                          -------------         -------------
             Adjusted net income                          $      64,510                22,142
                                                          =============         =============
             Adjusted basic earnings per share            $        0.46                  0.16
                                                          =============         =============
             Adjusted diluted earnings per share          $        0.46                  0.16
                                                          =============         =============

(K) Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidated financial information for the Company and its guarantor subsidiaries is as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(K)          Guarantor Subsidiaries, continued:


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


16 Weeks ended January 9, 2002                                                        Guarantor
                                                                      Parent         Subsidiaries     Eliminations      Consolidated
                                                                  --------------     ------------     ------------      ------------
Net sales                                                         $    1,715,191        2,247,981                -         3,963,172
Cost of sales                                                          1,244,761        1,616,929                -         2,861,690
                                                                  --------------     ------------     ------------      ------------
Gross profit                                                             470,430          631,052                -         1,101,482
Operating & administrative expenses                                      413,481          598,972                -         1,012,453
                                                                  --------------     ------------     ------------      ------------
Operating income                                                          56,949           32,080                -            89,029
Equity in earnings of consolidated subsidiaries                           19,729                -          (19,729)                -
Interest expense, net                                                     20,575                -                -            20,575
                                                                  --------------     ------------     ------------      ------------
Earnings before income taxes                                              56,103           32,080          (19,729)           68,454
Income taxes                                                              14,004           12,351                -            26,355
                                                                  --------------     ------------     ------------      ------------
Net earnings                                                      $       42,099           19,729          (19,729)           42,099
                                                                  ==============     ============     ============      ============


28 Weeks ended January 9, 2002                                                          Guarantor
                                                                        Parent        Subsidiaries    Eliminations      Consolidated
                                                                      ----------      ------------    ------------      ------------

Net sales                                                         $    2,971,416        3,945,792                -         6,917,208
Cost of sales                                                          2,168,963        2,860,472                -         5,029,435
                                                                  --------------     ------------     ------------      ------------
Gross profit                                                             802,453        1,085,320                -         1,887,773
Operating & administrative expenses                                      717,635        1,029,791                -         1,747,426
                                                                  --------------     ------------     ------------      ------------
Operating income                                                          84,818           55,529                -           140,347
Equity in earnings of consolidated subsidiaries                           34,150                -          (34,150)                -
Interest expense, net                                                     35,453                -                -            35,453
                                                                  --------------     ------------     ------------      ------------
Earnings before income taxes                                              83,515           55,529          (34,150)          104,894
Income taxes                                                              19,005           21,379                -            40,384
                                                                  --------------     ------------     ------------      ------------
Net earnings                                                      $       64,510           34,150          (34,150)           64,510
                                                                  ==============     ============     ============      ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(K)          Guarantor Subsidiaries, continued:



                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


16 Weeks ended January 10, 2001
                                                                                       Guarantor
                                                                      Parent         Subsidiaries     Eliminations      Consolidated
                                                                  --------------     ------------     ------------      ------------

Net sales                                                         $ 1,787,422           2,168,916                -         3,956,338
Cost of sales                                                       1,286,356           1,608,868                -         2,895,224
                                                                  --------------     ------------     ------------      ------------
Gross profit                                                          501,066             560,048                -         1,061,114
Operating & administrative expenses                                   434,047             553,960                -           998,007
Restructuring and other non-recurring charges                          22,488              14,765                -            37,253
                                                                  --------------     ------------     ------------      ------------
Operating income (loss)                                                44,531              (8,677)               -            35,854
Equity in (loss) of consolidated subsidiaries                          (5,336)                  -            5,336                 -
Interest expense, net                                                  16,068                   -                -            16,068
                                                                  --------------     ------------     ------------      ------------
Earnings (loss) before income taxes                                    23,127              (8,677)           5,336            19,786
Income taxes                                                           10,958              (3,341)               -             7,617
                                                                  --------------     ------------     ------------      ------------
Net earnings (loss)                                               $    12,169              (5,336)           5,336            12,169


28 Weeks ended January 10, 2001                                                        Guarantor
                                                                      Parent         Subsidiaries     Eliminations      Consolidated
                                                                  --------------     ------------     ------------      ------------

Net sales                                                         $ 3,095,479           3,801,721                -         6,897,200
Cost of sales                                                       2,289,857           2,799,330                -         5,089,187
                                                                  --------------     ------------     ------------      ------------
Gross profit                                                          805,622           1,002,391                -         1,808,013
Operating & administrative expenses                                   731,889             971,240                -         1,703,129
Restructuring and other non-recurring charges                          30,900              15,306                -            46,206
                                                                  --------------     ------------     ------------      ------------
Operating income                                                       42,833              15,845                -            58,678
Equity in earnings of consolidated subsidiaries                         9,745                   -           (9,745)                -
Interest expense, net                                                  23,586                   -                -            23,586
                                                                  --------------     ------------     ------------      ------------
Earnings before income taxes                                           28,992              15,845           (9,745)           35,092
Income taxes                                                            7,410               6,100                -            13,510
                                                                  --------------     ------------     ------------      ------------
Net earnings                                                      $    21,582               9,745           (9,745)           21,582
                                                                  ==============     ============     ============      ============


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(K)          Guarantor Subsidiaries, continued:


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

January 9, 2002                                                                        Guarantor
                                                                         Parent      Subsidiaries     Eliminations      Consolidated
                                                                      ----------     ------------     ------------      ------------

Merchandise inventories                                               $  332,605          859,334                -         1,191,939
Other current assets                                                     298,563          152,204                -           450,767
                                                                      ----------     ------------     ------------      ------------
Total current assets                                                     631,168        1,011,538                -         1,642,706
                                                                      ----------     ------------     ------------      ------------
Property, plant and equipment, net                                       396,359          685,555                -         1,081,914
Other noncurrent assets                                                  229,506           56,711                -           286,217
Investments in and advances to/from subsidiaries                         760,838                -         (760,838)                -
                                                                      ----------     ------------     ------------      ------------
Total assets                                                          $2,017,871        1,753,804         (760,838)        3,010,837
                                                                      ==========     ============     ============      ============

Accounts payable                                                      $  109,044          401,939                -           510,983
Other current liabilities                                                244,525          341,797                -           586,322
                                                                      ----------     ------------     ------------      ------------
Total current liabilities                                                353,569          743,736                -         1,097,305
                                                                      ----------     ------------     ------------      ------------
Long-term debt                                                           694,216                -                -           694,216
Other noncurrent liabilities                                             169,035          249,230                -           418,265
Common stock of $1 par value                                             140,561            6,240           (6,240)          140,561
Retained earnings and other shareholders' equity                         660,490          754,598         (754,598)          660,490
                                                                      ----------     ------------     ------------      ------------
Total liabilities and shareholders' equity                            $2,017,871        1,753,804         (760,838)        3,010,837
                                                                      ==========     ============     ============      ============


June 27, 2001                                                                          Guarantor
                                                                         Parent      Subsidiaries     Eliminations      Consolidated
                                                                      ----------     ------------     ------------      ------------

Merchandise inventories                                               $  311,974          886,628                -         1,198,602
Other current assets                                                     256,186          144,413                -           400,599
                                                                      ----------     ------------     ------------      ------------
  Total current assets                                                   568,160        1,031,041                -         1,599,201
                                                                      ----------     ------------     ------------      ------------
Property, plant and equipment, net                                       424,478          722,176                -         1,146,654
Other noncurrent assets                                                  238,032           57,783                -           295,815
Investments in and advances to/from subsidiaries                         935,225                -         (935,225)                -
                                                                      ----------     ------------     ------------      ------------
  Total assets                                                        $2,165,895        1,811,000         (935,225)        3,041,670
                                                                      ==========     ============     ============      ============

Accounts payable                                                      $  191,778          408,072                -           599,850
Other current liabilities                                                283,592          266,465                -           550,057
                                                                      ----------     ------------     ------------      ------------
  Total current liabilities                                              475,370          674,537                -         1,149,907
                                                                      ----------     ------------     ------------      ------------
Long-term debt                                                           697,414                -                -           697,414
Other noncurrent liabilities                                             221,457          201,238                -           422,695
Common stock of $1 par value                                             140,466            6,240           (6,240)          140,466
Retained earnings and other shareholders' equity                         631,188          928,985         (928,985)          631,188
                                                                      ----------     ------------     ------------      ------------
  Total liabilities and shareholders' equity                          $2,165,895        1,811,000         (935,225)        3,041,670
                                                                      ==========     ============     ============      ============


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(K)          Guarantor Subsidiaries, continued:


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

28 Weeks ended January 9, 2002                                                         Guarantor
                                                                         Parent      Subsidiaries     Eliminations      Consolidated
                                                                      ----------     ------------     ------------      ------------

Net cash (used in) provided by operating activities                    $(139,320)         236,740                -           97,420
  Purchases of property, plant and equipment, net                         (9,628)         (24,225)               -          (33,853)
  Decrease (increase) in other assets                                    182,278         (384,027)        (194,405)          (7,344)
  Increase in marketable securities                                      (13,333)               -          (13,333)
Net cash provided by (used in) investing activities                      159,317         (408,252)        (194,405)         (54,530)
  Dividends paid                                                         (35,841)               -          (35,841)
  Other                                                                   19,910          171,767          194,405           (2,728)
Net cash (used in) provided by financing activities                      (15,931)         171,767          194,405          (38,569)

Increase in cash and cash equivalents                                      4,066              255                -            4,321
Cash and cash equivalents at the beginning of the year                   111,136            9,925          121,061
Cash and cash equivalents at end of the quarter                        $ 115,202           10,180                -          125,382


28 Weeks ended January 10, 2001                                                        Guarantor
                                                                         Parent      Subsidiaries     Eliminations      Consolidated
                                                                      ----------     ------------     ------------      ------------

Net cash (used in) provided by operating activities                    $(227,729)         251,577                -           23,848
  Purchases of property, plant and equipment, net                        (49,782)        (178,252)               -         (228,034)
  Decrease (increase) in other assets                                     87,951           (4,325)         (80,899)           2,727
  Acquisitions, net of cash                                              (30,942)               -          (30,942)
Net cash provided by (used in) investing activities                        7,227         (182,577)         (80,899)        (256,249)
  Increase in short-term borrowings                                      465,000                -                -          465,000
  Purchases of common stock                                              (16,965)               -          (16,965)
  Dividends paid                                                         (71,213)               -          (71,213)
  Other                                                                   (1,161)         (71,178)          80,899            8,560
Net cash provided by (used in) financing activities                      375,661          (71,178)          80,899          385,382

Increase (decrease) in cash and cash equivalents                         155,159           (2,178)         152,981
Cash and cash equivalents at the beginning of the year                    15,157           14,419                -           29,576
Cash and cash equivalents at end of the quarter                        $ 170,316           12,241          182,557

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(K) Guarantor Subsidiaries, continued: The Company allocates all cost incurred by its headquarters, which is not specifically identifiable to each subsidiary, based on its relative size to the Company as a whole. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on the consolidated Company's effective tax rates.

             Expenses incurred by the guarantor subsidiaries, if they operated on a stand-alone basis, may or may not have been higher were it not for the benefit derived from related-party transactions and the headquarters functions described above.

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

             See Note G - Income Taxes with respect to certain litigation pending before the U.S. Tax Court.

(M) Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 will become effective fiscal year 2003. The Company is currently analyzing the effect this standard will have on its financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(N) Subsequent Event: On January 29, 2002 the Company prepaid $150.0 million of the $397.0 million outstanding on the six-year term loan. The corresponding interest rate swap due to mature on March 29, 2002 was also unwound on January 29, 2002.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales. Sales for the 16 weeks ended January 9, 2002 were $4.0 billion, an increase of $6.8 million or 0.2% compared with the same quarter last year. For the 28 weeks ended January 9, 2002, sales were $6.9 billion, an increase of $20.0 million or 0.3% compared with the prior year. Identical store sales decreased 4.5% for the quarter and 4.9% for the year. Comparable store sales, which include replacement stores, decreased 4.3% for the quarter and 4.6% for the year. Identical and comparable sales are still affected by the elimination of unprofitable sales departments and unprofitable sales items, however current quarter identical and comparable sales were improved over quarter ended September 19, 2001.

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

For the 28 weeks ended January 9, 2002, the Company opened two new stores and closed five existing stores. A total of 1,150 locations were in operation on January 9, 2002, compared to 1,089 on January 10, 2001. As of January 9, 2002, retail space totaled 51.0 million square feet, a 4.5% increase from the prior year. The Company has three new stores under construction.

Gross Profit. Gross profit increased $40.4 million for the quarter and $79.8 million for the year. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal 2001 was 27.8% and 26.8%, respectively. For the year, gross profit as a percent of sales was 27.3% for the current fiscal year compared to 26.2% for the previous fiscal year.

Increased gross profit margin is largely a result of a change in our product sales mix and improvements in procurement obtained from the Company's restructuring plan. Continued improvement in gross profit is anticipated through enhanced procurement practices and promotional activities as well as shrink reduction initiatives.

Operating and administrative expenses. Operating and administrative expenses increased $24.4 million for the current quarter as compared to the corresponding quarter in fiscal 2001. For the year, operating and administrative expenses increased $44.3 million. As a percentage of sales, operating and administrative expenses for the current quarter were 25.5%, as compared to 25.0% in the previous fiscal year. For the year, operating and administrative expenses as a percent to sales were 25.3% compared to 24.7% for the previous fiscal year. The increase in operating and administrative expenses was primarily due to the acquisition of 68 stores during fiscal 2001 and an increase in advertising expense related to "the real deal" campaign.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations, continued:

Rent expense for the quarter on operating leases was $109.9 million, as compared to $97.5 million in the previous year. The increase is attributed to the acquisition of 68 Jitney Jungle stores in the third quarter of fiscal 2001.

Interest expense. Interest expense totaled $20.6 million for the current quarter compared to $16.1 million for the corresponding quarter in fiscal 2001. For the year, interest expense was $35.5 million compared to $23.6 million in the previous fiscal year. Interest expense is primarily interest on long-term and short-term debt and interest on capital leases. Interest expense has increased in the current fiscal year primarily due to increased total debt outstanding and higher interest rates paid on the debt.

Earnings before income taxes. Earnings before income taxes were $68.5 million for the current quarter compared to $19.8 million in the previous year. For the year, earnings before income taxes were $104.9 million compared to $35.1 million in the previous fiscal year. Excluding restructuring and non-recurring charges, earnings before income taxes at January 10, 2001 for the quarter and fiscal year were $58.9 million and $84.5 million, respectively. Increased pre-tax earnings are primarily due to the increase in gross profit, partially offset by the increase in operating and administrative expenses, as previously discussed.

Income taxes have been accrued at an effective tax rate of 38.5% for fiscal 2002 and 2001. This rate is expected to approximate the effective rate for fiscal year 2002.

Net earnings. Net earnings for the current quarter amounted to $42.1 million, or $0.30 per diluted share as compared to $12.2 million, or $0.09 per diluted share, for the corresponding quarter of the previous year. For the year, net earnings were $64.5 million, or $0.46 per diluted share compared to $21.6 million, or $0.15 per diluted share, for January 9, 2002 and January 10, 2001, respectively. Excluding restructuring and non-recurring charges, net earnings at January 10, 2001 for the quarter and fiscal year were $36.2 million, or $0.26 per diluted share and $52.0 million, or $0.37 per diluted share, respectively. The LIFO charge reduced net earnings by $2.5 million, or $0.02 per diluted share for both the current quarter this year and the same quarter last year. For the year, the LIFO charge reduced net earnings by $4.3 million, or $0.03 per diluted share for both the current and previous year.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and marketable securities amounted to $138.7 million at January 9, 2002 compared to $121.1 million at June 27, 2001. Working capital amounted to $545.4 million at January 9, 2002, compared to $449.3 million at June 27, 2001. During the current quarter and year, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 2.5% and 3.1%, respectively.

Net cash provided by operating activities amounted to $97.4 million for the 28 weeks ended January 9, 2002, compared to $23.8 million in the previous year. The increase in net cash provided by operations is largely due to the increase in net earnings, decrease in merchandise inventories and a reduction in the payment of income taxes.

Net cash used in investing activities was $54.5 million for the 28 weeks ended January 9, 2002, compared to $256.2 million in the previous year. Capital expenditures in fiscal 2002 totaled $33.9 million compared to $228.0 million for the previous year. Included in the prior year expenditures are amounts related to retrofits, new store construction and construction of the distribution and retail support center in Jacksonville, Florida. The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $166.0 million in fiscal 2002. The Company has no material construction or purchase commitments outstanding as of January 9, 2002.

Net cash (used in) provided by financing activities was $(38.6) million for the 28 weeks ended January 9, 2002, compared to $385.4 million in the previous year. Prior year amounts reflect an increase of $465.0 million in outstanding commercial paper during the year.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Cautionary Statement Regarding Forward-Looking Information and Statements

This Form 10-Q contains certain information that constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results described in the forward-looking statements.

Factors that may cause actual results to differ materially from these projected include, but are not limited to:

o the Company's ability to achieve the benefits contemplated from the continuing operational changes being implemented by management since the completion of the April 2000 restructuring plan;
o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;
o changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution, or food retailing, including environmental compliance;
o the availability and terms of financing, including in particular, the possible impact of changes in the ratings assigned to the Company by nationally recognized rating agencies; and
o general business and economic conditions in the Company's operating regions, including the current recession, conditions arising from the events of September 11, 2001, including the adverse impact on tourists and winter resident travel to many of the geographical areas served by the Company's stores, the rate of inflation/deflation and changes in population, consumer demands and spending, types of employment and number of jobs.

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

The Company has entered into three interest rate swap agreements to hedge the interest rate risk associated with the $397 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At January 9, 2002, the Company had interest rate swaps with a notional amount of $400 million. The notional amounts do not represent a measure of exposure of the Company.

The maturity and interest rate on the interest rate swaps are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (1.840% as of January 9, 2002).




   Notional Amount                 Maturity                       Fixed Rate
---------------------           --------------                 -----------------
     $ 150,000                   March 29, 2002                      4.60%
       150,000                   March 29, 2003                      4.81%
       100,000                   March 29, 2004                      5.03%
     ---------
     $ 400,000
 ===================


The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At January 9, 2002, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $8.7 million ($5.4 million, net of tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. On January 29, 2002 the Company prepaid $150.0 million of the $397.0 million outstanding on the six-year term loan. The corresponding interest rate swap due to mature on March 29, 2002 was also unwound on January 29, 2002. During the next 12 months, the Company will incur interest expense, including the effect of interest rate swaps, at a weighted average rate of 7.65% on the $247 million outstanding in variable rate debt.

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

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of January 9, 2002.


                             Expected Maturity Date
                             ----------------------
                          (Dollar amounts in thousands)

                                2002        2003        2004         2005         2006       Thereafter      Total      Fair Value
                              --------    --------    --------     --------     --------   --------------  ---------  --------------
Liabilities:
Long-term Debt:
   Fixed Rate               $      268   $     265   $     263    $     260    $     257     $ 300,171     $ 301,484    $  307,904
     Average interest             9.40%       9.40%       9.40%        9.40%        9.40%         8.88%         8.88%
       Rate

   Variable Rate            $    4,000   $   4,000   $   4,000    $   4,000    $   4,000     $ 377,000     $ 397,000    $  397,000
     Average interest rate        4.97%       6.99%       8.32%        8.83%        9.04%         9.12%         9.05%


Interest Rate
       Derivatives:

Interest Rate Swaps:

   Variable to Fixed        $  150,000   $ 150,000   $ 100,000    $       -    $       -     $       -     $ 400,000    $   (8,707)
     Average pay rate             4.60%       4.81%       5.03%           -            -             -          4.79%
     Average receive rate         2.22%       4.24%       5.57%           -            -             -          2.52%

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           Part II - Other Information

   Item 1.    Legal Proceedings

              See Note L "Litigation" of the notes to the condensed consolidated financial statements, included herein, regarding various claims and lawsuits pending against the Company.

   Item 2.    Changes in Securities and Use of Proceeds

              Not applicable.

   Item 3.    Defaults Upon Senior Securities

              Not applicable.

   Item 4.    Submission of Matters to a Vote of Security Holders

              Not applicable.

   Item 5.    Other Information

              Victoria Humphrey, formerly Director of Organizational Development
              for  Lucent   Technologies,   was  elected   Vice   President   of
              Organizational and Management Development on January 30, 2002.

              Evan  Rainwater,  formerly  Director  of Center for  Manufacturing
              Excellence   for   Safeway,   was  elected   Vice   President   of
              Manufacturing on January 30, 2002.

   Item 6.    Exhibits and Reports on Form 8-K

              (a) Exhibits

                  Not applicable.

              (b) Report on Form 8-K

                  Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WINN-DIXIE STORES, INC.


   Date: January 30, 2002                   RICHARD P. MC COOK
                                     -----------------------------------
                                              Richard P. McCook
                                            Senior Vice President and
                                              Chief Financial Officer

   Date: January 30, 2002                       D. MICHAEL BYRUM
                                     -------------------------------------
                                               D. Michael Byrum
                                     Vice President, Corporate Controller and
                                             Chief Accounting Officer