Form 10-Q
period 2002-04-03
WINN DIXIE STORES INC
filed 2002-04-25
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              _____________________

                                    FORM 10-Q
(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 3, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     As of April 3, 2002, there were 140,565,460 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

Item 1.    Financial Statements                                             Page

           Condensed Consolidated Statements of Operations                   1-2
                    (Unaudited), For the 12 and 40 Weeks Ended
                    April 3, 2002 and April 4, 2001

           Condensed Consolidated Balance Sheets                               3
                    April 3, 2002 (Unaudited) and June 27, 2001 (Note A)

           Condensed Consolidated Statements of Cash Flows                     4
                    (Unaudited), For the 40 Weeks Ended
                    April 3, 2002 and April 4, 2001

           Notes to Condensed Consolidated Financial Statements             5-17
                    (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial               18-25
                    Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      26-28

                         Part II: Other Information

Item 1.    Legal Proceedings                                                  29

Item 2.    Changes in Securities and Use of Proceeds                          29

Item 3.    Defaults Upon Senior Securities                                    29

Item 4.    Submission of Matters to a Vote of Security Holders                29

Item 5.    Other Information                                                  29

Item 6.    Exhibits and Reports on Form 8-K                                   30

Signatures                                                                    31

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                Dollar amounts in thousands except per share data



                        MOST RECENT QUARTER                                                             For the 12 Weeks Ended
                                                                                                April 3, 2002          April 4, 2001


Net sales                                                                                         $ 3,046,145              3,016,312
Cost of sales, including warehousing and delivery expenses                                          2,214,639              2,202,483

                                                                                                  -----------            -----------
Gross profit on sales                                                                                 831,506                813,829
Other operating and administrative expenses                                                           743,441                737,392
Restructuring and other non-recurring charges                                                               -                 44,542
                                                                                                  -----------            -----------
Operating income                                                                                       88,065                 31,895
Interest expense, net                                                                                  12,299                 14,457
                                                                                                  -----------            -----------
Earnings before income taxes and extraordinary item                                                    75,766                 17,438
Income taxes                                                                                           29,170                  6,714
                                                                                                  -----------            -----------
Earnings before extraordinary item                                                                     46,596                 10,724
Extraordinary item: loss on early debt extinguishment, net of taxes                                    (2,310)                     -
                                                                                                  -----------            -----------
Net earnings                                                                                      $    44,286                 10,724
                                                                                                  ===========            ===========
Basic earnings per share:
  Before extraordinary item                                                                       $      0.33                   0.08
  Extraordinary item                                                                                    (0.01)                     -
                                                                                                  -----------            -----------
  Basic earnings per share                                                                        $      0.32                   0.08
                                                                                                  ===========            ===========
Diluted earnings per share:
  Before extraordinary item                                                                       $      0.33                   0.08
  Extraordinary item                                                                                    (0.02)                     -
                                                                                                  -----------            -----------
  Diluted earnings per share                                                                      $      0.31                   0.08
                                                                                                  ===========            ===========
Dividends per share                                                                               $     0.050                  0.255
                                                                                                  ===========            ===========
Weighted average common shares outstanding - basic                                                    140,288                140,233
                                                                                                  ===========            ===========
Weighted average common shares outstanding - diluted                                                  140,626                140,964
                                                                                                  ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                Dollar amounts in thousands except per share data


                        FISCAL YEAR-TO-DATE                                                             For the 40 Weeks Ended
                                                                                                April 3, 2002          April 4, 2001


Net sales                                                                                         $ 9,963,353              9,913,512
Cost of sales, including warehousing and delivery expenses                                          7,244,074              7,291,670
                                                                                                  -----------            -----------
Gross profit on sales                                                                               2,719,279              2,621,842
Other operating and administrative expenses                                                         2,490,867              2,440,521
Restructuring and other non-recurring charges                                                               -                 90,748
                                                                                                  -----------            -----------
Operating income                                                                                      228,412                 90,573
Interest expense, net                                                                                  47,752                 38,043
                                                                                                  -----------            -----------
Earnings before income taxes and extraordinary item                                                   180,660                 52,530
Income taxes                                                                                           69,554                 20,224
                                                                                                  -----------            -----------
Earnings before extraordinary item                                                                    111,106                 32,306
Extraordinary item: loss on early debt extinguishment, net of taxes                                    (2,310)                     -
                                                                                                  -----------            -----------
Net earnings                                                                                      $   108,796                 32,306
                                                                                                  ===========            ===========
Basic earnings per share:
  Before extraordinary item                                                                       $      0.79                   0.23
  Extraordinary item                                                                                    (0.01)                     -
                                                                                                  -----------            -----------
  Basic earnings per share                                                                        $      0.78                   0.23
                                                                                                  ===========            ===========
Diluted earnings per share:
  Before extraordinary item                                                                       $      0.79                   0.23
  Extraordinary item                                                                                    (0.02)                     -
                                                                                                  -----------            -----------
  Diluted earnings per share                                                                      $      0.77                   0.23
                                                                                                  ===========            ===========
Dividends per share                                                                               $     0.305                  0.765
                                                                                                  ===========            ===========
Weighted average common shares outstanding - basic                                                    140,286                139,697
                                                                                                  ===========            ===========
Weighted average common shares outstanding - diluted                                                  140,711                140,167
                                                                                                  ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                Dollar amounts in thousands except per share data


                                                                                             April 3, 2002             June 27, 2001
                                                                                             -------------             -------------
ASSETS                                                                                        (Unaudited)                 (Note A)
------

Current Assets:
Cash and cash equivalents                                                                       $    50,279                 121,061
Marketable securities                                                                                13,307                       -
Trade and other receivables                                                                         111,736                 109,159
Merchandise inventories less LIFO reserve of
$228,911 ($220,411 as of June 27, 2001)                                                           1,222,311               1,198,602
Prepaid expenses                                                                                     44,051                  34,643
Deferred income taxes                                                                               139,431                 135,736
                                                                                                -----------             -----------
Total current assets                                                                              1,581,115               1,599,201
                                                                                                -----------             -----------
Cash surrender value of life insurance, net                                                          13,831                  16,876
Property, plant and equipment, net                                                                1,069,798               1,146,654
Goodwill                                                                                             87,808                  87,808
Non-current deferred income taxes                                                                    90,120                 106,145
Other assets                                                                                         93,400                  84,986
                                                                                                -----------             -----------
Total assets                                                                                    $ 2,936,072               3,041,670
                                                                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Current portion of long-term debt                                                               $     2,735                   4,291
Current obligations under capital leases                                                              3,543                   3,270
Accounts payable                                                                                    557,076                 599,850
Reserve for insurance claims and self-insurance                                                     103,904                 100,850
Accrued wages and salaries                                                                          120,574                 109,183
Accrued rent                                                                                        113,291                 131,837
Accrued expenses                                                                                    167,547                 176,332
Income taxes payable                                                                                 67,862                  24,294
                                                                                                -----------             -----------
Total current liabilities                                                                         1,136,532               1,149,907
                                                                                                -----------             -----------
Reserve for insurance claims and self-insurance                                                     147,964                 147,964
Long-term debt                                                                                      540,636                 697,414
Obligations under capital leases                                                                     26,165                  28,953
Defined benefit plan                                                                                 51,542                  49,027
Lease liability on closed stores                                                                    134,256                 153,874
Other liabilities                                                                                    57,453                  42,877
                                                                                                -----------             -----------
Total liabilities                                                                                 2,094,548               2,270,016
                                                                                                -----------             -----------
Commitments and contingent liabilities (Notes G, H, J & M)
Shareholders' Equity:
Common stock $1 par value.  Authorized 400,000,000 shares
issued and outstanding 140,565,460 at April 3, 2002
and 140,466,235 at June 27, 2001                                                                    140,565                 140,466
Retained earnings                                                                                   704,471                 634,694
Accumulated other comprehensive income                                                               (3,339)                 (1,587)
Associates' stock loans                                                                                (173)                 (1,919)
                                                                                                -----------             -----------
                                                                                                -----------             -----------
Total shareholders' equity                                                                          841,524                 771,654
                                                                                                -----------             -----------
  Total liabilities and shareholders' equity                                                    $ 2,936,072               3,041,670
                                                                                                ===========             ===========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                Dollar amounts in thousands except per share data


                                                                                                      For the 40 Weeks Ended
                                                                                                April 3, 2002         April 4, 2001
                                                                                                -------------         -------------

Cash flows from operating activities:
  Net earnings                                                                                      $ 108,796                32,306
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Extraordinary item                                                                                 2,310                     -
     Gain on sale of facility                                                                         (12,697)                    -
     Depreciation and amortization                                                                    134,747               144,904
     Deferred income taxes                                                                             13,428                11,255
     Defined benefit plan                                                                               2,515                 2,731
     Reserve for insurance claims and self-insurance                                                    3,054                 3,897
     Stock compensation plans                                                                           3,603                 6,681
     Change in operating assets and liabilities, net of effects from acquisitions:
        Trade and other receivables                                                                    (2,572)               (3,032)
        Merchandise inventories                                                                       (27,172)              (72,580)
        Prepaid expenses                                                                               (6,889)               11,688
        Accounts payable                                                                              (42,774)              (10,031)
        Income taxes payable                                                                           45,015               (20,485)
        Other current accrued expenses                                                                (27,971)              (52,096)
                                                                                                    ---------             ---------
            Net cash provided by operating activities                                                 193,393                55,238
                                                                                                    ---------             ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment, net                                                     (55,035)             (268,916)
  Increase in investments and other assets                                                            (19,875)               (1,597)
  Increase in marketable securities                                                                   (13,333)                    -
  Proceeds from the sale of facility                                                                   21,297                     -
  Acquisitions, net of cash                                                                                 -              (123,753)
                                                                                                    ---------             ---------
            Net cash used in investing activities                                                     (66,946)             (394,266)
                                                                                                    ---------             ---------

Cash flows from financing activities:
  Decrease in short-term borrowings                                                                         -              (235,000)
  Proceeds from issuance of long-term debt                                                                  -               700,000
  Principal payments on long-term debt                                                               (154,251)                 (240)
  Debt issuance costs                                                                                       -               (22,750)
  Principal payments on capital lease obligations                                                      (2,515)               (2,187)
  Purchase of common stock                                                                                (38)              (16,986)
  Proceeds of sales under associates' stock purchase plan                                               1,746                11,052
  Dividends paid                                                                                      (42,870)             (107,032)
  Other                                                                                                   699                   549
                                                                                                    ---------             ---------
            Net cash (used in) provided by financing activities                                      (197,229)              327,406
                                                                                                    ---------             ---------

Decrease in cash and cash equivalents                                                                 (70,782)              (11,622)
Cash and cash equivalents at beginning of year                                                        121,061                29,576
                                                                                                    ---------             ---------
Cash and cash equivalents at end of period                                                          $  50,279                17,954
                                                                                                    =========             =========

Supplemental cash flow information:
  Interest paid                                                                                     $  54,416                32,722
  Interest and dividends received                                                                   $   1,584                 1,861
  Income taxes paid                                                                                 $  14,354                29,456

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(A) Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 and 40 weeks ended April 3, 2002 are not necessarily indicative of the results that may be expected for the year ending June 26, 2002.

            The balance sheet at June 27, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. and subsidiaries annual report on Form 10-K for the fiscal year ended June 27, 2001. The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in fourteen states and the Bahama Islands. Reference to the "Company" includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

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

(C)         Inventories:  Inventories are stated at the lower of cost or market.
            The "dollar value" last-in, first-out (LIFO) method is used to determine the cost of approximately 84% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing, pharmacy and produce inventories are valued at the lower of first-in, first-out (FIFO), cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted



(D) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $1.5 million in fiscal 2002 and $3.0 million in fiscal 2001. The year-to-date LIFO charge is $8.5 million in fiscal 2002 and $10.0 million in fiscal 2001. If the FIFO method had been used for the current quarter, net earnings would have been $45.2 million, or $0.32 per diluted share, as compared with net earnings of $12.6 million, or $0.09 per diluted share in the previous year. If the FIFO method had been used for the year, net earnings would have been $114.0 million, or $0.81 per diluted share, as compared with net earnings of $38.4 million, or $0.27 per diluted share in the previous year.

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

(E) One-time Charges and Credits: On April 2, 2002, the Company sold the Deep South Products, Inc. plant and related assets located in Gainesville, Georgia to Schreiber Foods, Inc. for $21.3 million. The transaction resulted in a gain in the amount of $12.7 million ($7.8 million net of tax). The gain on the sale of the facility is included as a component of other operating and administrative expenses on the Condensed Consolidated Statement of Operations.

            The Company incurred $11.3 million ($6.9 million net of tax) in other operating and administrative expenses related to the start-up cost of the Customer Reward Card program and cost during the current quarter related to converting 28 retail locations to the new Save Rite Grocery Warehouse store format. The Customer Reward Card program start-up costs include items such as salary expenses for training and customer sign-up, media production and advertisement and the purchase of the reward cards. The Company does not expect additional charges to be incurred in future periods other than normal recurring expenses supporting the program. The Save Rite Grocery Warehouse store conversion expenses include the cost of additional retail labor, supplies and travel expenses. In addition, the Company incurred $3.8 million ($2.3 million net of tax) in additional cost of sales due to merchandise losses and markdown discounts during the transition of 28 locations to the Save Rite Grocery Warehouse store format.

(F) Comprehensive Income: Comprehensive income differs from net income in the quarter and year-to-date due to changes in the fair value of the Company's interest rate swaps related to the cash flow hedges and marketable securities. Comprehensive income for the quarter was $46.3 million, or $0.33 per diluted share compared to $9.9 million, or $0.07 per diluted share in the previous year. For the year, comprehensive income was $107.0 million, or $0.76 per diluted share compared to $31.5 million, or $0.22 per diluted share in the previous year.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(G)         Debt:

                                                             April 3, 2002       June 27, 2001
                                                             -------------       -------------

364-day $175,000 revolving credit facility due 2003;
  interest payable at LIBOR plus 2.50%                            $      -                   -
Five-year $200,000 revolving credit facility due 2006;
  interest payable at LIBOR plus 2.50%                                   -                   -
Mortgage note payable with interest at 9.40% and
  monthly $22 principal and interest payments
  and 10.0% of principal paid annually each October                  1,454               1,705
Six-year term loan due 2007; interest payable
  at LIBOR plus 2.75% and .25% of principal
  paid quarterly                                                   246,000             400,000
8.875% senior notes due 2008; interest payable
  semiannually on April 1 and October 1                            295,917             300,000
                                                                  --------             -------
     Total                                                         543,371             701,705
Less current portion                                                 2,735               4,291
                                                                  --------             -------
Long-term portion                                                 $540,636             697,414
                                                                  ========             =======



            On March 28, 2002, the Company renewed the 364-day revolving credit facility at $175 million. The senior secured credit facilities and senior unsecured notes contain certain covenants as defined in the credit agreement and indenture, as amended. The Company was in compliance with these covenants at April 3, 2002. During the quarter, the Company prepaid $150.0 million on the six-year term loan and incurred $3.8 million ($2.3 million net of tax) in unamortized debt issue cost associated with the early extinguishment of this debt. As of April 3, 2002, the Company had $38.9 million in outstanding letters of credit used to support inventory purchases and insurance obligations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted




(G) Debt, continued: On February 20, 2002, the Company entered into an interest rate swap agreement, designated as fair value hedge as defined under SFAS 133, "Accounting for Derivative Instruments and Hedge Activities," with a notional amount totaling $300.0 million and a variable interest rate which is fixed semi-annually on the first of April and October based on six-month LIBOR. This agreement was entered into to exchange the fixed interest rate on the Company's 8.875% senior notes for a variable interest rate. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the long-term debt on the Condensed Consolidated Balance Sheets as of April 3, 2002 decreased by $4.1 million, which reflected a decrease in the fair value of the debt. The corresponding increase in the hedge liability was recorded to the other liabilities. The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the short-cut method of accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, no ineffectiveness is expected to be recognized in the Company's earnings associated with the interest rate swap agreement on the 8.875% senior notes.

(H) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2002 and 2001 is 38.5%.

            The Company has reserved $54.8 million for taxes and interest related to company owned life insurance (COLI) since it received an unfavorable opinion in October 1999 and a computational decision on January 11, 2000 from the U.S. Tax Court. The Company held COLI policies and deducted interest on outstanding loans from March 1993 through December 1997. In the fall of 1996, Congress passed legislation phasing out such deductions over a three-year period. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. The Eleventh Circuit Court of Appeals issued an opinion on June 28, 2001 affirming the Tax Court's decision and on September 28, 2001 denied the Company's petition for a rehearing. The Company filed a petition asking the United States Supreme Court to hear the matter on appeal. The United States Supreme Court denied this petition on April 15, 2002.

            In the opinion of management, the United States Supreme Court's decision will not have any additional material adverse impact on the Company's financial condition or results of operations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(I) Reclassification: The remaining reserve for restructuring expenses relating to lease termination costs has been reclassified to accrued rent. Long-term restructuring expenses relating to lease termination costs and the long-term lease liability in non-restructure stores, previously reported in other liabilities, have been reclassified to lease liability on closed stores. The reclassification increased accrued rent and lease liability on closed stores for fiscal year ended June 27, 2001, by $43,385 and $153,874, respectively. Certain other prior year amounts may have been reclassified to conform to current year's presentation.

(J) Lease liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sublease income. During the first quarter of fiscal 2002, the remaining reserve for restructuring expenses, which represented the present value of expected future rental payments on stores closed as part of the restructuring, was reclassified to accrued rent and lease liabilities on closed stores. The following amounts are included in accrued rent and lease liability on closed stores, as of April 3, 2002:



                                                                Closed stores
                                                                    due to
                                              Closed stores      restructure          Total
                                           ------------------  --------------    ----------------

Balance at June 27, 2001                       $  59,381            162,130          221,511
Additions/adjustments                             12,982             14,130           27,112
Utilization                                      (29,194)           (28,541)         (57,735)
                                               ---------          ---------        ---------
Balance at April 3, 2002                       $  43,169            147,719          190,888
                                               =========          =========        =========

            The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the non-restructure accrual and adjustments due to the settlement of certain existing leases. The utilization amounts include payments made for rent and related costs. The current portion of the accrued balance at April 3, 2002 totals $56,632 and is included in accrued rent.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(K) Goodwill and Other Intangible Assets: At the beginning of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit.

            The Company performed an impairment review upon adoption and concluded that there were no necessary adjustments.

            Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. Upon adoption of SFAS 142, the Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the Condensed Consolidated Balance Sheets, as of April 3, 2002 follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(K)         Goodwill and Other Intangible Assets, continued:


                                                           Other
                                                         Intangible
                                                           Assets
                                                        ------------
Other intangible assets                                 $    6,482
Less: Accumulated amortization                               2,284
                                                            ------
Other intangible assets, net                            $    4,198
                                                            ======



         Amortization expense for other intangible assets for quarters ended April 3, 2002 and April 4, 2001 was $270 and $281, respectively. For the year, amortization expense was $912 and $629 for April 3, 2002 and April 4, 2001, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 27, 2001 is as follows:


                                                        Amortization
                                                          Expense
                                                       -------------
Remaining for year ended June 26, 2002                  $      262
For year ended June 25, 2003                                 1,141
For year ended June 30, 2004                                 1,099
For year ended June 29, 2005                                 1,094
For year ended June 28, 2006                                   394
Thereafter                                                     208
                                                            ------
                                                        $    4,198
                                                            ======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(K)
     Goodwill and Other Intangible Assets, continued:

            The effect of adoption of SFAS 142 on net earnings and earnings per share is as follows:


                                                  For the 12 Weeks Ended
                                              April 3, 2002     April 4, 2001
                                              -------------     -------------
Reported net earnings                         $      44,286            10,724
Goodwill amortization (net of tax)                        -               710
                                              -------------     -------------
Adjusted net earnings                         $      44,286            11,434
                                              =============     =============
Adjusted basic earnings per share             $        0.32              0.08
                                              =============     =============
Adjusted diluted earnings per share           $        0.31              0.08
                                              =============     =============



                                                  For the 40 Weeks Ended
                                              April 3, 2002     April 4, 2001
                                              -------------     -------------
Reported net earnings                         $     108,796            32,306
Goodwill amortization (net of tax)                       -              1,269
                                              -------------     -------------
Adjusted net earnings                         $     108,796            33,575
                                              =============     =============
Adjusted basic earnings per share             $        0.78              0.24
                                              =============     =============
Adjusted diluted earnings per share           $        0.77              0.24
                                              =============     =============

(L) Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidated financial information for the Company and its guarantor subsidiaries is as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(L) Guarantor Subsidiaries, continued:




                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


12 Weeks ended April 3, 2002                                            Guarantor
                                                           Parent      Subsidiaries  Eliminations    Consolidated
                                                       -------------  -------------  -------------   -------------
Net sales                                           $      1,372,885      1,673,260              -       3,046,145
Cost of sales                                                991,022      1,223,617              -       2,214,639
                                                       -------------  -------------  -------------   -------------
Gross profit                                                 381,863        449,643              -         831,506
Other operating and administrative expenses                  313,694        429,747              -         743,441
                                                       -------------  -------------  -------------   -------------
Operating income                                              68,169         19,896              -          88,065
Equity in earnings of consolidated subsidiaries               12,236              -        (12,236)              -
Interest expense, net                                         12,299              -              -          12,299
                                                       -------------  -------------  -------------   -------------
Earnings before income taxes and extraordinary items          68,106         19,896        (12,236)         75,766
Income taxes                                                  21,510          7,660              -          29,170
                                                       -------------  -------------  -------------   -------------
Earnings before extraordinary items                           46,596         12,236        (12,236)         46,596
Extraordinary item: loss on early debt extinguishment,
  net of taxes                                                (2,310)             -              -          (2,310)
                                                       -------------  -------------  -------------   -------------
Net earnings                                        $         44,286         12,236        (12,236)         44,286
                                                       =============  =============  =============   =============


40 Weeks ended April 3, 2002                                            Guarantor
                                                           Parent     Subsidiaries   Eliminations    Consolidated
                                                       -------------  -------------  -------------   -------------
Net sales                                           $      4,344,301      5,619,052              -       9,963,353
Cost of sales                                              3,159,985      4,084,089              -       7,244,074
                                                       -------------  -------------  -------------   -------------
Gross profit                                               1,184,316      1,534,963              -       2,719,279
Other operating andadministrative expenses                 1,031,329      1,459,538              -       2,490,867
                                                       -------------  -------------  -------------   -------------
Operating income                                             152,987         75,425              -         228,412
Equity in earnings of consolidated subsidiaries               46,386              -        (46,386)              -
Interest expense, net                                         47,752              -              -          47,752
                                                       -------------  -------------  -------------   -------------
Earnings before income taxes and extraordinary items         151,621         75,425        (46,386)        180,660
Income taxes                                                  40,515         29,039              -          69,554
                                                       -------------  -------------  -------------   -------------
Earnings before extraordinary items                          111,106         46,386        (46,386)        111,106
Extraordinary item: loss on early debt extinguishment,
  net of taxes                                                (2,310)             -              -          (2,310)
                                                       -------------  -------------  -------------   -------------
Net earnings                                        $        108,796         46,386        (46,386)        108,796
                                                       =============  =============  =============   =============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(L)         Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


12 Weeks ended April 4, 2001                                            Guarantor
                                                           Parent      Subsidiaries   Eliminations      Consolidated
                                                       -------------   ------------   -------------    --------------
Net sales                                           $      1,352,439      1,663,873               -        3,016,312
Cost of sales                                                991,258      1,211,225               -        2,202,483
                                                       -------------  -------------   -------------    --------------
Gross profit                                                 361,181        452,648               -          813,829
Other operating and administrative expenses                  297,399        439,993               -          737,392
Restructuring and other non-recurring charges                 22,861         21,681               -           44,542
                                                       -------------  -------------   -------------    --------------
Operating income (loss)                                       40,921         (9,026)              -           31,895
Equity in (loss) of consolidated subsidiaries                 (5,551)             -           5,551                -
Interest expense, net                                         14,457              -               -           14,457
                                                       -------------  -------------   -------------    --------------
Earnings (loss) before income taxes                           20,913         (9,026)          5,551           17,438
Income taxes                                                  10,189         (3,475)              -            6,714
                                                       -------------  -------------   -------------    --------------
Net earnings (loss)                                 $         10,724         (5,551)          5,551           10,724
                                                       =============  =============    ============    ==============


40 Weeks ended April 4, 2001                                            Guarantor
                                                           Parent      Subsidiaries    Eliminations     Consolidated
                                                       -------------  -------------    ------------    --------------
Net sales                                           $      4,447,918      5,465,594               -       9,913,512
Cost of sales                                              3,281,115      4,010,555               -       7,291,670
                                                       -------------  -------------    ------------   --------------
Gross profit                                               1,166,803      1,455,039               -       2,621,842
Other operating and administrative expenses                1,029,288      1,411,233               -       2,440,521
Restructuring and other non-recurring charges                 53,761         36,987               -          90,748
                                                       -------------  -------------    ------------   --------------
Operating income                                              83,754          6,819               -          90,573
Equity in earnings of consolidated subsidiaries                4,194              -          (4,194)              -
Interest expense, net                                         38,043              -               -          38,043
                                                       -------------  -------------    ------------   --------------
Earnings before income taxes                                  49,905          6,819          (4,194)         52,530
Income taxes                                                  17,599          2,625               -          20,224
                                                       -------------  -------------    ------------   --------------
Net earnings                                        $         32,306          4,194          (4,194)         32,306
                                                       =============  =============    ============   ==============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(L)         Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS



April 3, 2002                                                                    Guarantor
                                                                  Parent        Subsidiaries      Eliminations      Consolidated
                                                                  ------        ------------      ------------      ------------
Merchandise inventories                                       $    322,867           899,444                -          1,222,311
Other current assets                                               207,505           151,299                -            358,804
                                                                   -------           -------           -------           -------
Total current assets                                               530,372         1,050,743                -          1,581,115
                                                                   -------           -------           -------           -------
Property, plant and equipment, net                                 389,787           680,011                -          1,069,798
Other noncurrent assets                                            229,263            55,896                -            285,159
Investments in and advances to/from subsidiaries                   791,543                 -         (791,543)                 -
                                                                   -------           -------           -------           -------
Total assets                                                  $  1,940,965         1,786,650         (791,543)         2,936,072
                                                              ============      ============       ===========       ===========

Accounts payable                                              $    142,711           414,365                -            557,076
Other current liabilities                                          244,687           334,769                -            579,456
                                                                   -------           -------           -------           -------
Total current liabilities                                          387,398           749,134                -          1,136,532
                                                                   -------           -------           -------           -------
Long-term debt                                                     540,636                 -                -            540,636
Other noncurrent liabilities                                       171,407           245,973                -            417,380
Common stock of $1 par value                                       140,565             6,240           (6,240)           140,565
Retained earnings and other shareholders' equity                   700,959           785,303         (785,303)           700,959
                                                                   -------           -------           -------           -------
Total liabilities and shareholders' equity                    $  1,940,965         1,786,650         (791,543)         2,936,072
                                                              ============      ============       ===========       ===========



June 27, 2001                                                                    Guarantor
                                                                  Parent        Subsidiaries      Eliminations      Consolidated
                                                                  ------        ------------      ------------      ------------
Merchandise inventories                                       $    311,974           886,628                -          1,198,602
Other current assets                                               256,186           144,413                -            400,599
                                                                   -------           -------           -------           -------
  Total current assets                                             568,160         1,031,041                -          1,599,201
                                                                   -------           -------           -------           -------
Property, plant and equipment, net                                 424,478           722,176                -          1,146,654
Other noncurrent assets                                            238,032            57,783                -            295,815
Investments in and advances to/from subsidiaries                   935,225                 -         (935,225)                 -
                                                                   -------           -------           -------           -------
  Total assets                                                $  2,165,895         1,811,000         (935,225)         3,041,670
                                                              ============      ============       ===========       ===========


Accounts payable                                              $    191,778           408,072                -            599,850
Other current liabilities                                          283,592           266,465                -            550,057
                                                                   -------           -------           -------           -------
  Total current liabilities                                        475,370           674,537                -          1,149,907
                                                                   -------           -------           -------           -------
Long-term debt                                                     697,414                 -                -            697,414
Other noncurrent liabilities                                       221,457           201,238                -            422,695
Common stock of $1 par value                                       140,466             6,240           (6,240)           140,466
Retained earnings and other shareholders' equity                   631,188           928,985         (928,985)           631,188
                                                                   -------           -------           -------           -------
  Total liabilities and shareholders' equity                  $  2,165,895         1,811,000         (935,225)         3,041,670
                                                              ============      ============       ===========       ===========


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(L)      Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


40 Weeks ended April 3, 2002
                                                                                 Guarantor
                                                                  Parent        Subsidiaries      Eliminations      Consolidated
                                                                  ------        ------------      ------------      ------------

Net cash (used in) provided by operating activities           $   (24,486)          217,879                -            193,393
                                                              -----------           -------            -------          -------

  Purchases of property, plant and equipment, net                 (13,110)          (41,925)               -            (55,035)
  Decrease (increase) in other assets                             133,947          (343,890)         190,068            (19,875)
  Increase in marketable securities                               (13,333)                -                -            (13,333)
  Proceeds from sale of facility                                        -            21,297                -             21,297
Net cash provided by (used in) investing activities               107,504          (364,518)         190,068            (66,946)
                                                              -----------           -------            -------          -------
  Dividends paid                                                  (42,870)                -                -            (42,870)
  Other                                                          (114,944)          150,653         (190,068)          (154,359)
                                                              -----------           -------            -------          -------
Net cash (used in) provided by financing activities              (157,814)          150,653         (190,068)          (197,229)
                                                              -----------           -------            -------          -------

(Decrease) increase in cash and cash equivalents                  (74,796)            4,014                -            (70,782)
Cash and cash equivalents at the beginning of the year            111,136             9,925                -            121,061
                                                              -----------           -------            -------          -------
Cash and cash equivalents at end of the quarter               $    36,340            13,939                -             50,279
                                                              ===========           =======            =======          =======



40 Weeks ended April 4, 2001
                                                                                 Guarantor
                                                                  Parent        Subsidiaries      Eliminations      Consolidated
                                                                  ------        ------------      ------------      ------------

Net cash (used in) provided by operating activities           $      (808)           56,046                -             55,238
                                                              -----------           -------            -------          -------
  Purchases of property, plant and equipment, net                 (63,308)         (205,608)               -          ( 268,916)
  Increase in other assets                                       (240,868)          (50,709)         289,980             (1,597)
  Acquisitions, net of cash                                       (30,942)          (92,811)               -           (123,753)
                                                              -----------           -------            -------          -------
Net cash used in investing activities                            (335,118)         (349,128)         289,980           (394,266)
                                                              -----------           -------            -------          -------
  Decrease in short-term borrowings                              (235,000)                -                -           (235,000)
  Proceeds from issuance of long-term debt                        700,000                 -                -            700,000
  Purchases of common stock                                       (16,986)                -                -            (16,986)
  Dividends paid                                                 (107,032)                -                -           (107,032)
  Other                                                            (8,209)          284,613         (289,980)           (13,576)
                                                              -----------           -------            -------          -------
Net cash provided by financing activities                         332,773           284,613         (289,980)           327,406
                                                              -----------           -------            -------          -------

Decrease in cash and cash equivalents                              (3,153)           (8,469)               -            (11,622)
Cash and cash equivalents at the beginning of the year             15,157            14,419                -             29,576
                                                              -----------           -------            -------          -------
Cash and cash equivalents at end of the quarter               $    12,004             5,950                -             17,954
                                                              ============      ============       ===========       ===========


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


(L) Guarantor Subsidiaries, continued: The Company allocates all cost incurred by its headquarters, which is not specifically identifiable to each subsidiary, based on its relative size to the Company as a whole. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on the consolidated Company's effective tax rates.

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

            See Note H - Income Taxes with respect to certain litigation.

(N) Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 will become effective fiscal year 2003. The Company is currently analyzing the effect this standard will have on its financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Sales. Sales for the 12 weeks ended April 3, 2002 were $3.0 billion, an increase of $29.8 million or 1.0% compared with the same quarter last year. For the 40 weeks ended April 3, 2002, sales were $10.0 billion, an increase of $49.8 million or 0.5% compared with the prior year. Identical store sales, which include enlargements and exclude the sales from stores that opened or closed during the period, increased 0.1% for the quarter and decreased 3.5% for the year. Comparable store sales, which include replacement stores, increased 0.2% for the quarter and decreased 3.3% for the year. In addition to our new marketing efforts, sales were positively impacted by the conversion of 28 locations to our Save Rite Grocery Warehouse concept and the Easter holiday, which was in the third quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. The Easter holiday represented an increase in sales for the quarter as compared to the prior year of approximately 1%.

As part of the new marketing effort, the Company introduced a Customer Reward Card program which allows the customer to receive ongoing benefits that include merchandise discounts, sweepstakes entries, notification of special events, participation in specialty merchandise clubs, discounts on services provided by select marketing partners and other special incentives. The Customer Reward Card is part of a major initiative to focus on superior customer relationship marketing that reinforces the Company's new "real deal" branding initiative. The Customer Reward Card is currently in use in the Company's Florida area stores. Future expansion of the program will be determined after the sales and profitability of the program are fully evaluated.

For the 40 weeks ended April 3, 2002, the Company opened four new stores and closed seven existing stores. A total of 1,150 locations were in operation on April 3, 2002, compared to 1,155 on April 4, 2001. As of April 3, 2002, retail space totaled 51.0 million square feet, or no change from the prior year. The Company has two new stores under construction.

Gross Profit. Gross profit increased $17.7 million for the quarter and $97.4 million for the year. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal 2001 was 27.3% and 27.0%, respectively. For the year, gross profit as a percent of sales was 27.3% for the current fiscal year compared to 26.4% for the previous fiscal year.

Increased gross profit margin is largely a result of a change in our product sales mix and improvements in procurement obtained from the Company's restructuring plan. The increase was partially offset by the increase in sales markdowns associated with the Customer Reward Card program and merchandise losses and markdown discounts incurred during the transition of 28 locations to the Save Rite Grocery Warehouse format. Continued improvement in gross profit is anticipated through enhanced procurement practices and promotional activities as well as shrink reduction initiatives.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations, continued:

Other operating and administrative expenses. Other operating and administrative expenses increased $6.0 million for the current quarter as compared to the corresponding quarter in fiscal 2001. For the year, other operating and administrative expenses increased $50.3 million. As a percentage of sales, other operating and administrative expenses for the current quarter and corresponding quarter of the previous year was 24.4%. For the year, other operating and administrative expenses as a percent of sales were 25.0% compared to 24.6% for the previous fiscal year.

Other operating and administrative expenses for the current quarter was relatively flat as compared to the corresponding quarter of fiscal 2001. The Company incurred additional expenses due to the start-up costs of the Customer Reward Card program and the one-time costs of converting 28 locations to the Save Rite Grocery Warehouse format totaling $11.3 million. The additional expenses mostly offset the $12.7 million gain on the sale of the Deep South facility.

The Customer Reward Card program start-up costs include items such as salary expenses for training and customer sign-up, media production and advertisement and the purchase of the reward cards. The Company does not expect additional charges to be incurred in future periods other than normal recurring expenses supporting the program. The Save Rite Grocery Warehouse store conversion expenses include the cost of additional retail labor, supplies and travel expenses used to convert the stores to the new format.

For the year, the increase in other operating and administrative expenses was primarily due to retail and administrative expenses associated with the operation of 77 additional stores acquired during fiscal 2001. Additionally, the Company experienced an increase in advertising expense during the current year related to the implementation of "the real deal" campaign.

Rent expense for the quarter on operating leases was $82.9 million, as compared to $80.1 million in the previous year. For the year, rent expense on operating leases was $275.0 million compared to $248.9 million in the previous year. The year-to-date increase is attributed to the acquisition of nine Goodings stores in the second quarter and 68 Jitney Jungle stores in the third quarter of fiscal year 2001.

Interest expense. Interest expense totaled $12.3 million for the current quarter compared to $14.5 million for the corresponding quarter in fiscal 2001. For the year, interest expense was $47.8 million compared to $38.0 million in the previous fiscal year. Interest expense is primarily interest on long-term and short-term debt and interest on capital leases. For the quarter, interest expense decreased due to the reduction of total debt outstanding and the additional interest rate swaps entered into on February 20, 2002. For the year, interest expense increased primarily due to increased average debt outstanding and higher average interest rates paid on the debt.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations, continued:

Earnings before income taxes and extraordinary item. Earnings before income taxes and extraordinary item were $75.8 million for the current quarter compared to $17.4 million in the previous year. For the year, earnings before income taxes and extraordinary item were $180.7 million compared to $52.5 million in the previous fiscal year. Earnings before income taxes and extraordinary item increased for the quarter primarily due to the additional expense in the prior year from restructuring and other non-recurring charges totally $44.5 million. No corresponding amounts were incurred in the current year. Additionally, increased gross profit and a reduction in interest expense, as previously discussed, contributed to the increase in earnings before taxes and extraordinary item.

For the year, the increase in earnings before taxes and extraordinary item was primarily due to the prior year restructuring and other non-recurring charges totaling $90.7 million and the increase in gross profit as previously discussed, offset by an increase in other operating and administrative expense and interest expense.

Income taxes have been accrued at an effective tax rate of 38.5% for fiscal 2002 and 2001. This rate is expected to approximate the effective rate for fiscal year 2002.

Extraordinary item: loss on early debt extinguishment. The Company incurred $3.8 million ($2.3 million net of tax) of unamortized debt issue cost associated with the prepayment of $150.0 million of the outstanding six-year term loan during the third quarter of fiscal 2002.

Net earnings. Net earnings for the current quarter amounted to $44.3 million, or $0.31 per diluted share as compared to $10.7 million, or $0.08 per diluted share, for the corresponding quarter of the previous year. For the year, net earnings were $108.8 million, or $0.77 per diluted share compared to $32.3 million, or $0.23 per diluted share, for April 3, 2002 and April 4, 2001, respectively. The current quarter LIFO charge reduced net earnings by $0.9 million, or $0.01 per diluted share compared to $1.8 million, or $0.01 per diluted share in the previous year. For the year, the LIFO charge reduced net earnings by $5.2 million, or $0.04 per diluted share in the current year compared to $6.1 million, or $0.04 per diluted share in the previous year.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and marketable securities amounted to $63.6 million at April 3, 2002 compared to $121.1 million at June 27, 2001. Working capital amounted to $444.6 million at April 3, 2002, compared to $449.3 million at June 27, 2001. Cash decreased due to the $150.0 million prepayment on the six-year term loan in the current quarter. The prepayment was funded from cash from operating activities. During the current quarter and year, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 2.1% and 2.7%, respectively.

Net cash provided by operating activities amounted to $193.4 million for the 40 weeks ended April 3, 2002, compared to $55.2 million in the previous year. The increase in net cash provided by operations is largely due to the increase in net earnings, a smaller increase in merchandise inventories during the current year as compared to the prior year and a reduction in the payment of income taxes.

Net cash used in investing activities was $66.9 million for the 40 weeks ended April 3, 2002, compared to $394.3 million in the previous year. The change was primarily due to a reduction in capital expenditures and the prior year acquisitions. Capital expenditures in fiscal 2002 totaled $55.0 million compared to $268.9 million for the previous year. Included in the prior year expenditures are amounts related to retrofits, new store construction and construction of the distribution and retail support center in Jacksonville, Florida. Cash used for acquisitions in the prior year totaled $123.8 million.

The Company estimated that total capital investment in Company retail and support facilities, including operating leases, will be $120.0 million in fiscal 2002. The Company has no material construction or purchase commitments outstanding as of April 3, 2002.

Net cash (used in) provided by financing activities was $(197.2) million for the 40 weeks ended April 3, 2002, compared to $327.4 million in the previous year. In the current year, the Company prepaid $150.0 million on the six-year term loan. Prior year amounts reflect a decrease of $235.0 million in outstanding commercial paper and an increase of $700.0 million in long-term debt.

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

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Critical Accounting Policies

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company constantly reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

The following is a discussion of the accounting policies considered to be most critical to the Company. These accounting policies are both most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Self-insurance reserves. It is the Company's policy to self insure for certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers' compensation, comprehensive general, and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company's self-insurance obligations and future expense.

Long-lived assets. The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Critical Accounting Policies, continued:

Long-lived assets, continued. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the Company's prior history of disposing of similar assets and current economic conditions.

The results of impairment tests are subject to management's estimates and assumptions of projected cash flows and operating results. The Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Intangible assets and goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to cease amortizing goodwill that existed at the time of adoption and establishes a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has determined that it is contained within one reporting unit and, as such, impairment is tested at the total company level. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows. The Company believes that, based on current conditions, materially different reported results are not likely to result from goodwill and intangible impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Critical Accounting Policies, continued:

Store closing costs. The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and other related exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. The Company estimates the lease liabilities, net of estimated sublease income, using a discount rate based on prevailing rates with a remaining lease term based on an estimated disposition date to calculate the present value of the anticipated rent payments on closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the anticipated lease term. Store closings are generally completed within one year after the decision to close.

Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess accrued store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store accrued closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Severance costs are rarely incurred in connection with ordinary store closings.

Store closing liabilities are reviewed quarterly and adjusted to ensure that any accrued amount is properly stated. Although the Company believes that the estimates used are reasonable, significant differences related to the items noted above or a change in market conditions could materially affect the Company's reserve for store closing obligations and future expense.

COLI litigation. The Company was a party to litigation arising from its interpretation of certain provisions of the U.S. tax code. As described in note
(H) to the Condensed Consolidated Financial Statements, the Company received an unfavorable court decision related to the deduction of interest expense on Company Owned Life Insurance (COLI). Appeals have been unsuccessful in reversing the decision. The Company has recorded a reserve based on consultations with outside legal counsel and historical negotiations of similar cases. The Company has and will continue to negotiate the ultimate settlement of this matter. There are uncertainties in any litigation of this nature and the ultimate settlement could vary from the amounts recorded in the Condensed Consolidated Financial Statements. While the ultimate outcome of this matter cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

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

Factors that may cause actual results to differ materially from those projected include, but are not limited to:

o the Company's ability to achieve the benefits contemplated from the continuing operational changes being implemented by management since the completion of the April 2000 restructuring plan;
o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;
o changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution, or food retailing, including environmental compliance;
o the availability and terms of financing, including in particular, the possible impact of changes in the ratings assigned to the Company by nationally recognized rating agencies; and
o general business and economic conditions in the Company's operating regions, including conditions arising from the events of September 11, 2001, such as the adverse impact on tourism and winter resident travel to many of the geographical areas served by the Company's stores, the rate of inflation/deflation and changes in population, consumer demands and spending and availability of new employees.

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

           Quantitative and Qualitative Disclosures About Market Risk

Cash Flow Hedge: The Company has outstanding a $246 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risk from changes in interest rates. The instruments primarily used to mitigate the risk are interest rate swaps. The derivative instruments held on the $246 million six-year term loan is designated as a highly effective cash flow hedge of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

The Company has entered into two interest rate swap agreements to hedge the interest rate risk associated with the $246 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At April 3, 2002, the Company had interest rate swaps with a notional amount of $250 million. The notional amounts do not represent a measure of exposure of the Company.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

The maturity and interest rate on the interest rate swap for the six-year term loan are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (1.873% as of April 3, 2002).

 Notional Amount               Maturity                  Fixed Rate
-------------------     -----------------------    -----------------------
     $ 150,000              March 29, 2003                 4.81%
       100,000              March 29, 2004                 5.03%
-------------------
     $ 250,000
===================

The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At April 3, 2002, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $5.4 million ($3.3 million, net of tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense, including the effect of interest rate swaps, at a weighted average rate of 7.65% on the $246 million outstanding in variable rate debt.

           Quantitative and Qualitative Disclosures About Market Risk

Cash Flow Hedge, continued: The Company measures effectiveness by the ability of interest rate swaps to offset cash flows associated with changes in the one-month LIBOR. To the extent that any of these contracts are not considered effective, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. However, all the contracts were effective during the period and no gain or loss was reported in earnings.

Fair Value Hedge: In addition to the interest rate swaps for the six-year term loan, on February 20, 2002, the Company entered into interest rate swap agreements in which the Company effectively exchanged the $300 million fixed rate 8.875% interest on the senior notes for two variable rates in the notional amount of $200 and $100 million at six-month LIBOR plus 385 and 376 basis points, respectively. The variable interest rates, which are based on six-month LIBOR, are fixed semiannually on the first day of April and October. The six-month LIBOR rate was 2.341% on April 1, 2002. The maturity dates of the interest rate swap agreements match those of the underlying debt.

In accordance with SFAS 133, the Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges and, accordingly, uses the short-cut method. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. At April 3, 2002, the Company decreased the fair value of the 8.875% senior notes by $4.1 million and recorded the corresponding interest rate swap liability of $4.1 million in the other liabilities section of the Condensed Consolidated Balance Sheets.

The Company's objectives for entering into these swaps are to reduce the Company's exposure to changes in the fair value of the debt and to obtain variable rate financing at an attractive cost. The swaps effectively converted the fixed-rate debt to a floating rate. The agreement involves receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

           Quantitative and Qualitative Disclosures About Market Risk

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of April 3, 2002.


                                                          Expected Maturity Date
                                                          ----------------------
                                                      (Dollar amounts in thousands)

                             2003          2004        2005        2006         2007    Thereafter       Total    Fair Value
                             ----          ----        ----        ----         ----    ----------       -----    ----------



Liabilities:
Long-term Debt:
   Fixed Rate             $    275      $    272      $  269      $  266     $    263     $300,110     $301,455     $310,725
     Average interest         9.40%         9.40%       9.40%       9.40%        9.40%        8.88%        8.88%
       Rate

   Variable Rate          $  2,460      $  2,460      $2,460      $2,460     $236,160     $      -     $246,000     $246,000
     Average interest         5.62%         7.66%       8.49%       8.95%        9.26%           -         9.20%
       rate

Interest Rate
       Derivatives:

Interest Rate Swaps:

   Variable to Fixed      $150,000      $100,000      $    -      $    -     $      -     $      -     $250,000     $ (5,403)
     Average pay rate         4.81%         5.03%          -           -            -            -         4.90%
     Average receive          2.87%         4.91%          -           -            -            -         4.09%
       rate
   Fixed to Variable      $      -      $      -      $    -      $    -     $      -     $300,000     $300,000     $ (4,083)
     Average pay rate            -             -           -           -            -        10.82%       10.82%
     Average receive             -             -           -           -            -         8.88%        8.88%
       rate

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           Part II - Other Information

Item 1.    Legal Proceedings

           See Note M "Litigation" of the notes to the Condensed Consolidated Financial Statements, included herein, regarding various claims and lawsuits pending against the Company.

Item 2.    Changes in Securities and Use of Proceeds

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           W.  Robert   Baxley,   formerly   Vice   President   of   Deli/Bakery
           Merchandising, was elected Vice President and Division Manager of the Jacksonville Division on February 21, 2002.

           E. Ellis Zahra Jr., Senior Vice President and General Counsel resigned from the Company on February 28, 2002.

           K.  Michael  Buck,   formerly   Corporate   Director  of  Deli/Bakery
           Merchandising,    was   elected   Vice   President   of   Deli/Bakery
           Merchandising on March 21, 2002.

           On April 2, 2002, the Company sold the Deep South Products, Inc. plant located in Gainesville, Georgia to Schreiber Foods, Inc.

           Frank Lazaran, formerly President of Randalls Food Markets, Inc., a division of Safeway, was elected Executive Vice President and Chief Operating Officer on April 25, 2002.

           George T. Gue, formerly Senior Director of Retail Operations for Nash-Finch, was elected Vice President and Division Manager of the Raleigh Division on April 25, 2002.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     Part II - Other Information, continued

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           3.2 Restated By-Laws of the Registrant as amended through April 25, 2002.

           4.2.1      Second  Supplemental  Indenture,  dated  January 10, 2002,
                      among  Winn-Dixie  Stores,  Inc.,  the  Guarantors   named
                      therein  and Wilmington Trust Company, as Trustee.

           10.9.1 Amendment to the Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.'s senior credit facility in the amount of $800,000,000 effective March 14, 2002.

           (b) Report on Form 8-K

           Not applicable

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WINN-DIXIE STORES, INC.


   Date: April  25, 2002           /S/  RICHARD P. MC COOK
                                        ------------------
                                        Richard P. McCook
                                        Senior Vice President and
                                          Chief Financial Officer

   Date: April 25, 2002            /S/     D. MICHAEL BYRUM
                                           ----------------
                                           D. Michael Byrum
                                            Vice President, Corporate Controller
                                                   and Chief Accounting Officer