Form 10-K
period 2002-06-26
WINN DIXIE STORES INC
filed 2002-08-07
CIK 107681

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 26, 2002

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

Securities registered pursuant to Section 12(b) of the Act:
                               Title of each class
                               -------------------
                     Common Stock Par Value $1.00 Per Share
                          8.875% Senior Notes due 2008


                   Name of each exchange on which registered
                   -----------------------------------------
                             New York Stock Exchange
                             New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 26, 2002, as reported on the New York Stock Exchange was approximately $1,288,270,650. Shares of common stock held by each executive officer and director and by principal shareholders filing Schedules 13D and 13G have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 26, 2002, registrant had outstanding 140,592,009 shares of common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE:   Portions  of  the  registrant's  Proxy
Statement in respect to the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III hereof, as more specifically described herein.

================================================================================

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------

PART I

Business....................................................................................................   1

Properties..................................................................................................   5

Legal Proceedings...........................................................................................   5

Submission of Matters to a Vote of Security Holders ........................................................   5

Executive Officers of the Registrant .......................................................................   6

PART II

Market for the Registrant's Common Equity and Related Shareholder Matters...................................   9

Selected Financial Data ....................................................................................   9

Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   9

Quantitative and Qualitative Disclosure about Market Risk ..................................................   9

Financial Statements and Supplemental Data .................................................................   9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................   9

PART III

Directors and Executive Officers of the Registrant .........................................................  10

Executive Compensation .....................................................................................  10

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..............  10

Certain Relationships and Related Transactions .............................................................  11

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................................  11

Signatures .................................................................................................  16

PART I

ITEM 1:    BUSINESS

General

     Winn-Dixie Stores, Inc., organized in Florida on December 26, 1928, is a major food and drug retailer with 1,073 stores in 12 states operating primarily in the southeastern United States and the Bahama Islands. According to published reports of sales at June 26, 2002, the Company is one of the nation's largest food retailers and one of the largest supermarket chains in the southeastern region of the United States.

     All of the Company's subsidiaries except Bahamas Supermarkets Limited are wholly-owned. Except where the context indicates otherwise, the term "Company" includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

     During fiscal 2002, the Company converted 41 locations, of which 38 were in the Atlanta area market, to the Save Rite Grocery Warehouse format. In April 2002, the Company sold the Deep South Products, Inc. plants and related assets located in Gainesville, Georgia to Schreiber Foods, Inc.

     In May 2002, the Company announced a formal plan to exit 71 locations, a distribution center and a dairy plant in Texas and 5 locations in Oklahoma. The Company's decision to exit these markets was a result of continued operating losses and a reduction of market share.

     Based upon information monitored by the Company's chief operating decision-makers to manage the business, the Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments.

Store Formats and Business Strategy

     The Company's retail stores sell groceries, meats, seafood, fresh produce, floral, deli/bakery products, fuel, liquor, pharmaceutical products and general merchandise items, such as magazines, soaps, paper products, health and cosmetic products, hardware and numerous small household items. In addition, many locations also offer broad lines of merchandise and services such as company-operated photo labs and in-store banks operated by independent third parties who rent space. The Company supports the retail operations through 15 strategically located warehouse distribution facilities and 16 manufacturing facilities.

Store locations by state and by format:

                                Winn-     Market-    Thrift-      Save      Sack &     City Meat
      State          Total      Dixie      Place       way        Rite       Save       Markets
---------------------------------------------------------------------------------------------------
Florida               434    |    57        371         -          6          -            -
Alabama               118    |    43         75         -          -          -            -
North Carolina        106    |    50         56         -          -          -            -
Georgia               95     |    4          53         -          38         -            -
Louisiana             80     |    19         61         -          -          -            -
Mississippi           69     |    42         19         -          1          7            -
South Carolina        61     |    23         38         -          -          -            -
Kentucky              40     |    6          29         5          -          -            -
Virginia              28     |    10         18         -          -          -            -
Ohio                  17     |    -          -          17         -          -            -
Bahamas               12     |    3          -          -          -          -            9
Tennessee             12     |    4          8          -          -          -            -
Indiana                1     |    -          1          -          -          -            -
                  ---------------------------------------------------------------------------------
                     1,073       261        729         22         45         7            9
                  =================================================================================

     Stores average 44,200 square feet and range in size from 7,100 to 85,200 square feet.

Growth Strategy

     The Company is committed to growth in customer base and market share in its operating markets. Expansions through acquisitions are considered for prime supermarkets that offer potential sales growth within the Company's core operating market. The Company expects future growth to principally come from developing existing stores rather than acquiring new stores.

Store and Other Data:

                                                   2002         2001         2000         1999         1998
                                                   ----         ----         ----         ----         ----
Stores
In operation at year-end                          1,073        1,153        1,079        1,188        1,168
Opened and acquired during year                       5           94           34           79           84
Closed or sold during year                           85           20          143           59           90
Enlarged or remodeled during year                    29           11           42           64          136
New/enlarged/remodeled in last five years           578          706          790          908          912
   Percent to total stores in operation            53.9         61.2         73.2         76.4         78.1
Year-end retail square footage (000,000)           47.5         51.1         48.1         52.0         49.6
Average store size at year-end (000)               44.2         44.3         44.6         43.7         42.4
Other Year-end Data
Associates (000)                                    113          119          120          132          139
Shareholder accounts (000)                         46.5         48.8         45.7         48.1         52.0
Shareholders per store                               43           42           42           40           45

Support and Other Services

         The following table shows the locations of the Company's distribution centers and its manufacturing and processing plants, as well as the principal products produced in the plants:

LOCATION           FACILITIES
------------------------------------------------------------------

ALABAMA            Montgomery        Distribution center; Plants: milk  bottling
                                     and frozen pizza
-------

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

GEORGIA            Atlanta           Distribution center
-------            Fitzgerald        Plants:  jams, jellies,  mayonnaise,  salad
                                     dressing,  peanut  butter  and  condiments;
                                     canned  and  bottled  carbonated  beverages
                   Valdosta          Plants:  crackers and cookies; and snacks

KENTUCKY           Louisville        Distribution center
--------

LOUISIANA          Hammond           Distribution center; Plant:  milk bottling
---------
                   New Orleans       Distribution center

NORTH CAROLINA     Charlotte         Distribution center
--------------
                   High Point        Plants: milk bottling and cultured products
                   Raleigh           Distribution center

SOUTH CAROLINA     Greenville        General merchandise distribution center;
--------------                       Plants: ice cream and milk bottling

BAHAMAS            Nassau            Distribution center
-------

     The principal function of manufacturing operations is to purchase, manufacture and process private label merchandise sold in stores operated by the Company. An insignificant portion of the products produced by the manufacturing plants is sold to others. In addition, an insignificant portion of sales are derived from the Company's buy-resale operation.

     Seasonality does not materially affect the business of the Company. However, due to the influx of winter residents to the Sunbelt, Florida in particular, and increased purchases of food items for the Thanksgiving and Christmas holiday seasons, there is a seasonal sales increase from November - April each fiscal year.

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

Associates

     At the end of fiscal 2002, the Company had 41,100 full-time and 71,400 part-time associates. None of the 112,500 associates are covered by a collective bargaining agreement.

Bahamas

     All sales of the Company are to customers within the United States and the Bahama Islands. The Company exports an insignificant amount of merchandise to its subsidiary in the Bahamas, which operates 12 retail food stores. Sales and assets related to and located in the Bahama Islands represent less than 1% of the Company's total sales and assets.

Management Actions

     On April 20, 2000, the Company announced a major restructuring plan to improve the support of the retail stores and the Company's overall efficiency. The restructuring plan included the closing of certain manufacturing, warehousing and retail locations as well as the retrofitting of over 50% of the Company's retail stores to improve efficiency and customer service. As of June 27, 2001, the restructuring efforts were substantially complete.

     In October 2000, the Company acquired nine supermarket operations of Gooding's Supermarkets, Inc. located in the Orlando, Florida area and in January 2001, the Company acquired 68 stores from Jitney Jungle Stores of America, Inc. located in Mississippi, Alabama and Louisiana.

     On May 6, 2002, the Company announced its plans to exit the Texas and Oklahoma operations. The Texas operation consists of 71 retail locations, a dairy plant and a distribution center and the Oklahoma operation consists of 5 retail locations. As of June 26, 2002, the Company had exited the Texas and Oklahoma operations.

ITEM 2:    PROPERTIES

Stores

     All but 11 of the retail stores operated by the Company are on premises occupied on a rental basis. See Note 9 of the "Notes to Consolidated Financial Statements," page F-37, included herein.

Support Properties

     The warehouse and distribution centers, with the exception of the facilities in Baldwin, FL; Montgomery, AL; New Orleans, LA; and Louisville, KY; are rented under leases due to expire within 2 to 22 years. All of these contain renewal options, which vary from lease to lease.

     The Company's Valdosta, GA cracker and cookie bakery and snacks bakery; Madison, FL meat processing plant; Plant City, FL ice cream and milk bottling plants; Miami, FL reclaim center; and Montgomery, AL milk bottling and frozen pizza plants are owned in fee. All other manufacturing facilities are rented under leases due to expire in 22 years. All of these contain renewal options, which vary from lease to lease.

     All of the above support properties are considered to be in excellent condition.

ITEM 3:         LEGAL PROCEEDINGS

     See Note 11(d) of the "Notes to Consolidated Financial Statements," page F-41 included herein, regarding various claims and lawsuits pending against the Company.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 26, 2002.

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company as of June 26, 2002:




                     AGE IN                                                 YEAR APPOINTED          YEAR FIRST
                    YEARS AT                                                  TO CURRENT            EMPLOYED BY
      NAME          06-26-02                  OFFICE HELD                      POSITION             WINN-DIXIE
      ----          --------                  -----------                   --------------          -----------



A. Dano Davis           57                Chairman of the Board                   1988                 1968

A. R. Rowland           58                    President and                       1999                 1999
                                         Chief Executive Officer

F. Lazaran              46            Executive Vice President and                2002                 2002
                                         Chief Operating Officer

D. G. Lafever           53              Senior Vice President and                 2001                 1966
                                    Director of Sales and Procurement

R. P. McCook            49              Senior Vice President and                 1984                 1984
                                         Chief Financial Officer

D. M. Sheehan           47              Senior Vice President and                 2000                 2000
                                         Director of Real Estate

J. R. Sheehan           44              Senior Vice President and                 2001                 2000
                                         Director of Operations

A. B. Toscano           40              Senior Vice President and                 2000                 2000
                                       Director of Human Resources

D. M. Byrum             49        Vice President, Corporate Controller            2000                 1972
                                      and Chief Accounting Officer

K. D. Ross              33         Vice President, Strategic Planning             2000                 2000
                                              and Treasurer


Division Managers:

W. R. Baxley            39                   Vice President                       2002                 2000

J. D. Fitzgerald        52                   Vice President                       1998                 1970

C. M. Gore              43                   Vice President                       2001                 2001

G. T. Gue, Jr.          51                   Vice President                       2002                 2002

M. J. Istre             51                   Vice President                       1999                 1969

R. C. Lunn, Jr.         50                   Vice President                       1997                 1969

M. A. Sellers           48                   Vice President                       1997                 1973

     All of the officers listed as executive officers of the registrant, with the exception of Mr. Allen Rowland, Mr. Frank Lazaran, Mr. Dennis Sheehan, Mr. John Sheehan, Mr. August Toscano, Ms. Kellie Ross, Mr. Robert Baxley, Mr. Curtis Gore and Mr. George Gue, Jr. have been employed for the past five years in either the same capacity as listed, or in a position with the Company which was consistent in occupation with their present assignment.

     Prior to becoming President and Chief Executive Officer, Mr. Rowland was President and Chief Operating Officer of Smith's Food & Drug Centers from 1996 to 1997 and, prior to that, was a Senior Vice President with Albertson's.

     Executive Vice President and Chief Operating Officer, Mr. Lazaran was President of Randalls Food Market, Inc., a division of Safeway from 1999 to 2002. From 1997 to 1999, Mr. Lazaran was Senior Vice President Sales, Merchandising and Logistics of Randalls Food Market, Inc. For the 23 years proceeding, Mr. Lazaran was employed at Ralphs Grocery Company, most recently as Group Vice President Sales, Advertising and Merchandising.

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

     Vice President, Strategic Planning and Treasurer, Ms. Ross was Audit Manager of Arthur Andersen LLP, from 1999 to 2000. From 1997 to 1999, Ms. Ross was Corporate Controller for Armor Holdings, Inc. Ms. Ross was Assistant Controller for PSS World Medical, Inc. from 1995 to 1997.

     Vice President and Division Manager, Mr. Baxley was Vice President of Deli/Bakery Merchandising from 2000 to 2002. From 1996 to 2000, Mr. Baxley was Vice President, Deli/Bakery and Manufacturing of Smith's Food and Drug Centers. From 1993 to 1996, Mr. Baxley was Director of Deli/Food Service Marketing and Procurement for H.E. Butt Grocery Company.

     Vice President and Division Manager, Mr. Gore was Director of Corporate Retail Merchandising of Nash-Finch from 1999 to 2001. For the 20 years preceding 1999, Mr. Gore was employed at Albertson's, most recently as Division Grocery/Frozen/Dairy/Convenience Store/Coffee Bar Sales Manager.

     Vice President and Division Manager, Mr. Gue was Senior Director of Retail Operations of Nash-Finch from 1999 to 2002. For the 30 years preceding 1999, Mr. Gue was employed at Giant Food, Inc., most recently as Zone Director.

     Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected. Dennis M. Sheehan and John R. Sheehan are brothers. A. Dano Davis is the first cousin of T. Wayne Davis, Director, and the first cousin of the spouse of Charles P. Stephens, Director. No other executive officer has a family relationship with any other executive officer or director.

                                     PART II

ITEM  5:   MARKET  FOR  THE  REGISTRANT'S  COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The number of record holders of the Company's common stock as of June 26, 2002 was 46,491.

     There is a material restriction on the amount of dividends that can be paid by the Company under the Company's debt facility. The restriction on dividends is based on meeting a minimum adjusted free cash flow amount as further described in detail in the Company's Prospectus Supplement previously filed as
Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001 and credit agreement previously filed as Exhibit 10.9 to Form 8-K filed on March 29, 2001.

     Information required by this Item concerning sales prices of the Company's common stock and the frequency and amount of dividends is in Note 15 of the "Notes to Consolidated Financial Statements," on page F-45 included herein.

ITEM  6:   SELECTED FINANCIAL DATA

     The information required by this Item is on page F-1 included herein.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item begins on page F-2 included herein.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required by this Item begins on page F-9 included herein.

ITEM  8:   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Financial statements and supplemental data are set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 18 included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between the Company and its auditors within the 24 months prior to June 26, 2002.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with its 2002 Annual Meeting of Shareholders.

ITEM 11:   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with its 2002 Annual Meeting of Shareholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table highlights equity compensation plans.

                                            Number of securities
                                             to be issued upon              Weighted-
                                                exercise of              average exercise        Number of securities
                                            outstanding options               price              remaining available
                                           ---------------------       -------------------    --------------------------
Equity compensation plans
  approved by security holders                         1,550,045     $               20.32                    2,861,941

Equity compensation plans not
  approved by security holders                         1,080,864                     22.91                    2,271,400
                                           -----------------------     -------------------    --------------------------
Total                                                  2,630,909     $               21.38                    5,133,341
                                           =======================     ===================    ==========================

     See Note - 8(b) of the "Notes to Consolidated Financial Statements," page F-34 included herein, regarding the Company's Restricted Stock Plan which was adopted by the Company without stockholders approval.

     See Note - 8(c)2 of the "Notes of Consolidated Financial Statements," page F-35 included herein, regarding the Company's Retention and Attraction Program which was adopted by the Compensation Committee without shareholder approval.

     See Note - 8(c)3 of the "Notes of Consolidated Financial Statements," page F-35 included herein, regarding the CEO Stock Options which were awarded pursuant to an employment agreement between the Company and the Company's CEO and President.

     Additional information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with its 2002 Annual Meeting of Shareholders.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information required by this Item begins on page F-41 included herein. Other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with its 2002 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)    Financial Statements and Financial Statement Schedules:

           (1)      Financial Statements:

                    See "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 18 included herein.

           (2)      Financial Statement Schedules:

                    See "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 18 included herein.

           (3)      Exhibits:

                    Certain of the following exhibits which have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and which are designated in prior filings as noted below, are hereby incorporated by reference and made a part hereof:

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Exhibit
Number                   Description of Exhibit               Incorporated by Reference From
------                   ----------------------               ------------------------------

3.1             Restated Articles of Incorporation            Previously  filed  as Exhibit 3.1 to
                as filed with the Secretary of State          Form  10-K  for  the year ended June
                of Florida.                                   30, 1993,  which  Exhibit  is herein
                                                              incorporated by reference.

3.1.1           Amendment adopted October 7, 1992,            Previously filed as Exhibit 3.1.1 to
                to Restated Articles of Incorporation.        Form  10-K  for  the year ended June
                                                              30, 1993,  which  Exhibit  is herein
                                                              incorporated by reference.

3.1.2           Amendment adopted October 5, 1994,            Previously filed as Exhibit 3.1.2 to
                to Restated Articles of Incorporation.        Form  10-Q  for  the  quarter  ended
                                                              January 11, 1995,  which  Exhibit is
                                                              herein incorporated by reference.

3.1.3           Amendment adopted October 1, 1997,            Previously filed as Exhibit 3.1.3 to
                to Restated Articles of Incorporation.        Form  10-Q  for  the  quarter  ended
                                                              September 17, 1997, which Exhibit is
                                                              herein incorporated by reference.

3.2             Restated By-Laws of the Registrant as         Previously  filed  as Exhibit 3.2 to
                amended through April 25, 2002.               Form  10-Q  for  the  quarter  ended
                                                              April 3, 2002,   which  Exhibit   is
                                                              herein incorporated by reference.

4.2             First Supplemental Indenture, dated           Previously filed as  Exhibit 4.2 (a)
                March 29, 2001,  among  Winn-Dixie            to Form 8-K filed on March 29, 2001,
                Stores, Inc., the Guarantors named            which Exhibit is herein incorporated
                therein and Wilmington Trust Company,         by reference.
                as Trustee.

4.2.1           Second Supplemental Indenture, dated          Previously filed as Exhibit 4.2.1 to
                January 10, 2002, among Winn-Dixie            Form  10-Q  filed  on April 3, 2002,
                Stores, Inc., and Wilmington Trust            which Exhibit is herein incorporated
                Company, as Trustee.                          by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued


Exhibit
Number                   Description of Exhibit               Incorporated by Reference From
------                   ----------------------               ------------------------------

9.1             Agreement of Shareholders  of  D.D.I.,        Previously  filed  as Exhibit 9.1 to
                Inc. (formerly Vadis Investments, Inc.)       Form  10-K  for  the year ended June
                dated April 19, 1989.                         30, 1993, which  Exhibit  is  herein
                                                              incorporated by reference.

10.0*           Employment Agreement of Allen R. Rowland      Previously filed as Exhibit 10.0  to
                effective November 23, 1999.                  Form  10-K  for the  year ended June
                                                              28, 2000,  which  Exhibit  is herein
                                                              incorporated by reference.

10.1*           Annual Officer Incentive Compensation         Previously  filed as Exhibit 10.1 to
                Plan, effective June 15, 1998.                Form  10-Q  for  the  quarter  ended
                                                              September 16, 1998, which Exhibit is
                                                              herein incorporated by reference.

10.2.1*         Restricted  Stock  Plan,  as  amended         Previously  filed  as Exhibit 10.2.1
                effective August 2, 1999.                     to Form 10-Q for  the  quarter ended
                                                              September 22, 1999, which Exhibit is
                                                              herein incorporated by reference.

10.2.2*         Performance-Based Restricted Stock Plan       Previously  filed as  Exhibit 10.2.2
                as amended effective August 2, 1999.          to Form 10-Q for  the  quarter ended
                                                              September 22, 1999, which Exhibit is
                                                              herein incorporated by reference.

10.2.3*         Amendment  to  the  Performance-Based         Previously  filed as  Exhibit 10.2.3
                Restricted Stock Plan effective January       to Form 10-K for the year ended June
                26, 2000.                                     28, 2000,  which  Exhibit  is herein
                                                              incorporated by reference.

10.2.4*         Amendment to the Restricted Stock Plan        Previously  filed as  Exhibit 10.2.4
                effective August 9, 2000.                     to Form 10-K for the year ended June
                                                              27, 2001,  which  Exhibit  is herein
                                                              incorporated by reference.
----------

* Management contract or compensatory plan or agreement.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                   Description of Exhibit               Incorporated by Reference From
------                   ----------------------               ------------------------------

10.3*           Key  Employee Stock Option Plan effective     Previously  filed as Exhibit 10.3 to
                January 24, 1990  as  amended  effective      Form  10-Q  for  the  quarter  ended
                August 9, 2000.                               September 20, 2000, which Exhibit is
                                                              herein incorporated by reference.

10.4*           Supplemental  Retirement  Plan  dated         Previously filed as Exhibit 10.4  to
                July 1, 1994, as amended effective            Form  10-K  for  the year ended June
                June 15, 2000.                                28, 2000,  which  Exhibit  is herein
                                                              incorporated by reference

10.5*           Management Security Plan as amended and       Previously filed as Exhibit 10.5  to
                restated effective June 30, 1982.             Form  10-K  for  the year ended June
                                                              26, 1996, which  Exhibit  is  herein
                                                              incorporated by reference.

10.5.1*         Amendment effective May 1, 1992, to           Previously  filed  as Exhibit 10.5.1
                Management Security Plan.                     to Form 10-K for the year ended June
                                                              26, 1996,  which  Exhibit  is herein
                                                              incorporated by reference.

10.6*           Senior Corporate Officer's Management         Previously filed as Exhibit 10.6  to
                Security Plan as amended and restated         Form  10-K  for  the year ended June
                effective June 30, 1982.                      26, 1996,  which  Exhibit  is herein
                                                              incorporated by reference.

10.6.1*         Amendment  effective  May 1, 1992,  to        Previously  filed as  Exhibit 10.6.1
                Senior Corporate Officer's Management         to Form 10-K for the year ended June
                Security Plan.                                26, 1996,  which  Exhibit  is herein
                                                              incorporated by reference.

10.7            Winn-Dixie  Stores,  Inc.  Directors'         Previously  filed as Exhibit 10.7 to
                Deferred Fee Plan as amended through          Form  10-Q  for  the  quarter  ended
                October 4, 2000.                              September 20, 2000, which Exhibit is
                                                              herein incorporated by reference.

10.8            Winn-Dixie Stores, Inc. Stock Plan for        Previously filed as Exhibit 10.8  to
                Directors effective October 4, 2000.          Form  10-Q  for  the  quarter  ended
                                                              September 20, 2000, which Exhibit is
                                                              herein incorporated by reference.

----------

* Management contract or compensatory plan or agreement.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, continued

Exhibit
Number                   Description of Exhibit               Incorporated by Reference From
------                   ----------------------               ------------------------------

10.9            Credit Agreement, dated March 29, 2001,       Previously filed as Exhibit 10.9  to
                among Winn-Dixie Stores, Inc., First          Form  8-K  filed  on  March  29,2001
                Union National Bank and other lenders         which Exhibit is herein incorporated
                named therein, relating to Winn-Dixie         by reference.
                Stores, Inc.'s senior credit facility
                in the amount of $800,000,000.

10.9.1          Amendment to the Credit Agreement dated       Previously  filed as  Exhibit 10.9.1
                March 29, 2001, among Winn-Dixie Stores,      to  Form  10-Q for the quarter ended
                Inc.,  First  Union  National  Bank and       April  3,  2002,  which  Exhibit, is
                other lenders named therein, relating to      herein incorporated by reference.
                Winn-Dixie Stores, Inc.'s senior credit
                facility in the amount of $800,000,000
                effective March 14, 2002.

10.9.2          Second Amendment to credit agreement dated
                March 29, 2001, among Winn-Dixie Stores, Inc.,
                Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie
                Stores, Inc.'s senior credit facility in the amount of $800,000,000 effective May 3, 2002.

12.0            Computation of Ratios of Earnings to Fixed
                Charges for Winn-Dixie Stores, Inc.

21.1            Subsidiaries of Winn-Dixie Stores, Inc.

23.1            Consent of KPMG LLP.

99.1            Written Statement of the Chief Executive Officer,
                Pursuant to 18 U.S.C. Section 1350.

99.2            Written Statement of the Chief Financial Officer,
                Pursuant to 18 U.S.C. Section 1350.

         (b)    Reports on Form 8-K:

     There were no reports on Form 8-K filed for the quarter ended June 26, 2002.

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


                                             WINN-DIXIE STORES, INC.



                                      By         /s/    Allen R. Rowland
                                                    --------------------
                                                        Allen R. Rowland
                                                    (Chief Executive Officer)


                                      Date               August 7, 2002
                                               ---------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/      A. Dano Davis            Chairman and Director           August 7, 2002
   --------------------------
        (A. Dano Davis)


/s/   Allen R. Rowland            President and Director          August 7, 2002
   --------------------------     (Chief Executive Officer)
      (Allen R. Rowland)


/s/    Richard P. McCook          Senior Vice President           August 7, 2002
   --------------------------     (Chief Financial Officer)
      (Richard P. McCook)


/s/    D. Michael Byrum           Vice President                  August 7, 2002
   --------------------------     (Corporate Controller and
      (D. Michael Byrum)          Chief Accounting Officer)

/s/    T. Wayne Davis             Director                        August 7, 2002
   --------------------------
      (T. Wayne Davis)


/s/    Charles P. Stephens        Director                        August 7, 2002
   --------------------------
      (Charles P. Stephens)


/s/    Armando M. Codina          Director                        August 7, 2002
   --------------------------
      (Armando M. Codina)


/s/    Carleton T. Rider          Director                        August 7, 2002
   --------------------------
      (Carleton T. Rider)


/s/    Julia B. North             Director                        August 7, 2002
   --------------------------
      (Julia B. North)


/s/    Tillie K. Fowler           Director                        August 7, 2002
   --------------------------
      (Tillie K. Fowler)


/s/    Ronald Townsend            Director                        August 7, 2002
   --------------------------
      (Ronald Townsend)

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA




Selected Financial Data                                                                                         F-1

Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                              F-2

Consolidated Financial Statements and Supplemental Data:

         Report of Management                                                                                  F-13

         Independent Auditors' Report                                                                          F-14

         Consolidated Statements of Operations, Years ended
           June 26, 2002, June 27, 2001 and June 28, 2000                                                      F-15

         Consolidated Balance Sheets, Years ended June 26, 2002 and June 27, 2001                              F-16

         Consolidated Statements of Cash Flows, Years ended
           June 26, 2002, June 27, 2001 and June 28, 2000                                                      F-17

         Consolidated Statements of Shareholders' Equity, Years ended
           June 26, 2002, June 27, 2001 and June 28, 2000                                                      F-18

         Notes to Consolidated Financial Statements                                                            F-19

Financial Statement Schedules:

         Independent Auditors' Report on Financial Statement Schedule                                           S-1

         Schedule II -   Consolidated Valuation and Qualifying Accounts,
                  Years ended June 26, 2002, June 27, 2001 and June 28, 2000                                    S-2


All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

                            SELECTED FINANCIAL DATA**



                                                                      2002      2001       2000        1999*     1998
                                                                      ----      ----       ----        -----     ----
Sales                                                                   Dollars in millions except per share data

Sales from continuing operations                                $      12,334    12,239     13,004     13,392    12,852
   Percent increase (decrease)                                            0.8      (5.9)      (2.9)       4.2       2.9
Earnings Summary
Gross profit from continuing operations                         $       3,418     3,297      3,554      3,710     3,531
Percent of sales                                                         27.7      26.9       27.3       27.7      27.5
Other operating and administrative expenses from continuing
  operations                                                    $       3,052     2,972      3,388      3,376     3,168
Percent of sales                                                         24.7      24.3       26.1       25.2      24.7
Net earnings (loss) from continuing operations                  $         189        77       (213)       187       198
(Loss) earnings  from discontinued operations, net of taxes     $        (100)      (32)       (16)        (5)        1
Extraordinary item, net of taxes                                $          (2)        -          -          -         -
Net earnings (loss)                                             $          87        45       (229)       182       199
   Percent of net earnings (loss) to sales                                0.7       0.4       (1.8)       1.3       1.5
Common Stock Data
Earnings (loss) per share from continuing operations:
Basic                                                           $        1.35      0.55      (1.47)      1.26      1.33
Diluted                                                         $        1.35      0.55      (1.47)      1.26      1.32
(Loss) earnings per share from discontinued operations:
Basic                                                           $       (0.71)    (0.23)     (0.10)     (0.03)     0.01
Diluted                                                         $       (0.71)    (0.23)     (0.10)     (0.03)     0.01
Extraordinary item:
Basic                                                           $       (0.02)        -          -          -         -
Diluted                                                         $       (0.02)        -          -          -         -
Earnings (loss) per share:
Basic                                                           $        0.62      0.32      (1.57)      1.23      1.34
Diluted                                                         $        0.62      0.32      (1.57)      1.23      1.33
Cash Dividends
Dividends paid                                                  $          50       143        149        151       151
Percent of net earnings from continuing operations (loss)                26.3     186.0      (69.8)      80.8      76.4
Percent of net earnings (loss)                                           57.4     315.3      (65.1)      82.9      76.0
Per share (present rate $0.20)                                  $        0.36      1.02       1.02       1.02      1.02
Financial Data
Cash flow information:
Net cash provided by operating activities                       $         377       245        743        436       465
Net cash used in investing activities                           $         (65)     (444)      (196)      (335)     (326)
Net cash (used in) provided by financing activities             $        (205)      290       (542)      (100)     (129)
Capital expenditures, net                                       $          84       313        213        334       369
Depreciation and amortization                                   $         176       184        257        292       330
Working capital                                                 $         528       449         50        285       263
Current ratio                                                             1.5       1.4        1.0        1.2       1.4
Total assets                                                    $       2,938     3,042      2,747      3,149     3,069
Long-term obligations under capital leases                      $          25        29         32         38        49
Present value of future rentals under operating leases          $       2,283     2,550      2,408      2,575     2,389
Long-term rental obligations on closed stores                   $         181       154        220         35        34
Long-term debt                                                  $         541       697          -          -         -
Total long-term obligations (Long-term debt + leases)           $       3,030     3,430      2,660      2,648     2,472
Long-term obligations to equity ratio                           $         3.7       4.4        3.1        1.9       1.8
Comprehensive income (loss)                                     $          84        44       (232)       183       199
Shareholders' equity                                            $         812       772        868      1,411     1,369

----------

*53 weeks
**The selected data was reclassified to reflect the Texas and Oklahoma operation exit as a discontinued operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

     Continuing Operations: Sales from continuing operations for fiscal 2002 were $12.3 billion, compared to $12.2 billion and $13.0 billion for fiscal years 2001 and 2000, respectively. This reflects an increase of 0.8% for fiscal 2002, a decrease of 5.9% for fiscal 2001 and a decrease of 2.9% in fiscal 2000. Average store sales from continuing operations, which is an average for all continuing operating stores based on the number of weeks open during the fiscal year, decreased 3.0% for the current year, remained relatively flat in fiscal 2001 and decreased 0.9% in fiscal 2000. Identical store sales from continuing operations, which include enlargements and exclude the sales from stores that opened or closed during the fiscal year, decreased 2.5% for the current year and decreased 4.4% and 4.1%, for fiscal years 2001 and 2000, respectively. Comparable store sales from continuing operations, which include replacement stores, decreased 2.3% for the current year and decreased 4.1% and 3.2%, for fiscal years 2001 and 2000, respectively.

     Identical store sales improved during fiscal 2002 as a result of a new marketing effort and the positive impact of the conversion of 41 locations to the Save Rite Grocery Warehouse concept. As part of the new marketing effort, the Company introduced a Customer Reward Card program which allows the customer to receive ongoing benefits that include merchandise discounts, sweepstakes entries, notification of special events, participation in specialty merchandise clubs, discounts on services provided by select marketing partners and other special incentives. The Customer Reward Card has been in use in the Company's Florida area stores since March 2002. The Customer Reward Card was introduced to the Company's Louisiana, Alabama, Mississippi and Georgia markets on June 27, 2002. The Company expects improvement in identical store sales to continue into fiscal 2003 as a result of these efforts.

     For the 52 weeks ended June 26, 2002, the Company opened 5 new stores, averaging 45,900 square feet, closed 85 stores, averaging 45,100 square feet and enlarged or remodeled 29 store locations, for a total of 1,073 locations in operation on June 26, 2002, compared to 1,153 on June 27, 2001. As of June 26, 2002, retail space totaled 47.5 million square feet, a 7.0% decrease over the prior year. The 85 store closings include 76 stores associated with the exiting of the Texas and Oklahoma operations.

     As a percent of sales from continuing operations, gross profit margins were 27.7%, 26.9% and 27.3% in fiscal 2002, 2001 and 2000, respectively. Gross profit margin increased in the current year primarily as a result of a change in the product sales mix and improvements in procurement obtained from the Company's restructuring plan. The increase was partially offset by the increase in sales markdowns associated with the Customer Reward Card program and merchandise losses and markdown discounts incurred during the transition of 41 locations to the Save Rite Grocery Warehouse format. Continued improvement in gross profit is anticipated through enhanced procurement practices and promotional activities as well as shrink reduction initiatives. The amount retained through improvements in gross profit margin and not passed on to the customer will be determined by competitive activity.

     Approximately 84% of the Company's inventories are valued under the LIFO (last-in, first-out) method. The LIFO reserve adjustment resulted in a pre-tax increase in gross profit of $4.5 million in fiscal 2002 and $12.0 million in fiscal 2001. The LIFO reserve adjustment resulted in a pre-tax decrease in gross profit of $15.1 million in fiscal 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations, continued

     Other operating and administrative expenses from continuing operations increased $79.9 million in fiscal 2002, decreased $415.9 million in fiscal 2001 and increased $11.7 million in fiscal 2000. As a percent of sales, other operating and administrative expenses from continuing operations were 24.7%, 24.3% and 26.1% in fiscal 2002, 2001 and 2000, respectively.

     The increase in other operating and administrative expenses from continuing operations in fiscal 2002 was primarily due to retail and administrative expenses, such as rent, salaries and supplies, associated with the operation of 77 additional stores acquired during fiscal 2001. The change in other operating and administrative expenses from continuing operations for the 77 additional stores totaled approximately $60.7 million.

     The decrease in other operating and administrative expenses from continuing operations in 2001 was primarily due to a decrease in retail and administrative operating expenses, such as payroll, depreciation, rent and leasehold improvement amortization. The expense reduction was an expected result of the restructuring and came primarily from the elimination of high labor cost service departments and expense reductions from the retrofit activity, certain labor efficiency initiatives adopted by the Company and from the closing of the division offices and retail stores.

     Interest expense totaled $57.8 million, $52.8 million and $47.1 million in fiscal 2002, 2001 and 2000, respectively. Interest expense is primarily interest on short-term and long-term debt and interest on capital lease obligations. Interest expense has increased in the current year as compared to the previous year due to increased average debt outstanding and higher average interest rates paid on debt. Interest in the fourth quarter of fiscal 2002 decreased $4.7 million as compared to fiscal 2001 primarily due to the prepayment of $150.0 million on the six-year term loan in January 2002. On July 29, 2002, the Company prepaid an additional $100.0 million on the six-year term loan. The Company expects a decrease in interest expense in fiscal 2003 due to the lower amount of debt outstanding.

     Earnings (loss) from continuing operations before income taxes were $308.2 million, $124.8 million and $(277.2) million in fiscal 2002, 2001 and 2000, respectively. The increase in fiscal 2002 as compared to 2001 and 2000 is primarily due to restructuring costs of $147.2 million and $396.0 million for fiscal 2001 and 2000, respectively. No restructuring costs were incurred in fiscal 2002. The effective income tax expense (benefit) rates were 38.5%, 38.5% and (23.0)% for fiscal 2002, 2001 and 2000, respectively. The effective tax rate for fiscal 2000 reflects the effects of certain restructuring expenses and COLI adjustments.

     Net earnings (loss) from continuing operations were $189.5 million, or $1.35 per diluted share for fiscal 2002, $76.8 million, or $0.55 per diluted share for fiscal 2001 and $(213.4) million, or $(1.47) per diluted share for fiscal 2000. The LIFO reserve adjustment increased earnings from continuing operations by $2.8 million, or $0.02 per diluted share in fiscal 2002, increased earnings from continuing operations by $7.4 million, or $0.05 per diluted share in fiscal 2001 and increased loss from continuing operations by $9.3 million, or $0.06 per diluted share in fiscal 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations, continued

     Discontinued Operations: On May 6, 2002, the Company announced plans to exit its Texas and Oklahoma operations which consisted of 76 stores, a distribution center and a dairy plant. The decision resulted from continued losses and a reduction of market share. Under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Texas and Oklahoma operations are defined as components of an entity. Accordingly, the operating results from current and prior periods are reported as discontinued operations on the Consolidated Statements of Operations. The pre-tax loss from discontinued operations was $46.4 million, $51.2 million and $25.2 million, for fiscal years 2002, 2001 and 2000, respectively. The loss in fiscal 2002 decreased from fiscal 2001 due to the early closures of several retail locations and the suspension of depreciation for equipment and leaseholds in May 2002. The loss in fiscal 2001 increased from fiscal 2000 primarily due to deteriorating market conditions after the planned sale of the Texas and Oklahoma operations was terminated in fiscal 2000.

     The pre-tax loss on disposal of $126.4 million includes employee termination costs, lease termination costs, asset impairments, travel costs and capital asset and inventory disposal costs. See Note 13 - Discontinued Operations for further discussion.

     Income tax benefit from the discontinued operations was $72.5 million, $19.7 million and $9.7 million in fiscal years 2002, 2001 and 2000, respectively. The effective income tax benefit rates were 41.9%, 38.5% and 38.5% for fiscal years 2002, 2001 and 2000, respectively. The effective tax rate for fiscal 2002 reflects the tax effect of certain disposal costs.

     Net Earnings: Net earnings (loss) amounted to $86.9 million, or $0.62 per diluted share for fiscal 2002, $45.3 million, or $0.32 per diluted share for fiscal 2001 and $(228.9) million, or $(1.57) per diluted share for fiscal 2000.

Liquidity and Capital Resources

     Cash and marketable securities amounted to $246.5 million, $121.1 million and $29.6 million at the end of fiscal years 2002, 2001 and 2000, respectively. Cash provided by operating activities amounted to $377.0 million in fiscal 2002, $244.9 million in fiscal 2001 and $743.3 million in fiscal 2000. The increase in net cash provided by operations in fiscal 2002 is largely due to a reduction in merchandise inventories and an increase in net earnings.

     Working capital amounted to $528.4 million, $449.3 million and $50.4 million in fiscal 2002, 2001 and 2000, respectively. The increase in the current year was due in part to proceeds received from the sale of facilities of $65.5 million and an increase in cash from operations. The increase from fiscal 2000 to 2001 was due in part to the refinancing of the Company's short-term borrowings into long-term debt.

Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources, continued

     Net cash used in investing activities totaled $64.8 million, $443.6 million and $196.1 million in fiscal 2002, 2001 and 2000, respectively. The decrease in the current year was largely due to prior year acquisitions with a decrease in capital expenditures in the current year and was offset by an increase in proceeds from the sale of facilities. In the previous year, the Company acquired 77 retail locations totaling $123.8 million, which resulted in an increase in cash used in investing activities in fiscal 2001. Net capital expenditures totaled $83.5 million, $313.3 million and $213.0 million in fiscal 2002, 2001 and 2000, respectively. The current and previous year expenditures were for new store locations, remodeling and enlarging of store locations, retrofits and maintenance support facilities. In the previous year, additional capital expenditures were made for a warehouse facility in Baldwin, Florida. The Company has no material construction or purchase commitments outstanding as of June 26, 2002.

     Net cash (used in) provided by financing activities was $(205.4) million, $290.2 million and $(542.3) million in 2002, 2001 and 2000, respectively. The decrease in the current year was due primarily to the prepayment of $150.0 million on the six-year term loan and was offset by the reduction of dividend payments of $93.0 million. In the previous year, the Company received net proceeds of $465 million from the credit facilities. See Note 6 - Debt for further discussion on the credit facilities.

     The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability that might result from any such proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Impact of Inflation

     Winn-Dixie's primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies, including improvements in merchandise procurement, and to the extent permitted by the competition, through improved gross profit margins.

Critical Accounting Policies

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management's Discussion and Analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company constantly reviews these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

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

     Self-insurance reserves. It is the Company's policy to self insure for certain insurable risks consisting primarily of physical loss to property, business interruptions, workers' compensation, comprehensive general and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company's self-insurance obligations and future expense.

     Long-lived assets. The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

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

     Intangible assets and goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires companies to cease amortizing goodwill that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has determined that it is contained within one reporting unit and, as such, impairment is tested at the company level. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

Management's Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies, continued

     Intangible assets and goodwill, continued. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows. The Company believes that, based on current conditions, materially different reported results are not likely to result from goodwill and intangible impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

     Store closing costs. The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and other related exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. The Company estimates the lease liabilities, net of estimated sublease income only to the extent of the liability, using a discount rate based on long-term rates with a remaining lease term based on an estimated disposition date to calculate the present value of the anticipated rent payments on closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the anticipated lease term. Store closings are generally completed within one year after the decision to close.

     Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess accrued store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Severance costs are rarely incurred in connection with ordinary store closings.

     Store closing liabilities are reviewed quarterly and adjusted to ensure that any accrued amount is properly stated. Although the Company believes that the estimates used are reasonable, significant differences related to the items noted above or a change in market conditions could materially affect the Company's reserve for store closing obligations and future expense.

     COLI litigation. The Company was a party to litigation arising from its interpretation of certain provisions of the U.S. tax code. The Company received an unfavorable court decision related to the deduction of interest expense on Company Owned Life Insurance (COLI). See Note 5 - Income Taxes for further discussion. Appeals have been unsuccessful in reversing the decision. The Company has recorded a reserve based on consultations with outside legal counsel and historical negotiations of similar cases. The Company has and will continue to negotiate the ultimate settlement of this matter. There are uncertainties in any litigation of this nature and the ultimate settlement could vary from the amounts recorded in the Consolidated Financial Statements. While the ultimate outcome of this matter cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") discontinued the practice of amortizing goodwill on indefinite lived intangible assets and initiates an annual review of impairment. The Company adopted SFAS 142 in July 2001. See Note 3 - Goodwill and Other Intangible Assets for further discussion.

     Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") requires that long-lived assets to be disposed of by sale are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. In addition this statement modifies the reporting requirements for discontinued operations. Long-lived assets, whether to be held for sale or held and used should be measured at the lower of their carrying amount or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier adoption encouraged, and was adopted by the Company for its June 26, 2002 financial statements. The Company has determined that the adoption of this standard will require the Company to disclose the Texas and Oklahoma operations as a discontinued operation in fiscal 2002 and reclassify prior period presentation. See Note 13 - Discontinued Operations for further discussion.

     Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") becomes effective for the Company in July 2002. The adoption of SFAS 145 will require that losses on early extinguishment of debt be included in continuing operations rather than as an extraordinary item.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk

     Cash Flow Hedge: The Company has outstanding a $246 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risk from changes in interest rates. The instruments primarily used to mitigate the risk are interest rate swaps. The derivative instruments held on the $246 million six-year term loan are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

     The Company has entered into two interest rate swap agreements to hedge the interest rate risk associated with the $246 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At June 26, 2002, the Company had interest rate swaps with a notional amount of $250 million. The notional amounts do not represent a measure of exposure to the Company.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

     The maturities and interest rates on the interest rate swaps for the six-year term loan are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (1.839% as of June 26, 2002).



            Notional Amount
            (in thousands)         Maturity           Fixed Rate
            --------------      --------------        ----------
            $  150,000          March 29, 2003           4.81%
            ------------        --------------        ----------
               100,000          March 29, 2004           5.03%
            ------------        --------------        ----------
            $  250,000
            ============


     The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 26, 2002, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $7.6 million ($4.7 million after tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense, including the effect of interest rate swaps, at a weighted average rate of 7.65% on the $246 million outstanding in variable rate debt.

Management's Discussion and Analysis of Financial Condition and Results of Quantitative and Qualitative Disclosures About Market Risk, continued

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

     On July 26, 2002, the Company unwound the swap with a notional amount of $150.0 million and a maturity of March 29, 2003. The swap was unwound in conjunction with a $100.0 million pay down of the related debt on July 29, 2002.

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

     In accordance with SFAS 133, the Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges and, accordingly, uses the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. At June 26, 2002, the Company decreased the fair value of the 8.875% senior notes by $4.1 million and recorded the corresponding interest rate swap liability of $4.1 million in the other liabilities section of the Consolidated Balance Sheets.

     The Company's objectives for entering into these swaps were to reduce the Company's exposure to changes in the fair value of the debt and to obtain variable rate financing at an attractive cost. The swaps effectively converted the fixed-rate debt to a floating rate. The agreement involves receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

Management's Discussion and Analysis of Financial Condition and Results of Quantitative and Qualitative Disclosures About Market Risk, continued

     The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of June 26, 2002.


                                                        Expected Maturity Date
                                                    (Dollar amounts in thousands)

                                                                                      There-                    Fair
                               2003       2004       2005       2006        2007      after         Total       Value
                               ----       ----       ----       ----        ----      -----         -----       -----
Liabilities:

Long-term debt
Fixed rate                $     279        276       273        270          267      300,069    $ 301,434    $ 315,054
Average interest rate          9.40%      9.40%     9.40%      9.40%        9.40%        8.88%        8.88%

Variable rate             $   2,460      2,460     2,460      2,460      236,160            -    $ 246,000    $ 246,000
Average interest rate          4.93%      6.73%     7.76%      8.23%        8.57%           -         8.51%

Interest rate derivatives

Interest rate swaps

Variable to Fixed         $ 150,000    100,000         -          -            -            -    $ 250,000    $  (7,639)
Average pay rate               4.81%      5.03%        -          -            -            -         4.90%
Average receive rate           2.18%      3.98%        -          -            -            -         2.90%

Fixed to Variable         $       -          -         -          -            -      300,000    $ 300,000    $  (4,083)
Average pay rate                  -          -         -          -            -         9.99%        9.99%
Average receive rate              -          -         -          -            -         8.88%        8.88%

Management's Discussion and Analysis of Financial Condition and Results of Cautionary Statement Regarding Forward-Looking Information and Statements

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

Factors that may cause actual results to differ materially from those projected include, but are not limited to:

o the Company's ability to achieve the benefits contemplated from the various operational changes being implemented by management;

o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;

o    changes in federal,  state or local  legislation or  regulations  affecting
     food  manufacturing,   food  distribution,  or  food  retailing,  including
     environmental compliance;

o the possible impact of changes in the ratings assigned to the Company's debt instruments by nationally recognized rating agencies; and

o general business and economic conditions in the Company's operating regions, including conditions arising from the recession of 2001, recent stock market decline, the rate of inflation/deflation, changes in population, consumer demands and spending and the availability of new employees.

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




         Allen R. Rowland                   Richard P. McCook
         President and                      Senior Vice President
         Chief Executive Officer            and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and the Board of Directors
Winn-Dixie Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 26, 2002 and June 27, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 26, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 26, 2002 and June 27, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the consolidated financial statements, effective June 28, 2001, Winn-Dixie Stores, Inc. and subsidiaries adopted the provision of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".




                                                  KPMG  LLP


Jacksonville, Florida
August 7, 2002

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Years ended June 26, 2002, June 27, 2001 and June 28, 2000


                                                                          2002                  2001                 2000
                                                                      ------------         ----------         ----------
                                                                             Amounts in thousands except per share data

Net sales                                                             $ 12,334,353         12,238,874         13,004,194
Cost of sales, including warehouse and delivery expenses                 8,916,507          8,942,043          9,450,463
                                                                      ------------         ----------         ----------
Gross profit on sales                                                    3,417,846          3,296,831          3,553,731
Other operating and administrative expenses                              3,051,840          2,971,917          3,387,798
Restructuring and other non-recurring charges                                    -            147,245            396,029
                                                                      ------------         ----------         ----------
Operating income (loss)                                                    366,006            177,669           (230,096)
Interest:
Interest on capital lease obligations                                        3,810              4,188              4,458
Other interest                                                              54,029             48,657             42,630
                                                                      ------------         ----------         ----------
Total interest                                                              57,839             52,845             47,088
                                                                      ------------         ----------         ----------
Earnings (loss) from continuing operations
   before income taxes                                                     308,167            124,824           (277,184)
Income taxes                                                               118,644             48,036            (63,804)
                                                                      ------------         ----------         ----------
Net earnings (loss) from continuing operations                             189,523             76,788           (213,380)
                                                                      ------------         ----------         ----------
Discontinued operations (Note 13)
Loss from discontinued operations                                          (46,432)           (51,182)           (25,227)
Loss on disposal of discontinued operations                               (126,394)                 -                  -
Income tax benefit                                                         (72,479)           (19,705)            (9,712)
                                                                      ------------         ----------         ----------
Net loss from discontinued operations                                     (100,347)           (31,477)           (15,515)
                                                                      ------------         ----------         ----------
Net earnings (loss) before extraordinary item                               89,176             45,311           (228,895)
Extraordinary item                                                          (2,310)                 -                  -
                                                                      ------------         ----------         ----------
Net earnings (loss)                                                   $     86,866             45,311           (228,895)
                                                                      ============             ======           ========
Basic earnings per share:
Earnings (loss) from continuing operations                            $       1.35               0.55              (1.47)
Loss from discontinued operations
(including loss on disposal)                                                 (0.71)             (0.23)             (0.10)
Extraordinary item                                                           (0.02)                 -               -
                                                                      ------------         ----------         ----------
Basic earnings (loss) per share                                       $       0.62               0.32              (1.57)
                                                                      ============               ====              =====

Diluted earnings per share:
Earnings (loss) from continuing operations                            $       1.35               0.55              (1.47)
Loss from discontinued operations
(including loss on disposal)                                                 (0.71)             (0.23)             (0.10)
Extraordinary item                                                           (0.02)                 -               -
                                                                      ------------         ----------         ----------
Diluted earnings (loss) per share                                     $       0.62               0.32              (1.57)
                                                                      ============               ====              =====

Dividends per share                                                   $       0.36               1.02               1.02
                                                                      ============               ====              =====
Weighted average common shares outstanding-basic                           140,290            139,824            145,445
                                                                      ============               ====              =====
Weighted average common shares outstanding-diluted                         140,617            140,399            145,445
                                                                      ============               ====              =====

See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         June 26, 2002 and June 27, 2001


ASSETS                                                                                        2002                   2001
                                                                                            ---------              ---------
                                                                                      Dollar amounts in thousands expect par value
Current Assets:
Cash and cash equivalents                                                                 $   227,846                121,061
Marketable securities                                                                          18,606                      -
Trade and other receivables, less allowance for doubtful items of
$2,779 ($3,935 in 2001)                                                                       116,154                109,159
Merchandise inventories less LIFO reserve of
$215,873 ($220,411 in 2001)                                                                 1,063,288              1,198,602
Prepaid expenses and other assets                                                              53,934                 34,643
Deferred income taxes                                                                         158,478                135,736
                                                                                          -----------                -------
Total current assets                                                                        1,638,306              1,599,201
                                                                                          -----------                -------
Cash surrender value of life insurance, net                                                    16,197                 16,876
Property, plant and equipment, net                                                            966,752              1,146,654
Goodwill                                                                                       87,808                 87,808
Non-current deferred income taxes                                                             113,291                106,145
Other assets, net                                                                             115,224                 84,986
                                                                                          -----------                -------
Total assets                                                                              $ 2,937,578              3,041,670
                                                                                          ===========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                                                         $     2,739                  4,291
Current obligations under capital leases                                                        3,471                  3,270
Accounts payable                                                                              509,704                599,850
Reserve for insurance claims and self-insurance                                                98,450                100,850
Accrued wages and salaries                                                                    111,556                109,183
Accrued rent                                                                                  144,597                131,837
Accrued expenses                                                                              174,805                176,332
Income taxes payable                                                                           64,582                 24,294
                                                                                          -----------                -------
Total current liabilities                                                                   1,109,904              1,149,907
                                                                                          -----------                -------
Reserve for insurance claims and self-insurance                                               160,226                147,964
Long-term debt                                                                                540,612                697,414
Obligations under capital leases                                                               24,787                 28,953
Defined benefit plan                                                                           52,887                 49,027
Lease liability on closed stores                                                              180,785                153,874
Other liabilities                                                                              55,993                 42,877
                                                                                          -----------                -------
Total liabilities                                                                           2,125,194              2,270,016
                                                                                          -----------                -------
Commitments and contingent liabilities  (Notes 5, 6, 7, 9 and 11)
Shareholders' Equity:
    Common stock $1 par value. Authorized 400,000,000 shares;
  140,592,009 shares outstanding in 2002 and 140,466,235 in 2001                              140,592                140,466
Retained earnings                                                                             676,322                634,694
Accumulated other comprehensive income                                                         (4,530)                (1,587)
Associates' stock loans                                                                             -                 (1,919)
                                                                                          -----------                -------
Total shareholders' equity                                                                    812,384                771,654
                                                                                          -----------                -------
Total liabilities and shareholders' equity                                                $ 2,937,578              3,041,670
                                                                                          ===========              =========


See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years ended June 26, 2002, June 27, 2001 and June 28, 2000

                                                                                      2002                 2001              2000
                                                                                    ---------             ------           --------
                                                                                                Dollar amounts in thousands
Cash flows from operating activities:
Net earnings (loss)                                                                 $  86,866             45,311           (228,895)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Extraordinary item                                                                      2,310                  -                  -
Gain on sale of facilities                                                             (7,517)                 -                  -
Asset impairment write-off                                                             36,959                  -                  -
Depreciation and amortization                                                         175,520            183,559            256,671
Deferred income taxes                                                                 (28,141)            60,336           (189,046)
Defined benefit plan                                                                    3,860              3,786              4,007
Reserve for insurance claims and self-insurance                                        (9,807)             5,689             75,408
Stock compensation plans                                                                4,476              8,007             (1,144)
Change in operating assets and liabilities, net of effects
from acquisitions:
Trade and other receivables                                                            (6,995)            (1,734)            80,888
Merchandise inventories                                                               115,452            (39,962)           283,693
Prepaid expenses and other assets                                                       8,521             25,416            (11,776)
Accounts payable                                                                      (81,868)            23,009            (87,959)
Income taxes payable                                                                   41,734            (61,312)            74,867
Other current accrued expenses                                                         35,579             (7,217)           486,565
Net cash provided by operating activities                                             376,949            244,888            743,279

Cash flows from investing activities:
Purchases of property, plant and equipment, net                                       (83,541)          (313,319)          (212,990)
(Increase) decrease in investments and other assets                                   (28,386)            (6,519)            16,872
Marketable securities                                                                 (18,333)                 -                  -
Proceeds from sale of facilities (including inventory)                                 65,472                  -                  -
Acquisitions, net of cash acquired                                                          -           (123,753)                 -
Net cash used in investing activities                                                 (64,788)          (443,591)          (196,118)

Cash flows from financing activities:
Decrease in short-term borrowings                                                           -           (235,000)          (230,000)
Proceeds from issuance of long-term debt                                                    -            700,000                  -
Debt issuance costs                                                                      (681)           (24,210)                 -
Principal payments on long-term debt                                                 (154,271)              (257)                 -
Principal payments on capital lease obligations                                        (3,129)            (2,857)            (2,612)
Purchase of common stock                                                                 (229)           (17,003)          (162,272)
Proceeds of sales under associates' stock purchase plan                                 1,919             11,833                164
Dividends paid                                                                        (49,899)          (142,853)          (148,966)
Other                                                                                     914                535              1,355
Net cash (used in) provided by financing activities                                  (205,376)           290,188           (542,331)

Increase in cash and cash equivalents                                                 106,785             91,485              4,830
Cash and cash equivalents at the beginning of the year                                121,061             29,576             24,746
Cash and cash equivalents at the end of the year                                    $ 227,846            121,061             29,576

Supplemental cash flow information:
Interest paid                                                                       $  58,073             37,064             23,058
Interest and dividends received                                                     $   1,485              2,327                808
Income taxes paid                                                                   $  35,689             29,307             40,663



See accompanying notes to consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Years ended June 26, 2002, June 27, 2001, and June 28, 2000
                  (Amounts in thousands except per share data)


                                         Number      Dollar                          Accumulated
                                           of       Value of                           Other           Associates'        Total
                                         Common      Common          Retained       Comprehensive        Stock         Shareholders'
                                         Shares       Stock          Earnings           Income           Loans            Equity
                                      ----------  -------------   --------------  -----------------  --------------   --------------
Balances at June 30, 1999               148,577   $    148,577        1,259,597              3,069            (164)   $   1,411,079
                                      ----------  -------------   --------------  -----------------  --------------   --------------

Comprehensive loss:
   Net loss                                   -              -         (228,895)                 -               -         (228,895)
   Realized gain on securities,
      net of tax                              -              -                -             (3,069)              -           (3,069)
                                      ----------  -------------   --------------  -----------------  --------------   --------------
   Total comprehensive loss                   -              -         (228,895)            (3,069)              -         (231,964)
Cash dividends, $1.02 per share               -              -         (148,966)                 -               -         (148,966)
Common stock issued and stock
   compensation expense                     131            131             (131)                 -               -                -
Common stock acquired                    (7,878)        (7,878)        (154,394)                 -               -         (162,272)
Stock options exercised                       -              -             (187)                 -               -             (187)
Associates' stock loans, payments             -              -                -                  -             164              164
Other                                         -              -              (19)                 -               -              (19)
                                      ----------  -------------   --------------  -----------------  --------------   --------------
Balances at June 28, 2000               140,830   $    140,830          727,005                  -               -    $     867,835
                                      ----------  -------------   --------------  -----------------  --------------   --------------

Comprehensive income:
   Net earnings                               -              -           45,311                  -               -           45,311
   Unrealized loss on derivative
      instruments, net of tax                 -              -                -             (1,587)              -           (1,587)
                                      ----------  -------------   --------------  -----------------  --------------   --------------
   Total comprehensive income                 -              -           45,311             (1,587)              -           43,724
Cash dividends, $1.02 per share               -              -         (142,853)                 -               -         (142,853)
Common stock issued and stock
   compensation expense                     811            811           20,988                  -               -           21,799
Common stock acquired                    (1,180)        (1,180)         (15,823)                 -               -          (17,003)
Stock options exercised                       5              5               66                  -               -               71
Associates' stock loans outstanding           -              -                -                  -          (1,919)          (1,919)
                                      ----------  -------------   --------------  -----------------  --------------   --------------
Balances at June 27,  2001              140,466   $    140,466          634,694             (1,587)         (1,919)   $     771,654
                                      ----------  -------------   --------------  -----------------  --------------   --------------

Comprehensive income:
   Net earnings                               -              -           86,866                  -               -           86,866
   Unrealized loss on derivative
  instruments, net of tax                     -              -                -             (3,111)              -           (3,111)
   Unrealized gain on marketable
     securities, net of tax                   -              -                -                168               -              168
                                      ----------  -------------   --------------  -----------------  --------------   --------------
   Total comprehensive income                 -              -           86,866             (2,943)              -           83,923
Cash dividends, $0.36 per share               -              -          (49,899)                 -               -          (49,899)
Common stock issued and stock
   compensation expense                     110            110            4,261                  -               -            4,371
Common stock acquired                       (26)           (26)            (203)                 -               -             (229)
Stock options exercised                      42             42              603                  -               -              645
Associates' stock loans, payments             -              -                -                  -           1,919            1,919
                                      ----------  -------------   --------------  -----------------  --------------   --------------
Balances at June 26,  2002              140,592   $    140,592          676,322             (4,530)              -    $     812,384
                                      ==========  =============   ==============  =================  ==============   ==============


 See accompanying notes to consolidated financial statements

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


1. Summary of Significant Accounting Policies and Other Information

  (a) The Company: Winn-Dixie Stores, Inc. and its subsidiaries (the "Company") operate as a major food retailer in twelve states and the Bahama Islands. As of June 26, 2002, the Company operated 1,073 retail stores, 34 fuel centers and 31 liquor stores. In support of its retail operations, the Company has 15 warehouse distribution centers and 16 manufacturing plants.

  (b) Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal years 2002, 2001 and 2000 are comprised of 52 weeks.

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

  (e) Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

  (f) Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


1.  Summary of Significant Accounting Policies and Other Information, continued

  (h) Revenue Recognition: Revenue is recognized at the point of sale for retail sales. Sales discounts are offered to customers at the time of purchase as part of the Company's Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of purchase.

                    Additionally, the Company offers awards to customers based on an accumulation of points as part of its Customer Reward Card program. The points accumulation and redemption occur within the same reporting period with no free or discounted products or services to be delivered in the future.
                    Accordingly, the Company had no liability established for points redemption as of June 26, 2002.

  (i) Merchandise Cost: Vendor allowances and credits that relate to the Company's merchandising activities are recorded as a reduction of cost of sales as they are earned according to the underlying agreement with the vendor. Allowances consist primarily of promotional allowances, quantity discounts and payments under merchandising agreements. Amounts received under promotional or other merchandising allowance agreements that require specific performance are recognized when the performance is satisfied, the amount is fixed and determinable and the collection is reasonably assured. Lump sum payments received in advance of performance are recorded as deferred income in other liabilities, either current or non-current as appropriate, and recognized over the life of the agreement.

  (j) Derivatives: The Company follows Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

  (k) Advertising: The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $141.0 million, $136.4 million and $135.6 million for fiscal years 2002, 2001 and 2000, respectively.

  (l) Income Taxes: Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted




1. Summary of Significant Accounting Policies and Other Information, continued

  (m) Self-insurance: Self-insurance reserves are established for automobile and general liability, workers' compensation and property loss costs based on claims filed and claims incurred but not reported, with a maximum per occurrence of $2,000 for automobile and general liability and $1,000 for workers' compensation. Self-insurance reserves are established for property losses with a maximum annual aggregate of $5,000 ($10,000 for named windstorm and wind driven rain) and a $100 per occurrence deductible after the aggregate is obtained. The Company is insured for losses in excess of these limits.

  (n) Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Depreciation is provided over the estimated useful lives by the straight-line method. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment is based on lives varying from three to ten years. Warehouse and manufacturing equipment is based on lives varying from five to ten years. Amortization of improvements to leased premises is provided principally by the straight-line method over the periods of the leases or the estimated useful lives of the improvements, whichever is less.

                    Interest costs on significant projects constructed for the Company's own use are capitalized as part of the costs of the newly constructed facilities.

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

  (o) Store Opening and Closing Costs: The costs of opening new stores and closing old stores are charged to earnings in the year incurred. An expense is recorded for the present value of expected future net rent payments in the year that a store closes.

  (p) Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common stock outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all diluted stock options, subject to anti-dilution limitations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



1. Summary of Significant Accounting Policies and Other Information, continued

  (p)               Earnings  Per  Share,  continued:   The  following  weighted
                    average numbers of shares of common stock were used in the calculations for earnings per share.

                         2002                   2001                   2000
                       --------               -------                 -------
    Basic              140,289,812           139,823,835             145,445,416
    Diluted            140,616,941           140,399,055             145,445,416

  (q) Comprehensive Income: Comprehensive income is reflected on the ConsolidatedStatements of Shareholders' Equity. Accumulated other comprehensive income is comprised of unrealized gains/losses on derivative financial instruments and unrealized gains/losses of available-for-sale securities.

  (r) Stock-Based Compensation: The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value-based method of accounting for stock-based compensation plans.

  (s) Goodwill and Other Intangibles: The Company follows Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances.

  (t) New Accounting Pronouncements: Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), discontinued the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review of impairment. The Company adopted SFAS 142 in July 2001. See Note 3 - Goodwill and Other Intangible Assets for further discussion.

                    Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

1. Summary of Significant Accounting Policies and Other Information, continued

  (t) New Accounting Pronouncements, continued: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires that long-lived assets to be disposed of by sale are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. In addition, this statement modifies the reporting requirements for discontinued operations. Long-lived assets, whether to be held for sale or held and used should be measured at the lower of its carrying amount or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier adoption encouraged, and was adopted by the Company for its June 26, 2002 financial statements. The Company has determined that the adoption of this standard will require the Company to disclose the Texas and Oklahoma operations as a discontinued operation in fiscal 2002 and reclassify prior period presentation. See Note 13 - Discontinued Operations for further discussion.

                    Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), becomes effective for the Company in July 2002. The adoption of SFAS 145 will require that losses on early extinguishment of debt be included in continuing operations rather than as an extraordinary item.

                    Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

  (u) Business Reporting Segments: Based on the information monitored by the Company's chief operating decision-makers to manage the business, the Company has identified that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. All assets of the Company are located within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represent less than 1% of the Company's total sales and assets.

                    (v) Reclassification: Certain other prior year amounts may have been reclassified to conform to the current year's presentation.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



2. Merchandise Inventories

         At June 26, 2002, inventories valued by the LIFO method would have been $215,873 higher ($220,411 higher at June 27, 2001) if they were stated at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used, reported earnings from continuing operations would have been $2,791, or $0.02 per diluted share, lower in fiscal 2002, $7,354, or $0.05 per diluted share, lower in fiscal 2001 and the loss from continuing operations would have been $9,283, or $0.06 per diluted share, lower in fiscal 2000.

3.  Goodwill and Other Intangible Assets

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

         During the quarter ended September 19, 2001, the Company performed its annual impairment review by comparing the Company's net book value including goodwill to the Company's market capitalization. No impairment adjustment was necessary.

         Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. Upon adoption of SFAS 142, the Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the Consolidated Balance Sheets, as of June 26, 2002 is as follows:

                                                                Other
                                                              Intangible
                                                                Assets
                                                             -----------
                    Other intangibles                      $       7,461
                    Less: Accumulated amortization                 2,547
                                                              ----------
                                                           $       4,914
                                                              ===========

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

3. Goodwill and Other Intangible Assets, continued

         Amortization expense for other intangible assets for fiscal year-end June 26, 2002, June 27, 2001 and June 28, 2000 was $1,201, $903 and
         $193, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 26, 2002 is as follows:


                                                                   Amortization
                                                                      Expense
                                                                 ---------------
                    For year-ended June 25, 2003                 $         1,206
                    For year-ended June 30, 2004                           1,153
                    For year-ended June 29, 2005                           1,099
                    For year-ended June 28, 2006                             410
                    For year-ended June 27, 2007                             103
                    Thereafter                                               943
                                                                 ---------------
                                                                 $         4,914
                                                                 ===============


         The effects of adoption of SFAS 142 on net earnings from continuing operations and earnings per share from continuing operations is as follow:

                                                   June 26, 2002         June 27, 2001           June 28, 2000
                                                -------------------   --------------------    --------------------
Continuing Operations:
Reported net earnings (loss)                     $         189,523                76,788                (213,380)
Goodwill amortization (net of tax)                               -                 1,954                   2,507
                                                   ---------------   -------------------     -------------------
Adjusted net earnings (loss)                     $         189,523                78,742                (210,873)
                                                   ===============   ====================    ====================
Adjusted basic earnings (loss)                   $            1.35                  0.56                   (1.45)
                                                   ===============   ====================    ====================
Adjusted diluted earnings (loss)                 $            1.35                  0.56                   (1.45)
                                                   ===============   ====================    ====================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



4. Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                           2002                  2001
                                                                     ----------------        -------------

Land                                                              $            42,188               47,389
Buildings                                                                     176,125              189,178
Furniture, fixtures, machinery and equipment                                1,943,693            2,234,384
Transportation equipment                                                      121,322              132,669
Improvements to leased premises                                               499,009              500,445
Construction in progress                                                       15,507               26,432
                                                                     ----------------        -------------
                                                                            2,797,844            3,130,497
Less:  Accumulated depreciation                                             1,847,475            2,002,814
                                                                     ----------------        -------------
                                                                              950,369            1,127,683
Leased property under capital leases, less accumulated
amortization of $36,287 ($34,833 in 2001)                                      16,383               18,971
                                                                                             -------------
                                                                     ----------------
Net property, plant and equipment                                 $           966,752            1,146,654
                                                                     ================        =============


         In fiscal 2002, the Company took a non-cash charge of $15,393 and $21,566 for impairment of long-lived assets related to the discontinued operations and continuing operations, respectively. In fiscal 2001, the Company incurred a non-cash charge of $43,277 due to losses on assets disposed of as a result of store retrofits. See Note 13 and Note 14 - Discontinued Operations and Restructuring and Other Non-recurring Charges. 5.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

Income Taxes

         Income tax expense (benefit) consists of:

                        Current            Deferred               Total
                     --------------    -----------------     ----------------
2002
Federal            $        60,951              (22,126)              38,825
State                       11,812               (5,918)               5,894
                     --------------    -----------------     ----------------
                   $        72,763              (28,044)              44,719
                     ==============    =================     ================

2001
Federal            $       (33,422)              58,508               25,086
State                        1,416                1,829                3,245
                     --------------    -----------------     ----------------
                   $       (32,006)              60,337               28,331
                     ==============    =================     ================

2000
Federal            $       111,358             (182,074)             (70,716)
State                        4,172               (6,972)              (2,800)
                     --------------    -----------------     ----------------
                   $       115,530             (189,046)             (73,516)
                     ==============    =================     ================


         The following reconciles the expense (benefit) to the federal statutory income tax rate:


                                                              2002              2001              2000
                                                           ----------        ----------        ---------
Federal statutory income tax rate                               35.0 %            35.0 %          (35.0)%
State and local income taxes, net of federal
  income tax benefits                                            2.9               2.8             (0.6)
Tax credits                                                     (1.4)             (4.0)            (0.9)
Company owned life insurance (COLI)                                -               2.8              9.6
Goodwill impairment                                                -                 -              2.9
Other, net                                                      (2.5)              1.9             (0.3)
                                                           ----------        ----------        ---------
                                                                34.0 %            38.5 %          (24.3)%
                                                           ==========        ==========        =========

         The effective rate for fiscal 2002 reflects the tax benefit obtained from the discontinued operations. The effective tax rate for fiscal 2000 reflects the effects of certain restructuring expenses and COLI adjustments.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


5. Income Taxes, continued

                                                                         2002                    2001                   2000
                                                                  --------------------    -------------------    -------------------
Deferred tax assets:
Reserve for insurance claims and self-insurance                       $  82,504                  82,092                  79,039
Reserve for vacant store leases                                          72,496                  21,511                  38,308
Unearned promotional allowance                                           16,806                  18,292                   5,310
Reserve for accrued vacations                                            11,292                  13,352                  13,463
State net operating loss carry forwards                                  31,586                  32,315                  17,052
Excess of book over tax depreciation                                     64,335                  10,150                  12,032
Other comprehensive income                                                2,836                     991                       -
Excess of book over tax rent expense                                        857                     997                     956
Excess of book over tax retirement expense                               23,773                  21,046                  19,452
Uniform capitalization of inventory                                       9,890                   9,291                   9,718
Restructuring costs                                                      29,015                 102,375                 130,587
Other, net                                                               66,872                  50,701                  52,730
                                                                      ---------               ---------               ---------
Total gross deferred tax assets                                         412,262                 363,113                 378,647
Less:  Valuation allowance                                               35,913                  29,696                  16,489
                                                                      ---------               ---------               ---------
Net deferred tax assets                                                 376,349                 333,417                 362,158
                                                                      ---------               ---------               ---------
Deferred tax liabilities:
Excess of tax over book depreciation                                    (85,111)                (84,640)                (46,308)
Undistributed earnings of the Bahamas
subsidiary                                                               (5,382)                 (4,783)                 (4,761)
Uniform capitalization of inventory                                        (527)                      -                       -
Other, net                                                              (13,560)                 (2,113)                 (9,863)
                                                                      ---------               ---------               ---------
Total gross deferred tax liabilities                                   (104,580)                (91,536)                (60,932)
                                                                      ---------               ---------               ---------
                                                                      ---------               ---------               ---------
Net deferred tax assets                                               $ 271,769                 241,881                 301,226
                                                                      =========               =========               =========

The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

5.       Income Taxes, continued

         The Company has established a reserve for taxes and interest related to company owned life insurance (COLI) since it received an unfavorable opinion in October 1999 and a computational decision on January 11,
         2000 from the U.S. Tax Court. The Company held COLI policies and deducted interest on outstanding loans from March 1993 through December 1997. In the fall of 1996, Congress passed legislation phasing out such deductions over a three-year period. The Tax Court upheld the Internal Revenue Service's position that interest related to loans on broad-based, company owned life insurance policies in 1993 was not deductible for income tax purposes. The Eleventh Circuit Court of Appeals issued an opinion on June 28, 2001 affirming the Tax Court's decision and on September 28, 2001 denied the Company's petition for a rehearing. The Company filed a petition asking the United States Supreme Court to hear the matter on appeal. The United States Supreme Court denied this petition on April 15, 2002.

         In the opinion of management, the United States Supreme Court's decision will not have any additional material adverse impact on the Company's financial condition or results of operations.


6.       Debt

                                                                         2002                    2001
                                                                   ------------------     --------------------
364-day $175,000 revolving credit facility due 2003;               $
   interest payable at LIBOR plus 2.50%                                          -                      -
Five-year $200,000 revolving credit facility due 2006;
   interest payable at LIBOR plus 2.50%                                          -                      -
Mortgage note payable with interest at 9.40% and
   monthly $22 principal and interest payments                               1,434                  1,705
   and 10.0% of principal paid annually each October
Six-year term loan due 2007; interest payable at
   LIBOR plus 2.75% and .25% of principal
   paid quarterly                                                          246,000                400,000
8.875% senior notes due 2008; interest payable
semiannually on April 1 and October 1                                      295,917                300,000
                                                                          --------               --------
   Total                                                                   543,351                701,705
Less current portion                                                         2,739                  4,291
                                                                          --------               --------
Long-term portion                                                         $540,612                697,414
                                                                          ========               ========

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

6. Debt, continued

         On January 29, 2002, the Company prepaid $150.0 million on the six-year term loan and incurred an extraordinary charge of $3.8 million ($2.3 million net of tax) primarily for the write-off of unamortized debt issue cost associated with the early extinguishment of this debt. In addition, on July 29, 2002, the Company prepaid $100.0 million of the $246.0 million outstanding on the six-year term loan. The corresponding interest rate swap due to mature on March 29, 2003 was unwound.

         As of June 26, 2002, the Company had $49.7 million in outstanding letters of credit used to support inventory purchases and insurance obligations. The debt facilities are secured by a first lien on essentially all of the Company's assets and are guaranteed by the capital stock of the Company's subsidiaries.

         The Company has interest rate swap agreements which expire in one to two years on the six-year term loan and the senior notes. See Note 7 - Derivatives for further discussion of the Company's interest rate swap activity.

         The Company's senior secured credit facility includes the 364-day, five-year revolving credit facility and a six-year term note. The senior secured credit facilities and senior unsecured notes contain certain covenants as defined in the credit agreement and indenture, as amended. The Company was in compliance with these covenants at June 26, 2002.

         As of June 26, 2002, the carrying amount of the Company's six-year term note approximates fair value. The carrying amount of the Company's senior notes is $295.9 million and the fair market value is $315.1 million.

         Aggregate principal maturities on long-term debt and capitalized lease obligations for each of the twelve-month periods subsequent to June 26, 2002 are as follows:

                                                                Long-term
                                                                   Debt
                                                              --------------

          2003                                              $         2,739
          2004                                                        2,736
          2005                                                        2,733
          2006                                                        2,730
          2007                                                      236,427
          Thereafter                                                295,986
                                                              --------------
                                                            $       543,351
                                                              ==============

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

7. Derivatives

         Cash Flow Hedge: The Company has outstanding a $246 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risk from changes in interest rates. The instruments primarily used to mitigate the risk are interest rate swaps. The derivative instruments held on the $246 million six-year term loan are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

         The Company has entered into two interest rate swap agreements to hedge the interest rate risk associated with the $246 million outstanding in variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At June 26, 2002, the Company had interest rate swaps with a notional amount of $250 million. The notional amounts do not represent a measure of exposure to the Company.

         The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

         The maturities and interest rates on the interest rate swaps for the six-year term loan are shown in the following table. The Company will pay the counterparty interest at a fixed rate as noted and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (1.839% as of June 26, 2002).



         Notional Amount                                Fixed
         (in thousands)         Maturity                Rate
         ---------------     --------------             -----


         $  150,000          March 29, 2003             4.81%
            100,000          March 29, 2004             5.03%
         ----------
         $  250,000
         ==========

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


7. Derivatives, continued

         Cash Flow Hedge, continued: The fair value of the Company's interest rate swaps is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 26, 2002, the fair value of the Company's interest rate swaps resulted in an unrealized loss of $7.6 million ($4.7 million after tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense, including the effect of interest rate swaps, at a weighted average rate of 7.65% on the $246 million outstanding in variable rate debt.

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

         On July 26, 2002, the Company unwound the swap with a notional amount of $150.0 million and a maturity of March 29, 2003. The swap was unwound in conjunction with a $100.0 million pay down of the related debt on July 29, 2002.

         Fair Value Hedge: In addition to the interest rate swaps for the six-year term loan, on February 20, 2002, the Company entered into interest rate swap agreements in which the Company effectively exchanged the $300 million fixed rate 8.875% interest on the senior notes for two variable rates in the notional amount of $200 and $100 million at six-month LIBOR plus 385 and 376 basis points, respectively. The variable interest rates, which are based on six-month LIBOR, are fixed semi-annually on the first day of April and October. The six-month LIBOR rate was 2.341% on April 1, 2002. The maturity dates of the interest rate swap agreements match those of the underlying debt.

         In accordance with SFAS 133, the Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges and, accordingly, uses the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. At June 26, 2002, the Company decreased the fair value of the 8.875% senior notes by $4.1 million and recorded the corresponding interest rate swap liability of $4.1 million in the other liabilities section of the Consolidated Balance Sheets.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


7. Derivatives, continued

         The Company's objectives for entering into these swaps were to reduce the Company's exposure to changes in the fair value of the debt and to obtain variable rate financing at an attractive cost. The swaps effectively converted the fixed-rate debt to a floating rate. The agreement involves receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

         The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

8.  Stock Compensation Plans

         The Company has various stock option, stock purchase and incentive plans to reward employees and key executives of the Company. Under SFAS 123, discounts on stock purchase plans, the fair value of restricted stock and options at date of grant under the restricted stock plan and the key employee stock option plan are charged to compensation costs over the vesting or performance period.

         Compensation cost charged against income was $4.5 million and $8.0 million in fiscal 2002 and 2001, respectively. Compensation costs resulted in income of $1.1 million in fiscal 2000. The primary reason for the income in fiscal 2000 was due to the reversal of compensation expense previously recognized for restricted stock that did not vest.

         The per share weighted fair value of the stock options granted was $7.55, $3.09 and $6.62 for fiscal years 2002, 2001 and 2000, respectively. These amounts were estimated on the date of the grant using the Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 6.2% for fiscal years 2002 and 2001 and 6.7% for fiscal year 2000; dividend yield of 3.9%, 7.0% and 5.4%, respectively; expected lives of 6.5 years for fiscal years 2002 and 2001 and 7.0 years for fiscal year 2000; and volatility of 35.1%, 34.0% and 38.0%, respectively.

         (a) Stock Purchase Plan: The Company has a stock purchase plan in effect for associates. Under the terms of this Plan, the Company may grant options to purchase restricted shares of the Company's common stock at a price not less than the lesser of 85% of the fair market value at the date of grant or 85% of the fair market value at the time of exercise. There are 5,481,835 shares of the Company's common stock available for the grant of options under the Plan. Loans to associates for the purchase of the Company's common stock are reported in the consolidated financial statements as a reduction of Shareholders' Equity, rather than as a current asset. There are no loans outstanding at June 26, 2002 as compared to $1.9 million in loans outstanding at June 27, 2001.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

8. Stock Compensation Plans, continued

         (b) Restricted Stock Plan: The Company has a restricted stock plan. Under this plan, the Company may issue restricted shares of the Company's common stock to certain eligible key employees determined by the Company's compensation committee. The following table shows the number of shares issued, forfeited, vested and outstanding.



                          Weighted
                          Average                                  Number of shares
                           Issue
                           Price              Total            FY 2002        FY 2001         FY 2000        FY 1999
                           -----              -----            -------        -------         -------        -------
1999
----

Issued                 $    41.12            252,097                -               -               -        252,097
Forfeited                                    239,389            6,987         169,263          18,592         44,547
                                             -------
Outstanding                                   12,708
                                             -------

2000
----
Issued                 $    25.75            239,030                -               -         239,030              -
Forfeited                                    131,910            3,952          34,834          93,124              -
                                             -------
Outstanding                                  107,120
                                             -------

2001
----
Issued                 $    15.22            103,992              828         103,164               -              -
Forfeited                                      7,257            5,065           2,192               -              -
Shares Vested                                 62,706           30,452          32,254               -              -
                                             -------
Outstanding                                   34,029
                                             -------

2002
----
Issued                 $    20.28            128,413          128,413               -               -              -
Forfeited                                      7,594            7,594               -               -              -
Shares Vested                                 27,008           27,008               -               -              -
                                             -------
Outstanding                                   93,811
                                             -------

Shares outstanding, June 26, 2002            247,668
                                             =======


               The vesting of shares issued prior to January 2000 is contingent upon certain specified goals being attained over a three-year period. The shares issued after such date vest over time. Some of the shares issued vest one-third each year beginning with the third year from the date of issue, based on continued employment. Some of the shares issued vest one-third each year beginning on the first anniversary of the date of grant, based on continued employment. Other shares issued vest one-fifth each year beginning on the first anniversary date of the recipient's employment with the company, based on continued employment. At June 26, 2002 the Company had recorded $3.2 million of deferred compensation.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

 8. Stock Compensation Plans, continued

         (c) Stock Option Plans: The Company has made shares of the Company's stock available for grant under stock plans described below.

               1. Key Employee: Under the Company's Key Employee Stock Option Plan, 5,000,000 shares of the Company's common stock were made available for grant at an exercise price of no less than the market value at date of grant. Options granted under this plan prior to January 2000 are earned after three years if certain performance goals are attained. Options granted in or after January 2000 become exercisable over time. Some of these options vest over a three-year period with one-third of the options vesting each year beginning on June 15, 2001, if the employee remains employed by the Company in a key position. Other options vest over a five-year period with one-fifth of the options vesting each year beginning on the first anniversary date of the recipient's employment with the company, if the employee remains employed by the Company in a key position. The Company's compensation committee has the discretion under the plan to determine the eligible key employees, the exercise price and the vesting requirements, if any.

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

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



 8. Stock Compensation Plans, continued

         (c)   Stock Option Plans, continued

               5.   Options Outstanding:

                    Changes in options during the years ended June 26, 2002, June 27, 2001 and June 28, 2000, were as follows:

                                                                                   Weighted
                                                                                   Average
                                                           Number of             Option Price
                                                            Shares                Per Share
                                                     ----------------------   -------------------

Outstanding - June 30, 1999                                  437,435                $   35.27
Granted                                                    1,828,306                    23.34
Exercised                                                    (50,000)                   22.44
Forfeited                                                   (886,234)                   27.43
                                                          ----------                ---------
Outstanding - June 28, 2000                                1,329,507                    24.57
Granted                                                      977,158                    14.71
Exercised                                                     (5,000)                   14.25
Forfeited                                                    (74,574)                   19.37
                                                          ----------                ---------
Outstanding - June 27, 2001                                2,227,091                    20.44
Granted                                                      545,556                    24.32
Exercised                                                    (41,756)                   15.45
Forfeited                                                    (99,982)                   18.97
                                                          ----------                ---------
Outstanding - June 26, 2002                                2,630,909                $   21.38
                                                          ==========                =========
Exercisable -  June 26, 2002                               1,502,902                $   20.60
                                                          ==========                =========
Shares available for additional grant                      3,470,723
                                                          ==========

                    The following table sets forth information regarding options outstanding at June 26, 2002.

                                                                                         Weighted
                                     Weighted          Weighted                           Average
                                      Average           Average          Number       Exercise Prices
                      Number of     Exercise Price  Remaining Life     Currently       For Currently
        Range          Options         Price            (Years)       Exercisable       Exercisable
-------------------  -------------  ------------    ----------------  -------------  ------------------
  $ 11.10 to 16.63        992,412       $ 14.59           5.0              630,182             $ 14.49

  $ 17.00 to 21.31        527,784         19.87           7.4              222,299               19.89

  $ 25.95 to 41.51      1,110,713         28.16           6.0              650,421               26.77
                     -------------  ------------    ----------------  -------------  ------------------
                        2,630,909       $ 21.38           5.9            1,502,902             $ 20.60
                     =============  ============    ================  =============  ==================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



9. Leases

   (a) Leasing Arrangements: There were 1,395 leases in effect on store locations and other properties at June 26, 2002. Of these 1,395 leases, 25 store leases and 3 warehouse and manufacturing facility leases are classified as capital leases. Substantially all store leases will expire during the next twenty years and the warehouse and manufacturing facility leases will expire during the next twenty-two years. However, in the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

         The rental payments on substantially all store leases are based on a minimum rental plus a contingent rental, which is based on a percentage of the store's sales in excess of stipulated amounts. Most of the Company's leases contain renewal options for five-year periods at fixed rentals.

   (b)   Leases: Leased property under capital leases by major classes are:


                                                        2002           2001
                                                     -----------    -----------

Store facilities                                  $    36,948           38,082
Warehouses and manufacturing facilities                15,722           15,722
                                                     -----------    -----------
                                                       52,670           53,804
Less: Accumulated amortization                         36,287           34,833
                                                     -----------    -----------
                                                  $    16,383           18,971
                                                     ===========    ===========

         The following is a schedule by year of future minimum lease payments on open facilities under capital and operating leases, together with the present value of the net minimum lease payments as of June 26, 2002.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



9. Leases, continued

   (b) Leases, continued


                                                 Capital           Operating
                                               -------------     ---------------
Fiscal Year:
2003                                       $          7,139             338,741
2004                                                  6,433             333,682
2005                                                  5,876             324,189
2006                                                  5,556             311,679
2007                                                  4,933             299,402
Thereafter                                           16,552           2,604,924
                                               -------------     ---------------
Total minimum lease payments                         46,489           4,212,617
                                                                 ===============

Less:  Amount representing estimated
 taxes, maintenance and insurance
 costs included in total minimum
 lease payments                                                         813
                                                               -------------
Net minimum lease payments                                           45,676
Less:  Amount representing interest                                  17,418
                                                               -------------
Present value of net minimum lease payments                  $       28,258
                                                               =============


Rental payments and contingent rentals under operating leases are as follows:

                                  2002               2001              2000
                              -------------     ---------------    -------------


Minimum rentals             $      357,136             347,130          323,117
Contingent rentals                     899                 878            1,380
                              -------------     ---------------    -------------
                            $      358,035             348,008          324,497
                              =============     ===============    =============

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

9. Leases, continued

   (c) Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sublease income. During the first quarter of fiscal 2002, the remaining reserve for restructuring expenses, which represented the present value of expected future rental payments on stores closed as part of the restructuring, was reclassified to accrued rent and lease liabilities on closed stores. The following amounts are included in accrued rent and lease liability on closed stores, as of June 26, 2002:

                                                      Closed
                                                      stores
                                    Closed            due to
                                    stores            restructure       Total
                                   ---------------------------------------------

Balance at June 27, 2001      $          59,381        162,130         221,511
Additions/adjustments                   102,437         19,857         122,294
Utilization                             (35,736)       (43,683)        (79,419)
                                   -------------    -----------    ------------
Balance at June 26,  2002     $         126,082        138,304         264,386
                                   =============    ===========    ============


         An expense is recorded for the present value of expected future net rent payments in the year a store closes. The accrued balance at June 26, 2002 for stores that closed not related to the restructuring or discontinued operations is $53,681.

         The additions/adjustments amount includes the addition of leases on closed locations in the Texas and Oklahoma operations of $74.7 million, additional leases added to the non-restructure accrual, the effect on earnings from the accretion of the present value of the expected future rental payments, and adjustments due to the settlement of certain existing leases. The utilization amounts include payments made for rent and related costs.

         The current portion of the accrued balance at June 26, 2002 totals $83,602 and is included in accrued rent.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


10. Shareholders' Equity

         During the second quarter of fiscal 2001, approximately 910,000 shares were purchased for cash and credit by associates under the Revised Winn-Dixie Stock Purchase Plan for Employees, for an aggregate value of $13.7 million. The total amount of cash received at the time of sale was $10.3 million, with the remainder to be paid by associates over 12 months beginning January 2001.

         Comprehensive income differs from net income because of the change in the fair value of the Company's interest rate swaps in the current year and a reclassification adjustment of an unrealized gain on investments in the prior year. Comprehensive income (loss) was $83,923, $43,724 and $(231,964) for fiscal 2002, 2001 and 2000, respectively.

11. Commitments and Contingent Liabilities

   (a) Associate Benefit Programs: The Company has a noncontributory, trusteed profit sharing retirement program and a contributory, trusteed 401(k) retirement program, which are in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for contributions to the programs amounted to $9,751, $42,317 and $17,625 in 2002, 2001 and 2000, respectively.

   (b) Defined Benefit Plan Obligation: The Company has a Management Security Plan (MSP), which is a non-qualified defined benefit plan providing disability, death and retirement benefits to 314 qualified active associates of the Company and 715 former participants. Total MSP cost charged to operations was $7,621, $6,686 and $6,104 in 2002, 2001 and 2000, respectively. The projected benefit obligation at June 26, 2002 was approximately $52,887. The effective discount rate used in determining the net periodic MSP cost was 8.0% for 2002, 2001 and 2000.

         Life insurance policies, which are not considered MSP assets for liability accrual computations, were purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $238,502 and $224,593 at June 26, 2002 and June 27, 2001, respectively.

         During fiscal 2002, the Company modified its contributory early retirement plan, which provides medical insurance to 1,118 qualified active participants. In fiscal 2002, $2.3 million was charged to earnings. The projected benefit obligation at June 26, 2002 was approximately $20.2 million and was recorded as a component of reserve for insurance claim and self-insurance. The Company has also recorded the related unrecognized transition asset of $19.7 million in other assets. The effective discount rate used in determining the net periodic retirement cost was 8.0% for 2002.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


11. Commitments and Contingent Liabilities, Continued

   (c) Supplemental Retirement Plan: The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. The Company recorded an asset and liability at June 26, 2002 and June 27, 2001 in the amount of $16.1 million and $16.6 million, respectively.

   (d) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including actions charging violations of certain civil rights and wage and hour laws and various proceedings arising under federal, state or local regulations protecting the environment.

         Among the suits charging violations of certain civil rights and wage and hour laws, there are actions that purport to be class actions, and which allege sexual harassment, retaliation and/or a pattern and practice of race-based and gender-based discriminatory treatment of associates and applicants. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company's practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys' fees and costs.

         The Company is committed to full compliance with all applicable civil rights and wage and hour laws. Consistent with this commitment, the Company has firm and long-standing policies in place prohibiting discrimination, harassment, retaliation and wage and hour violations. The Company denies the allegations of the various complaints and is vigorously defending the actions.

         While the ultimate outcome of litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations.


12.      Related-Party Transactions

         The Company retained the law firm Holland and Knight LLP for representation in various tax matters. A director of Winn-Dixie is currently and has been a partner of Holland and Knight LLP since April 2001. Holland and Knight LLP was paid an aggregate amount of $20 and $103 for its services rendered to the Company during fiscal years 2002 and 2001, respectively.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

13. Discontinued Operations

         On May 6, 2002, the Company announced a formal plan to exit the Texas and Oklahoma operations, which consisted of 71 locations, a dairy plant and a distribution center in Texas and 5 locations in Oklahoma. In addition, seven leases were in effect on stores that were previously closed. The Company decided to exit these operations as a result of continued operational losses and reductions in market share. In accordance with SFAS 144, the Texas and Oklahoma operations are considered components of an entity, which requires the Company to disclose the exit as a discontinued operation.

         At June 26, 2002, the Company had exited these operations, either by sale or abandonment. The Company sold 36 retail locations and the dairy plant to various unrelated buyers for total cash proceeds of $39,786, sublet two retail locations, terminated five leases and two leases will expire in early fiscal 2003. The sale resulted in a loss on long-lived assets of $7,238, or $0.05 per diluted share. The remaining 38 unsold locations were closed on or before June 26, 2002.

         As a result of exiting the Texas and Oklahoma operations, the Company recorded a net loss from discontinued operations of $172.8 million ($100.3 million after tax benefit, or $0.71 per diluted share). The net loss from discontinued operations is comprised of a pretax loss from discontinued operations of $46.4 million and a pretax loss on disposal of discontinued operations of $126.4 million.

         Gross revenues from discontinued operations were $608.5 million, $664.5 million and $693.4 million for fiscal years 2002, 2001 and 2000, respectively.

         A summary of the accruals and loss on disposal of discontinued operations follows:


                           Employee               Lease
                         Termination           Termination         Other Location            Asset
                            Costs                 Costs             Closing Cost           Impairment          Total
                        ------------------  ------------------  ----------------------  -----------------   ------------
Additions             $             8,478              74,701                  27,822             15,393    $   126,394
Utilization                        (3,178)             (2,300)                (24,088)           (15,393)       (44,959)
                        ------------------  ------------------  ----------------------  -----------------   ------------
June 26, 2002         $             5,300              72,401                   3,734                  -    $    81,435
                        ==================  ==================  ======================  =================   ============


         In accordance with SFAS 144, long-lived assets held for sale were tested for recoverability and adjusted to fair market value less cost to sell. During the fourth quarter of fiscal 2002, operating equipment in the closed locations was impaired resulting in a loss on disposal of discontinued operations in the Consolidated Statements of Operations in the amount of $15.4 million. The Company reviewed the previous sales of operating equipment, in conjunction with market price quotes received, to determine the fair value on long-lived assets classified as held for sale.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


13.      Discontinued Operations, continued

         The Company has $15.9 million in held for sale assets relating to the exiting of the Texas and Oklahoma operations. The held for sale assets are reported in the prepaid expenses and other assets section of the Consolidated Balance Sheet. The held for sale assets consist mainly of land, land improvements, building, leasehold improvements and store and office equipment.

         An employee termination cost of $8.5 million was recorded for severance of eligible associates. At June 26, 2002, employee termination costs of $5.3 million were included in accrued wages and salaries in the Consolidated Balance Sheets. The other location closing costs include inventory losses, asset disposal cost and travel expenses. At June 26, 2002, other location closing costs of $3.7 million were included in accrued expenses.

         The Company recorded $74.7 million in lease termination costs related to 36 leases in Texas. The lease termination costs were included in the loss on disposal of discontinued operations. At June 26, 2002, the Company had an accrued balance of $72.4 million in lease termination costs. The current portion of $24.5 million was included in accrued rent and the long-term portion of $47.9 million was included in lease liability on closed stores. See Note 9 - Leases for further discussion.

14.      Restructuring and Other Non-recurring Charges

         On April 20, 2000, the Board of Directors approved and the Company announced a major restructuring to improve the support of the retail stores and the Company's overall efficiency.

         As a result of the restructuring, the Company recorded expenses of approximately $396 million ($256 million after tax or $1.76 per diluted share) in the fourth quarter of fiscal 2000 and charges totaling $147.2 million ($90.6 million after tax or $0.64 per diluted share) were recorded in fiscal year 2001.

         The Company has a remaining balance for lease liability on closed stores in the amount of $137.9 million relating to the restructure in fiscal 2000.

         During fiscal 2002, the Company tested several long-lived assets for recoverability. The Company recognized that the carrying amounts of these long-lived assets were not recoverable, based on the impairment test performed. For the assets that were determined to be impaired, the impairment charge was calculated to be the difference between the carrying value of the asset and their fair market value less cost to sell. An impairment charge of $21.6 million was charged to other operating and administrative expense in fiscal 2002. The assets impaired were primarily inactive store operating equipment. The Company reviewed the previous sales of store operating equipment, in conjunction with market price quotes received, to determine the fair value of the long-lived assets impaired.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


14.      Restructuring and Other Non-recurring Charges, continued

         The remaining net book value of $1.0 million for the long-lived assets that were impaired was classified as held for sale assets. The Company expects to dispose of these assets within a year.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

15.      Quarterly Results of Operations (Unaudited)

         The following is a summary of the unaudited quarterly results of operations for the years ended June 26, 2002 and June 27, 2001:




                                                                                    Quarters Ended
                                                          -----------------------------------------------------------------
                                                              Sept. 19           Jan. 9         April 3         June 26
                                                          -----------------------------------------------------------------
             2002                                            (12 Weeks)        (16 Weeks)      (12 Weeks)      (12 Weeks)
             ----                                         -----------------------------------------------------------------
Sales from continuing operations                          $     2,807,756       3,768,267       2,901,631       2,856,700
Gross profit on sales from continuing operations          $       751,360       1,053,068         797,383         816,035
Net earnings from continuing operations                   $        31,065          51,986          53,682          52,791
Loss on discontinued operations                           $        (8,654)         (9,887)         (7,086)        (74,721)
Extraordinary item, net of tax                            $             -               -          (2,310)              -
Net earnings (loss)                                       $        22,411          42,099          44,286         (21,930)
Basic earnings per share from continuing
  operations                                              $          0.22            0.37            0.38            0.37
Basic net earnings (loss) per share                       $          0.16            0.30            0.32           (0.16)
Diluted earnings per share from continuing
  operations                                              $          0.22            0.37            0.38            0.37
Diluted net earnings (loss) per share                     $          0.16            0.30            0.31           (0.16)
Net LIFO charge (credit)                                  $         1,845           2,460             923          (8,018)
Net LIFO charge (credit) per diluted share                $          0.01            0.02            0.01           (0.06)
Dividends per share                                       $         0.170           0.085           0.050           0.050
Market price range                                        $   26.13-19.63     19.78-10.50     17.36-11.91     20.26-15.71



                                                                                    Quarters Ended
                                                          -----------------------------------------------------------------
                                                              Sept. 20           Jan. 10        April 4         June 27
                                                          -----------------------------------------------------------------
             2001                                            (12 Weeks)        (16 Weeks)      (12 Weeks)      (12 Weeks)
             ----                                             -----------------------------------------------------------------
Sales from continuing operations                          $     2,785,835       3,745,261       2,866,478       2,841,300
Gross profit on sales from continuing operations          $       712,640       1,012,614         778,342         793,235
Net earnings from continuing operations                   $        17,356          21,615          18,601          19,215
Loss on discontinued operations                           $        (7,943)         (9,446)         (7,877)         (6,210)
Net earnings                                              $         9,413          12,169          10,724          13,005
Basic earnings per share from continuing
  operations                                              $          0.12            0.15            0.13            0.14
Basic net earnings per share                              $          0.07            0.09            0.08            0.09
Diluted earnings per share from continuing
  operations                                              $          0.12            0.15            0.13            0.14
Diluted net earnings per share                            $          0.07            0.09            0.08            0.09
Net LIFO charge (credit)                                  $         1,845           2,460           1,845         (13,504)
Net LIFO charge (credit) per diluted share                $          0.01            0.02            0.01           (0.10)
Dividends per share                                       $         0.170           0.340           0.255           0.255
Market price range                                        $   15.44-13.44     23.13-13.56     30.35-16.88     33.12-25.01

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


15.      Quarterly Results of Operations (Unaudited), continued

         During 2002 and 2001, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.0% to (0.3)% and 1.0% to (0.8)%, respectively.


                                                                        Fourth Quarter Results of
                                                                               Operations
                                                                 ----------------------------------------
                                                                 June 26, 2002              June 27, 2001
                                                                   (12 Weeks)                 (12 Weeks)

Net sales                                                        $  2,856,700                 2,841,300
Cost of sales, including warehouse and delivery
  expenses                                                          2,040,665                 2,048,065
Gross profit on sales                                                 816,035                   793,235
Other operating and administrative expenses                           720,111                   690,727
Restructuring and other non-recurring charges                               -                    56,497
Operating income                                                       95,924                    46,011
Interest expense, net                                                  10,087                    14,802
Earnings from continuing operations before income
  taxes                                                                85,837                    31,209
Income taxes                                                           33,046                    11,994
Net earnings from continuing operations                                52,791                    19,215
Discontinued operations:
Loss from discontinued operations                                      (4,763)                  (10,097)
Loss on disposal of discontinued operations                          (126,394)                        -
Income tax benefit                                                    (56,436)                   (3,887)
Loss from discontinued operations                                     (74,721)                   (6,210)
Net (loss) earnings                                              $    (21,930)                   13,005

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted

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


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

52 Weeks ended June 26, 2002                                                         Guarantor
                                                                   Parent           Subsidiaries      Eliminations     Consolidated
                                                                   ------           ------------      ------------     ------------
Net sales                                                       $ 5,674,157          6,660,196                  -        12,334,353
Cost of sales                                                     4,110,352          4,806,155                  -         8,916,507
                                                                -----------               ----                ---            ------
Gross profit                                                      1,563,805          1,854,041                  -         3,417,846
Other operating & administrative expenses                         1,313,115          1,738,725                  -         3,051,840
                                                                -----------               ----                ---            ------
Operating income                                                    250,690            115,316                  -           366,006
Equity in loss of consolidated subsidiaries                            (387)                 -                387                 -
Interest expense, net                                                57,839                  -                  -            57,839
                                                                -----------               ----                ---            ------
Earnings before income taxes                                        192,464            115,316                387           308,167
Income taxes                                                        103,288             15,356                  -           118,644
                                                                -----------               ----                ---            ------
Earnings from continuing operations                                  89,176             99,960                387           189,523
Net loss from discontinued operations                                     -           (100,347)                 -          (100,347)
Extraordinary item:  loss on early
 extinguishment of debt, net of taxes                                (2,310)                 -                  -            (2,310)
                                                                -----------               ----                ---            ------
Net earnings (loss)                                             $    86,866               (387)               387            86,866
                                                                ===========               ====                ===            ======



52 Weeks ended June 27, 2001                                                         Guarantor
                                                                   Parent           Subsidiaries      Eliminations     Consolidated
                                                                   ------           ------------      ------------     ------------
Net sales                                                       $ 5,735,327          6,503,547                  -        12,238,874
Cost of sales                                                     4,217,260          4,724,783                  -         8,942,043
                                                                -----------               ----                ---            ------
Gross profit                                                      1,518,067          1,778,764                  -         3,296,831
Other operating & administrative expenses                         1,298,295          1,673,622                  -         2,971,917
Restructuring and other non-recurring charges                        80,410             66,835                  -           147,245
                                                                -----------               ----                ---            ------
Operating income                                                    139,362             38,307                  -           177,669
Equity in loss of consolidated subsidiaries                          (5,034)                 -              5,034                 -
Interest expense, net                                                52,845                  -                  -            52,845
                                                                -----------               ----                ---            ------
Earnings before income taxes                                         81,483             38,307              5,034           124,824
Income taxes                                                         36,172             11,864                  -            48,036
                                                                -----------               ----                ---            ------
Earnings from continuing operations                                  45,311             26,443              5,034            76,788
Net loss from discontinued operations                                     -            (31,477)                 -           (31,477)
                                                                -----------               ----                ---            ------
Net earnings (loss)                                             $    45,311             (5,034)             5,034            45,311
                                                                ===========             ======              =====            ======

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted




16.      Guarantor Subsidiaries, continued

52 Weeks ended June 28, 2000                                                         Guarantor
                                                                   Parent           Subsidiaries      Eliminations     Consolidated
                                                                   ------           ------------      ------------     ------------
Net sales                                                       $ 6,012,112          6,992,082                  -        13,004,194
Cost of sales                                                     4,426,602          5,023,861                  -         9,450,463
                                                                -----------               ----                ---            ------
Gross profit                                                      1,585,510          1,968,221                  -         3,553,731
Operating & administrative expenses                               1,525,112          1,862,686                  -         3,387,798
Restructuring and other non-recurring charges                       112,869            283,160                  -           396,029
                                                                -----------               ----                ---            ------
Operating (loss)                                                    (52,471)          (177,625)                 -          (230,096)
Equity in loss of consolidated subsidiaries                        (155,776)                 -            155,776                 -
Interest expense                                                     44,132              2,956                  -            47,088
                                                                -----------               ----                ---            ------
Loss before income taxes                                           (252,379)          (180,581)           155,776          (277,184)
Income taxes                                                        (23,484)           (40,320)                 -           (63,804)
                                                                -----------               ----                ---            ------
Loss from continuing operations                                    (228,895)          (140,261)           155,776          (213,380)
Net loss from discontinued operations                                     -            (15,515)                 -           (15,515)
                                                                -----------               ----                ---            ------
Net loss                                                        $  (228,895)          (155,776)           155,776          (228,895)
                                                                ===========           ========            =======          ========



                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (Amounts in thousands)
June 26, 2002                                                               Guarantor
                                                           Parent          Subsidiaries       Eliminations           Consolidated
                                                           ------          ------------       ------------           ------------
Merchandise inventories                             $     320,515             742,773                   -               1,063,288
Other current assets                                      387,696             187,322                   -                 575,018
                                                          -------             -------            --------                 -------
  Total current assets                                    708,211             930,095                   -               1,638,306
Property, plant and equipment, net                        375,029             591,723                   -                 966,752
Other non-current assets                                  213,434             119,086                   -                 332,520
Investments in and advances to/from subsidiaries          900,911                   -            (900,911)                      -
                                                          -------             -------            --------                 -------
  Total assets                                      $   2,197,585           1,640,904            (900,911)              2,937,578
                                                    =============           =========            ========               =========

Accounts payable                                    $     146,128             363,576                   -                 509,704
Other current liabilities                                 461,251             138,949                   -                 600,200
                                                          -------             -------            --------                 -------
  Total current liabilities                               607,379             502,525                   -               1,109,904
Long-term debt                                            540,612                   -                   -                 540,612
Other non-current liabilities                             237,210             237,468                   -                 474,678
Common stock of $1 par value                              140,592               6,238              (6,238)                140,592
Retained earnings                                         671,792             894,673            (894,673)                671,792
                                                          -------             -------            --------                 -------
  Total liabilities and stockholders' equity        $   2,197,585           1,640,904            (900,911)              2,937,578
                                                    =============           =========            ========               =========

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted


16.      Guarantor Subsidiaries, continued



June 27, 2001
                                                                                     Guarantor
                                                                    Parent         Subsidiaries      Eliminations      Consolidated
                                                                    ------         ------------      ------------      ------------
Merchandise inventories                                      $      311,974             886,628                 -         1,198,602
Other current assets                                                256,186             144,413                 -           400,599
                                                             --------------              ------            ------           -------
  Total current assets                                              568,160           1,031,041                 -         1,599,201
Property, plant and equipment, net                                  424,478             722,176                 -         1,146,654
Other non-current assets                                            238,032              57,783                 -           295,815
Investments in and advances to/from subsidiaries                    935,225                   -          (935,225)                -
                                                             --------------              ------            ------           -------
  Total assets                                               $    2,165,895           1,811,000          (935,225)        3,041,670

Accounts payable                                             $      191,778             408,072                 -           599,850
Other current liabilities                                           283,592             266,465                 -           550,057
                                                             --------------              ------            ------           -------
  Total current liabilities                                         475,370             674,537                 -         1,149,907
Long-term debt                                                      697,414                   -                 -           697,414
Other non-current liabilities                                       221,457             201,238                 -           422,695
Common stock of $1 par value                                        140,466               6,240            (6,240)          140,466
Retained earnings                                                   631,188             928,985          (928,985)          631,188
                                                             --------------              ------            ------           -------
  Total liabilities and stockholders' equity                 $    2,165,895           1,811,000          (935,225)        3,041,670
                                                             ==============           =========          ========         =========



                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

Year ended June 26, 2002                                                             Guarantor
                                                                    Parent         Subsidiaries      Eliminations      Consolidated
                                                                    ------         ------------      ------------      ------------
Net cash provided by operating activities                    $      343,918              33,031                 -           376,949
                                                             --------------              ------            ------           -------
  Purchases of property, plant and equipment, net                   (15,029)            (68,512)                -           (83,541)
  Decrease (increase) in other assets                                19,254             (13,326)          (34,314)          (28,386)
Increase in marketable securities                                   (18,333)                  -                 -           (18,333)
Proceeds from sale of facility                                            -              65,472                 -            65,472
                                                             --------------              ------            ------           -------
Net cash used in investing activities                               (14,108)            (16,366)          (34,314)          (64,788)
                                                             --------------              ------            ------           -------
  Dividends paid                                                    (49,899)                  -                 -           (49,899)
  Other                                                            (162,066)            (27,725)           34,314          (155,477)
                                                             --------------              ------            ------           -------
Net cash provided by financing activities                          (211,965)            (27,725)           34,314          (205,376)
                                                             --------------              ------            ------           -------

Increase (decrease) in cash and cash equivalents                    117,845             (11,060)                -           106,785
Cash and cash equivalents at the beginning of the year              111,136               9,925                 -           121,061
                                                             --------------              ------            ------           -------
Cash and cash equivalents at end of the year                 $      228,981              (1,135)                -           227,846
                                                             ==============              ======            ======           =======

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Dollar amounts in thousands except per share data, unless otherwise noted



16.      Guarantor Subsidiaries, continued

Year ended June 27, 2001                                                           Guarantor
                                                                    Parent       Subsidiaries       Eliminations      Consolidated
                                                                --------------- ----------------- ----------------- ----------------
Net cash provided by operating activities                     $     127,529             117,359                -           244,888
                                                                --------------- ----------------- ----------------- ----------------
  Purchases of property, plant and equipment, net                   (69,348)           (243,971)               -          (313,319)
  Increase in other assets                                         (218,241)             (4,205)         215,927            (6,519)
Acquisition, net of cash acquired                                   (30,942)            (92,811)                          (123,753)
                                                                --------------- ----------------- ----------------- ----------------
Net cash used in investing activities                              (318,531)           (340,987)         215,927          (443,591)
                                                                --------------- ----------------- ----------------- ----------------
  Decrease in short-term borrowings                                (235,000)                  -                -          (235,000)
  Proceeds from issuance of long-term debt                          700,000                   -                -           700,000
  Purchases of common stock                                         (17,003)                  -                -           (17,003)
  Dividends paid                                                   (142,853)                  -                -          (142,853)
  Other                                                             (18,163)            219,134         (215,927)          (14,956)
                                                                --------------- ----------------- ----------------- ----------------
Net cash used in financing activities                               286,981             219,134         (215,927)          290,188
                                                                --------------- ----------------- ----------------- ----------------

Increase (decrease) in cash and cash equivalents                     95,979              (4,494)               -            91,485
Cash and cash equivalents at the beginning of the year               15,157              14,419                -            29,576
                                                                --------------- ----------------- ----------------- ----------------
Cash and cash equivalents at end of the year                  $     111,136               9,925                -           121,061
                                                                =============== ================= ================= ================





Year ended June 28, 2000                                                             Guarantor
                                                                    Parent         Subsidiaries     Eliminations       Consolidated
                                                                --------------- ----------------- ----------------- ----------------
Net cash (used in) provided by operating activities           $      (7,582)            750,861                -           743,279
                                                                --------------- ----------------- ----------------- ----------------
  Purchases of property, plant and equipment, net                   (90,857)           (122,133)               -          (212,990)
  Decrease in other assets                                          638,496               7,375         (628,999)           16,872
                                                                --------------- ----------------- ----------------- ----------------
Net cash provided by (used in) investing activities                 547,639            (114,758)        (628,999)         (196,118)
                                                                --------------- ----------------- ----------------- ----------------
  Decrease in short-term borrowings                                (230,000)                  -                -          (230,000)
  Purchases of common stock                                        (162,272)                  -                -          (162,272)
  Dividends paid                                                   (148,966)                  -                -          (148,966)
  Other                                                              (1,510)           (628,582)         628,999            (1,093)
                                                                --------------- ----------------- ----------------- ----------------
Net cash used in financing activities                              (542,748)           (628,582)         628,999          (542,331)
                                                                --------------- ----------------- ----------------- ----------------

(Decrease) increase in cash and cash equivalents                     (2,691)              7,521                -             4,830
Cash and cash equivalents at the beginning of the year               17,848               6,898                -            24,746
                                                                --------------- ----------------- ----------------- ----------------
Cash and cash equivalents at end of the year                  $      15,157              14,419                -            29,576
                                                                =============== ================= ================= ================

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

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Shareholders and Board of Directors
Winn-Dixie Stores, Inc.:


Under date of August 7, 2002, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 26, 2002 and June 27, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended June 26, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index on page 18 of the annual report on Form 10-K for the year 2002. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                               KPMG LLP



Jacksonville, Florida
August 7, 2002

                                                                     Schedule II
                                                                     -----------


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                 Consolidated Valuation and Qualifying Accounts
           Years Ended June 26, 2002, June 27, 2001 and June 28, 2000
                             (Amounts in thousands)





                                                             Balance       Additions        Deductions     Balance
                                                            beginning     charged to           from       at end of
                       Description                           of year        income           reserves        year
----------------------------------------------------------  -------------  -------------  -------------   -----------
Year ended June 26, 2002:
Reserves deducted from assets to which they apply:
Allowance for doubtful receivables                        $        3,935         16,957         18,113         2,779
                                                            =============  =============  =============   ===========

Year ended June 27, 2001:
Reserves deducted from assets to which they apply:
Allowance for doubtful receivables                        $        3,822         17,024         16,911         3,935
                                                            =============  =============  =============   ===========


Year ended June 28, 2000:
Reserves deducted from assets to which they apply:
Allowance for doubtful receivables                        $        3,615         19,021         18,814         3,822
                                                            =============  =============  =============   ===========