Form 10-Q
period 2002-09-18
WINN DIXIE STORES INC
filed 2002-10-09
CIK 107681

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

                For the quarterly period ended September 18, 2002


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __


     As of September 18, 2002, there were 140,764,410 shares outstanding of the registrant's common stock, $1 par value.


================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

Item 1.  Financial Statements                                               Page

         Condensed Consolidated Statements of Operations                      1
                  (Unaudited), For the 12 Weeks Ended
                  September 18, 2002 and September 19, 2001

         Condensed Consolidated Balance Sheets                                2
                  September 18, 2002 (Unaudited) and June 26, 2002 (Note A)

         Condensed Consolidated Statements of Cash Flows                      3
                  (Unaudited), For the 12 Weeks Ended
                  September 18, 2002 and September 19, 2001

         Notes to Condensed Consolidated Financial Statements                 4 - 14
                  (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial                    15 - 21
                  Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22 - 24

Item 4.  Controls and Procedures                                              25

                           Part II: Other Information

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 5.  Other Information                                                    27

Item 6.  Exhibits and Reports on Form 8-K                                     27

Signatures                                                                    28

Certifications                                                                29 - 30

                         Part I - Financial Information

Item 1.  Financial Statements

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                Dollar amounts in thousands except per share data


                                                                                               For the 12 Weeks Ended
                                                                                     September 18, 2002      September 19, 2001
                                                                                     ------------------      ------------------


Net sales                                                                                 $2,832,765              2,807,756
Cost of sales, including warehouse and delivery expenses                                   2,033,204              2,056,396
                                                                                          ----------             ----------
Gross profit on sales                                                                        799,561                751,360
Other operating and administrative expenses                                                  729,833                685,972
                                                                                          ----------             ----------
Operating income                                                                              69,728                 65,388
Interest expense, net                                                                         14,921                 14,878
                                                                                          ----------             ----------
Earnings from continuing operations before income taxes                                       54,807                 50,510
Income taxes                                                                                  20,005                 19,445
                                                                                          ----------             ----------
Net earnings from continuing operations                                                       34,802                 31,065
                                                                                          ----------             ----------
Discontinued operations (Note O)
   Loss from discontinued operations                                                               -                (14,070)
   Income tax benefit                                                                              -                 (5,416)
                                                                                          ----------             ----------
     Net loss from discontinued operations                                                         -                 (8,654)
                                                                                          ----------             ----------
Net earnings                                                                              $   34,802                 22,411
                                                                                          ==========             ==========
Basic earnings per share:
   Earnings from continuing operations                                                    $     0.25                   0.22
   Loss from discontinued operations                                                               -                  (0.06)
                                                                                          ----------             ----------
Basic earnings per share                                                                  $     0.25                   0.16
                                                                                          ==========             ==========
Diluted earnings per share:
   Earnings from continuing operations                                                    $     0.25                   0.22
   Loss from discontinued operations                                                               -                  (0.06)
                                                                                          ----------             ----------
Diluted earnings per share                                                                $     0.25                   0.16
                                                                                          ==========             ==========

Dividends per share                                                                       $     0.05                   0.17
                                                                                          ==========             ==========
Weighted average common shares outstanding - basic                                           140,357                140,281
                                                                                          ==========             ==========
Weighted average common shares outstanding - diluted                                         140,807                140,971
                                                                                          ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Dollar amounts in thousands except par value



                                                                                         September 18, 2002    June 26, 2002
                                                                                         ------------------    -------------
ASSETS                                                                                      (Unaudited)           (Note A)
------
Current Assets:

   Cash and cash equivalents                                                                $    77,432            227,846
   Marketable securities                                                                         18,842             18,606
   Trade and other receivables                                                                  115,258            116,154
   Merchandise inventories less LIFO reserve of
     $218,873 ($215,873 as of June 26, 2002)                                                  1,054,311          1,063,288
   Prepaid expenses and other assets                                                             44,541             53,934
   Deferred income taxes                                                                        156,593            158,478
                                                                                            -----------        -----------
        Total current assets                                                                  1,466,977          1,638,306
                                                                                            -----------        -----------
Cash surrender value of life insurance, net                                                      11,559             16,197
Property, plant and equipment, net                                                              953,473            966,752
Goodwill                                                                                         87,808             87,808
Non-current deferred income taxes                                                               109,196            113,291
Other assets, net                                                                               116,303            115,224
                                                                                            -----------        -----------
        Total assets                                                                        $ 2,745,316          2,937,578
                                                                                            ===========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current portion of long-term debt                                                        $     1,736              2,739
   Current obligations under capital leases                                                       3,464              3,471
   Accounts payable                                                                             451,824            509,704
   Reserve for insurance claims and self-insurance                                               94,535             98,450
   Accrued wages and salaries                                                                    97,357            111,556
   Accrued rent                                                                                 143,961            144,597
   Accrued expenses                                                                             154,975            174,805
   Income taxes payable                                                                          46,858             64,582
                                                                                            -----------        -----------
        Total current liabilities                                                               994,710          1,109,904
                                                                                            -----------        -----------
Reserve for insurance claims and self-insurance                                                 159,230            160,226
Long-term debt                                                                                  440,584            540,612
Obligations under capital leases                                                                 23,992             24,787
Defined benefit plan                                                                             53,391             52,887
Lease liability on closed stores, net of current portion                                        171,457            180,785
Other liabilities                                                                                59,180             55,993
                                                                                            -----------        -----------
        Total liabilities                                                                     1,902,544          2,125,194
                                                                                            -----------        -----------
Commitments and contingent liabilities (Notes I, J, L & P)

Shareholders' Equity:
   Common stock $1 par value. Authorized 400,000,000 shares
        issued and outstanding 140,764,410 at September 18, 2002
        and 140,592,009 at June 26, 2002                                                        140,764            140,592
   Retained earnings                                                                            705,598            676,322
   Accumulated other comprehensive loss                                                          (3,590)            (4,530)
                                                                                            -----------        -----------
        Total shareholders' equity                                                              842,772            812,384
                                                                                            -----------        -----------
          Total liabilities and shareholders' equity                                        $ 2,745,316          2,937,578
                                                                                            ===========          =========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          Dollar amounts in thousands


                                                                                           September 18, 2002   September 19, 2001
                                                                                           ------------------   ------------------
Cash flows from operating activities:
     Net earnings                                                                              $  34,802                 22,411
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
          Depreciation and amortization                                                           37,979                 39,877
          Deferred income taxes                                                                    5,207                  4,027
          Defined benefit plan                                                                       504                  1,235
          Reserve for insurance claims and self-insurance                                         (5,780)                (1,623)
          Stock compensation plans                                                                 1,327                    975
          Change in operating assets and liabilities, net of effects from acquisitions:
               Trade and other receivables                                                           896                (19,763)
               Merchandise inventories                                                             8,977                 30,028
               Prepaid expenses and other assets                                                  12,444                 10,618
               Accounts payable                                                                  (52,751)               (72,555)
               Income taxes payable                                                               12,436                  9,875
               Other current accrued expenses                                                    (19,146)               (23,228)
                                                                                               ---------              ---------
                  Subtotal                                                                        36,895                  1,877
               Income taxes paid on company owned life insurance                                 (52,002)                     -
                                                                                               ---------              ---------
                    Net cash (used in) provided by operating activities                          (15,107)                 1,877
                                                                                               ---------              ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment, net                                             (22,270)               (12,845)
   (Increase) decrease in investments and other assets                                            (4,228)                 1,939
                                                                                               ---------              ---------
                    Net cash used in investing activities                                        (26,498)               (10,906)
                                                                                               ---------              ---------
Cash flows from financing activities:
     Principal payments on long-term debt                                                       (101,031)                (1,014)
     Principal payments on capital lease obligations                                                (802)                  (755)
     Purchase of common stock                                                                        (40)                   (30)
     Proceeds of sales under associates' stock purchase plan                                           -                    719
     Dividends paid                                                                               (7,030)               (23,894)
     Other                                                                                            94                (11,589)
                                                                                               ---------              ---------
                    Net cash used in financing activities                                       (108,809)               (36,563)
                                                                                               ---------              ---------
Decrease in cash and cash equivalents                                                           (150,414)               (45,592)
Cash and cash equivalents at beginning of year                                                   227,846                121,061
                                                                                               ---------              ---------
Cash and cash equivalents at end of period                                                     $  77,432                 75,469
                                                                                               =========              =========
Supplemental cash flow information:
     Interest paid                                                                             $   7,896                  9,972
     Interest and dividends received                                                           $     496                    464
     Income taxes paid                                                                         $  54,463                    517

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(A) Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 18, 2002 are not necessarily indicative of the results that may be expected for the year ending June 25, 2003.

               The balance sheet at June 26, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

               For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. and subsidiaries annual report on Form 10-K for the fiscal year ended June 26, 2002. The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in twelve states and the Bahama Islands. Reference to the "Company" includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

(B) Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

(C) Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value.
               Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders' equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

               Additionally, the Company offers awards to customers based on an accumulation of points as part of its Customer Reward Card program. The points accumulation and redemption occur within the same reporting period with no free or discounted products or services to be delivered in the future. Accordingly, the Company had no liability established for points redemption as of September 18, 2002.

(F) Merchandise Cost: Vendor allowances and credits that relate to the Company's merchandising activities are recorded as a reduction of cost of sales as they are earned according to the underlying agreement with the vendor. Allowances consist primarily of promotional allowances, quantity discounts and payments under merchandising agreements. Amounts received under promotional or other merchandising allowance agreements that require specific performance are recognized when the performance is satisfied, the amount is fixed and determinable and the collection is reasonably assured. Lump sum payments received in advance of performance are recorded as deferred income in other liabilities, either current or non-current as appropriate, and recognized over the life of the agreement.

(G) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $3.0 million in fiscal 2003 and 2002. If the FIFO method had been used for the current quarter, net earnings from continuing operations would have been $36.7 million, or $0.26 per diluted share, as compared with $32.9 million, or $0.23 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

(H) Comprehensive Income: Comprehensive income differs from net income in the quarter due to changes in the fair value of the Company's interest rate swaps related to the cash flow hedge and marketable securities. Comprehensive income for the quarter ended was $35.7 million, or $0.25 per diluted share compared to $18.4 million, or $0.13 per diluted share in the previous year.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(I)            Debt:


                                                                                  September 18, 2002          June 26, 2002
                                                                                  ------------------          -------------
               364-day $175,000 revolving credit facility due 2003;
                  interest payable at LIBOR plus 2.50%                           $                 -                      -
               Five-year  $200,000 revolving credit facility due 2006;
                  interest payable at LIBOR plus 2.50%                                             -                      -
               Mortgage note payable with interest at 9.40% and
                  monthly $22 principal and interest payments                                  1,403                  1,434
                  and 10.0% of principal paid annually each October
               Six-year term loan due 2007; interest payable
                  at LIBOR plus 2.75% and .25% of principal
                  paid quarterly                                                             145,000                246,000
               8.875% senior notes due 2008; interest payable
                  semiannually on April 1 and October 1                                      295,917                295,917
                                                                                  ------------------          -------------
                    Total                                                                    442,320                543,351
               Less current portion                                                            1,736                  2,739
                                                                                  ------------------          -------------
               Long-term portion                                                 $           440,584                540,612
                                                                                  ==================          =============

               The senior secured credit facilities and senior unsecured notes contain certain covenants as defined in the credit agreement and indenture, as amended. The Company was in compliance with these covenants at September 18, 2002. During the quarter, the Company prepaid $100.0 million on the six-year term loan. In accordance with Statement of Financial Accounting Standards No. 145,
               "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections" ("SFAS 145"), the unamortized debt issue cost of $2.6 million ($1.6 million net of tax) associated with the early extinguishment of the debt is recorded in continuing operations as interest expense. As of September 18, 2002, the Company had $52.0 million in outstanding letters of credit used to support inventory purchases and insurance obligations.

               The Company has a cash flow hedge on the six-year term loan due 2007. See Quantitative and Qualitative Disclosures About Market Risk for additional information.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(I) Debt, continued: The Company entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS 133, "Accounting for Derivative Instruments and Hedge Activities," with a notional amount totaling $300.0 million and a variable interest rate, which is fixed semi-annually on the first of April and October based on six-month LIBOR. This agreement was entered to exchange the fixed interest rate on the Company's 8.875% senior notes for a variable interest rate. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the long-term debt on the Condensed Consolidated Balance Sheets as of September 18, 2002 decreased by $4.1 million, which reflected a decrease in the fair value of the debt. The corresponding increase in the hedge liability was recorded in other liabilities. The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in the Company's earnings associated with the interest rate swap agreement on the 8.875% senior notes.

(J) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2003 and 2002 is 36.5% and 38.5%, respectively.

               The Company has a reserve established for taxes and interest related to the company-owned life insurance (COLI) tax liability. In July 2002, the Company paid $52.0 million to the Internal Revenue Service from the reserve. Additional amounts, if any, will be paid after receiving a final assessment from the Internal Revenue Service and, in the opinion of management, will not have any additional material adverse impact on the Company's financial condition or results of operations.

(K) Reclassification: Certain other prior year amounts may have been reclassified to conform to the current year's presentation.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(L) Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sublease income. The following amounts are included in accrued rent and lease liability on closed stores, as of September 18, 2002:

                                                            Lease Liability on
                                                               Closed Stores
                                                            ------------------
               Balance at June 26, 2002                     $          264,386
               Additions/adjustments                                     5,346
               Utilization                                             (24,171)
                                                            ------------------
               Balance at September 18,  2002               $          245,561
                                                            ==================

               The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of eight leases. The lease liability on closed stores consist of $134.6 million related to restructure and $62.8 million related to the discontinued operations. The additions/adjustments and the utilization for restructure were $2.0 million and $10.1 million, respectively for the quarter. The current portion of the accrued balance at September 18, 2002 totals $74.1 million and is included in accrued rent.

(M) Goodwill and Other Intangible Assets: Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company determined it has one reporting unit.

               The Company performed an impairment review at September 18, 2002, and concluded that there were no necessary adjustments.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(M) Goodwill and Intangible Assets, continued: Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the Condensed
               Consolidated Balance Sheets, as of September 18, 2002 is as follows:

                                                                       Other
                                                                     Intangible
                                                                       Assets
                                                                     ----------
               Other intangible assets                              $     7,461
               Less: Accumulated amortization                             2,831
                                                                    -----------
               Other intangible assets, net                         $     4,630
                                                                    ===========

               Amortization expense for other intangible assets for quarters ended September 18, 2002 and September 19, 2001 was $284 and $270, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 26, 2002 is as follows:

                                                                   Amortization
                                                                      Expense
                                                                   ------------
               Remaining for year ended June 25, 2003              $        922
               For year ended June 30, 2004                               1,153
               For year ended June 29, 2005                               1,099
               For year ended June 28, 2006                                 410
               For year ended June 27, 2007                                 103
               Thereafter                                                   943
                                                                   ------------
                                                                   $      4,630
                                                                   ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(N) Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidated financial information for the Company and its guarantor subsidiaries is as follows:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERAIONS
                             (Amounts in thousands)



12 Weeks ended September 18, 2002

                                                                                     Guarantor
                                                                      Parent        Subsidiaries      Eliminations     Consolidated
                                                                   ------------     ------------      ------------     ------------
Net sales                                                          $  1,276,536        1,556,229                 -        2,832,765
Cost of sales                                                           916,031        1,117,173                 -        2,033,204
                                                                   ------------      -----------      ------------     ------------
Gross profit                                                            360,505          439,056                 -          799,561
Other operating and administrative expenses                             309,845          419,988                 -          729,833
                                                                   ------------      -----------      ------------     ------------
Operating income                                                         50,660           19,068                 -           69,728
Equity in earnings of consolidated subsidiaries                          12,108                -           (12,108)               -
Interest expense, net                                                    14,921                -                 -           14,921
                                                                   ------------      -----------      ------------     ------------
Earnings before income taxes                                             47,847           19,068           (12,108)          54,807
Income taxes                                                             13,045            6,960                 -           20,005
                                                                   ------------      -----------      ------------     ------------
Net earnings                                                       $     34,802           12,108           (12,108)          34,802
                                                                   ============      ===========      ============     ============


12 Weeks ended September 19, 2001

                                                                                     Guarantor
                                                                      Parent        Subsidiaries      Eliminations     Consolidated
                                                                   ------------     ------------      ------------     ------------
Net sales                                                          $  1,256,225        1,551,531                 -        2,807,756
Cost of sales                                                           924,202        1,132,194                 -        2,056,396
                                                                   ------------     ------------      ------------     ------------
Gross profit                                                            332,023          419,337                 -          751,360
Other operating and administrative expenses                             304,154          381,818                 -          685,972
                                                                   ------------     ------------      ------------     ------------
Operating income                                                         27,869           37,519                 -           65,388
Equity in earnings of consolidated subsidiaries                          14,421                -           (14,421)               -
Interest expense, net                                                    14,878                -                 -           14,878
                                                                   ------------     ------------      ------------     ------------
Earnings from continuing operations before income taxes                  27,412           37,519           (14,421)          50,510
Income taxes                                                              5,001           14,444                 -           19,445
                                                                   ------------     ------------      ------------     ------------
Net earnings from continuing operations                                  22,411           23,075           (14,421)          31,065
Net loss from discontinued operations                                         -           (8,654)                -           (8,654)
                                                                   ------------     ------------      ------------     ------------
Net earnings                                                       $     22,411           14,421           (14,421)          22,411
                                                                   ============     ============      ============     ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(N)            Guarantor Subsidiaries, continued:


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (Amounts in thousands)

September 18, 2002

                                                                                       Guarantor
                                                                       Parent         Subsidiaries     Eliminations     Consolidated
                                                                    ------------      ------------     ------------     ------------
Merchandise inventories                                             $    320,879           733,432                -        1,054,311
Other current assets                                                     247,874           164,792                -          412,666
                                                                    ------------      ------------     ------------     ------------
   Total current assets                                                  568,753           898,224                -        1,466,977
Property, plant and equipment, net                                       372,043           581,430                -          953,473
Other non-current assets                                                 206,490           118,376                -          324,866
Investments in and advances to/from subsidiaries                         845,762                 -         (845,762)               -
                                                                    ------------      ------------     ------------     ------------
Total assets                                                        $  1,993,048         1,598,030         (845,762)       2,745,316
                                                                    ============      ============     ============     ============
Accounts payable                                                    $     91,693           360,131                -          451,824
Other current liabilities                                                382,116           160,770                -          542,886
                                                                    ------------      ------------     ------------     ------------
     Total current liabilities                                           473,809           520,901                -          994,710
Long-term debt                                                           440,584                 -                -          440,584
Other non-current liabilities                                            235,883           231,367                -          467,250
Common stock of $1 par value                                             140,764             6,237           (6,237)         140,764
Retained earnings and other shareholders' equity                         702,008           839,525         (839,525)         702,008
                                                                    ------------      ------------     ------------     ------------
     Total liabilities and shareholders' equity                     $  1,993,048         1,598,030         (845,762)       2,745,316
                                                                    ============      ============     ============     ============

June 26, 2002

                                                                                       Guarantor
                                                                       Parent         Subsidiaries     Eliminations     Consolidated
                                                                    ------------      ------------     ------------     ------------
Merchandise inventories                                             $    320,515           742,773                -        1,063,288
Other current assets                                                     387,696           187,322                -          575,018
                                                                    ------------      ------------     ------------     ------------
   Total current assets                                                  708,211           930,095                -        1,638,306
Property, plant and equipment, net                                       375,029           591,723                -          966,752
Other non-current assets                                                 213,434           119,086                -          332,520
Investments in and advances to/from subsidiaries                         900,911                 -         (900,911)               -
                                                                    ------------      ------------     ------------     ------------
   Total assets                                                     $  2,197,585         1,640,904         (900,911)       2,937,578
                                                                    ============      ============     ============     ============
Accounts payable                                                    $    146,128           363,576                -          509,704
Other current liabilities                                                461,251           138,949                -          600,200
                                                                    ------------      ------------     ------------     ------------
   Total current liabilities                                             607,379           502,525                -        1,109,904
Long-term debt                                                           540,612                 -                -          540,612
Other non-current liabilities                                            237,210           237,468                -          474,678
Common stock of $1 par value                                             140,592             6,238           (6,238)         140,592
Retained earnings and other shareholders' equity                         671,792           894,673         (894,673)         671,792
                                                                    ------------      ------------     ------------     ------------
   Total liabilities and shareholders' equity                       $  2,197,585         1,640,904         (900,911)       2,937,578
                                                                    ============      ============     ============     ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(N)            Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



12 Weeks ended September 18, 2002

                                                                                      Guarantor
                                                                      Parent         Subsidiaries     Eliminations     Consolidated
                                                                   ------------      ------------     ------------     ------------
Net cash (used in) provided by operating activities                $   (104,717)           89,610                -          (15,107)
                                                                   ------------      -------------    ------------     ------------
   Purchases of property, plant and equipment, net                      (11,996)          (10,274)               -          (22,270)
   Decrease (increase) in other assets                                   52,919            (1,998)         (55,149)          (4,228)
                                                                   ------------      ------------     ------------     ------------
Net cash provided by (used in) investing activities                      40,923           (12,272)         (55,149)         (26,498)
                                                                   ------------      ------------     ------------     ------------
   Principal payments on long-term debt                                (101,031)                -                -         (101,031)
   Dividends paid                                                        (7,030)                -                -           (7,030)
   Other                                                                 12,836           (68,733)          55,149             (748)
                                                                   ------------      ------------     ------------     ------------
Net cash used in financing activities                                   (95,225)          (68,733)          55,149         (108,809)
                                                                   ------------      ------------     ------------     ------------
(Decrease) increase in cash and cash equivalents                       (159,019)            8,605                -         (150,414)
Cash and cash equivalents at the beginning of the year                  228,981            (1,135)               -          227,846
                                                                   ------------      ------------     ------------     ------------
Cash and cash equivalents at end of the quarter                    $     69,962             7,470                -           77,432
                                                                   ============      ============     ============     ============


12 Weeks ended September 19, 2001

                                                                                      Guarantor
                                                                      Parent         Subsidiaries     Eliminations    Consolidated
                                                                   ------------      ------------     ------------     ------------
Net cash (used in) provided by operating activities                $   (133,882)         135,759                -            1,877
                                                                   ------------      ------------     ------------     ------------
   Purchases of property, plant and equipment, net                       (5,448)          (7,397)               -          (12,845)
   Decrease (increase) in other assets                                  122,995             (356)        (120,700)           1,939
                                                                   ------------      ------------     ------------     ------------
Net cash provided by (used in) investing activities                     117,547           (7,753)        (120,700)         (10,906)
                                                                   ------------      ------------     ------------     ------------
   Dividends paid                                                       (23,894)               -                -          (23,894)
   Other                                                                (11,134)        (122,235)         120,700          (12,669)
                                                                   ------------      ------------     ------------     ------------
Net cash used in financing activities                                   (35,028)        (122,235)         120,700          (36,563)
                                                                   ------------      ------------     ------------     ------------
(Decrease) increase in cash and cash equivalents                        (51,363)           5,771                -          (45,592)
Cash and cash equivalents at the beginning of the year                  111,136            9,925                -          121,061
                                                                   ------------      ------------     ------------     ------------
Cash and cash equivalents at end of the quarter                    $     59,773           15,696                -           75,469
                                                                   ============      ============     ============     ============

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(O) Discontinued Operations: On May 6, 2002, the Company announced a formal plan to exit the Texas and Oklahoma operations, which consisted of 71 locations, a dairy plant and a distribution center in Texas and 5 locations in Oklahoma. In addition, seven leases were in effect on stores that were previously closed. The Company decided to discontinue these operations as a result of continued operational losses and reductions in market share. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Texas and Oklahoma operations are considered components of an entity, which requires the Company to disclose the exit as a discontinued operation. At June 26, 2002, the Company exited these operations, either by sale or abandonment.

               There was no revenue from discontinued operations for the quarter ended September 18, 2002, compared to gross revenue of $146.3 million for the quarter ended September 19, 2001.

               A summary of the accruals and loss on disposal of discontinued operations follows:

                                                                  Employee
                                                              Termination and            Lease
                                                               Other Location         Termination
                                                               Closing Costs             Costs               Total
                                                              ----------------      ---------------     ---------------
               Balance at June 26, 2002                      $          9,034               72,401              81,435
               Utilization                                             (8,342)              (9,570)            (17,912)
                                                              ----------------      ---------------     ---------------
               Balance at September 18, 2002                 $            692               62,831              63,523
                                                              ================      ===============     ===============


               The Company has $14.3 million in held for sale assets relating to the exiting of the Texas and Oklahoma operations. The held for sale assets are reported in the prepaid expenses and other assets section of the Condensed Consolidated Balance Sheet. The held for sale assets consist mainly of land, land improvements, building, leasehold improvements and store and office equipment.


(P) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(P) Litigation, continued: Among the suits charging violations of certain civil rights laws, there are actions that purport to be class actions, and which allege sexual harassment, retaliation and/or a pattern and practice of race-based and gender-based discriminatory treatment of employees and applicants. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company's practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys' fees and costs.

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

(Q) Accounting Pronouncements: Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), became effective for the Company July 2002. The adoption of SFAS 145 will require that losses on early extinguishment of debt be included in continuing operations rather than as an extraordinary item. See Note I - Debt.

               Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Continuing Operations. Sales for the 12 weeks ended September 18, 2002, were $2.8 billion, an increase of $25.0 million or 0.9% compared with the same quarter last year. Identical store sales, which include enlargements and exclude the sales from stores that opened or closed during the period, increased 2.0% for the quarter. Comparable store sales, which include replacement stores, increased 2.1% for the quarter. The increase in sales was primarily due to the Company's marketing efforts during the last year, including the "real deal" branding initiative and the Customer Reward Card program.

The Company's Customer Reward Card program allows the customer to receive ongoing benefits that include merchandise discounts, automatic entry into various sweepstakes, notification of special events, participation in specialty merchandise clubs, discounts on services provided by select marketing partners and other special incentives. The Customer Reward Card is part of a major initiative to focus on superior customer relationship marketing that reinforces the Company's "real deal" branding initiative. The Customer Reward Card is currently in use in the Company's Alabama, Louisiana, Mississippi and Florida area stores.

For the 12 weeks ended September 18, 2002, the Company opened two new stores and closed two existing stores. A total of 1,073 locations were in operation on September 18, 2002, compared to 1,153 on September 19, 2001. During the fourth quarter of fiscal year 2002, the Company closed 76 stores related to discontinued operations. As of September 18, 2002, retail space totaled 47.5 million square feet compared to 51.1 million square feet in the prior year. The Company has three new stores under construction.

Gross profit increased $48.2 million for the quarter. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal 2002 was 28.2% and 26.8%, respectively. Increased gross profit margin is primarily due to improved sales as a result of the Company's marketing initiatives, improvement in procurement and shrink reduction initiatives.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued:

Other operating and administrative expenses increased $43.9 million for the current quarter as compared to the corresponding quarter in fiscal 2002. As a percentage of sales, other operating and administrative expenses for the current quarter and the corresponding quarter of the previous year was 25.8% and 24.5%, respectively.

The increase in other operating and administrative expenses for the current quarter was primarily due to an increase in the accrual for profit sharing contributions and an increase in advertising and retail operating expenses in connection with the startup of the Customer Reward Card in Alabama, Louisiana and Mississippi.

Rent expense for the quarter on operating leases was $78.2 million, as compared to $77.8 million in the previous year.

Interest expense totaled $14.9 million for the current quarter and corresponding quarter in fiscal 2002. Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases. The current quarter interest expense includes $2.6 million of unamortized debt issued costs and a $3.3 million payment to unwind the swap associated with the early extinguishment of debt.

Earnings from continuing operations before income taxes were $54.8 million for the current quarter compared to $50.5 million in the corresponding quarter of fiscal 2002.

Income taxes have been accrued at an effective tax rate of 36.5% for fiscal 2003 and 38.5% for fiscal 2002. The decline in the effective tax rate is primarily due to the expected utilization of previously unrecognized tax benefits arising from state net operating loss carry forwards. This rate is expected to approximate the effective rate for fiscal year 2003.

Net earnings from continuing operations for the current quarter amounted to $34.8 million, or $0.25 per diluted share as compared to $31.1 million, or $0.22 per diluted share for the corresponding quarter of the previous year. The LIFO charge reduced net earnings from continuing operations by $1.9 million, or $0.01 per diluted share in the current quarter compared to $1.8 million, or $0.01 per diluted share in the corresponding quarter of the previous year.

During the fourth quarter of fiscal 2002, the Company exited its Texas and Oklahoma operations, which consisted of 76 stores, a distribution center and a dairy plant. Net loss from discontinued operations was $8.7 million, or $.06 per diluted share for quarter ended September 19, 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and marketable securities amounted to $96.3 million at September 18, 2002 compared to $246.5 million at June 26, 2002. Working capital amounted to $472.3 million at September 18, 2002, compared to $528.4 million at June 26, 2002. Cash decreased due to a $100.0 million prepayment on the six-year term loan and a payment of $52.0 million to the Internal Revenue Service in the current quarter (See Note I - Debt and Note J - Income Taxes). The prepayment of debt was funded from cash from operating activities. During the current quarter, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 2.0%.

Net cash (used in) provided by operating activities amounted to $(15.1) million for the 12 weeks ended September 18, 2002, compared to $1.9 million in the previous year. The increase in net cash used in operations is largely due to a $52.0 million payment to the Internal Revenue Service and partially offset by an increase in earnings and a smaller decrease in accounts payables. Excluding the $52.0 million payment to the Internal Revenue Service, cash provided by operating activities would have increased to $36.9 million in the current quarter.

Net cash used in investing activities was $26.5 million for the 12 weeks ended September 18, 2002, compared to $10.9 million in the previous year. The change was primarily due to an increase in capital expenditures. Capital expenditures for the current quarter totaled $22.3 million compared to $12.8 million for the corresponding quarter of fiscal 2002.

The Company estimated that total capital investment in Company retail and support facilities, including operating leases, will be $235.0 million in fiscal 2003. The Company has no material construction or purchase commitments outstanding as of September 18, 2002.

Net cash used in financing activities was $108.8 million for the 12 weeks ended September 18, 2002, compared to $36.6 million in the previous year. In the current year, the Company prepaid $100.0 million on the six-year term loan and reduced dividend payments.

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

Self-insurance reserves. It is the Company's policy to self-insure for certain insurable risks consisting primarily of physical loss to property, business interruptions, workers' compensation, comprehensive general and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company's self-insurance obligations and future expense.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies, continued:

Store closing costs, continued. Store closing liabilities are reviewed quarterly and adjusted to ensure that any accrued amount is properly stated. Although the Company believes that the estimates used are reasonable, significant differences related to the items noted above or a change in market conditions could materially affect the Company's reserve for store closing obligations and future expense.

COLI litigation. The Company was a party to litigation arising from its interpretation of certain provisions of the U.S. tax code. The Company received an unfavorable court decision related to the deduction of interest expense on Company Owned Life Insurance (COLI). Appeals have been unsuccessful in reversing the decision. The Company has recorded a reserve based on consultations with outside legal counsel and historical negotiations of similar cases. See Note J - Income Taxes for further discussion. The Company has and will continue to negotiate the ultimate settlement of this matter. There are uncertainties in any litigation of this nature and the ultimate settlement could vary from the amounts recorded in the Consolidated Financial Statements. While the ultimate outcome of this matter cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

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

Factors that may cause actual results to differ materially from those projected include, but are not limited to:

o the Company's ability to achieve the benefits contemplated from the various operational changes being implemented by management;
o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;
o changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution, or food retailing, including environmental compliance;
o the possible impact of changes in the ratings assigned to the Company's debt instruments by nationally recognized rating agencies; and
o general business and economic conditions in the Company's operating regions, including conditions arising from the current state of the economy  generally,  the  recent  stock  market  decline,  the  rate of inflation/deflation, changes in population, consumer demands and spending, and the availability of new employees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Cash Flow Hedge: The Company has outstanding a $145 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risk from changes in interest rates. The instruments primarily used to mitigate the risk are interest rate swaps. The derivative instruments held on the $145 million six-year term loan are designated as highly effective cash flow hedges of interest rate risk on variable rate debt and, accordingly, the change in fair value of these instruments is recorded as a component of other comprehensive income.

On July 26, 2002, the Company unwound the swap with a notional amount of $150.0 million and a maturity of March 29, 2003. The swap was unwound in conjunction with the $100.0 million pay down of the related debt on July 29, 2002.

The Company has remaining one interest rate swap agreement with a notional amount of $100.0 million to hedge the interest rate risk associated with the $145 million outstanding in variable rate debt. The notional amount does not represent a measure of exposure to the Company. The interest rate swap agreement matures on March 29, 2004. The Company will pay the counterparty interest at a fixed rate of 5.03% and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (1.82% as of September 18, 2002).

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

The fair value of the Company's interest rate swap is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 18, 2002, the fair value of the Company's interest rate swap resulted in an unrealized loss of $4.5 million ($2.8 million after tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity. During the next 12 months, the Company will incur interest expense, including the effect of the interest rate swap, at a weighted average rate of 6.79% on the $145 million outstanding in variable rate debt.

The Company measures effectiveness by the ability of the interest rate swap to offset cash flows associated with changes in the one-month LIBOR. To the extent that this contract is not considered effective, any changes in fair value relating to the ineffective portion will be immediately recognized in income. However, the contract was effective during the period and no gain or loss was reported in earnings.

Quantitative and Qualitative Disclosures About Market Risk

Fair Value Hedge: In addition to the interest rate swap for the six-year term loan, on August 2, 2002, the Company reentered into interest rate swap agreements in which the Company effectively exchanged the $300 million fixed rate 8.875% interest on the senior notes for two variable rates in the notional amount of $200 and $100 million at six-month LIBOR plus 428 and 424 basis points, respectively. The Company received $7.4 million on the initial swaps, to be amortized over the remaining life of the bond as an offset to interest expense. The variable interest rates, which are based on six-month LIBOR, are fixed semiannually on the first day of April and October. The six-month LIBOR rate was 2.341% on April 1, 2002. The maturity dates of the interest rate swap agreements match those of the underlying debt.

In accordance with SFAS 133, the Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges and, accordingly, uses the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On April 1, 2002, the Company decreased the fair value of the 8.875% senior notes by $4.1 million and recorded the corresponding interest rate swap liability of $4.1 million in the other liabilities section of the Consolidated Balance Sheets.

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

Quantitative and Qualitative Disclosures About Market Risk


The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of September 18, 2002.


                             Expected Maturity Date
                             ----------------------
                          (Dollar amounts in thousands)


                                             2003       2004      2005    2006       2007    Thereafter     Total     Fair Value
                                             ----       ----      ----    ----       ----    ----------     -----     ----------
Liabilities:
Long-term debt
     Fixed Rate                             $  286        283       279     276        279     300,000     $301,403   $  306,233
         Average interest rate                9.40%      9.40%     9.40%   9.40%      9.40%       8.88%        8.88%
     Variable Rate                          $1,450      1,450     1,450   1,450    139,200           -     $145,000   $  145,000
         Average interest rate                4.63%      5.43%     6.32%   6.88%      7.33%          -         7.27%

Interest rate derivatives

Interest rate swaps:

     Variable to Fixed                      $    -    100,000         -       -          -           -     $100,000   $   (4,454)
         Average pay rate                        -       5.03%        -       -          -           -         5.03%
         Average receive rate                    -       2.68%        -       -          -           -         2.68%
     Fixed to Variable                      $    -          -         -       -          -     300,000     $300,000   $   (4,083)
         Average pay rate                        -          -         -       -          -        9.33%        9.33%
         Average receive rate                    -          -         -       -          -        8.88%        8.88%

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                           Part II - Other Information

Item 1.  Legal Proceedings


          See Note P - Litigation of the Notes to Condensed Consolidated Financial Statements, included herein, regarding various claims and lawsuits pending against the Company.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders


         (a) The 2002 Annual Meeting of Shareholders of the Company took place on October 9, 2002.

         (b) Three matters were submitted to a vote at the meeting:

             1. The election of two Class III directors for terms expiring in 2005;

             2. Ratification of the appointment by the board of directors of the company of KPMG LLP as auditors of the company for the fiscal year commencing June 27, 2002;

             3.  To  consider  and  act  upon  a  shareholder  proposal,   which
                 management opposes;

             With respect to the election of Director, the votes were as follows:

         Class III, for terms                       Shares
         expiring in 2005          Shares for       Withheld
         ----------------------------------------------------
         John H. Dasburg           119,332,281      2,762,809
         Julia B. North            119,424,981      2,670,109


         With respect to the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing June 27, 2002, the vote was: 119,089,802 shares for; 2,062,802 shares against; 942,486 shares abstained.

         With respect to consider and act upon a shareholder proposal, the vote was: 5,899,076 shares for; 99,176,607 shares against; 1,808,819 shares abstained. There were 15,210,588 broker non-votes.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Item 5.  Other Information

         John H. Dasburg, Chairman, President and Chief Executive Officer of Burger King Corporation, was elected to the Board of Directors on August 7, 2002.

         Dennis A. Hanley, formerly the Director of Retail Operations of Woolworth's New Zealand Limited, was elected as Vice President of Produce and Floral Merchandising effective July 29, 2002.

         August B. Toscano, Senior Vice President, Human Resources resigned from the Company effective September 17, 2002.

         Karen E. Salem, formerly Senior Vice President and Chief Information Officer of Corning Cable Systems, was elected as Senior Vice President and Chief Information Officer effective September 18, 2002.

         Laurence B. Appel, formerly Senior Vice President Legal, of The Home Depot, was elected as Senior Vice President and General Counsel on September 30, 2002.

         Joel B. Barton, formerly Executive Vice President of Merchandising and Marketing, and President of Retail Stores for Spartan Stores, Inc., was elected Vice President and Division Manager of the Charlotte Division effective September 27, 2002.

         John E. Anderson, President and Chief Executive Officer of Patriot Transportation Holdings, Inc., was elected to the Board of Directors on October 9, 2002.

         Stephen T. deRiesthal, formerly Regional Director of Real Estate, was elected Vice President of Real Estate effective September 23, 2002.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


         99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

         99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.


         (b) Reports on Form 8-K

         Not applicable

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WINN-DIXIE STORES, INC.



   Date: October 9, 2002                     /S/  RICHARD P. MC COOK
                                            ----------------------------------
                                                  Richard P. McCook
                                              Senior Vice President and
                                               Chief Financial Officer


   Date: October 9, 2002                     /S/      D. MICHAEL BYRUM
                                            ------------------------------------
                                                      D. Michael Byrum
                                            Vice President, Corporate Controller
                                                 and Chief Accounting Officer

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Allen R. Rowland, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Winn-Dixie Stores, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 9, 2002
By: /S/ Allen R. Rowland
        ----------------
        Allen R. Rowland
        President and Chief Operating Officer

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Richard P. McCook, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Winn-Dixie Stores, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 9, 2002
By:/S/ Richard P. McCook
       -----------------
       Richard P. McCook
       Senior Vice President and Chief Financial Officer