Form 10-Q
period 2003-01-08
WINN DIXIE STORES INC
filed 2003-01-29
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 8, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

     As of January 8, 2003, there were 140,820,038 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

Item 1. Financial Statements                                               Page

        Condensed Consolidated Statements of Operations                  1 - 2
                 (Unaudited), For the 16 and 28 Weeks Ended
                 January 8, 2003 and January 9, 2002

        Condensed Consolidated Balance Sheets                            3
                 January 8, 2003 (Unaudited) and June 26, 2002 (Note A)

        Condensed Consolidated Statements of Cash Flows                  4
                 (Unaudited), For the 28 Weeks Ended
                 January 8, 2003 and January 9, 2002

        Notes to Condensed Consolidated Financial Statements             5 - 16
                 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial                17 - 23
                 Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk       24 - 26


Item 4. Controls and Procedures                                          27

                 Part II: Other Information

Item 1. Legal Proceedings                                                28

Item 2. Changes in Securities and Use of Proceeds                        28

Item 3. Defaults Upon Senior Securities                                  28

Item 4. Submission of Matters to a Vote of Security Holders              28

Item 5. Other Information                                                28

Item 6. Exhibits and Reports on Form 8-K                                 28

Signatures                                                               29

Certifications                                                           30 - 31

                         Part I: Financial Information

Item 1.                          Financial Statements

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Amounts in thousands except per share data

                                                                                   For the 16 Weeks Ended

             MOST RECENT QUARTER                                        January 8, 2003               January 9, 2002
                                                                        ---------------               ---------------
Net sales                                                                 $ 3,786,485                    3,768,267
Cost of sales, including warehouse and delivery expenses                    2,692,054                    2,715,199
                                                                          -----------                    ---------
Gross profit on sales                                                       1,094,431                    1,053,068
Other operating and administrative expenses                                   997,264                      947,962
                                                                          -----------                    ---------
Operating income                                                               97,167                      105,106
Bank agreement termination income (Note F)                                     52,740                            -
                                                                          -----------                    ---------
                                                                              149,907                      105,106
Interest expense, net                                                           9,134                       20,575
                                                                          -----------                    ---------
Earnings from continuing operations before income taxes                       140,773                       84,531
Income taxes (Note K)                                                          49,410                       32,545
                                                                          -----------                    ---------
Net earnings from continuing operations                                        91,363                       51,986
                                                                          -----------                    ---------
Discontinued operations (Note P)
     Loss from discontinued operations                                              -                      (16,077)
     Income tax benefit                                                             -                       (6,190)
                                                                          -----------                    ---------
         Net loss from discontinued operations                                      -                       (9,887)
                                                                          -----------                    ---------
Net earnings                                                              $    91,363                       42,099
                                                                          ===========                    =========

Basic earnings per share:
     Earnings from continuing operations                                  $      0.65                         0.37
     Loss from discontinued operations                                              -                        (0.07)
                                                                          -----------                    ---------
        Basic earnings per share                                          $      0.65                         0.30
                                                                          ===========                    =========
Diluted earnings per share:
     Earnings from continuing operations                                  $      0.65                         0.37
     Loss from discontinued operations                                              -                        (0.07)
                                                                          -----------                    ---------
        Diluted earnings per share                                        $      0.65                         0.30
                                                                          ===========                    =========

Dividends per share                                                       $     0.050                        0.085
                                                                          ===========                    =========
Weighted average common shares outstanding - basic                            140,390                      140,287
                                                                          ===========                    =========
Weighted average common shares outstanding - diluted                          140,822                      140,579
                                                                          ===========                    =========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Amounts in thousands except per share data

                                                                                                      For the 28 Weeks Ended
             FISCAL YEAR-TO-DATE                                                            January 8, 2003         January 9, 2002
                                                                                            ---------------         ---------------
Net sales                                                                                      $6,619,250              6,576,023
Cost of sales, including warehouse and delivery expenses                                        4,725,258              4,771,595
                                                                                               ----------             ----------
Gross profit on sales                                                                           1,893,992              1,804,428
Other operating and administrative expenses                                                     1,727,097              1,633,934
                                                                                               ----------             ----------
Operating income                                                                                  166,895                170,494
Bank agreement termination income (Note F)                                                         52,740                   --
                                                                                               ----------             ----------
                                                                                                  219,635                170,494
Interest expense, net                                                                              24,055                 35,453
                                                                                               ----------             ----------
Earnings from continuing operations before income taxes                                           195,580                135,041
Income taxes (Note K)                                                                              69,415                 51,990
                                                                                               ----------             ----------
Net earnings from continuing operations                                                           126,165                 83,051
                                                                                               ----------             ----------
Discontinued operations (Note P)
     Loss from discontinued operations                                                               --                  (30,147)
     Income tax benefit                                                                              --                  (11,606)
                                                                                               ----------             ----------
        Net loss from discontinued operations                                                        --                  (18,541)
                                                                                               ----------             ----------
Net earnings                                                                                   $  126,165                 64,510
                                                                                               ==========             ==========
Basic earnings per share:
     Earnings from continuing operations                                                       $     0.90                   0.59
     Loss from discontinued operations                                                               --                    (0.13)
                                                                                               ----------             ----------
        Basic earnings per share                                                               $     0.90                   0.46
                                                                                               ==========             ==========

Diluted earnings per share:
     Earnings from continuing operations                                                       $     0.90                   0.59
     Loss from discontinued operations                                                               --                    (0.13)
                                                                                               ----------             ----------
        Diluted earnings per share                                                             $     0.90                   0.46
                                                                                               ==========             ==========

Dividends per share                                                                            $    0.100                  0.255
                                                                                               ==========             ==========
Weighted average common shares outstanding - basic                                                140,376                140,284
                                                                                               ==========             ==========
Weighted average common shares outstanding - diluted                                              140,816                140,747
                                                                                               ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Dollar amounts in thousands except par value


                                                                                                January 8, 2003        June 26, 2002
                                                                                                ---------------        -------------
ASSETS                                                                                            (Unaudited)             (Note A)
------
Current Assets:
     Cash and cash equivalents                                                                    $    76,891               227,846
     Marketable securities                                                                             19,002                18,606
     Trade and other receivables                                                                      136,891               116,154
     Merchandise inventories less LIFO reserve of
         $218,873 ($215,873 as of June 26, 2002)                                                    1,130,611             1,063,288
     Prepaid expenses and other assets                                                                 43,547                53,934
     Deferred income taxes                                                                            154,828               158,478
                                                                                                  -----------            -----------
             Total current assets                                                                   1,561,770             1,638,306
                                                                                                  -----------            -----------
Cash surrender value of life insurance, net                                                             7,542                16,197
Property, plant and equipment, net                                                                    968,570               966,752
Goodwill                                                                                               87,808                87,808
Non-current deferred income taxes                                                                     103,689               113,291
Other assets, net                                                                                     128,645               115,224
                                                                                                  -----------            -----------
             Total assets                                                                         $ 2,858,024             2,937,578
                                                                                                  ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Current portion of long-term debt                                                            $     1,696                 2,739
     Current obligations under capital leases                                                           3,454                 3,471
     Accounts payable                                                                                 512,247               509,704
     Reserve for insurance claims and self-insurance                                                   82,370                98,450
     Accrued wages and salaries                                                                       105,204               111,556
     Accrued rent                                                                                     119,558               144,597
     Accrued expenses                                                                                 130,051               174,805
     Income taxes payable                                                                              66,347                64,582
                                                                                                  -----------            -----------
             Total current liabilities                                                              1,020,927             1,109,904
                                                                                                  -----------            -----------
Reserve for insurance claims and self-insurance                                                       160,346               160,226
Long-term debt                                                                                        447,448               540,612
Obligations under capital leases                                                                       22,933                24,787
Defined benefit plan                                                                                   53,784                52,887
Lease liability on closed stores, net of current portion                                              176,281               180,785
Other liabilities                                                                                      46,416                55,993
                                                                                                  -----------            -----------
             Total liabilities                                                                      1,928,135             2,125,194
                                                                                                  -----------            -----------
Commitments and contingent liabilities (Notes J, K, M, P, & Q)
Shareholders' Equity:
     Common stock $1 par value Authorized 400,000,000 shares
             issued and outstanding 140,820,038 as of January 8, 2003
             and 140,592,009 as of June 26, 2002                                                      140,820               140,592
     Retained earnings                                                                                792,087               676,322
     Accumulated other comprehensive loss                                                              (3,018)               (4,530)
                                                                                                  -----------            -----------
             Total shareholders' equity                                                               929,889               812,384
                                                                                                  -----------            -----------
                 Total liabilities and shareholders' equity                                       $ 2,858,024             2,937,578
                                                                                                  ===========            ===========


See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           Dollar amounts in thousands

                                                                                                    For the 28 Weeks Ended
                                                                                              January 8, 2003     January 9, 2002
                                                                                              ---------------     ---------------
Cash flows from operating activities:
     Net earnings                                                                                 $ 126,165              64,510
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
             Depreciation and amortization                                                           88,762              93,742
             Deferred income taxes                                                                   12,151               9,399
             Defined benefit plan                                                                       897               2,119
             Reserve for insurance claims and self-insurance                                        (15,960)                 22
             Stock compensation plans                                                                 2,405               2,520
             Change in operating assets and liabilities, net of effects from acquisitions:
                     Trade and other receivables                                                    (20,735)            (22,180)
                     Merchandise inventories                                                        (67,323)              6,663
                     Prepaid expenses and other assets                                               14,073              (4,925)
                     Accounts payable                                                                 4,481             (82,157)
                     Income taxes payable                                                            31,925              30,607
                     Other current accrued expenses                                                 (58,315)             (2,900)
                                                                                                  ---------           ---------
                         Subtotal                                                                   118,526              97,420
                     Income taxes paid on company owned life insurance                              (52,002)                 --
                                                                                                  ---------           ---------
                             Net cash provided by operating activities                               66,524              97,420
                                                                                                  ---------           ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment, net                                                (92,186)            (33,853)
     Increase in investments and other assets                                                       (18,439)             (7,344)
     Proceeds from sale of facilities                                                                10,361                  --
     Increase in marketable securities                                                                   --             (13,333)
                                                                                                  ---------           ---------
                             Net cash used in investing activities                                 (100,264)            (54,530)
                                                                                                  ---------           ---------
Cash flows from financing activities:
     Principal payments on long-term debt                                                          (103,217)             (3,231)
     Principal payments on capital lease obligations                                                 (1,871)             (1,761)
     Purchase of common stock                                                                           (40)                (37)
     Proceeds of sales under associates' stock purchase plan                                             --               1,641
     Dividends paid                                                                                 (14,068)            (35,841)
     Other                                                                                            1,981                 660
                                                                                                  ---------           ---------
                             Net cash used in financing activities                                 (117,215)            (38,569)
                                                                                                  ---------           ---------
(Decrease) increase in cash and cash equivalents                                                   (150,955)              4,321
Cash and cash equivalents at beginning of year                                                      227,846             121,061
                                                                                                  ---------           ---------
Cash and cash equivalents at end of period                                                        $  76,891             125,382
                                                                                                  =========           =========
Supplemental cash flow information:
     Interest paid                                                                                $  22,622              34,900
     Interest and dividends received                                                              $   1,581                 793
     Income taxes paid                                                                            $  77,343                 818

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(A) Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and year-to-date ended January 8, 2003, are not necessarily indicative of the results that may be expected for the year ending June 25, 2003.

     The  balance  sheet at June 26,  2002,  has been  derived  from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     Additionally, the Company offers awards to customers based on an accumulation of points as part of its Customer Reward Card program. The points accumulation and redemption occur within the same reporting period with no fee or discounted products or services to be delivered in the future. Accordingly, the Company had no liability established for points redemption as of January 8, 2003.

(F) Bank Agreement Termination: During the second quarter of fiscal year 2003, Canadian Imperial Bank of Commerce ("CIBC") terminated its in-store bank agreement with the Company and paid a termination fee of $60.0 million. The Company will be responsible for the costs associated with the de-installation of the in-store Marketplace Bank locations and other related costs, which are estimated to be approximately $7.3 million. As a result, the Company recorded other income in the amount of $52.7 million ($34.0 million net of tax, or $0.24 per diluted share) in the second quarter of fiscal year 2003. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(G) Merchandise Cost: Vendor allowances and credits that relate to the Company's merchandising activities are recorded as a reduction of cost of sales as they are earned according to the underlying agreement with the vendor. Allowances consist primarily of promotional allowances, quantity discounts and payments under merchandising agreements. Amounts received under promotional or other merchandising allowance agreements that require specific performance are recognized when the performance is satisfied, the amount is fixed and determinable and the collection is reasonably assured. Lump sum payments received in advance of performance are recorded as deferred income in other liabilities, either current or non-current as appropriate, and recognized over the life of the agreement.

(H) LIFO: The Company's current estimates of expected year-end inventory levels and costs show the change in the LIFO reserve to be relatively flat for the year. Accordingly, no charge to earnings was made for the LIFO adjustment in the current quarter. A pre-tax LIFO charge of $4.0 million was reflected in the results for the same quarter of fiscal year 2002. The year-to-date LIFO charge is $3.0 million in fiscal year 2003 and $7.0 million for fiscal year 2002. If the FIFO method had been used, the second quarter of fiscal year 2002 net earnings would have been $54.4 million, or $0.39 per diluted share, compared to the current quarter net earnings from continuing operations of $91.4 million, or $0.65 per diluted share. If the FIFO method had been used for the year, net earnings would have been $128.1 million, or $0.91 per diluted share, as compared with net earnings from continuing operations of $87.4 million, or $0.62 per diluted share, in the previous year.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(H) LIFO, continued: An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

(I) Comprehensive Income: Comprehensive income differs from net income for the quarter and year-to-date due to changes in the fair value of the Company's interest rate swaps related to the cash flow hedge and marketable securities. Comprehensive income from continuing operations for the quarter ended January 8, 2003, was $91.9 million, or $0.65 per diluted share, compared to $52.2 million, or $0.37 per diluted share, for the corresponding quarter of the previous year. For the year, comprehensive income from continuing operations was $127.7 million, or $0.91 per diluted share, at January 8, 2003, compared to $79.3 million, or $0.56 per diluted share, in the previous year.

(J)  Debt:

                                                         January 8, 2003     June 26, 2002
                                                         ---------------     -------------
364-day $175,000 revolving credit facility due 2003;
    interest payable at LIBOR plus 2.50%                     $     --                --
Five-year $200,000 revolving credit facility due 2006;
    interest payable at LIBOR plus 2.50%                           --                --
Mortgage note payable with interest at 9.40% and
    monthly $22 principal and interest payments
    and 10.0% of principal paid annually each October           1,216             1,434
Six-year term loan due 2007; interest payable
    at LIBOR plus 2.75% and .25% of principal
    paid quarterly                                            143,000           246,000
8.875% senior notes due 2008; interest payable
    semiannually on April 1 and October 1                     304,928           295,917
                                                             --------           -------
Total                                                         449,144           543,351
Less current portion                                            1,696             2,739
                                                             --------           -------
Long-term portion                                            $447,448           540,612
                                                             ========           =======

     The senior secured credit facilities and senior unsecured notes contain certain covenants as defined in the credit agreement and indenture, as amended. The Company was in compliance with these covenants at January 8, 2003. During the year, the Company prepaid $100.0 million on the six-year term loan.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(J) Debt, continued: In accordance with Statement of Financial Account Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
     Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), the unamortized debt issue cost of $2.6 million ($1.6 million, net of tax) association with the early extinguishment of the debt is recorded in continuing operations as interest expense. As of January 8, 2003 the Company had $74.1 million in outstanding letters of credit used to support inventory purchases and insurance obligations.

     The Company has a cash flow hedge on the six-year term loan due 2007. See Quantitative and Qualitative Disclosures About Market Risk for additional information.

     The Company entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS 133, "Accounting for Derivative Instruments and Hedge Activities," with a notional amount totaling $300.0 million and a variable interest rate, which is fixed semi-annually on the first of April and October based on six-month LIBOR. This agreement was entered to exchange the fixed interest rate on the Company's 8.875% senior notes for a variable interest rate. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the long-term debt on the Condensed Consolidated Balance Sheets as of January 8, 2003, increased by $9.0 million, which reflected an increase in the fair value of the debt. The corresponding decrease in the hedge liability was recorded in other liabilities. The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in the Company's earnings associated with the interest rate swap agreement on the 8.875% senior notes.

(K) Income Taxes: The provision for income taxes reflects management's best estimate of the effective tax rate expected for the fiscal year. The effective tax rate on earnings from continuing operations for fiscal years 2003 and 2002 is 35.5% and 38.5%, respectively. The current year effective tax rate decreased due to contributions made to the State of Florida for the Nonprofit Scholarship Funding Organizations Program for which the Company will receive a tax credit for 100% of the contribution amount. The Company contributed $2.5 million in the second quarter of fiscal year 2003 and expects to contribute the maximum contribution of $5.0 million within the current fiscal year. In addition, the current year effective tax rate was affected by the expected utilization of previously unrecognized tax benefits arising from state net operating loss carry forwards.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(K) Income Taxes, continued: The Company has a reserve established for taxes and interest related to the company-owned life insurance (COLI) tax liability. In July 2002, the Company paid $52.0 million to the Internal Revenue Service from the reserve. Additional amounts, if any, will be paid upon receiving a final assessment from the Internal Revenue Service and, in the opinion of management, will not have any additional material adverse impact on the Company's financial condition or results of operations.

(L) Reclassification: Certain other prior year amounts have been reclassified to conform to the current year's presentation.

(M) Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sub-lease income. The following amounts are included in accrued rent and lease liability on closed stores, as of January 8, 2003:

                                                           Lease Liability on
                                                              Closed Stores
                                                           ------------------
Balance at June 26, 2002                                       $ 264,386
Additions/adjustments                                             22,263
Utilization                                                      (48,594)
                                                               ----------
Balance at January 8, 2003                                     $ 238,055
                                                               ==========

     The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of seventeen leases. The lease liability on closed stores includes $115.8 million related to restructure and $56.7 million related to the discontinued operations. The additions/adjustments and the utilization for restructure were $0.6 million and $21.9 million, respectively for the quarter. The current portion of the accrued balance at January 8, 2003 totals $61.8 million and is included in accrued rent.

(N) Goodwill and Other Intangible Assets: Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company determined it has one reporting unit.

     The Company has performed an impairment review during the current fiscal year, and concluded that there were no necessary adjustments.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(N) Goodwill and Intangible Assets, continued: Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the Condensed Consolidated Balance Sheets, as of January 8, 2003 is as follows:

                                                                   Other
                                                                Intangible
                                                                  Assets
                                                                ---------
Other intangible assets                                         $  7,461
Less: Accumulated amortization                                     3,199
                                                                ---------
Other intangible assets, net                                    $  4,262
                                                                =========

     Amortization expense for other intangible assets for the quarters ended January 8, 2003, and January 9, 2002, was $368 and $372, respectively. For the year, amortization expense was $652 and $642 for January 8, 2003 and January 9, 2002, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 26, 2002 is as follows:

                                                                    Amortization
                                                                       Expense
                                                                    ------------
Remaining for year ended June 25, 2003                              $        554
For year ended June 30, 2004                                               1,153
For year ended June 29, 2005                                               1,099
For year ended June 28, 2006                                                 410
For year ended June 27, 2007                                                 103
Thereafter                                                                   943
                                                                    ------------
                                                                    $      4,262
                                                                    ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(O) Guarantor Subsidiaries: During the second quarter of fiscal year 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company's operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                             (Amounts in thousands)

16 Weeks ended January 8, 2003

                                                                                       Guarantor
                                                                        Parent        Subsidiaries     Eliminations     Consolidated
                                                                        ------        ------------     ------------     ------------
Net sales                                                             $1,704,967        2,081,518               --         3,786,485
Cost of sales                                                          1,219,589        1,472,465               --         2,692,054
                                                                      ----------        ---------       ----------         ---------
Gross profit on sales                                                    485,378          609,053               --         1,094,431
Other operating and administrative expenses                              429,108          568,156               --           997,264
                                                                      ----------        ---------       ----------         ---------
Operating income                                                          56,270           40,897               --            97,167
Equity in earnings of consolidated subsidiaries                           26,574               --          (26,574)               --
Bank agreement termination income                                         52,740               --               --            52,740
Interest expense, net                                                      9,134               --               --             9,134
                                                                      ----------        ---------       ----------         ---------
Earnings before income taxes                                             126,450           40,897          (26,574)          140,773
Income taxes                                                              35,087           14,323               --            49,410
                                                                      ----------        ---------       ----------         ---------
Net earnings                                                          $   91,363           26,574          (26,574)           91,363
                                                                      ==========        =========       ==========         =========

28 Weeks ended January 8, 2003

                                                                                       Guarantor
                                                                        Parent        Subsidiaries     Eliminations     Consolidated
                                                                        ------        ------------     ------------     ------------
Net sales                                                             $2,981,503        3,637,747               --         6,619,250
Cost of sales                                                          2,135,620        2,589,638               --         4,725,258
                                                                      ----------        ---------       ----------         ---------
Gross profit on sales                                                    845,883        1,048,109               --         1,893,992
Other operating and administrative expenses                              738,953          988,144               --         1,727,097
                                                                      ----------        ---------       ----------         ---------
Operating income                                                         106,930           59,965               --           166,895
Equity in earnings of consolidated subsidiaries                           38,682               --          (38,682)               --
Bank agreement termination income                                         52,740               --               --            52,740
Interest expense, net                                                     24,055               --               --            24,055
                                                                      ----------        ---------       ----------         ---------
Earnings before income taxes                                             174,297           59,965          (38,682)          195,580
Income taxes                                                              48,132           21,283               --            69,415
                                                                      ----------        ---------       ----------         ---------
Net earnings                                                          $  126,165           38,682          (38,682)          126,165
                                                                      ==========        =========       ==========         =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(O)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                             (Amounts in thousands)

16 Weeks ended January 9, 2002

                                                                                       Guarantor
                                                                         Parent       Subsidiaries      Eliminations    Consolidated
                                                                       ---------      ------------      ------------    ------------
Net sales                                                              $1,715,191       2,053,076               --        3,768,267
Cost of sales                                                           1,244,761       1,470,438               --        2,715,199
                                                                       ----------       ---------        ---------        ---------
Gross profit on sales                                                     470,430         582,638               --        1,053,068
Other operating and administrative expenses                               413,481         534,481               --          947,962
                                                                       ----------       ---------        ---------        ---------
Operating income                                                           56,949          48,157               --          105,106
Equity in earnings of consolidated subsidiaries                            19,729              --          (19,729)              --
Interest expense, net                                                      20,575              --               --           20,575
                                                                       ----------       ---------        ---------        ---------
Earnings from continuing operations before income taxes                    56,103          48,157          (19,729)          84,531
Income taxes                                                               14,004          18,541               --           32,545
                                                                       ----------       ---------        ---------        ---------
Net earnings from continuing operations                                    42,099          29,616          (19,729)          51,986
Net loss from discontinued operations                                          --          (9,887)              --           (9,887)
                                                                       ----------       ---------        ---------        ---------
Net earnings                                                           $   42,099          19,729          (19,729)          42,099
                                                                       ==========       =========        =========        =========

28 Weeks ended January 9, 2002

                                                                                       Guarantor
                                                                         Parent       Subsidiaries      Eliminations    Consolidated
                                                                       ---------      ------------      ------------    ------------
Net sales                                                              $2,971,416       3,604,607               --        6,576,023
Cost of sales                                                           2,168,963       2,602,632               --        4,771,595
                                                                       ----------       ---------        ---------        ---------
Gross profit on sales                                                     802,453       1,001,975               --        1,804,428
Other operating and administrative expenses                               717,635         916,299               --        1,633,934
                                                                       ----------       ---------        ---------        ---------
Operating income                                                           84,818          85,676               --          170,494
Equity in earnings of consolidated subsidiaries                            34,150              --          (34,150)              --
Interest expense, net                                                      35,453              --               --           35,453
                                                                       ----------       ---------        ---------        ---------
Earnings from continuing operations before income taxes                    83,515          85,676          (34,150)         135,041
Income taxes                                                               19,005          32,985               --           51,990
                                                                       ----------       ---------        ---------        ---------
Net earnings from continuing operations                                    64,510          52,691          (34,150)          83,051
Net loss from discontinued operations                                          --         (18,541)              --          (18,541)
                                                                       ----------       ---------        ---------        ---------
Net earnings                                                           $   64,510          34,150          (34,150)          64,510
                                                                       ==========       =========        =========        =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted


(O)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                             (Amounts in thousands)

January 8, 2003

                                                                                        Guarantor
                                                                         Parent       Subsidiaries     Eliminations     Consolidated
                                                                      ----------      ------------     ------------     ------------
Merchandise inventories                                               $  334,238          796,373               --         1,130,611
Other current assets                                                     265,322          165,837               --           431,159
                                                                      ----------        ---------      -----------         ---------
     Total current assets                                                599,560          962,210               --         1,561,770
Property, plant and equipment, net                                       400,358          568,212               --           968,570
Other non-current assets                                                 209,525          118,159               --           327,684
Investments in and advances to/from subsidiaries                         825,226               --         (825,226)               --
                                                                      ----------        ---------      -----------         ---------
     Total assets                                                     $2,034,669        1,648,581         (825,226)        2,858,024
                                                                      ==========        =========      ===========         =========
Accounts payable                                                      $  111,458          400,789               --           512,247
Other current liabilities                                                311,903          196,777               --           508,680
                                                                      ----------        ---------      -----------         ---------
     Total current liabilities                                           423,361          597,566               --         1,020,927
Long-term debt                                                           447,448               --               --           447,448
Other non-current liabilities                                            233,971          225,789               --           459,760
Common stock of $1 par value                                             140,820            6,237           (6,237)          140,820
Retained earnings and other shareholders' equity                         789,069          818,989         (818,989)          789,069
                                                                      ----------        ---------      -----------         ---------
     Total liabilities and shareholders' equity                       $2,034,669        1,648,581         (825,226)        2,858,024
                                                                      ==========        =========      ===========         =========

June 26, 2002

                                                                                        Guarantor
                                                                         Parent       Subsidiaries     Eliminations     Consolidated
                                                                      ----------      ------------     ------------     ------------
Merchandise inventories                                               $  320,515          742,773               --         1,063,288
Other current assets                                                     387,696          187,322               --           575,018
                                                                      ----------        ---------      -----------         ---------
     Total current assets                                                708,211          930,095               --         1,638,306
Property, plant and equipment, net                                       375,029          591,723               --           966,752
Other non-current assets                                                 213,434          119,086               --           332,520
Investments in and advances to/from subsidiaries                         900,911               --         (900,911)               --
                                                                      ----------        ---------      -----------         ---------
     Total assets                                                     $2,197,585        1,640,904         (900,911)        2,937,578
                                                                      ==========        =========      ===========         =========
Accounts payable                                                      $  146,128          363,576               --           509,704
Other current liabilities                                                461,251          138,949               --           600,200
                                                                      ----------        ---------      -----------         ---------
     Total current liabilities                                           607,379          502,525               --         1,109,904
Long-term debt                                                           540,612               --               --           540,612
Other non-current liabilities                                            237,210          237,468               --           474,678
Common stock of $1 par value                                             140,592            6,238           (6,238)          140,592
Retained earnings and other shareholders' equity                         671,792          894,673         (894,673)          671,792
                                                                      ----------        ---------      -----------         ---------
     Total liabilities and stockholders' equity                       $2,197,585        1,640,904         (900,911)        2,937,578
                                                                      ==========        =========      ===========         =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(O)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

28 Weeks ended January 8, 2003

                                                                                        Guarantor
                                                                         Parent        Subsidiaries     Eliminations    Consolidated
                                                                      ----------       ------------     ------------    ------------
Net cash (used in) provided by operating activities                    $ (89,807)         156,331               --           66,524
                                                                       ---------        ---------        ---------        ---------
     Purchases of property, plant and equipment, net                     (62,087)         (30,099)              --          (92,186)
     Decrease (increase) in other assets                                  68,473             (866)         (75,685)          (8,078)
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities                        6,386          (30,965)         (75,685)        (100,264)
                                                                       ---------        ---------        ---------        ---------
     Principal payments on long-term debt                               (103,217)              --               --         (103,217)
     Dividends paid                                                      (14,068)              --               --          (14,068)
     Other                                                                41,098         (116,713)          75,685               70
                                                                       ---------        ---------        ---------        ---------
Net cash used in financing activities                                    (76,187)        (116,713)          75,685         (117,215)
                                                                       ---------        ---------        ---------        ---------
(Decrease) increase in cash and cash equivalents                        (159,608)           8,653               --         (150,955)
Cash and cash equivalents at the beginning of the year                   228,981           (1,135)              --          227,846
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents at end of the quarter                        $  69,373            7,518               --           76,891
                                                                       =========        =========        =========        =========

28 Weeks ended January 9, 2002

                                                                                        Guarantor
                                                                         Parent        Subsidiaries     Eliminations    Consolidated
                                                                      ----------       ------------     ------------    ------------
Net cash (used in) provided by operating activities                    $(139,320)         236,740               --           97,420
                                                                       ---------        ---------        ---------        ---------
   Purchases of property, plant and equipment, net                        (9,628)         (24,225)              --          (33,853)
   Decrease (increase) in other assets                                   182,278         (384,027)        (194,405)          (7,344)
   Increase in marketable securities                                     (13,333)              --               --          (13,333)
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities                      159,317         (408,252)        (194,405)         (54,530)
                                                                       ---------        ---------        ---------        ---------
   Dividends paid                                                        (35,841)              --               --          (35,841)
   Other                                                                  19,910          171,767          194,405           (2,728)
                                                                       ---------        ---------        ---------        ---------
Net cash (used in) provided by financing activities                      (15,931)         171,767          194,405          (38,569)
                                                                       ---------        ---------        ---------        ---------
Increase in cash and cash equivalents                                      4,066              255               --            4,321
Cash and cash equivalents at the beginning of the year                   111,136            9,925               --          121,061
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents at end of the quarter                        $ 115,202           10,180               --          125,382
                                                                       =========        =========        =========        =========

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(P) Discontinued Operations: On May 6, 2002, the Company announced a formal plan to exit the Texas and Oklahoma operations, which consisted of 71 store locations, a dairy plant and a distribution center in Texas and 5 store locations in Oklahoma. In addition, seven leases were in effect on stores that were previously closed. The Company decided to discontinue these operations as a result of continued operational losses and reductions in market share. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Texas and Oklahoma operations are considered components of an entity, which requires the Company to disclose the exit as a discontinued operation. At June 26, 2002, the Company had exited these operations, either by sale or abandonment.

     There was no revenue from discontinued operations for the quarter ended January 8, 2003, compared to gross revenue of $194.9 million for the quarter ended January 9, 2002.

     A summary of the accruals and loss on disposal of discontinued operations follows:

                                          Employee
                                      Termination and      Lease
                                       Other Location   Termination
                                        Closing Costs      Costs          Total
                                        -------------      -----          -----
Balance at June 26, 2002                    $ 9,034        72,401        81,435
Utilization                                  (9,034)      (15,680)      (24,714)
                                            -------        ------        ------
Balance at January 8, 2003                  $    --        56,721        56,721
                                            =======        ======        ======

     The Company has $4.6 million in held for sale assets relating to the exiting of the Texas and Oklahoma operations. During the quarter, the Company sold the distribution center in Texas for $9.6 million. The held for sale assets are reported in the prepaid expenses and other assets section of the Condensed Consolidated Balance Sheet. The held for sale assets consist mainly of land, land improvements, building, leasehold improvements and store and office equipment.

(Q) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
   Dollar amounts in thousands except per share data, unless otherwise noted

(Q) Litigation, continued: Among the suits charging violations of certain civil rights laws, there are actions that purport to be class actions, and which allege violation of federal employment laws, sexual harassment, retaliation and/or a pattern and practice of race-based and gender-based discriminatory treatment of employees and applicants. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company's practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys' fees and costs.

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

(R) Accounting Pronouncements: Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), became effective for the Company in July 2002. The adoption of SFAS 145 requires that losses on early extinguishment of debt be included in continuing operations rather than as an extraordinary item. See Note J - Debt.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. This provision will be effective for the Company for exit or disposal activities that are initiated after December 31, 2002.

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123" ("SFAS 148"), provides alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based compensation and requires prominent disclosures in both annual and interim financial statements. Since the Company already follows
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," SFAS 148 will have no impact on the Company's financial position or results of operations.

(S) Subsequent Event: On January 29, 2003, the Company prepaid the remaining $143.0 million outstanding on the six-year term loan and unwound the corresponding interest rate swap due to mature on March 29, 2004.

Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Continuing Operations. Sales for the 16 weeks ended January 8, 2003 were $3.8 billion, an increase of $18.2 million, or 0.5%, compared with the same quarter last year. For the 28 weeks ended January 8, 2003, sales were $6.6 billion, an increase of $43.2 million, or 0.7%, compared with the prior year. Identical store sales, which include the sales from enlarged stores but exclude the sales from stores that opened or closed during the period, increased 1.3% for the quarter and 1.6% for the year. Comparable store sales, which include the sales from replacement stores, increased 1.3% for the quarter and 1.6% for the year. The increase in sales was primarily due to the Save Rite Grocery Warehouse concept and the Company's marketing efforts during the year, including the "real deal" branding initiative and the Customer Reward Card program.

The Company's Customer Reward Card program allows the customer to receive certain ongoing benefits, such as merchandise discounts, automatic entry into various sweepstakes, notification of special events, participation in specialty merchandise clubs, discounts on services provided by select marketing partners and other special incentives. The Customer Reward Card is part of a major initiative to focus on superior customer relationship marketing that reinforces the Company's "real deal" branding initiative. The Customer Reward Card was introduced to the Company's North Carolina, South Carolina, Virginia, Kentucky, and Tennessee markets on October 30, 2002. The Customer Reward Card is currently in use in all of the Company's stores, except for Save Rite and Bahamas locations.

For the 28 weeks ended January 8, 2003, the Company opened six new stores and closed four existing stores. A total of 1,075 locations were in operation on January 8, 2003, compared to 1,150 on January 9, 2002. During the fourth quarter of fiscal year 2002, the Company closed 76 stores related to discontinued operations. As of January 8, 2003, retail space totaled 47.6 million square feet compared to 51.0 million square feet in the prior year. The Company has seven new stores under construction.

Gross profit increased $41.4 million for the quarter and $89.6 million for the year. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal year 2002 were 28.9% and 27.9%, respectively. For the year, gross profit, as a percent of sales, was 28.6% for the current fiscal year compared to 27.4% for the previous fiscal year. The increase in gross profit dollars is primarily due to lower cost of products through improvements in centralized procurement and improved sales as a result of the Save Rite conversions and the Company's marketing initiatives.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations, continued:

Other operating and administrative expenses increased $49.3 million for the current quarter as compared to the corresponding quarter in fiscal year 2002. For the year, operating and administrative expenses increased $93.2 million. As a percentage of sales, other operating and administrative expenses for the current quarter and the corresponding quarter of the previous year were 26.3% and 25.1%, respectively. For the year, operating and administrative expenses as a percent of sales were 26.1% compared to 24.8% for the previous fiscal year.

The increase in other operating and administrative expenses for the current quarter was due primarily to an increase in professional fees and other related costs associated with the implementation of various information technology initiatives, an increase in the accrual for closed store leases, the startup of the Customer Reward Card program in North and South Carolina, Virginia, Kentucky, and Tennessee and an increase in the accruals for profit sharing contributions. In addition to the quarterly increase, the yearly increase was also impacted by an increase in advertising and retail operating expenses in connection with the startup of the Customer Reward Card in Alabama, Louisiana and Mississippi in July 2002. As noted below, the loss of sub-lease income increased other operating and administrative expense by $2.5 million for the current quarter and fiscal year.

Rent expense for the quarter on operating leases was $104.7 million, as compared to $103.9 million in the previous year.

During the second quarter of fiscal 2003, bank agreement termination income totaled $52.7 million ($34.0 million net of tax, or $0.24 per diluted share). The Company was paid a $60.0 million termination fee from Canadian Imperial Bank of Commerce ("CIBC") for terminating its in-store bank agreement. The Company will be responsible for the costs associated with the de-installation of the in-store Marketplace Bank locations and other related costs, which are estimated to be approximately $7.3 million. Sub-lease income, which is a component of other operating and administrative expenses, for the current quarter decreased by $2.5 million ($1.6 million net of tax, or $0.01 per diluted share) as compared to the corresponding quarter of fiscal year 2002 due to the termination of the bank agreement. The net impact on pretax profit for the quarter was an increase of $50.2 million ($32.4 million net of tax, or $0.23 per diluted share). Sub-lease income for fiscal year 2003 will be reduced by a total of $8.4 million ($5.4 million net of tax, or $0.04 per diluted share). The net impact on pretax profit for fiscal year 2003 is expected to be an increase of $44.3 million ($28.6 million net of tax, or $0.20 per diluted share).

Interest expense totaled $9.1 million for the current quarter and $20.6 million for the corresponding quarter of the previous year. For the current year, interest expense was $24.1 million compared to $35.5 million in the previous fiscal year. Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases. The current year interest expense includes $2.6 million of unamortized debt issue cost and a $3.3 million payment to unwind the swap associated with the early extinguishment of debt.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations, continued:

Earnings from continuing operations before income taxes were $140.8 million for the current quarter compared to $84.5 million in the corresponding quarter of fiscal year 2002. For the year, earnings from continuing operations before income taxes were $195.6 million compared to $135.0 million in the previous fiscal year. The increase in earnings from continuing operations was primarily due to the bank agreement termination income of $52.7 million.

The effective tax rates on earnings from continuing operations for fiscal years 2003 and 2002 are 35.5% and 38.5%, respectively. The decline in the current year effective tax rate is primarily due to the expected utilization of previously unrecognized tax benefits arising from state net operating loss carry forwards and the tax credit benefit from scholarship contributions (See Note K - Income Taxes).

Net earnings from continuing operations for the current quarter amounted to $91.4 million, or $0.65 per diluted share as compared to $52.0 million, or $0.37 per diluted share, for the corresponding quarter of the previous year. For the current year, net earnings from continuing operations were $126.2 million, or $0.90 per diluted share, compared to $83.1 million, or $0.59 per diluted share, in the previous fiscal year.

For the current year, the LIFO charge reduced net earnings from continuing operations by $1.9 million, or $0.01 per diluted share, compared to $4.3 million, or $0.03 per diluted share, for the previous year. The LIFO adjustment charge reduced net earnings from continuing operations by $2.5 million, or $0.02 per diluted share, in the second quarter of fiscal year 2002. No adjustment was made to the LIFO reserve in the second quarter of fiscal year 2003. (See Note H
- LIFO).

Discontinued Operations. During the fourth quarter of fiscal year 2002, the Company exited its Texas and Oklahoma operations, which consisted of 76 stores, a distribution center and a dairy plant. Net loss from discontinued operations was $9.9 million, or $0.07 per diluted share, for the quarter ended January 9, 2002. (See Note P - Discontinued Operations).

Liquidity and Capital Resources

Cash and marketable securities amounted to $95.9 million at January 8, 2003 compared to $246.5 million at June 26, 2002. Working capital amounted to $540.8 million at January 8, 2003, compared to $528.4 million at June 26, 2002. Cash decreased due to a $100.0 million prepayment on the six-year term loan, a payment of $52.0 million to the Internal Revenue Service, a $20.0 million contribution to the profit sharing program and an increase of capital expenditures, which were partially offset by receipt of $60.0 million for the bank service agreement termination (See Note J - Debt and Note K - Income Taxes). The prepayment of debt was funded from cash from operating activities. During the current quarter and year, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 2.5% and 2.2%, respectively.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources, continued:

Net cash provided by operating activities amounted to $66.5 million for the 28 weeks ended January 8, 2003, compared to $97.4 million in the previous year. The decrease in net cash provided by operations is largely due to an increase of $67.3 million in merchandise inventory, a payment of $52.0 million to the Internal Revenue Service, and a $20.0 million contribution to the profit sharing plan, which was partially offset by a receipt of $60.0 million for the bank service agreement termination.

Net cash used in investing activities was $100.3 million for the 28 weeks ended January 8, 2003, compared to $54.5 million in the previous year. The change was primarily due to an increase in capital expenditures. Capital expenditures for fiscal year 2003 totaled $92.2 million compared to $33.9 million for fiscal year 2002.

The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $235.0 million in fiscal year 2003. The Company has no material construction or purchase commitments outstanding as of January 8, 2003.

Net cash used in financing activities was $117.2 million for the 28 weeks ended January 8, 2003, compared to $38.6 million in the previous year. In the current year, the Company prepaid $100.0 million on the six-year term loan and reduced dividend payments by $21.8 million.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Critical Accounting Policies, continued:

The following is a discussion of the accounting policies considered to be most critical to the Company. These accounting policies are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Self-insurance reserves. It is the Company's policy to self-insure for certain insurable risks consisting primarily of physical loss to property, business interruptions, workers' compensation, commercial general and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on an independent actuary's estimate of the aggregate liability for claims incurred, a provision for claims under the self-insured program is recorded and revised annually. The actuarial estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company's self-insurance obligations and future expense.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Critical Accounting Policies, continued:

Intangible assets and goodwill, continued. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

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

Store closing costs. The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and other related exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. The Company estimates the lease liabilities, net of estimated sub-lease income only to the extent of the liability, using a discount rate based on long-term rates with a remaining lease term based on an estimated disposition date to calculate the present value of the anticipated rent payments on closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the anticipated lease term. Store closings are generally completed within one year after the decision to close.

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

COLI litigation. The Company was a party to litigation arising from its interpretation of certain provisions of the U.S. tax code. The Company received an unfavorable court decision related to the deduction of interest expense on Company Owned Life Insurance (COLI). See Note K - Income Taxes for further discussion. Appeals have been unsuccessful in reversing the decision. The Company has recorded a reserve based on consultations with outside legal counsel and historical negotiations of similar cases. The Company has and will continue to negotiate the ultimate settlement of this matter. There are uncertainties in any litigation of this nature and the ultimate settlement could vary from the amounts recorded in the Consolidated Financial Statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Critical Accounting Policies, continued:

COLI litigation, continued. While the ultimate outcome of this matter cannot be predicted with certainty, in the opinion of management, the ultimate resolution of this matter will not have any additional material adverse impact on the Company's financial condition or results of operations.

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

Factors that may cause actual results to differ materially from those projected include, but are not limited to:

o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;
o the Company's ability to achieve the benefits contemplated from the various operational changes being implemented by management;
o changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution, or food retailing, including environmental compliance;
o the possible impact of changes in the ratings assigned to the Company's debt instruments by nationally recognized rating agencies; and
o general business and economic conditions in the Company's operating regions, including conditions arising from the current state of the economy generally, the recent stock market decline, the threat of war with Iraq, the rate of inflation/deflation, changes in population, consumer demands and spending, and the availability of new employees.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Cash Flow Hedge: The Company has outstanding a $143.0 million six-year term loan with a variable interest rate based on the one-month LIBOR. The Company utilizes derivative financial instruments to reduce its exposure to market risk from changes in interest rates. The instruments primarily used to mitigate the risk are interest rate swaps. The derivative instrument held on the $143.0 million six-year term loan is designated as a highly effective cash flow hedge of interest rate risk on variable rate debt and, accordingly, the change in fair value of this instrument is recorded as a component of other comprehensive income.

On July 26, 2002, the Company unwound the interest rate swap with a notional amount of $150.0 million and a maturity of March 29, 2003. The swap was unwound in conjunction with the $100.0 million pay down of the related debt on July 29, 2002.

The Company has one interest rate swap agreement with a notional amount of $100.0 million to hedge the interest rate risk associated with the $143.0 million outstanding in variable rate debt. The notional amount does not represent a measure of exposure to the Company. The interest rate swap agreement matures on March 29, 2004. The Company will pay the counterparty interest at a fixed rate of 5.03% and the counterparty will pay the Company interest at a variable rate equal to the one-month LIBOR (1.38% as of January 8, 2003).

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. However, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for trading purposes.

The fair value of the Company's interest rate swap is obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the agreement, taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At January 8, 2003, the fair value of the Company's interest rate swap resulted in an unrealized loss of $4.3 million ($2.7 million after tax). The Company recorded the unrealized loss in accumulated other comprehensive income in shareholders' equity.

On January 29, 2003, the Company prepaid $143.0 million still outstanding on the six-year term loan and unwound the corresponding interest rate swap due to mature on March 29, 2004.

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

           Quantitative and Qualitative Disclosures About Market Risk

Fair Value Hedge: In addition to the interest rate swap for the six-year term loan, on August 2, 2002, the Company reentered into interest rate swap agreements in which the Company effectively exchanged the $300.0 million fixed rate 8.875% interest on the senior notes for two variable rates in the notional amount of $200.0 and $100.0 million at six-month LIBOR plus 428 and 424 basis points, respectively. The Company received $7.4 million on the initial swaps, to be amortized over the remaining life of the senior notes as an offset to interest expense. The variable interest rates, which are based on six-month
LIBOR, are fixed semiannually on the first day of April and October. The six-month LIBOR was 1.66% on October 1, 2002. The maturity dates of the interest rate swap agreements match those of the underlying debt.

In accordance with SFAS 133, the Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges and, accordingly, uses the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. On October 1, 2002, the Company increased the fair value of the 8.875% senior notes by $4.9 million and recorded the corresponding interest rate swap liability in the other liabilities section of the Condensed Consolidated Balance Sheets.

The Company's objectives for entering into these swaps were to reduce the Company's exposure to changes in the fair value of the debt and to obtain variable rate financing at an attractive cost. The swaps effectively converted the fixed-rate debt to a floating rate. The agreements involve receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of the underlying principal amount.

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

           Quantitative and Qualitative Disclosures About Market Risk

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of January 8, 2003.

                             Expected Maturity Date
                             ----------------------
                          (Dollar amounts in thousands)

                                    2003           2004        2005        2006
                                  --------       --------    --------    --------
Liabilities:
Long-term debt
     Fixed Rate                  $     266           262         260         257
         Average interest rate        9.40%         9.40%       9.40%       9.40%
     Variable Rate               $   1,430         1,430       1,430       1,430
         Average interest rate        4.25%         5.42%       6.55%       7.34%
Interest rate derivatives
Interest rate swaps:
     Variable to Fixed                 $ -       100,000           -           -
         Average pay rate                -          5.03%          -           -
         Average receive rate            -          2.67%          -           -
     Fixed to Variable                 $ -             -           -           -
         Average pay rate                -             -           -           -
         Average receive rate            -             -           -           -

                                    2007      Thereafter     Total         Fair Value
                                  --------    ----------   ---------       ----------
Liabilities:
Long-term debt
     Fixed Rate                       171       300,000    $   301,216    $ 307,576
         Average interest rate       9.40%         8.88%          8.88%
     Variable Rate                137,280             -    $   143,000    $ 143,000
         Average interest rate       7.94%            -           7.86%
Interest rate derivatives
Interest rate swaps:
     Variable to Fixed                  -             -    $   100,000    $  (4,312)
         Average pay rate               -             -           5.03%
         Average receive rate           -             -           2.67%
     Fixed to Variable                  -       300,000    $   300,000    $   4,928
         Average pay rate               -          9.64%          9.64%
         Average receive rate           -          8.88%          8.88%

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                           Part II: Other Information

Item 1.   Legal Proceedings

          See Note Q - Litigation of the Notes to Condensed Consolidated Financial Statements, included herein, regarding various claims and lawsuits pending against the Company.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Edward W. Mehrer, President and Chief Executive Officer of CyDex, Inc., was elected to the Board of Directors on January 21, 2003.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          10.5 Management Security Plan as amended and restated May 1, 1992.

          99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

          99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

          (b) Reports on Form 8-K


          On November 14, 2002, the Company filed a current report of Form 8-K under "Item 5. Other Events."

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WINN-DIXIE STORES, INC.


   Date: January 29, 2003                 /S/  RICHARD P. MC COOK
                                        -----------------------------------
                                                 Richard P. McCook
                                               Senior Vice President and
                                                 Chief Financial Officer

   Date: January 29, 2003                 /S/      D. MICHAEL BYRUM
                                        -------------------------------------
                                                  D. Michael Byrum
                                      Vice President, Corporate Controller and
                                              Chief Accounting Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:    January 29, 2003
By: /S/  Allen R. Rowland
      ------------------------------------------
                  Allen R. Rowland
           President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:    January 29, 2003
By:  /S/ Richard P. McCook
     ----------------------------------------------------
                  Richard P. McCook
     Senior Vice President and Chief Financial Officer