Form 10-Q
period 2003-04-02
WINN DIXIE STORES INC
filed 2003-04-23
CIK 107681

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 2, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ____________________

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
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     As of April 2, 2003, there were 140,821,631 shares outstanding of the registrant's common stock, $1 par value.

================================================================================

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                TABLE OF CONTENTS

                          Part I: Financial Information

Item 1. Financial Statements                                             Page

        Condensed Consolidated Statements of Operations                  1 - 2
                 (Unaudited), For the 12 and 40 Weeks Ended
                 April 2, 2003 and April 3, 2002

        Condensed Consolidated Balance Sheets                            3
                 April 2, 2003 (Unaudited) and June 26, 2002 (Note A)

        Condensed Consolidated Statements of Cash Flows                  4
                 (Unaudited), For the 40 Weeks Ended
                 April 2, 2003 and April 3, 2002

        Notes to Condensed Consolidated Financial Statements             5 - 16
                 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial                17 - 23
                 Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk       24 - 25

Item 4. Controls and Procedures                                          26

                           Part II: Other Information

Item 1. Legal Proceedings                                                27

Item 2. Changes in Securities and Use of Proceeds                        27

Item 3. Defaults Upon Senior Securities                                  27

Item 4. Submission of Matters to a Vote of Security Holders              27

Item 5. Other Information                                                27

Item 6. Exhibits and Reports on Form 8-K                                 27

Signatures                                                               28

Certifications                                                           29 - 30

                          Part I: Financial Information

Item 1.                       Financial Statements

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Amounts in thousands except per share data

                                                                                                   For the 12 Weeks Ended
                         MOST RECENT QUARTER                                                April 2, 2003          April 3, 2002
                                                                                            -------------          -------------

Net sales                                                                                     $2,822,327              2,901,631
Cost of sales, including warehouse and delivery expenses                                       2,031,226              2,104,248
                                                                                              ----------             ----------
Gross profit on sales                                                                            791,101                797,383
Other operating and administrative expenses                                                      698,617                697,795
                                                                                              ----------             ----------
Operating income                                                                                  92,484                 99,588
Interest expense, net                                                                             14,095                 16,055
                                                                                              ----------             ----------
Earnings from continuing operations before income taxes                                           78,389                 83,533
Income taxes (Note K)                                                                             27,822                 32,161
                                                                                              ----------             ----------
Net earnings from continuing operations                                                           50,567                 51,372
                                                                                              ----------             ----------
Discontinued operations (Note P)
     Loss from discontinued operations                                                                 -                (11,523)
     Income tax benefit                                                                                -                 (4,437)
                                                                                              ----------             ----------
         Net loss from discontinued operations                                                         -                 (7,086)
                                                                                              ----------             ----------
Net earnings                                                                                  $   50,567                 44,286
                                                                                              ==========             ==========

Basic earnings per share:
     Earnings from continuing operations                                                      $     0.36                   0.37
     Loss from discontinued operations                                                                 -                  (0.05)
                                                                                              ----------             ----------
           Basic earnings per share                                                           $     0.36                   0.32
                                                                                              ==========             ==========

Diluted earnings per share:
     Earnings from continuing operations                                                      $     0.36                   0.36
     Loss from discontinued operations                                                                 -                  (0.05)
                                                                                              ----------             ----------
           Diluted earnings per share                                                         $     0.36                   0.31
                                                                                              ==========             ==========

Dividends per share                                                                           $     0.05                   0.05
                                                                                              ==========             ==========
Weighted average common shares outstanding - basic                                               140,473                140,288
                                                                                              ==========             ==========
Weighted average common shares outstanding - diluted                                             140,835                140,626
                                                                                              ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   Amounts in thousands except per share data

                                                                                                       For the 40 Weeks Ended
                         FISCAL YEAR-TO-DATE                                                    April 2, 2003          April 3, 2002
                                                                                                -------------          -------------

Net sales                                                                                         $9,441,577              9,477,654
Cost of sales, including warehouse and delivery expenses                                           6,756,484              6,875,843
                                                                                                  ----------             ----------
Gross profit on sales                                                                              2,685,093              2,601,811
Other operating and administrative expenses                                                        2,425,714              2,331,729
                                                                                                  ----------             ----------
Operating income                                                                                     259,379                270,082
Bank agreement termination income (Note F)                                                            52,740                      -
                                                                                                  ----------             ----------
                                                                                                     312,119                270,082
Interest expense, net                                                                                 38,150                 51,508
                                                                                                  ----------             ----------
Earnings from continuing operations before income taxes                                              273,969                218,574
Income taxes (Note K)                                                                                 97,237                 84,151
                                                                                                  ----------             ----------
Net earnings from continuing operations                                                              176,732                134,423
                                                                                                  ----------             ----------
Discontinued operations (Note P)
     Loss from discontinued operations                                                                     -                (41,670)
     Income tax benefit                                                                                    -                (16,043)
                                                                                                  ----------             ----------
         Net loss from discontinued operations                                                             -                (25,627)
                                                                                                  ----------             ----------
Net earnings                                                                                      $  176,732                108,796
                                                                                                  ==========             ==========

Basic earnings per share:
     Earnings from continuing operations                                                          $     1.26                   0.96
     Loss from discontinued operations                                                                     -                  (0.18)
                                                                                                  ----------             ----------
           Basic earnings per share                                                               $     1.26                   0.78
                                                                                                  ==========             ==========

Diluted earnings per share:
     Earnings from continuing operations                                                          $     1.26                   0.95
     Loss from discontinued operations                                                                     -                  (0.18)
                                                                                                  ----------             ----------
           Diluted earnings per share                                                             $     1.26                   0.77
                                                                                                  ==========             ==========

Dividends per share                                                                               $    0.150                  0.305
                                                                                                  ==========             ==========
Weighted average common shares outstanding - basic                                                   140,405                140,286
                                                                                                  ==========             ==========
Weighted average common shares outstanding - diluted                                                 140,822                140,711
                                                                                                  ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  Dollar amounts in thousands except par value

                                                                                         April 2, 2003       June 26, 2002
                                                                                         -------------       -------------
ASSETS                                                                                    (Unaudited)           (Note A)
------

Current Assets:
Cash and cash equivalents                                                                 $    52,931             227,846
Marketable securities                                                                          19,089              18,606
Trade and other receivables                                                                   143,905             116,154
Merchandise inventories less LIFO reserve of
      $220,873 ($215,873 as of June 26, 2002)                                               1,053,265           1,063,288
Prepaid expenses and other assets                                                              47,855              53,934
Deferred income taxes                                                                         152,484             158,478
                                                                                          -----------         -----------
     Total current assets                                                                   1,469,529           1,638,306
                                                                                          -----------         -----------
Cash surrender value of life insurance, net                                                    11,501              16,197
Property, plant and equipment, net                                                            973,424             966,752
Goodwill                                                                                       87,808              87,808
Non-current deferred income taxes                                                              99,446             113,291
Other assets, net                                                                             139,505             115,224
                                                                                          -----------         -----------
     Total assets                                                                         $ 2,781,213           2,937,578
                                                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                                                         $       272               2,739
Current obligations under capital leases                                                        3,446               3,471
Accounts payable                                                                              563,182             509,704
Reserve for insurance claims and self-insurance                                                75,752              98,450
Accrued wages and salaries                                                                    107,019             111,556
Accrued rent                                                                                  109,522             144,597
Accrued expenses                                                                              102,436             174,805
Income taxes payable                                                                           77,670              64,582
                                                                                          -----------         -----------
     Total current liabilities                                                              1,039,299           1,109,904
                                                                                          -----------         -----------
Reserve for insurance claims and self-insurance                                               160,734             160,226
Long-term debt                                                                                310,795             540,612
Obligations under capital leases                                                               22,138              24,787
Defined benefit plan                                                                           53,965              52,887
Lease liability on closed stores, net of current portion                                      164,984             180,785
Other liabilities                                                                              53,044              55,993
                                                                                          -----------         -----------
     Total liabilities                                                                      1,804,959           2,125,194
                                                                                          -----------         -----------

Commitments and contingent liabilities (Notes J, K, M, P, & Q)
Shareholders' Equity: Common stock $1 par value.  Authorized  400,000,000 shares issued and outstanding 140,821,631 as of April 2, 2003 and 140,592,009 as of
June 26, 2002                                                                                 140,822             140,592
Retained earnings                                                                             836,077             676,322
Accumulated other comprehensive loss                                                             (645)             (4,530)
                                                                                          -----------         -----------
     Total shareholders' equity                                                               976,254             812,384
                                                                                          -----------         -----------
     Total liabilities and shareholders' equity                                           $ 2,781,213           2,937,578
                                                                                          ===========         ===========

See accompanying notes to condensed consolidated financial statements

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Dollar amounts in thousands

                                                                                              For the 40 weeks Ended
                                                                                        April 2, 2003          April 3, 2002
                                                                                        -------------          -------------
Cash flows from operating activities:
  Net earnings                                                                            $ 176,732                108,796
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Gain on sale of facility                                                                     -                (12,697)
     Depreciation and amortization                                                          127,135                134,747
     Deferred income taxes                                                                   17,358                 13,428
     Defined benefit plan                                                                     1,078                  2,515
     Reserve for insurance claims and self-insurance                                        (22,190)                 3,054
     Stock compensation plans                                                                 2,847                  3,603
     Change in operating assets and liabilities:
        Trade and other receivables                                                         (27,750)                (2,572)
        Merchandise inventories                                                              10,023                (27,172)
        Prepaid expenses and other assets                                                    13,860                 (3,133)
        Accounts payable                                                                     59,101                (42,774)
        Income taxes payable                                                                 43,248                 43,569
        Other current accrued expenses                                                      (98,446)               (27,971)
                                                                                        ------------           ------------
           Subtotal                                                                         302,996                193,393
        Income taxes paid on company owned life insurance                                   (52,002)                     -
                                                                                        ------------           ------------
            Net cash provided by operating activities                                       250,994                193,393
                                                                                        ------------           ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment, net                                          (135,724)               (55,035)
  Increase in investments and other assets                                                  (31,886)               (19,875)
  Proceeds from sale of facilities                                                           10,361                 21,297
  Increase in marketable securities                                                               -                (13,333)
                                                                                        ------------           ------------
            Net cash used in investing activities                                          (157,249)               (66,946)
                                                                                        ------------           ------------

Cash flows from financing activities:
  Principal payments on long-term debt                                                     (246,255)              (154,251)
  Principal payments on capital lease obligations                                            (2,673)                (2,515)
  Purchase of common stock                                                                      (40)                   (38)
  Proceeds of sales under associates' stock purchase plan                                         -                  1,746
  Dividends paid                                                                            (21,110)               (42,870)
  Other                                                                                       1,418                    699
                                                                                        ------------           ------------
            Net cash used in financing activities                                          (268,660)              (197,229)
                                                                                        ------------           ------------

Decrease in cash and cash equivalents                                                      (174,915)               (70,782)
Cash and cash equivalents at beginning of year                                              227,846                121,061
                                                                                        ------------           ------------
Cash and cash equivalents at end of period                                                $  52,931                 50,279
                                                                                        ============           ============

Supplemental cash flow information:
   Interest paid                                                                          $  41,647                 54,416
   Interest and dividends received                                                        $   1,698                  1,584
   Income taxes paid                                                                      $  88,635                 14,354

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(A) Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and year-to-date ended April 2, 2003, are not necessarily indicative of the results that may be expected for the year ending June 25, 2003.

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

     Additionally,   the  Company  offers  awards  to  customers   based  on  an
     accumulation of points as part of its Customer Reward Card program. The Company establishes a reserve for outstanding points.

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

(G) Merchandise Cost: The Company adopted EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" on a prospective basis during the current quarter. Issue 02-16 provides guidance for the accounting of cash consideration given to a reseller from a vendor. The adoption of issue 02-16 had no material impact on the Company's operations.

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

     Amounts received in payment for assets or services are recorded as revenue (or other income, as appropriate). Amounts received for reimbursement of costs incurred by the Company to sell the vendor's products are recorded as a reduction of cost.

(H) LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $2.0 million in fiscal year 2003 and $1.5 million in the fiscal year 2002. The year-to-date LIFO charge is $5.0 million in fiscal year 2003 and $8.5 million for fiscal year 2002.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(H) LIFO, continued: If the FIFO method had been used for the current quarter, net earnings from continuing operations would have been $51.9 million, or $0.37 per diluted share, as compared with net earnings from continuing operations for the corresponding quarter of fiscal year 2002 of $52.3 million, or $0.37 per diluted share. If the FIFO method had been used for the year, net earnings from continuing operations would have been $180.0 million, or $1.28 per diluted share, as compared with net earnings from continuing operations of $139.7 million, or $0.99 per diluted share, in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuations.

(I) Comprehensive Income: Comprehensive income differs from net income for the quarter and year-to-date due to changes in the fair value of the Company's marketable securities. Comprehensive income from continuing operations for the quarter ended April 2, 2003, was $52.9 million, or $0.38 per diluted share, compared to $53.4 million, or $0.38 per diluted share, for the corresponding quarter of the previous year. For the year, comprehensive income from continuing operations was $180.6 million, or $1.28 per diluted share, at April 2, 2003, compared to $132.7 million, or $0.94 per diluted share, in the previous year.

(J)  Debt:

                                                        April 2, 2003        June 26, 2002
                                                        -------------        -------------

364-day $100,000 revolving credit facility due 2004;
  interest payable at LIBOR plus 2.50%                    $      -                     -
Five-year $200,000 revolving credit facility due 2006;
  interest payable at LIBOR plus 2.50%                           -                     -
Mortgage note payable with interest at 9.40% and
  monthly $22 principal and interest payments
  and 10.0% of principal paid annually each October          1,179                 1,434
Six-year term loan due 2007; interest payable
  at LIBOR plus 2.75% and $1,000 quarterly
  principal payments                                             -               246,000
8.875% senior notes due 2008; interest payable
  semiannually on April 1 and October 1                    309,888               295,917
                                                          --------              ---------
     Total                                                 311,067               543,351
Less current portion                                           272                 2,739
                                                          --------              ---------
Long-term portion                                         $310,795               540,612
                                                          ========              =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(J) Debt, continued: On March 24, 2003, the Company renewed the 364-day revolving credit facility in the amount of $100.0 million due to expire on March 25, 2004. The senior secured credit facilities and senior unsecured notes contain certain covenants as defined in the credit agreement and indenture, as amended. The Company was in compliance with these covenants at April 2, 2003. During the quarter, the Company prepaid $143.0 million on the six-year term loan. For the year, the Company prepaid $243.0 million on the six-year term loan.

     In accordance with Statement of Financial Account Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), the unamortized debt issue cost associated with the early extinguishment of the debt is recorded in continuing operations as interest expense. The Company recognized $3.8 million ($2.5 million net of tax) of debt issue cost in the current quarter compared to $3.8 million ($2.3 million net of tax) in the corresponding quarter of fiscal year 2002. For the year, debt issue cost recognized was $6.4 million ($4.1 million net of tax) compared to $3.8 million ($2.3 million net of tax) in the previous year. The current quarter and fiscal year interest expense includes payments to unwind the interest rate swaps of $4.2 million and $7.5 million, respectively.

     As of April 2, 2003, the Company had $64.3 million in outstanding letters of credit used to support insurance obligations and inventory purchases.

     The Company entered into an interest rate swap agreement, designated as a fair value hedge as defined under SFAS 133, "Accounting for Derivative Instruments and Hedge Activities," with a notional amount totaling $300.0 million and a variable interest rate, which is fixed semi-annually on the first of April and October based on the six-month LIBOR. This agreement was entered to exchange the fixed interest rate on the Company's 8.875% senior notes for a variable interest rate. In accordance with SFAS 133, changes in the fair value of the interest rate swap agreements offset changes in the fair value of the fixed rate debt due to changes in the market interest rate. Accordingly, the Company's $300.0 million 8.875% senior notes as of April 2, 2003 has a fair value of $309.9 million, which reflects a $14.0 million change in the fair value from June 26, 2003. The corresponding change of $14.0 million in the hedge was recorded as an increase in other assets of $9.9 million and a decrease in other liabilities of $4.1 million. The agreement is deemed to be a perfectly effective fair value hedge and therefore qualifies for the short-cut method of accounting under SFAS 133. As a result, no ineffectiveness is expected to be recognized in the Company's earnings associated with the interest rate swap agreement on the 8.875% senior notes.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(K) Income Taxes, continued: The Company has contributed $3.8 million in fiscal year 2003 and expects to contribute the maximum contribution of $5.0 million within the current fiscal year. In addition, the current year effective tax rate was affected by the expected utilization of previously unrecognized tax benefits arising from state net operating loss carry forwards. The Company has a reserve established for taxes and interest related to the company-owned life insurance (COLI) tax liability. In July 2002, the Company paid $52.0 million to the Internal Revenue Service from the reserve. Additional amounts, if any, will be paid upon receiving a final assessment from the Internal Revenue Service and, in the opinion of management, will not have any additional material adverse impact on the Company's financial condition or results of operations.

(L) Reclassification: Certain other prior year amounts have been reclassified to conform to the current year's presentation.

(M) Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sub-lease income. The following amounts are included in accrued rent and lease liability on closed stores, as of April 2, 2003:

                                          Lease Liability on
                                             Closed Stores
                                            ---------------

     Balance at June 26, 2002             $       264,386
     Additions/adjustments                         28,182
     Utilization                                  (68,322)
                                            --------------
     Balance at April 2, 2003             $       224,246
                                            ==============


     The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of twenty-one leases. The lease liability on closed stores includes $114.0 million related to restructure and $53.3 million related to the discontinued operations. The additions/adjustments and the utilization for restructure were $7.8 million and $32.2 million, respectively for the year. The current portion of the accrued balance at April 2, 2003 totals $59.3 million and is included in accrued rent.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(N) Goodwill and Intangible Assets: Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company determined it has one reporting unit. The Company has performed an impairment review during the current fiscal year, and concluded that there were no necessary adjustments. Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the Condensed Consolidated Balance Sheets, as of April 2, 2003 is as follows:

                                                    Other
                                                 Intangible
                                                   Assets
                                                 ---------
     Other intangible assets                    $   7,759
     Less: Accumulated amortization                 3,475
                                                 ---------
     Other intangible assets, net               $   4,284
                                                 =========



     Amortization expense for other intangible assets for the quarters ended April 2, 2003, and April 3, 2002, was $276 and $270, respectively. For the year, amortization expense was $928 and $912 for April 2, 2003 and April 3, 2002, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 26, 2002 is as follows:

                                                         Amortization
                                                           Expense
                                                         -----------
     Remaining for year ended June 25, 2003             $       278
     For year ended June 30, 2004                             1,173
     For year ended June 29, 2005                             1,119
     For year ended June 28, 2006                               429
     For year ended June 27, 2007                               123
     Thereafter                                                1162
                                                         -----------
                                                        $     4,284
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


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

12 Weeks ended April 2, 2003

                                                               Guarantor
                                                    Parent    Subsidiaries   Eliminations   Consolidated
                                                    ------    -------------  ------------   ------------
Net sales                                         $1,297,075    1,525,252              -     2,822,327
Cost of sales                                        933,680    1,097,546              -     2,031,226
                                                  ----------   ----------     ----------    ----------
Gross profit on sales                                363,395      427,706              -       791,101
Other operating and administrative expenses          304,214      394,403              -       698,617
                                                  ----------   ----------     ----------    ----------
Operating income                                      59,181       33,303              -        92,484
Equity in earnings of consolidated subsidiaries       21,483            -        (21,483)            -
Interest expense, net                                 14,095            -              -        14,095
                                                  ----------   ----------     ----------    ----------
Earnings before income taxes                          66,569       33,303        (21,483)       78,389
Income taxes                                          16,002       11,820              -        27,822
                                                  ----------   ----------     ----------    ----------
Net earnings                                      $   50,567       21,483        (21,483)       50,567
                                                  ==========   ==========     ==========    ==========


40 Weeks ended April 2, 2003

                                                               Guarantor
                                                    Parent    Subsidiaries   Eliminations   Consolidated
                                                    ------    -------------  ------------   ------------
Net sales                                         $4,278,578    5,162,999              -     9,441,577
Cost of sales                                      3,069,300    3,687,184              -     6,756,484
                                                  ----------   ----------     ----------    ----------
Gross profit on sales                              1,209,278    1,475,815              -     2,685,093
Other operating and administrative expenses        1,043,167    1,382,547              -     2,425,714
                                                  ----------   ----------     ----------    ----------
Operating income                                     166,111       93,268              -       259,379
Equity in earnings of consolidated subsidiaries       60,165            -        (60,165)            -
Bank agreement termination income                     52,740            -              -        52,740
Interest expense, net                                 38,150            -              -        38,150
                                                  ----------   ----------     ----------    ----------
Earnings before income taxes                         240,866       93,268        (60,165)      273,969
Income taxes                                          64,134       33,103              -        97,237
                                                  ----------   ----------     ----------    ----------
Net earnings                                      $  176,732       60,165        (60,165)      176,732
                                                  ==========   ==========     ==========    ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(O)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (Amounts in thousands)


12 Weeks ended April 3, 2002

                                                                       Guarantor
                                                            Parent    Subsidiaries  Eliminations  Consolidated
                                                            ------    ------------  ------------  ------------
Net sales                                                 $1,372,885    1,528,746             -     2,901,631
Cost of sales                                                991,022    1,113,226             -     2,104,248
                                                          ----------   ----------    ----------    ----------
Gross profit on sales                                        381,863      415,520             -       797,383
Other operating and administrative expenses                  313,694      384,101             -       697,795
                                                          ----------   ----------    ----------    ----------
Operating income                                              68,169       31,419             -        99,588
Equity in earnings of consolidated subsidiaries               12,236            -       (12,236)            -
Interest expense, net                                         16,055            -             -        16,055
                                                          ----------   ----------    ----------    ----------
Earnings from continuing operations before income taxes       64,350       31,419       (12,236)       83,533
Income taxes                                                  20,064       12,097             -        32,161
                                                          ----------   ----------    ----------    ----------
Net earnings from continuing operations                       44,286       19,322       (12,236)       51,372
Net loss from discontinued operations                              -       (7,086)            -        (7,086)
                                                          ----------   ----------    ----------    ----------
Net earnings                                              $   44,286       12,236       (12,236)       44,286
                                                          ==========   ==========    ==========    ==========



40 Weeks ended April 3, 2002

                                                                       Guarantor
                                                            Parent    Subsidiaries  Eliminations  Consolidated
                                                            ------    ------------  ------------  ------------
Net sales                                                 $4,344,301    5,133,353             -     9,477,654
Cost of sales                                              3,159,985    3,715,858             -     6,875,843
                                                          ----------   ----------    ----------    ----------
Gross profit on sales                                      1,184,316    1,417,495             -     2,601,811
Other operating and administrative expenses                1,031,329    1,300,400             -     2,331,729
                                                          ----------   ----------    ----------    ----------
Operating income                                             152,987      117,095             -       270,082
Equity in earnings of consolidated subsidiaries               46,386            -       (46,386)            -
Interest expense, net                                         51,508            -             -        51,508
                                                          ----------   ----------    ----------    ----------
Earnings from continuing operations before income taxes      147,865      117,095       (46,386)      218,574
Income taxes                                                  39,069       45,082             -        84,151
                                                          ----------   ----------    ----------    ----------
Net earnings from continuing operations                      108,796       72,013       (46,386)      134,423
Net loss from discontinued operations                              -      (25,627)            -       (25,627)
                                                          ----------   ----------    ----------    ----------
Net earnings                                              $  108,796       46,386       (46,386)      108,796
                                                          ==========   ==========    ==========    ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted

(O)  Guarantor Subsidiaries, continued:

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (Amounts in thousands)
April 2, 2003

                                                                Guarantor
                                                     Parent    Subsidiaries  Eliminations  Consolidated
                                                     ------    ------------  ------------  ------------
Merchandise inventories                            $  314,751      738,514            -      1,053,265
Other current assets                                  245,063      171,201            -        416,264
                                                   ----------   ----------   ----------     ----------
  Total current assets                                559,814      909,715            -      1,469,529
Property, plant and equipment, net                    416,480      556,944            -        973,424
Other non-current assets                              219,519      118,741            -        338,260
Investments in and advances to/from subsidiaries      738,131            -     (738,131)             -
                                                   ----------   ----------   ----------     ----------
  Total assets                                     $1,933,944    1,585,400     (738,131)     2,781,213
                                                   ==========   ==========   ==========     ==========

Accounts payable                                   $  125,007      438,175            -        563,182
Other current liabilities                             291,050      185,067            -        476,117
                                                   ----------   ----------   ----------     ----------
Total current liabilities                             416,057      623,242            -      1,039,299
Long-term debt                                        310,795            -            -        310,795
Other non-current liabilities                         230,838      224,027            -        454,865
Common stock of $1 par value                          140,822        6,237       (6,237)       140,822
Retained earnings and other shareholders' equity      835,432      731,894     (731,894)       835,432
                                                   ----------   ----------   ----------     ----------
Total liabilities and shareholders' equity         $1,933,944    1,585,400     (738,131)     2,781,213
                                                   ==========   ==========   ==========     ==========



June 26, 2002

                                                                Guarantor
                                                     Parent    Subsidiaries  Eliminations  Consolidated
                                                     ------    ------------  ------------  ------------
Merchandise inventories                            $  320,515      742,773            -      1,063,288
Other current assets                                  387,696      187,322            -        575,018
                                                   ----------   ----------   ----------     ----------
  Total current assets                                708,211      930,095            -      1,638,306
Property, plant and equipment, net                    375,029      591,723            -        966,752
Other non-current assets                              213,434      119,086            -        332,520
Investments in and advances to/from subsidiaries      900,911            -     (900,911)             -
                                                   ----------   ----------   ----------     ----------
  Total assets                                     $2,197,585    1,640,904     (900,911)     2,937,578
                                                   ==========   ==========   ==========     ==========

Accounts payable                                   $  146,128      363,576            -        509,704
Other current liabilities                             461,251      138,949            -        600,200
                                                   ----------   ----------   ----------     ----------
  Total current liabilities                           607,379      502,525            -      1,109,904
Long-term debt                                        540,612            -            -        540,612
Other non-current liabilities                         237,210      237,468            -        474,678
Common stock of $1 par value                          140,592        6,238       (6,238)       140,592
Retained earnings and other shareholders' equity      671,792      894,673     (894,673)       671,792
                                                   ----------   ----------   ----------     ----------
  Total liabilities and shareholders' equity       $2,197,585    1,640,904     (900,911)     2,937,578
                                                   ==========   ==========   ==========     ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(O)  Guarantor Subsidiaries, continued:


                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
40 Weeks ended April 2, 2003

                                                                      Guarantor
                                                           Parent    Subsidiaries Eliminations  Consolidated
                                                           ------    ------------ ------------  ------------
Net cash (used in) provided by operating activities      $ (39,645)     290,639            -       250,994
                                                         ---------    ---------    ---------     ---------
  Purchases of property, plant and equipment, net          (93,350)     (42,374)           -      (135,724)
  Decrease (increase) in other assets                      150,403       (9,148)    (162,780)      (21,525)
                                                         ---------    ---------    ---------     ---------
Net cash provided by (used in) investing activities         57,053      (51,522)    (162,780)     (157,249)
                                                         ---------    ---------    ---------     ---------
  Principal payments on long-term debt                    (246,253)           -            -      (246,253)
  Dividends paid                                           (21,110)           -            -       (21,110)
  Other                                                     66,299     (230,376)     162,780        (1,297)
                                                         ---------    ---------    ---------     ---------
Net cash used in financing activities                     (201,064)    (230,376)     162,780      (268,660)
                                                         ---------    ---------    ---------     ---------

(Decrease) increase in cash and cash equivalents          (183,656)       8,741            -      (174,915)
Cash and cash equivalents at the beginning of the year     228,981       (1,135)           -       227,846
                                                         ---------    ---------    ---------     ---------
Cash and cash equivalents at end of the period           $  45,325        7,606            -        52,931
                                                         =========    =========    =========     =========



40 Weeks ended April 3, 2002

                                                                      Guarantor
                                                           Parent    Subsidiaries Eliminations Consolidated
                                                           ------    ------------ ------------ ------------
Net cash (used in) provided by operating activities      $ (24,486)     217,879            -      193,393
                                                         ---------    ---------    ---------    ---------
  Purchases of property, plant and equipment, net          (13,110)     (41,925)           -      (55,035)
  Decrease (increase) in other assets                      133,947     (343,890)     190,068      (19,875)
  Proceeds from sale of facility                                 -       21,297            -       21,297
  Increase in marketable securities                        (13,333)           -            -      (13,333)
                                                         ---------    ---------    ---------    ---------
Net cash provided by (used in) investing activities        107,504     (364,518)     190,068      (66,946)
                                                         ---------    ---------    ---------    ---------
  Dividends paid                                           (42,870)           -            -      (42,870)
  Other                                                   (114,944)     150,653     (190,068)    (154,359)
                                                         ---------    ---------    ---------    ---------
Net cash (used in) provided by financing activities       (157,814)     150,653     (190,068)    (197,229)
                                                         ---------    ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents           (74,796)       4,014            -      (70,782)
Cash and cash equivalents at the beginning of the year     111,136        9,925            -      121,061
                                                         ---------    ---------    ---------    ---------
Cash and cash equivalents at end of the period           $  36,340       13,939            -       50,279
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    Dollar amounts in thousands except per share data, unless otherwise noted


(P) Discontinued Operations: On May 6, 2002, the Company announced a formal plan to exit the Texas and Oklahoma operations, which consisted of 71 store locations, a dairy plant and a distribution center in Texas and five store locations in Oklahoma. In addition, seven leases were in effect on stores that were previously closed. The Company decided to discontinue these operations as a result of continued operational losses and reductions in market share. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Texas and Oklahoma operations are considered components of an entity, which requires the Company to disclose the exit as a discontinued operation. At June 26, 2002, the Company had exited these operations, either by sale or abandonment.

     There was no revenue from discontinued operations for the quarter ended April 2, 2003, compared to gross revenue of $144.5 million for the quarter ended April 3, 2002.

     A summary of the accruals and loss on disposal of discontinued operations follows:


                                Employee
                             Termination and       Lease
                              Other Location    Termination
                              Closing Costs        Costs          Total
     Balance at June 26, 2002   $  9,034           72,401         81,435
     Utilization                  (9,034)         (19,108)       (28,142)
                                 -------          -------        -------
     Balance at April 2, 2003   $      -           53,293         53,293
                                 =======          =======        =======


     The Company has $4.1 million in held for sale assets relating to the exiting of the Texas and Oklahoma operations. During the second quarter of fiscal year 2003, the Company sold the distribution center in Texas for $9.6 million. The held for sale assets are reported in the prepaid expenses and other assets section of the Condensed Consolidated Balance Sheet. The held for sale assets consist mainly of land, land improvements, buildings, leasehold improvements and store and office equipment.

(Q) Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including suits charging violations of certain employment laws and various proceedings arising under federal, state or local regulations protecting the environment. Among the suits charging violation of certain employment laws, there are actions that purport to be class-actions and actions which allege violation of fair labor standard laws, a pattern and practice of race-based and/or gender-based discriminatory treatment of employees and applicants, sexual harassment and retaliation.

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

(R) Accounting Pronouncements: Emerging Issues Task Force (EITF) No. 02-16, "Accounting by a Customer for Certain Consideration Received from a Vendor" provides guidance for the accounting of cash consideration given to a reseller from a vendor. The adoption of issue 02-16 had no material impact on the Company's operations.

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

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. This provision is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123" ("SFAS 148"), provides alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based compensation and requires prominent disclosures in both annual and interim financial statements. Since the Company already follows
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", SFAS 148 will have no impact on the Company's financial position or results of operations.

Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results of Operations

Continuing Operations. Sales for the 12 weeks ended April 2, 2003 were $2.8 billion, a decrease of $79.3 million, or 2.7%, compared with the same quarter last year. For the 40 weeks ended April 2, 2003, sales were $9.4 billion, a decrease of $36.1 million, or 0.4%, compared with the prior year. Identical store sales, which include the sales from enlarged stores but exclude the sales from stores that opened or closed during the period, decreased 2.0% for the quarter and increased 0.5% for the year. Comparable store sales, which include the sales from replacement stores, decreased 2.0% for the quarter and increased 0.5% for the year. The previous year sales included sales from the Easter holiday, which was in the third quarter of fiscal year 2002 compared to the fourth quarter of fiscal year 2003. The Easter holiday represented a decrease in sales for the quarter as compared to the previous year of approximately 1.0%. The timing of Easter as well as economic uncertainty and aggressive pricing and promotion by our competitors impacted the results of the quarter.

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

For the 40 weeks ended April 2, 2003, the Company opened seven new stores and closed ten existing stores. A total of 1,070 locations were in operation on April 2, 2003, compared to 1,150 on April 3, 2002. During the fourth quarter of fiscal year 2002, the Company closed 76 stores related to discontinued operations. As of April 2, 2003, retail space totaled 47.4 million square feet compared to 51.0 million square feet in the prior year. The Company has eight new stores under construction.

Gross profit decreased $6.3 million for the quarter and increased $83.3 million for the year. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal year 2002 were 28.0% and 27.5%, respectively. For the year, gross profit, as a percent of sales, was 28.4% for the current fiscal year compared to 27.5% for the previous fiscal year. The decrease in gross profit dollars for the quarter was primarily due to the Easter holiday, which was in the third quarter of fiscal year 2002 as compared to the fourth quarter of fiscal year 2003. The increase in gross profit dollars for the year is primarily due to lower cost of products through improvements in centralized procurement and improved sales as a result of the Save Rite conversions and the Company's marketing initiatives.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations, continued:

Other operating and administrative expenses increased $0.8 million for the current quarter as compared to the corresponding quarter in fiscal year 2002. For the year, operating and administrative expenses increased $94.0 million. As a percentage of sales, other operating and administrative expenses for the current quarter and the corresponding quarter of the previous year were 24.7% and 24.1%, respectively. For the year, operating and administrative expenses as a percent of sales were 25.7% compared to 24.6% for the previous fiscal year.

The increase in other operating and administrative expenses for the year was due primarily to an increase in professional fees and other related costs associated with the implementation of various information technology initiatives, an increase in the accrual for closed store leases, and the impact of advertising and retail operating expenses in connection with the startup of the Customer Reward Card. As noted below, the loss of sub-lease income increased other operating and administrative expense by $3.0 million for the current quarter and $5.5 million for the fiscal year. In addition, retail salaries were positively impacted in the current quarter due to improved scheduling and the timing of the Easter holiday.

Rent expense for the quarter on operating leases was $78.9 million, as compared to $78.4 million in the previous year.

During the second quarter of fiscal year 2003, bank agreement termination income totaled $52.7 million ($34.0 million net of tax, or $0.24 per diluted share). The Company was paid a $60.0 million termination fee from Canadian Imperial Bank of Commerce ("CIBC") for terminating its in-store bank agreement. The Company will be responsible for the costs associated with the de-installation of the in-store Marketplace Bank locations and other related costs, which are estimated to be approximately $7.3 million. Sub-lease income, which is a component of other operating and administrative expenses, for the current quarter decreased by $3.0 million ($1.9 million net of tax, or $0.01 per diluted share) as compared to the corresponding quarter of fiscal year 2002 due to the termination of the bank agreement. Sub-lease income for fiscal year 2003 will be reduced by a total of $8.4 million ($5.4 million net of tax, or $0.04 per diluted share). The net impact on pretax profit for fiscal year 2003 is expected to be an increase of $44.3 million ($28.6 million net of tax, or $0.20 per diluted share).

Interest expense totaled $14.1 million for the current quarter and $16.1 million for the corresponding quarter of the previous year. For the current year, interest expense was $38.2 million compared to $51.5 million in the previous fiscal year. Interest expense is primarily interest on long-term debt and the interest on capital leases. Interest expense for the current quarter includes $3.8 million for the write-off of unamortized debt issue costs and $4.2 million for the payment to unwind the associated interest rate swap. The corresponding quarter of the previous year includes $3.8 million for the write-off of unamortized debt issue costs. The current year interest expense includes $6.4 million compared to $3.8 million in the previous year for the write-off of unamortized debt issue costs and a $7.5 million payment to unwind the swaps associated with the early extinguishment of debt compared to fiscal year 2002.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations, continued:

Earnings from continuing operations before income taxes were $78.4 million for the current quarter compared to $83.5 million in the corresponding quarter of fiscal year 2002. For the year, earnings from continuing operations before income taxes were $274.0 million compared to $218.6 million in the previous fiscal year. The decrease in earnings from continuing operations in the current quarter as compared to the corresponding quarter of the previous year was primarily due to the decrease in gross profit dollars and sublease income as previously discussed, partially offset by a decrease in retail salaries and interest expense. The increase in earnings from continuing operations for the year was primarily due to the bank agreement termination income of $52.7 million.

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

Net earnings from continuing operations for the current quarter amounted to $50.6 million, or $0.36 per diluted share, as compared to $51.4 million, or $0.36 per diluted share, for the corresponding quarter of the previous year. For the current year, net earnings from continuing operations were $176.7 million, or $1.26 per diluted share, compared to $134.4 million, or $0.95 per diluted share, in the previous fiscal year.

For the current quarter, the LIFO charge reduced net earnings from continuing operations by $1.3 million or $0.01 per diluted share, compared to $0.9 million or $0.01 per diluted share, for the corresponding quarter of the previous year. For the current year, the LIFO charge reduced net earnings from continuing operations by $3.2 million, or $0.02 per diluted share, compared to $5.2 million, or $0.04 per diluted share, for the previous year (See Note H - LIFO).

Discontinued Operations. During the fourth quarter of fiscal year 2002, the Company exited its Texas and Oklahoma operations, which consisted of 76 stores, a distribution center and a dairy plant. Net loss from discontinued operations was $7.1 million, or $0.05 per diluted share, for the quarter ended April 3, 2002 (See Note P - Discontinued Operations).

Liquidity and Capital Resources

Cash and marketable securities amounted to $72.0 million at April 2, 2003 compared to $246.5 million at June 26, 2002. Working capital amounted to $430.2 million at April 2, 2003, compared to $528.4 million at June 26, 2002. Cash decreased due to a $243.0 million prepayment on the six-year term loan, a payment of $52.0 million to the Internal Revenue Service, a $20.0 million contribution to the profit sharing program and an increase of capital expenditures, which were partially offset by receipt of $60.0 million for the bank service agreement termination (See Note J - Debt and Note K - Income Taxes).

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources, continued:

The prepayment of debt was funded from cash from operating activities and the improvement in working capital. During the current quarter and year, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 2.1% and 2.2%, respectively.

Net cash provided by operating activities amounted to $251.0 million for the 40 weeks ended April 2, 2003, compared to $193.4 million in the previous year. The increase in net cash provided by operations is largely due to the receipt of $60.0 million for the bank service agreement termination and an increase of $59.1 million in accounts payable, which was partially offset by a payment of $52.0 million to the Internal Revenue Service, and a $20.0 million contribution to the profit sharing plan.

Net cash used in investing activities was $157.2 million for the 40 weeks ended April 2, 2003, compared to $66.9 million in the previous year. The change was primarily due to an increase in capital expenditures. Capital expenditures for fiscal year 2003 totaled $135.7 million compared to $55.0 million for fiscal year 2002.

The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $235.0 million in fiscal year 2003. The Company has no material construction or purchase commitments outstanding as of April 2, 2003.

Net cash used in financing activities was $268.7 million for the 40 weeks ended April 2, 2003, compared to $197.2 million in the previous year. In the current year, the Company prepaid $243.0 million on the six-year term loan and reduced dividend payments by $21.8 million.

The Company is a party to various proceedings arising under federal, state and local regulations protecting the environment. Management is of the opinion that any liability, which might result from any such proceedings, will not have a material adverse effect on the Company's consolidated financial condition or results of operation.

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

Factors that may cause actual results to differ materially from those projected include, but are not limited to:

o heightened competition, including specifically the intensification of price competition, the entry of new competitors, or the expansion of existing competitors in one or more operating regions;
o the Company's ability to achieve the benefits contemplated from the various operational changes being implemented by management;
o changes in federal, state or local legislation or regulations affecting food manufacturing, food distribution, or food retailing, including environmental compliance;
o the possible impact of changes in the ratings assigned to the Company's debt instruments by nationally recognized rating agencies; and
o general business and economic conditions in the Company's operating regions, including conditions arising from the current state of the economy generally, the recent stock market decline, the war with Iraq and against terrorism generally, the rate of inflation/deflation, changes in population, consumer demands and spending, and the availability of new employees.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Cash Flow Hedge: On January 29, 2003, the Company unwound the interest rate swap with a notional amount of $100.0 million and a maturity of March 29, 2004. The swap was unwound in conjunction with the $143.0 million pay down of the six-year term loan on January 29, 2003.

On July 26, 2002, the Company unwound the interest rate swap with a notional amount of $150.0 million and a maturity of March 29, 2003. The swap was unwound in conjunction with the $100.0 million pay down of the related debt on July 29, 2002.

Fair Value Hedge: On January 22, 2003, the Company reentered into interest rate swap agreements in which the Company effectively exchanged the $300.0 million fixed rate 8.875% interest on the senior notes for the two variable rates in the notional amount of $200.0 and $100.0 million at six-month LIBOR plus 525 and 497 basis points, respectively. The Company received $8.4 million on the initial swaps, to be amortized over the remaining life of the senior notes as an offset to interest expense. The variable interest rates, which are based on six-month LIBOR, are fixed semiannually on the first day of April and October. The six-month LIBOR was 1.23% on April 1, 2003. The maturity dates of the interest rate swap agreements match those of the underlying debt.

On August 2, 2002, the Company reentered into interest rate swap agreements in which the Company effectively exchanged the $300.0 million fixed rate 8.875% interest on the senior notes for two variable rates in the notional amount of $200.0 and $100.0 million at six-month LIBOR plus 428 and 424 basis points, respectively. The Company received $6.5 million on the initial swaps, to be amortized over the remaining life of the senior notes as an offset to interest expense.

In accordance with SFAS 133, the Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges and, accordingly, uses the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps will be reflected in earnings and an equivalent amount will be reflected as a change in the carrying value of the swaps, with an offset to earnings. There is no ineffectiveness to be recorded. As of April 1, 2003, the Company increased the fair value of the 8.875% senior notes by $9.9 million and recorded the corresponding interest rate swap asset in the investments and other assets section of the Condensed Consolidated Balance Sheets.

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

           Quantitative and Qualitative Disclosures About Market Risk


The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of April 2, 2003.

                             Expected Maturity Date
                          (Dollar amounts in thousands)

                                  2004          2005        2006         2007         2008       Thereafter    Total      Fair Value
                              ----------     ----------  ----------   ---------   ------------   ----------  ---------    ----------
Liabilities:



Long-term debt
     Fixed Rate                 $    272          269         266         263       300,109          -       $  301,179    $ 317,199
       Average interest rate       9.40%        9.40%       9.40%       9.40%          8.88%         -            8.88%

Interest rate derivatives:



     Fixed to Variable          $     -            -           -           -        300,000          -       $  300,000    $   9,888
       Average pay rate               -            -           -           -         10.12%          -           10.12%
       Average receive rate           -            -           -           -          8.88%          -            8.88%

Item 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Mark W. Matta, formerly the Senior Vice President of Human Resources for OfficeMax, was elected Senior Vice President of Human Resources on March 24, 2003.

          David F. Henry, formerly the Vice President of Marketing, was elected Senior Vice President of Marketing on February 6, 2003.

          Richard C. Judd, formerly the Vice President of Warehousing and Distribution, was elected Senior Vice President of Logistics, Manufacturing and the Enterprise Program Management Office on February 6, 2003.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

          99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350.

          99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

          (b)  Reports on Form 8-K

          Not applicable.

                    WINN-DIXIE STORES, INC. AND SUBSIDIARIES

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WINN-DIXIE STORES, INC.


   Date: April 23, 2003                 /S/  RICHARD P. MC COOK
                                   -----------------------------------
                                            Richard P. McCook
                                          Senior Vice President and
                                            Chief Financial Officer

   Date: April 23, 2003                /S/      D. MICHAEL BYRUM
                                   -------------------------------------
                                             D. Michael Byrum
                                   Vice President, Corporate Controller and
                                         Chief Accounting Officer

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

Date:    April 23, 2003
By: /S/  Allen R. Rowland
      ------------------------------------------
                  Allen R. Rowland
           President and Chief Executive Officer

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

Date:    April 23, 2003
By:/S/  Richard P. McCook
     ----------------------------------------------------
                  Richard P. McCook
   Senior Vice President and Chief Financial Officer