Form 10-K
period 2003-06-25
WINN DIXIE STORES INC
filed 2003-08-07
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-3657

WINN-DIXIE STORES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0514290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5050 Edgewood Court, Jacksonville, Florida	32254-3699
(Address of principal executive offices)	(Zip Code)

(904) 783-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock Par Value $1.00 Per Share	New York Stock Exchange
8.875% Senior Notes due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☑  No  ☐.

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on January 8, 2003, as reported on the New York Stock Exchange was approximately $1,262,463,692.

As of August 1, 2003, registrant had outstanding 140,819,913 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 25, 2003

PART I

ITEM 1:	BUSINESS

General:

Winn-Dixie Stores, Inc. (the “Company”) is a major food and drug retailer operating in 12 states in the southeastern United States and the Bahama Islands. According to published reports of sales at June 25, 2003, the Company is one of the largest food retailers and supermarket chains in the southeastern region of the United States.

As of June 25, 2003, the Company, directly or through subsidiaries, operated 1,073 supermarkets. As of June 25, 2003, 33 of the supermarkets had fuel centers and 44 had separate liquor stores. Supermarkets are generally operated under one of the Company’s two formats: combination food and drug stores or grocery warehouse stores. The Company operates stores under several banners that have strong local ties and brand recognition. The Winn-Dixie, Marketplace, Thriftway and City Markets banners are utilized in the combination food and drug store format. The Save Rite and Sack & Save banners represent the grocery warehouse format.

Store locations:

	Total	Winn- Dixie	Market- place	Thrift- way	Save Rite	Sack & Save	City Markets
Florida	439	57	373	—	9	—	—
Alabama	117	42	75	—	—	—	—
North Carolina	107	50	57	—	—	—	—
Georgia	97	3	51	—	43	—	—
Louisiana	79	19	60	—	—	—	—
Mississippi	65	41	16	—	3	5	—
South Carolina	60	22	38	—	—	—	—
Kentucky	40	6	29	5	—	—	—
Virginia	28	10	18	—	—	—	—
Ohio	16	—	—	16	—	—	—
Bahamas	12	3	—	—	—	—	9
Tennessee	12	4	8	—	—	—	—
Indiana	1	—	1	—	—	—	—

	1,073	257	726	21	55	5	9

Store and Other Data:

	2003	2002	2001	2000	1999
Stores
In operation at fiscal year-end	1,073	1,073	1,153	1,079	1,188
Opened and acquired during year	13	5	94	34	79
Closed or sold during year	13	85	20	143	59
Enlarged or remodeled during year	62	29	11	42	64
New/acquired/enlarged/remodeled in last five years	433	578	706	790	908
Percent to total stores in operation	40.4	53.9	61.2	73.2	76.4
Year-end retail square footage (in millions)	47.6	47.5	51.1	48.1	52.0
Average store size at fiscal year-end (in thousands)	44.4	44.2	44.3	44.6	43.7

Other Data
Associates (in thousands)	99	113	119	120	132
Full time (in thousands)	40	42	46	53	57
Part time (in thousands)	59	71	73	67	75

Segments:

The Company has determined that its operations are within one reportable segment. Accordingly, financial information on segments is omitted.

Strategy:

The Company’s strategic vision is to be the best supermarket in every neighborhood in which we operate, offering the best value, freshest products and outstanding customer service every day, while enhancing shareholder value. The Company plans to achieve this vision by effectively executing several key initiatives including: aligning stores and customers, strengthening superior customer relationships, leveraging operations and support and improving technology and process.

Marketing:

The Company utilizes all forms of mass media and selected forms of highly targeted media for its retail advertising. The Company also incorporates major sponsorships into the marketing plan, such as sponsorship of the Jacksonville Jaguars, the Tampa Bay Buccaneers, the Super Bowl and others. Marketing campaigns are executed on both a national and local basis and are often tailored to individual markets and customer demographics.

In fiscal 2002, the Customer Reward Card was introduced which generates data on customer buying preferences and enables the Company to better focus marketing programs on customer demands and to target individual customers with special offers.

Other marketing initiatives include acting to ensure that appropriate stores’ merchandising mix includes grocery items, such as specialty lines of produce and meat products, and continuing to remodel certain Winn-Dixie stores. Sixty-two older stores were remodeled last year with improved lighting, a contemporary color palette and attractive interior architectural changes.

Information Technology:

The Company has made significant investments in technology and information systems in order to drive sales growth, improve operating efficiency and support the overall business strategy. During fiscal year 2003, the Company invested in a new buying and billing system, a perpetual inventory and pricing system, labor management systems, the enterprise data warehouse and continued its development of the Customer Reward Card program.

In 2003, the Company began the process of implementing a labor scheduling system available to store management. The system is intended to enable management to schedule the right associates at the right time of the day in order to best meet the customers’ needs.

In 2003, the Company began to equip the truck fleet with onboard computers that use a Global Positioning System to provide direct communication with drivers. This technology allows the Company to effectively route store deliveries while closely monitoring truck mileage and expenses. When fully implemented next year, the system is expected to reduce driver expenses.

In fiscal 2002, the Company implemented the Customer Reward Card which provides shoppers with ongoing benefits and incentives, while providing us with invaluable data on their buying preferences. That information is used to focus marketing programs and to develop product categories and assortments in each store tailored to the needs of each community. In addition, the Customer Reward Card program strengthens customer loyalty by targeting individual customers with special offers.

In addition, the Company has developed several new online programs that enhance customer service. In fiscal 2003, an online pharmacy program for customers to access the Winn-Dixie pharmacy services was introduced. In fiscal 2002, Party ONline, an online ordering service to assist customers with planning parties during the busy holiday season was introduced. The website also features fresh flowers from FTD, the world’s largest floral company as well as Express Special Purchase (ESP) which provides customers access to thousands of foods and other products not commonly found in local stores.

Competition:

The Company generally competes on a basis of location, product quality, service, price, convenience, product variety and store condition. The number and type of competitors vary by location and competitive position varies according to the individual markets in which the Company operates.

The supermarket industry is highly and increasingly competitive and generally characterized by high inventory turnover and narrow profit margins. The Company competes directly with national, regional and local supermarket chains and independent supermarkets. The Company also competes with non-traditional grocery retailers such as dollar discount stores, drug stores, convenience stores, warehouse club stores, deep discount supercenters and conventional department stores. Beyond grocery retailers, the Company also faces competition from restaurants and fast food chains due to the increasing trend of consumers purchasing and consuming food away from home rather than at home.

Seasonality:

Due to the influx of winter residents to the Sunbelt, particularly to Florida, and increased purchases of food items for the Thanksgiving and Christmas holiday seasons, the Company usually experiences an increase in sales during the months of November to April each year. Interruptions to the normal tourism pattern may have a significant impact on this seasonal sales increase.

Suppliers and Raw Materials Sources:

The Company receives the products sold in its stores and the raw materials used in its manufacturing operations from a number of sources. The Company is not dependent on a single or relatively few suppliers. The Company believes that its products and raw materials generally are available in sufficient supply to adequately meet customer demand.

Environmental Matters:

The Company is subject to federal, state and local environmental laws that apply to property ownership, property development and its store operations. The Company may be subject to certain environmental regulations regardless of whether it leases or owns the stores or land or whether environmental conditions were created by the Company, the owner or a prior tenant.

The Company believes that compliance with federal, state and local environmental laws and regulations have not had a material effect on its capital expenditures, earnings and competitive position. The Company is not aware of any environmental condition at any of its properties that could be considered material. However, it is possible that the environmental investigations of its properties might not have revealed all potential environmental liabilities or might have underestimated any potential environmental issues. It is also possible that future environmental laws and regulations or new interpretations of existing environmental laws will impose material environmental liabilities on the Company or that current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any environmental liabilities, or responding to changed environmental conditions could materially adversely affect the Company’s financial condition and operating results.

Government Regulation:

The Company is subject to regulation by a number of government agencies including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and other federal, state and local agencies.

The Company’s stores also are subject to local laws regarding zoning, land use and alcoholic beverage sales. The Company believes that it is in material compliance with these laws and regulations.

Employees:

On June 25, 2003, the Company employed approximately 99,200 associates, of whom approximately 39,900 were employed on a full-time basis and 59,300 on a part-time basis. The Company considers its employee relations to be good. No employees are covered by a collective bargaining agreement.

Trademarks:

The Company has invested significantly in the development and protection of the Winn-Dixie name. The right to use the Winn-Dixie name is considered to be an important asset. The Company also owns approximately 100 other trademarks registered or pending in the United States Patent and Trademark Office. The Company considers certain of its trademarks to be of material importance to its business and actively defends and enforces such trademarks.

Merchandising:

The Company supplies its stores with its own manufactured products and products purchased through outside vendors. The products are delivered through the Company’s distribution centers, manufacturing facilities and outside suppliers or directly from manufacturers.

The Company has developed a line of nearly 3,000 corporate brand products under a variety of brand names including Arrow, Astor, Deep South, Thrifty Maid, Chek and Superbrand. The Company is in the process of consolidating the number of brand names to four: Winn-Dixie, Winn-Dixie Prestige, Thrifty Maid and Chek. The Company’s line of products includes dairy, pasta, cereal, snacks, and peanut butter, as well as other quality products. The Prestige line of products includes an extensive array of ice creams and high quality meats. The Thrifty Maid line of products includes canned fruits and vegetables. The Chek line of products includes carbonated beverages.

Manufacturing:

The principal function of the Company’s manufacturing operations is to purchase, manufacture and process private label merchandise sold in Company stores. As measured by sales dollars, approximately 50% of the Company’s private label merchandise is manufactured in Company plants and the remainder is purchased from third parties.

The Company utilizes its manufacturing operations to produce and sell products on a wholesale basis in order to maximize production capacity. An insignificant portion of sales is derived from this business.

The Company operated the following manufacturing operations at June 25, 2003:

	Total	AL	FL	GA	LA	NC	SC
Milk bottling	6	1	2		1	1	1
Ice cream	2		1				1
Cultured products	1					1
Frozen pizza	1	1
Coffee, tea and spices	1		1
Jams, jellies, mayonnaise, salad dressing, peanut butter and condiments	1			1
Carbonated beverages	1			1
Crackers and cookies	1			1
Meat processing	1		1
Snacks	1			1

Total manufacturing operations	16	2	5	4	1	2	2

The ice cream plants are located in facilities that also contain a milk bottling plant. The carbonated beverage plant is located in the same facility as the jam, jellies and condiment plant.

Distribution:

Each of the Company’s retail operating areas is served by a regional distribution center consisting of one or more facilities. The Company has 15 distribution centers (14 in the United States and one in the Bahamas), which collectively provide the majority of all products to the Company’s stores.

Additional Information:

The Company is a Florida corporation that was incorporated in 1928. The corporate headquarters is located at 5050 Edgewood Court, Jacksonville, Florida 32254-3699. The telephone number is 904-783-5000. The Company’s website located at www.winn-dixie.com provides additional information about the Company. The Company makes available through its website, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments. These forms are available as soon as reasonably practicable after they are filed electronically with the SEC. The website address is included throughout this filing only as a textual reference. The information contained on the Company’s website is not incorporated by reference into this Form 10-K.

ITEM 2:	PROPERTIES

Retail Operations:

The Company conducts its retail operations in 11 owned properties and 1,062 leased properties. Each lease provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts.

Manufacturing and Distribution Operations:

The Company conducts its manufacturing operations in six owned facilities and ten leased facilities. The Company owns four of its distribution centers and leases the eleven.

		Retail Stores		Manufacturing Plants		Distribution Centers
	Total	Owned	Leased	Owned	Leased	Owned	Leased
Florida	450	7	432	3	2	1	5
Alabama	120	—	117	1	1	1	—
North Carolina	111	—	107	—	2	—	2
Georgia	102	1	96	2	2	—	1
Louisiana	82	2	77	—	1	1	1
Mississippi	65	—	65	—	—	—	—
South Carolina	63	—	60	—	2	—	1
Kentucky	41	1	39	—	—	1	—
Virginia	28	—	28	—	—	—	—
Ohio	16	—	16	—	—	—	—
Tennessee	12	—	12	—	—	—	—
Indiana	1	—	1	—	—	—	—
Bahamas	13	—	12	—	—	—	1

Total	1,104	11	1,062	6	10	4	11

ITEM 3:	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. While no one can predict the ultimate outcome of any pending or threatened litigation, management believes that any resolution of these proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol: WIN. The number of holders of record of the Company’s common stock as of June 25, 2003 was 43,345.

The Company’s debt facility limits the amount of dividends that may be paid by the Company. Under this limitation, the Company is able to pay cash dividends in an amount equal to EBITDA (earnings before interest, taxes, depreciation and amortization), calculated for the then most recent four fiscal quarters minus the greater of $140.0 million or Capital Expenditures calculated for the most recent four fiscal quarters.

Quarterly high and low prices of the Company’s common stock and dividends per share are shown below:

	High	Low	Dividends Per Share
2003:
First Quarter	$17.83	$14.10	$ 0.05
Second Quarter	$16.80	$12.56	$ 0.05
Third Quarter	$16.65	$11.51	$ 0.05
Fourth Quarter	$14.85	$12.30	$ 0.05

2002:
First Quarter	$26.13	$19.63	$ 0.17
Second Quarter	$19.78	$10.50	$0.085
Third Quarter	$17.36	$11.91	$ 0.05
Fourth Quarter	$20.26	$15.71	$ 0.05

ITEM 6:	SELECTED FINANCIAL DATA

	2003	2002	2001	2000	1999*
	Amounts in millions except per share data
Sales
Sales from continuing operations	$12,168	12,334	12,239	13,004	13,392
Percent (decrease) increase	(1.3)	0.8	(5.9)	(2.9)	4.2
Earnings Summary
Gross profit from continuing operations	$3,469	3,418	3,297	3,554	3,710
Percent of sales	28.5	27.7	26.9	27.3	27.7
Other operating and administrative expenses from continuing operations	$3,161	3,052	2,972	3,388	3,376
Percent of sales	26.0	24.7	24.3	26.1	25.2
Net earnings (loss) from continuing operations	$239	187	77	(213)	187
Loss from discontinued operations, net of taxes	$—	(100)	(32)	(16)	(5)
Net earnings (loss)	$239	87	45	(229)	182
Percent of net earnings (loss) to sales	2.0	0.7	0.4	(1.8)	1.3
Common Stock Data
Earnings (loss) per share from continuing operations:
Basic	$1.70	1.33	0.55	(1.47)	1.26
Diluted	$1.70	1.33	0.55	(1.47)	1.26
Loss per share from discontinued operations:
Basic	$—	(0.71)	(0.23)	(0.10)	(0.03)
Diluted	$—	(0.71)	(0.23)	(0.10)	(0.03)
Earnings (loss) per share:
Basic	$1.70	0.62	0.32	(1.57)	1.23
Diluted	$1.70	0.62	0.32	(1.57)	1.23
Cash Dividends
Dividends paid	$28	50	143	149	151
Percent of net earnings (loss) from continuing operations	11.7	26.7	186.0	(69.8)	80.8
Percent of net earnings (loss)	11.7	57.5	315.3	(65.1)	82.9
Per share (present rate $0.20)	$0.20	0.36	1.02	1.02	1.02
Financial Data
Cash flow information:
Net cash provided by operating activities	$385	377	245	743	436
Net cash used in investing activities	$(209)	(65)	(444)	(196)	(335)
Net cash (used in) provided by financing activities	$(277)	(205)	290	(542)	(100)
Capital expenditures, net	$177	84	313	213	334
Depreciation and amortization	$166	176	184	257	292
Working capital	$455	530	449	50	285
Current ratio	1.5	1.5	1.4	1.0	1.2
Total current assets	$1,473	1,638	1,599	1,472	1,798
Long-term debt	$311	541	697	—	—
Total current liablities	$1,019	1,109	1,150	1,422	1,513
Long-term debt to equity ratio	0.3	0.7	0.9	—	—
Comprehensive income (loss)	$237	84	44	(232)	183
Shareholders’ equity	$1,029	812	772	868	1,411

*	53 weeks

Note: Discontinued operations consist of the Texas and Oklahoma operations which were exited in 2002.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal year ended June 25, 2003 (“Fiscal 2003”) compared to Fiscal year ended June 26, 2002 (“Fiscal 2002”)

Net Sales

Net Sales for fiscal 2003 decreased 1.3% to $12.2 billion compared to $12.3 billion in fiscal 2002.

Average store sales, which is an average for all continuing operating stores based on the number of weeks open during the fiscal year, decreased 0.2%. Identical store sales, which include enlargements and exclude the sales from stores that opened and closed during the fiscal year, decreased 0.7%. Comparable store sales, which include replacement stores, decreased 0.7%.

The total store locations for fiscal 2003 remained unchanged compared to fiscal 2002 at 1,073. The Company opened 13 new stores, averaging 45,500 square feet, closed 13 stores, averaging 34,600 square feet and enlarged or remodeled 62 store locations. Retail space as of June 25, 2003 totaled 47.6 million square feet compared to 47.5 million square feet which is relatively flat as compared to June 26, 2002.

During the fourth quarter, identical store sales were negatively impacted by an increase in competitive action through significantly increased promotional activity. Sales were also impacted by increased competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores. Other factors that led to the decline in identical store sales were the overall weakness in the economy and reduced store traffic in operating markets impacted by the decline of tourism and significant military troop deployments.

The Company continues to use the data collected from its Customer Reward Card program to build loyalty and target specific customers through special offers and promotions. Additionally, the Company intends to implement a more aggressive pricing and promotional stance using the Customer Reward Card to deliver savings.

Gross Profit on Sales

Gross profit on sales for fiscal 2003 increased 1.5% to $3.5 billion from $3.4 billion in fiscal 2002. As a percent of sales, gross profit was 28.5% for fiscal 2003 compared to 27.7% for fiscal 2002. The increase in gross profit on sales is due to pricing strategies and promotions, improved supply chain efficiencies and reductions in inventory shrink which was partially offset by decreased retail sales and decreased manufacturing sales to outside customers.

The improvement in inventory shrink was achieved through better management of the Company’s product from the supplier to the customer. The benefit that was received from inventory shrink reduction in fiscal 2003 compared to fiscal 2002 was $26.5 million.

Gross profit was partially affected by the decrease in sales to retail customers. The affect of the sales decrease on gross profit in fiscal 2003 compared to fiscal 2002 was $47.0 million.

Other Operating and Administrative Expenses

Other operating and administrative expenses for fiscal 2003 increased 3.6% to $3.2 billion compared to $3.1 billion in fiscal 2002. As a percent of sales, other operating and administrative expenses was 26.0% for fiscal 2003 compared to 24.7% for fiscal 2002.

The increase in other operating and administrative expenses is due to the higher cost of settling prior year insurance claims, improving store conditions, costs associated with information technology initiatives, a gain on the sale of facilities recognized in the previous year and contributions to the State of Florida Nonprofit Scholarship Funding Organizations Program.

The Company has taken a proactive approach to settling outstanding insurance claims in the current year by accelerating claims payments to prevent future adverse development. In addition, the Company experienced adverse development related to prior year claims. As a result, current year expense, including the change in the actuarial reserve, increased by $34.8 million over the prior year.

The Company is committed to being the best supermarket in the neighborhood. With this commitment, the Company has increased the spending for items related to appearance and service by $16.0 million in fiscal 2003 as compared to fiscal 2002.

The Company increased spending on professional fees and other related costs associated with the implementation of several information technology initiatives. The improvement in information technology increased current operational efficiency and provided a platform to build on in the future. The increase in spending for fiscal 2003 as compared to fiscal 2002 for these initiatives was $14.2 million.

The Company sold its cheese processing facility in fiscal 2002 for a $12.7 million gain, which reduced other operating and administrative expenses in the prior year.

During fiscal 2003, the Company made contributions totaling $5.0 million to the State of Florida Nonprofit Scholarship Funding Organizations Program for which the Company will receive a tax credit for 100% of the amount of the contribution. Comparable contributions were not made in fiscal 2002.

Bank Agreement Termination Income

Bank agreement termination income of $52.7 million ($34.0 million net of tax, or $0.24 per diluted share) for fiscal 2003 resulted from Canadian Imperial Bank of Commerce

“CIBC”) terminating its in-store bank agreement with the Company. The Company was paid $60.0 million and was responsible for the costs associated with the de-installation of the in-store Marketplace Bank locations and other related costs, totaling approximately $7.3 million. Sub-lease income, a component of other operating and administrative expenses, decreased by $8.4 million ($5.4 million net of tax, or $0.04 per diluted share) in fiscal 2003 as compared to fiscal 2002 due to the termination. The net impact on pre-tax profit for fiscal 2003 was an increase of $44.3 million ($28.6 million net of tax, or $0.20 per diluted share).

Interest Expense

Interest expense for fiscal 2003 decreased 34.3% to $40.4 million from $61.6 million in fiscal 2002. The decrease was due to the decrease in average debt outstanding and lower average interest rates paid on debt. This decrease was partially offset by $6.4 million of debt issue costs and $7.5 million to unwind interest rate swaps which were charged to interest expense related to the early extinguishment of the six-year term loan during fiscal 2003. In fiscal 2002, interest expense was impacted by $3.8 million of debt issue costs related to the early extinguishment of debt.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes increased 5.3% to $320.6 million from $304.4 million in fiscal 2002. The increase was due primarily to the bank agreement termination income of $52.7 million in fiscal 2003.

Income Taxes

The combined federal and state effective income tax rate decreased to 25.4% for fiscal 2003 from 34.0% (includes benefit from discontinued operations) for fiscal 2002. The decrease in fiscal 2003 is primarily due to the reversal of $28.0 million in tax reserves related to the settlement of company-owned life insurance issues, a tax credit benefit from scholarship contributions and the resolution of other tax issues.

Net Earnings From Continuing Operations

Net earnings from continuing operations increased 27.8% to $239.2 million, or $1.70 per diluted share for fiscal 2003 from $187.2 million, or $1.33 per diluted share for fiscal 2002.

Fiscal year ended June 26, 2002 (“Fiscal 2002”) compared to Fiscal year ended June 27, 2001 (“Fiscal 2001”)

Net Sales

Net Sales for fiscal 2002 increased 0.8% to $12.3 billion from $12.2 billion in fiscal 2001.

Average store sales, which is an average for all continuing operating stores based on the number of weeks open during the fiscal year, decreased 3.0% from fiscal 2001. Identical store sales, which include enlargements and exclude the sales from stores that opened and closed during the fiscal year, decreased 2.5%. Comparable store sales, which include replacement stores, decreased 2.3% from fiscal 2001.

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

The Company opened five new stores, averaging 45,900 square feet, closed 85 stores, averaging 45,100 square feet and enlarged or remodeled 29 store locations. Total retail space as of June 26, 2002 totaled 47.5 million a decrease of 7.0% as compared to June 26, 2001. The 85 store closings included 76 stores associated with the exiting of the Texas and Oklahoma operations.

Gross Profit on Sales

Gross profit on sales for fiscal 2002 increased 3.7% to $3.4 billion from $3.3 billion in fiscal 2001. As a percent of sales, gross profit on sales was 27.7% for fiscal 2002 compared to 26.9% for fiscal 2001. The increase is due to a change in the product sales mix and improvements in procurement. The increase was partially offset by the increase in sales markdowns associated with the Customer Reward Card program and merchandise losses and markdown discounts incurred during the transition of 41 locations to the Save Rite Grocery Warehouse format. Continued improvements in gross profit are anticipated through enhanced procurement practices and promotional activities as well as shrink reduction initiatives. The amount retained through improvements in gross profit margin and not passed on to the customer is determined by competitive activity.

Other Operating and Administrative Expenses

Other operating and administrative expenses for fiscal 2002 increased 2.7% to $3.1 billion from $3.0 billion in fiscal 2001. As a percent of sales, other operating and administrative expenses was 24.7% for fiscal 2002 compared to 24.3% for fiscal 2001. The increase is due to increased retail and administrative expenses, such as rent, salaries and supplies associated with the operation of 77 additional stores acquired during fiscal 2001. The change in operating and administrative expenses from continuing operations for the 77 additional stores totaled approximately $60.7 million.

Interest Expense

Interest expense for fiscal 2002 increased 16.6% to $61.6 million from $52.8 million in fiscal 2001. The increase is due to the $3.8 million of debt issuance costs charged to interest expense related to the early pay down of a portion of the six-year term loan during fiscal 2002 as well as higher average debt outstanding and higher average interest paid on debt.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes for fiscal 2002 increased to $304.4 million from $124.8 million in fiscal 2001. The increase is due primarily to the restructuring costs of $147.2 million incurred in fiscal 2001.

Income Taxes

The combined federal and state effective income tax rate applied to continuing operations was unchanged at 38.5% for fiscal 2002 and fiscal 2001.

Net Earnings From Continuing Operations

Net earnings from continuing operations increased to $187.2 million, or $1.33 per diluted share for fiscal 2002 from $76.8 million, or $.55 per diluted share for fiscal 2001.

Discontinued Operations

On May 6, 2002, the Company announced plans to exit its Texas and Oklahoma operations, which consisted of 76 stores, a distribution center and a dairy plant. The decision resulted from continued losses and a reduction of market share. Under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Texas and Oklahoma operations are defined as components of the Company. Accordingly, the operating results from current and prior periods are reported as discontinued operations on the Consolidated Statements of Operations.

The pre-tax loss from discontinued operations was $46.4 million for fiscal 2002. The pre-tax loss on disposal of discontinued operations of $126.4 million for 2002 includes employee termination costs, lease termination costs, asset impairments, travel costs and capital asset and inventory disposal costs related to this exit.

Income tax benefit from discontinued operations was $72.5 million and $19.7 million in fiscal 2002 and 2001, respectively. The federal and state income tax rates related to discontinued operations was 41.9% for fiscal 2002 and 38.5% for fiscal 2001. The effective rate for fiscal 2002 reflects the tax benefit of certain disposal costs.

Net Earnings

Net earnings increased to $86.9 million, or $0.62 per diluted share for fiscal 2002 from $45.3 million, or $0.32 per diluted share for fiscal 2001.

Liquidity and Capital Resources

Cash and marketable securities amounted to $146.7 million and $246.5 million at the end of fiscal years 2003 and 2002, respectively.

Working capital amounted to $454.7 million and $529.6 million in fiscal 2003 and 2002, respectively.

Cash provided by operating activities amounted to $385.2 million in fiscal 2003, $377.0 million in fiscal 2002 and $244.9 million in fiscal 2001. The increase in net cash provided by operations is due to an increase in net earnings, which was offset by a payment of $52.0 million to the Internal Revenue Service and a $20.0 million contribution to the profit sharing plan.

Net cash used in investing activities totaled $208.8 million, $64.8 million and $443.6 million in fiscal 2003, 2002 and 2001, respectively. The increase in the current year was largely due to capital expenditures. Net capital expenditures totaled $176.7 million, $83.5 million and $313.3 million in fiscal 2003, 2002 and 2001, respectively. The current and previous year expenditures were for new store locations, remodeling and enlarging of store locations, retrofits and maintenance support facilities. In fiscal year 2001, capital expenditures were made for a warehouse facility in Baldwin, Florida. During fiscal year 2001, the Company also acquired 77 retail locations totaling $123.8 million, which resulted in an increase in cash used in investing activities in fiscal 2001.

Net cash (used in) provided by financing activities was ($276.7) million, ($205.4) million and $290.2 million in fiscal 2003, 2002 and 2001, respectively. The increase in the current year was due primarily to the prepayment of $243.0 million on the six-year term loan and was offset by a $21.7 million reduction in dividends paid. In fiscal year 2001, the Company received net proceeds of $465.0 million from the credit facilities.

Based on the current projection of the Company’s operating results for the first quarter of fiscal 2004, the Company will not be in compliance with certain covenants related to the senior secured credit facility. At June 25, 2003, the Company had no outstanding borrowing under the senior secured credit facility although it was used to secure $57.1 million in letters of credit. The Company had preliminary discussions with the lead bank and administrative agent of the Company’s syndicate to revise the covenants and, based on the discussions, expects to obtain an amendment to the credit agreement before the end of the first quarter of fiscal 2004.

The Company had 1,083 operating lease properties in effect at June 25, 2003, with a present value of future rental obligation of $2,202 million, $2,283 million and $2,550 million in fiscal 2003, 2002 and 2001, respectively.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of June 25, 2003.

	Payment due by period
Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$301,155	276	543	300,336	—
Capital lease obligations	39,348	6,433	11,432	9,278	12,205
Operating leases	4,468,142	414,270	761,582	674,041	2,618,249
Purchase obligations	423,244	64,283	101,712	87,040	170,209
Sponsorship agreements	31,444	3,495	6,090	6,060	15,799
Construction commitments	12,349	12,349	—	—	—

Total	$5,275,682	501,106	881,359	1,076,755	2,816,462

The Company’s purchase obligations include purchase commitments to be used in the normal course of business and range from one to nine years. The total remaining purchase obligations have been apportioned by year based on estimates of current purchasing and price levels.

The Company’s commercial commitments as of June 25, 2003, representing possible commitments triggered by potential future events, were as follows:

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$300,000	100,000	200,000	—	—
Letters of credit—standby	73,307	73,307	—	—	—
Letters of credit—commercial	5,974	5,974	—	—	—

Potential commercial commitments	$379,281	179,281	200,000	—	—

Impact of Inflation

The Company’s primary costs, inventory and labor, increase with inflation. Recovery of these costs will come, if at all, from improved operating efficiencies, including improvements in merchandise procurement, and to the extent permitted by the competition, through improved gross profit margins.

Critical Accounting Policies

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company constantly reviews these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

The following is a discussion of the accounting policies considered to be most critical to the Company. The accounting policies are most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition. Revenue is recognized at the point of sale for retail sales. Sales discounts offered to customers at the time of purchase, as part of the Company’s Customer Reward Card program as well as other promotional events, are recorded as a reduction of sales at the time of purchase.

Merchandise Cost. The Company receives various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. Such rebates are classified as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

Promotional allowances, including lump sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earnings process. Portions of promotional allowances that are contractually refundable to the vendor, in whole or in part, are deferred from recognition until realization is assured.

Quantity discounts and merchandising agreements are typically measured and earned based on inventory purchases or sales volume levels and are received from vendors at the time certain performance measures are achieved. These performance-based rebates are recognized as a component of cost of sales based on a systematic and rational allocation of the consideration received relative to the transaction that marks the progress of the Company toward earning the rebate or refund. If the amounts are not probable and reasonably estimable, rebate income is recognized upon achieving the performance measure.

Some rebates received from third party vendors require the Company to make assumptions and judgments regarding specific purchase or sales levels and an estimation of the related inventory turns. The Company constantly reviews the relevant significant assumptions and estimates and makes adjustments as necessary. Although the Company believes that the assumptions and estimates used are reasonable, significant changes in these arrangements or purchase volumes could have a material effect on future cost of sales.

Self-insurance reserves. It is the Company’s policy to self insure for certain insurable risks consisting primarily of physical loss to property, business interruptions, workers’ compensation, comprehensive general and auto liability. Insurance coverage is obtained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Liabilities relating to worker’s compensation, comprehensive general and auto liability claims are based on independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims. The actuarial estimates are subject to a high degree of uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although the Company believes that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect the Company’s self-insurance obligations and future expense.

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

With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the Company’s prior history of disposing of similar assets and current economic conditions.

The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. The Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Intangible assets and goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has determined that it is contained within one reporting unit and, as such, impairment is tested at the company level. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

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

Store closing costs. The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and other related exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to 17 years. The Company estimates the lease liabilities, net of estimated sublease income only to the extent of the liability, using a discount rate based on long-term rates with a remaining lease term based on an estimated disposition date to calculate the present value of the anticipated rent payments on closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the anticipated lease term. Store closings are generally completed within one year after the decision to close.

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

Store closing liabilities are reviewed quarterly and adjusted to ensure that any accrued amount is properly stated. Although the Company believes that the estimates used are reasonable, significant differences related to the items noted above or a change in market conditions could materially affect the Company’s reserve for closed store obligations and future expense.

Recently Issued Accounting Standards

Emerging Issues Task Force (EITF) No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” was adopted on a prospective basis during the third quarter of the current fiscal year. Issue 02-16 provides guidance for the accounting of cash consideration given to a reseller from a vendor. The adoption of Issue 02-16 did not have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”), became effective for the Company in July 2002. The adoption of SFAS 145 requires that losses on early extinguishment of debt be included in continuing operations rather than as an extraordinary item. The adoption of this standard did not have a material effect on the Company’s financial statements but required the $2.3 million related to early extinguishment of debt previously characterized as an extraordinary item during 2002 be reclassified to interest expense.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this statement are effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FASB Statement No. 123” (“SFAS 148”), provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosures in both annual and interim financial statements. The Company accounts for stock-based employee compensation in accordance with the Statement of Financial Accounting

Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 will have no impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued by the FASB in November of 2002. FIN 45 provides guidance relating to initial recognition and measurement of the guarantees and is effective on a prospective basis for guarantees issued or modified after December 31, 2002. These provisions did not have a material effect on the Company’s financial statements in fiscal 2003.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, was issued by the FASB in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.

All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company’s filings with the Securities and Exchange Commission.

Factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements include, but are not limited to:

•	our ability to implement and execute our strategic vision;

•	our response to changing customer demands and spending patterns;

•	the success of our Customer Reward Card program in tailoring product offerings to customer preferences;

•	our response to the entry of new competitors in our markets, especially from non-traditional grocery retailers such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores, drug stores and conventional department stores;

•	the success of our pricing and promotional policies;

•	our ability to appropriately maintain our store facilities and execute our in-store operational plan;

•	consolidation in the supermarket industry;

•	changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations;

•	the impact of changes in the Company’s debt ratings by nationally recognized rating agencies;

•	our ability to recruit, retain and develop key management and employees;

•	our ability to integrate acquired operations;

•	our ability to develop new stores or complete remodels as planned;

•	our ability to successfully implement new technology;

•	the rate of inflation or deflation; and

•	general business and economic conditions in the Company’s operating regions.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

The table below summarizes the Company’s market risks associated with long-term debt obligations and interest rate swaps as of June 25, 2003. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing long-term debt instruments and interest rate swap agreements.

Expected Maturity Date

(Dollar amounts in thousands)

	2004	2005	2006	2007	2008	Total	Fair Value
Long-term debt
Fixed rate	$276	273	270	267	300,069	$301,155	$320,655
Average interest rate	9.40%	9.40%	9.40%	9.40%	8.88%	8.88%

Interest rate swaps

Fixed to Variable	$—	—	—	—	300,000	$300,000	$9,888
Average pay rate	—	—	—	—	9.29%	9.29%
Average receive rate	—	—	—	—	8.88%	8.88%

ITEM	8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,

SUPPORTING SCHEDULES AND SUPPLEMENTARY DATA

All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Shareholders and the Board of Directors

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 25, 2003 and June 26, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended June 25, 2003, June 26, 2002 and June 27, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 25, 2003 and June 26, 2002, and the results of their operations and their cash flows for each of the years ended June 25, 2003, June 26, 2002 and June 27, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Jacksonville, Florida

August 6, 2003

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 25, 2003, June 26, 2002 and June 27, 2001

	2003	2002	2001
	Amounts in thousands except per share data

Net sales	$12,168,383	12,334,353	12,238,874
Cost of sales, including warehouse and delivery expenses	8,698,913	8,916,507	8,942,043

Gross profit on sales	3,469,470	3,417,846	3,296,831
Other operating and administrative expenses	3,161,189	3,051,840	2,971,917
Restructuring charges	—	—	147,245

Operating income	308,281	366,006	177,669
Bank agreement termination income	52,740	—	—
Interest:
Interest on capital lease obligations	3,378	3,810	4,188
Other interest	37,064	57,785	48,657

Total interest	40,442	61,595	52,845

Earnings from continuing operations before income taxes	320,579	304,411	124,824
Income taxes	81,349	117,198	48,036

Net earnings from continuing operations	239,230	187,213	76,788

Discontinued operations (Note 13)
Loss from discontinued operations	—	(46,432)	(51,182)
Loss on disposal of discontinued operations	—	(126,394)	—
Income tax benefit	—	(72,479)	(19,705)

Net loss from discontinued operations	—	(100,347)	(31,477)

Net earnings	$239,230	86,866	45,311

Basic earnings per share:
Earnings from continuing operations	$1.70	1.33	0.55
Loss from discontinued operations (including loss on disposal)	—	(0.71)	(0.23)

Basic earnings per share	$1.70	0.62	0.32

Diluted earnings per share:
Earnings from continuing operations	$1.70	1.33	0.55
Loss from discontinued operations (including loss on disposal)	—	(0.71)	(0.23)

Diluted earnings per share	$1.70	0.62	0.32

Dividends per share	$0.20	0.36	1.02

Weighted average common shares outstanding—basic	140,432	140,290	139,824

Weighted average common shares outstanding—diluted	140,826	140,617	140,399

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 25, 2003 and June 26, 2002

	2003	2002
	Dollar amounts in thousands except par value
ASSETS
Current Assets:
Cash and cash equivalents	$127,515	227,846
Marketable securities	19,188	18,606
Trade and other receivables, less allowance for doubtful items of $2,043 ($2,779 in 2002)	115,485	116,154
Merchandise inventories less LIFO reserve of $216,662 ($215,873 in 2002)	1,046,913	1,063,288
Prepaid expenses and other assets	35,449	53,934
Deferred income taxes	128,904	158,478

Total current assets	1,473,454	1,638,306

Cash surrender value of life insurance, net	16,779	16,197
Property, plant and equipment, net	978,601	966,752
Goodwill	87,808	87,808
Non-current deferred income taxes	106,315	113,291
Other assets, net	127,474	95,555

Total assets	$2,790,431	2,917,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$276	2,739
Current obligations under capital leases	3,439	3,471
Accounts payable	546,234	509,704
Reserve for insurance claims and self-insurance	97,109	97,230
Accrued wages and salaries	107,538	111,556
Accrued rent	127,654	144,597
Accrued expenses	104,705	174,805
Income taxes payable	31,775	64,582

Total current liabilities	1,018,730	1,108,684

Reserve for insurance claims and self-insurance	144,698	141,777
Long-term debt	310,767	540,612
Obligations under capital leases	21,344	24,787
Defined benefit plan	67,233	52,887
Lease liability on closed stores	149,427	180,785
Other liabilities	49,728	55,993

Total liabilities	1,761,927	2,105,525

Commitments and contingent liabilities (Notes 5, 6, 7, 9 and 11)
Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares; 140,818,083 shares outstanding in 2003 and 140,592,009 in 2002	140,818	140,592
Retained earnings	894,137	676,322
Accumulated other comprehensive loss	(6,451)	(4,530)

Total shareholders’ equity	1,028,504	812,384

Total liabilities and shareholders’ equity	$2,790,431	2,917,909

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 25, 2003, June 26, 2002 and June 27, 2001

	2003	2002	2001
	Dollar amounts in thousands
Cash flows from operating activities:
Net earnings	$239,230	86,866	45,311
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of facilities	—	(7,517)	—
Asset impairment write-off	—	36,959	—
Depreciation and amortization	166,385	175,520	183,559
Deferred income taxes	37,265	(28,141)	60,336
Stock compensation plans	5,421	4,476	8,007
Change in operating assets and liabilities, net of effects from acquisitions:
Trade and other receivables	669	(6,995)	(1,734)
Merchandise inventories	16,375	115,452	(39,962)
Prepaid expenses and other assets	26,766	12,277	25,416
Accounts payable	36,530	(81,868)	23,009
Income taxes payable	(2,647)	40,288	(61,312)
Defined benefit plan	14,346	3,860	3,786
Reserve for insurance claims and self-insurance	2,801	(9,807)	5,689
Other current accrued expenses	(105,961)	35,579	(7,217)

Subtotal	437,180	376,949	244,888
Income taxes and interest paid on company owned life insurance	(52,002)	—	—

Net cash provided by operating activities	385,178	376,949	244,888

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(176,704)	(83,541)	(313,319)
Increase in investments and other assets	(42,481)	(28,386)	(6,519)
Marketable securities	—	(18,333)	—
Proceeds from sale of facilities (including inventory)	10,361	65,472	—
Acquisitions, net of cash acquired	—	—	(123,753)

Net cash used in investing activities	(208,824)	(64,788)	(443,591)

Cash flows from financing activities:
Decrease in short-term borrowings	—	—	(235,000)
Proceeds from issuance of long-term debt	—	—	700,000
Debt issuance costs	—	(681)	(24,210)
Principal payments on long-term debt	(246,279)	(154,271)	(257)
Principal payments on capital lease obligations	(3,475)	(3,129)	(2,857)
Purchase of common stock	(40)	(229)	(17,003)
Proceeds of sales under associates’ stock purchase plan	—	1,919	11,833
Dividends paid	(28,151)	(49,899)	(142,853)
Other	1,260	914	535

Net cash (used in) provided by financing activities	(276,685)	(205,376)	290,188

(Decrease) increase in cash and cash equivalents	(100,331)	106,785	91,485
Cash and cash equivalents at the beginning of the year	227,846	121,061	29,576

Cash and cash equivalents at the end of the year	$127,515	227,846	121,061

Supplemental cash flow information:
Interest paid	$64,112	58,073	37,064
Interest and dividends received	$1,986	1,485	2,327
Income taxes paid	$76,881	35,689	29,307

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 25, 2003, June 26, 2002, and June 27, 2001

(Amounts in thousands except per share data)

	Number of Common Shares	Dollar Value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Associates’ Stock Loans	Total Shareholders’ Equity
Balances at June 28, 2000	140,830	$140,830	727,005	—	—	$867,835

Comprehensive income:
Net earnings	—	—	45,311	—	—	45,311
Unrealized loss on derivative instruments, net of tax	—	—	—	(1,587)	—	(1,587)

Total comprehensive income	—	—	45,311	(1,587)	—	43,724
Cash dividends, $1.02 per share	—	—	(142,853)	—	—	(142,853)
Common stock issued and stock compensation expense	811	811	20,988	—	—	21,799
Common stock acquired	(1,180)	(1,180)	(15,823)	—	—	(17,003)
Stock options exercised	5	5	66	—	—	71
Associates’ stock loans outstanding	—	—	—	—	(1,919)	(1,919)

Balances at June 27, 2001	140,466	$140,466	634,694	(1,587)	(1,919)	$771,654

Comprehensive income:
Net earnings	—	—	86,866	—	—	86,866
Unrealized loss on derivative instruments, net of tax	—	—	—	(3,111)	—	(3,111)
Unrealized gain on marketable securities, net of tax	—	—	—	168	—	168

Total comprehensive income	—	—	86,866	(2,943)	—	83,923
Cash dividends, $0.36 per share	—	—	(49,899)	—	—	(49,899)
Common stock issued and stock compensation expense	110	110	4,261	—	—	4,371
Common stock acquired	(26)	(26)	(203)	—	—	(229)
Stock options exercised	42	42	603	—	—	645
Associates’ stock loans, payments	—	—	—	—	1,919	1,919

Balances at June 26, 2002	140,592	$140,592	676,322	(4,530)	—	$812,384

Comprehensive income:
Net earnings	—	—	239,230	—	—	239,230
Realized loss on derivative instruments, net of tax	—	—	—	4,698	—	4,698
Additional minimum liability net of tax	—	—	—	(7,511)	—	(7,511)
Unrealized gain on marketable securities, net of tax	—	—		892	—	892

Total comprehensive income	—	—	239,230	(1,921)	—	237,309
Cash dividends, $0.20 per share	—	—	(28,151)	—	—	(28,151)
Common stock issued and stock compensation expense	126	126	5,384	—	—	5,510
Common stock acquired	(3)	(3)	(37)	—	—	(40)
Stock options exercised	103	103	1,389	—	—	1,492

Balances at June 25, 2003	140,818	$140,818	894,137	(6,451)	—	$1,028,504

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Summary of Significant Accounting Policies

(a)	The Company: Winn-Dixie Stores, Inc. and its subsidiaries (the “Company”) operate as a major food retailer in twelve states and the Bahama Islands. As of June 25, 2003, the Company operated 1,073 retail stores, 33 fuel centers and 44 liquor stores. In support of its retail operations, the Company has 15 warehouse distribution centers and 16 manufacturing plants.

(b)	Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal years 2003, 2002 and 2001 are comprised of 52 weeks.

(c)	Basis of Consolidation: The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated with the exception of Bahamas Supermarkets Limited, which is owned approximately 78% by W-D Bahamas Limited. Significant inter-company accounts and transactions have been eliminated in consolidation.

(d)	Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market. During fiscal year 2003, the highly liquid investments earned an average interest rate of approximately 2.2%.

(f)	Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(g)	Inventories: Inventories are stated at the lower of cost or market. The “dollar value” last-in, first-out (LIFO) method is used to determine the cost of approximately 85% of inventories consisting primarily of merchandise in stores and distribution warehouses.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Manufacturing, pharmacy and produce inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

The company evaluates inventory shortages throughout the year based on actual physical counts in the facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the balance sheet date.

(h)	Revenue Recognition: Revenue is recognized at the point of sale for retail sales. Sales discounts are offered to customers at the time of purchase as part of the Company’s Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of purchase.

Additionally, the Company offers awards to customers based on an accumulation of points as part of its Customer Reward Card program. The Company establishes a reserve for outstanding points.

(i)	Merchandise Cost: The Company adopted the provisions of EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16) on a prospective basis during the third quarter of the current fiscal year. The Company receives various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. Such rebates are classified as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

Promotional allowances, including lump sum payments associated with long- term contracts, are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the underlying agreement with the vendor, the authoritative guidance and completion of the earnings process. Portions of promotional allowances that are contractually refundable to the vendor, in whole or in part, are deferred from recognition until realization is assured.

Quantity discounts and merchandising agreements are typically measured and earned based on inventory purchases or sales volume levels and are received from vendors at the time certain performance measures are achieved. These performance-based rebates are recognized as a component of cost of sales based on a systematic and rational allocation of the consideration received relative to the transaction that marks the progress of the Company toward earning the rebate or refund. If the amounts are not probable and reasonably estimable, rebate income is recognized upon achieving the performance measure.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(j)	Derivatives: The Company records changes in the fair value of derivatives to current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

(k)	Advertising: The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $136.8 million, $141.0 million and $136.4 million for fiscal 2003, 2002 and 2001, respectively.

(l)	Income Taxes: Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

(m)	Self Insurance: The Company is primarily self-insured for workers’ compensation, automobile, general liability, and property losses. Insurance coverage is maintained for claims exceeding the self-insured retention amounts of $2 million per occurrence for automobile and general liability and $1.5 million per occurrence for workers’ compensation. Insurance coverage is maintained for property losses exceeding an annual aggregate of $5 million (annual aggregate of $10 million for windstorm and wind-driven rain).

The Company’s reserve for insurance claims and self insurance is determined actuarially based on claims filed and an estimate of claims incurred but not reported.

(n)	Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Depreciation is provided over the estimated useful lives by the straight-line method. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from three to ten years. Warehouse and manufacturing equipment depreciation is based on lives varying from five to ten years. Amortization of improvements to leased premises is provided principally by the straight-line method over the terms of the leases or the estimated useful lives of the improvements, whichever is less.

Interest costs on significant projects constructed for the Company’s own use are capitalized as part of the costs of the newly constructed facilities.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

(o)	Store Opening and Closing Costs: The costs of opening new stores and closing old stores are charged to earnings in the year incurred. An expense is recorded for the present value of expected future rent payments, net of sublease income, in the year that a store closes.

(p)	Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to anti-dilution limitations. For 2003, 2002, and 2001 options to purchase 2,543,095, 1,608,755, and 669,396 shares of common stock at prices ranging from $13.81 to $41.51, $18.10 to $41.51, and $27.00 to $41.51, respectively, were not included in the computation of fully-diluted earnings per share since the exercise price of such options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The following weighted average numbers of shares of common stock were used in the calculations of earnings per share.

	2003	2002	2001
Basic	140,431,500	140,289,812	139,823,835
Diluted	140,826,021	140,616,941	140,399,055

(q)	Comprehensive Income: The Company reports comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”. Comprehensive income refers to revenues, expenses, and gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity. Accumulated other comprehensive income is comprised of unrealized gains/losses on available-for-sale securities, unrealized gains/losses on derivatives and additional minimum liability related to the Company’s defined benefit plan.

(r)	Stock-Based Compensation: The Company follows Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which establishes a fair value-based method of accounting for stock-based compensation plans.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(s)	Goodwill and Other Intangibles: The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes that intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances.

(t)	New Accounting Pronouncements: Emerging Issues Task Force (EITF) No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor” was adopted on a prospective basis during the third quarter of the current fiscal year. Issue 02-16 provides guidance for the accounting of cash consideration given to a reseller from a vendor. The adoption of Issue 02-16 did not have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”), became effective for the Company in July 2002. The adoption of SFAS 145 requires that losses on early extinguishment of debt be included in continuing operations rather than as an extraordinary item. The adoption of this standard did not have a material effect on the Company’s financial statements but required the $2.3 million related to early extinguishment of debt previously characterized as an extraordinary item during fiscal 2002 be reclassified to interest expense.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this statement are effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment to FASB Statement No. 123” (“SFAS 148”), provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosures in both annual and interim financial statements. The Company accounts for stock based employee compensation in accordance with the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 will have no impact on the Company’s financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued by the FASB in November of 2002. FIN 45 provides guidance relating to initial recognition and measurement of guarantees and is effective on a prospective basis for guarantees issued or modified after December 31, 2002. This provision did not have a material effect on the Company’s financial statements in fiscal 2003.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, was issued by the FASB in January of 2003. FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. The Company does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

(u)	Business Reporting Segments: The Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted because, apart from the principal business of operating retail self-service food stores, the Company has no other industry segments. All sales of the Company are to customers within the United States and the Bahama Islands. All assets of the Company are located within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represent less than 1% of the Company’s total sales and assets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(v)	Reclassification: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Merchandise Inventories

At June 25, 2003, inventories valued by the LIFO method would have been $216,662 higher ($215,873 higher at June 26, 2002) if they were stated at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used, reported net earnings from continuing operations would have been $509, or $0.00 per diluted share, higher in fiscal 2003, $2,791, or $0.02 per diluted share, lower in fiscal 2002 and $7,354, or $0.05 per diluted share, lower in fiscal 2001.

During 2003 and 2002, certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidations increased net earnings by $2,179, or $0.02 per diluted share and $3,948 or $0.03 per diluted share, and $3,260 or $0.02 per diluted share in fiscal 2003, 2002, and 2001 respectively.

3.	Goodwill and Other Intangible Assets

Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company determined it has one reporting unit. The Company has performed an impairment review during the current fiscal year, and concluded that there were no necessary adjustments.

Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance of other intangible assets, which is a component of Other assets, net on the Consolidated Balance Sheets, as of June 25, 2003 and June 26, 2002 is as follows:

	2003	2002
Other intangible assets	$7,759	7,461
Less: Accumulated amortization	3,755	2,547

Other intangible assets, net	$4,004	4,914

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Amortization expense for other intangible assets for fiscal 2003, 2002, and 2001 was $1,208, $1,201 and $903, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 25, 2003 is as follows:

Amortization Expense
Fiscal Year:
2004	$1,173
2005	1,119
2006	429
2007	123
2008	123
Thereafter	1,037

$4,004

The effects of adoption of SFAS 142 on net earnings from continuing operations and earnings per share from continuing operations is as follow:

	2003	2002	2001
Continuing Operations:
Reported net earnings	$239,230	187,213	76,788
Goodwill amortization (net of tax)	—	—	1,954

Adjusted net earnings	$239,230	187,213	78,742

Adjusted basic earnings	$1.70	1.33	0.56

Adjusted diluted earnings	$1.70	1.33	0.56

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

4.	Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	2003	2002
Land and land improvements	$42,401	42,188
Buildings	176,026	176,125
Furniture, fixtures, machinery and equipment	1,956,612	1,943,693
Transportation equipment	147,453	121,322
Improvements to leased premises	542,681	499,009
Construction in progress	33,018	15,507

	2,898,191	2,797,844
Less: Accumulated depreciation	1,933,760	1,847,475

	964,431	950,369
Leased property under capital leases, less accumulated amortization of $38,060 ($36,287 in 2002)	14,170	16,383

Property, plant and equipment, net	$978,601	966,752

During fiscal 2002, the Company tested several long-lived assets for recoverability. The Company recognized that the carrying amounts of these long-lived assets were not recoverable, based on the impairment test performed. For the assets that were determined to be impaired, the impairment charge was calculated to be the difference between the carrying value of the asset and their fair market value less estimated cost to sell. An impairment charge of $21.6 million is included in other operating and administrative expense in fiscal 2002. The assets impaired were primarily inactive store operating equipment. The Company reviewed the previous sales of store operating equipment, in conjunction with market price quotes received, to determine the fair value of the long-lived assets impaired.

In addition, the Company incurred a non-cash charge of $15,393 during fiscal 2002 for impairment of long-lived assets related to the discontinued operations as further described in Note 13.

WINN–DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total
2003
Federal	$40,600	31,679	72,279
State	3,484	5,586	9,070

	$44,084	37,265	81,349

2002
Federal	$60,951	(22,126)	38,825
State	11,812	(5,918)	5,894

	$72,763	(28,044)	44,719

2001
Federal	$(33,422)	58,508	25,086
State	1,416	1,829	3,245

	$(32,006)	60,337	28,331

The following reconciles income tax expense to income tax federal statutory income tax rate:

	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefits	1.9	2.9	2.8
Tax credits	(0.6)	(1.4)	(4.0)
Company-owned life insurance (COLI)	(8.7)	—	2.8
Other, net	(2.2)	(2.5)	1.9

	25.4%	34.0%	38.5%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company held company-owned life insurance (COLI) policies and deducted interest on outstanding loans from March 1993 to December 1997. In the fall of 1996, Congress passed legislation phasing out such deductions over a three-year period. The Company established a reserve for taxes and interest related to this issue since it received an unfavorable opinion in October 1999 and a computational decision in January 2000. During 2003, the Company paid $52.0 million in taxes and interest to the Internal Revenue Service to settle this issue. During the fourth quarter, the Company obtained a settlement with the IRS on the COLI issues. As a result, tax reserves totaling $28.0 million were reversed.

The effective rate for fiscal 2003 reflects the COLI adjustment, tax credits from contributions made to the State of Florida for the Nonprofit Scholarship Funding Organizations Program and adjustments from the resolution of other tax issues. The effective rate for fiscal 2002 reflects the tax benefit obtained from the discontinued operations.

	2003	2002
Deferred tax assets:
Reserve for insurance claims and self-insurance	$84,140	82,504
Reserve for vacant store leases	59,522	72,496
Unearned promotional allowance	21,847	16,806
Reserve for accrued vacations	11,733	11,292
State net operating loss carry forwards	32,151	31,586
Excess of book over tax depreciation	9,775	64,335
Other comprehensive income	3,551	2,836
Excess of book over tax rent expense	660	857
Excess of book over tax retirement expense	25,015	23,773
Uniform capitalization of inventory	8,263	9,890
Restructuring costs	22,454	29,015
Other, net	55,697	66,872

	334,808	412,262
Less: Valuation allowance	38,934	35,913

Gross deferred tax assets	295,874	376,349

Deferred tax liabilities:
Excess of tax over book depreciation	(46,374)	(85,111)
Undistributed earnings of the Bahamas subsidiary	(2,169)	(5,382)
Uniform capitalization of inventory	(633)	(527)
Other, net	(11,479)	(13,560)

Gross deferred tax liabilities	(60,655)	(104,580)

Net deferred tax assets	$235,219	271,769

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

At June 25, 2003 the Company had net operating loss carry forwards for state income tax purposes of approximately $775.0 million that expire from 2004 through 2022. The utilization of certain net operating loss carry forwards may be limited in any given year. A valuation allowance has been provided for net operating losses that are not expected to be utilized.

6.	Debt

	2003	2002
364-day $100,000 revolving credit facility due 2004; interest payable at LIBOR plus 2.50%	$—	—
Five-year $200,000 revolving credit facility due 2006; interest payable at LIBOR plus 2.50%	—	—
Mortgage note payable due 2007; interest payable at 9.40% and monthly $22 principal and interest payments and 10.0% of principal paid annually each October	1,155	1,434
Six-year term loan due 2007; interest payable at LIBOR plus 2.75% and $1,000 quarterly principal payments	—	246,000
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	309,888	295,917

Total	311,043	543,351
Less current portion	276	2,739

Long-term portion	$310,767	540,612

The Company’s senior secured credit facility includes the 364-day revolving credit agreement, the five-year revolving credit agreement, and the six-year term loan. The Company prepaid $243.0 million on the six-year term loan in the current year resulting in the $6.4 million of debt issue cost recognized in interest expense.

The carrying amount of the Company’s long-term debt is $311,043 and the fair value is $320,655 as of June 25, 2003. At June 25, 2003, the Company increased the fair value of 8.875% senior notes by $9.9 million and recorded the interest rate swap asset of $9.9 million in Other assets, net on the Consolidated Balance Sheets.

The senior secured credit facilities and the unsecured notes contain certain covenants as defined in the credit agreement and indenture including maintaining a certain minimum

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

leverage ratio, fixed charge coverage ratio, funded debt to earnings before interest, taxes, depreciation and amortization and rent (EBITDAR) ratio and tangible net worth.

The Company had $79.3 million in outstanding letters of credit used to support insurance obligations and inventory purchases. The Company pays weighted average commitment fees of 1.9% on the outstanding letters of credit.

Aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to June 25, 2003 are as follows:

Long-term Debt
Fiscal Year:
2004	$276
2005	273
2006	270
2007	267
2008	300,069

$301,155

7.	Derivatives

The Company utilizes derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates. The Company does not enter into derivative financial instruments for trading purposes. The Company records all derivative instruments at their fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

The Company has two interest rate swap agreements in effect as of June 25, 2003. The agreements have notional amounts of $200.0 million and $100.0 million and effectively convert the fixed interest rate of 8.875% on the $300.0 million senior notes to variable interest rates at six-month London InterBank Offer Rate (“LIBOR”) plus 525 and 497 basis points, respectively. The variable interest rates are fixed semiannually on the first day of April and October. The six-month LIBOR was 1.23% on April 1, 2003. The Company repriced the swap agreements on January 22, 2003, and August 2, 2002, the proceeds received totaled $15.0 million as a result of the termination of the old agreements, which will be recognized over the life of the senior notes as an adjustment to interest expense.

The Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges and, accordingly, uses the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps is reflected as a change in the carrying value of the swaps, with an offset to earnings. The change in fair value of the senior note is reflected in the carrying value of the note, with an offset to earnings. There is no ineffectiveness to be

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

recorded. At June 25, 2003, the Company increased the fair value of 8.875% senior notes by $9.9 million and recorded the interest rate swap asset of $9.9 million in Other assets, net on the Consolidated Balance Sheets.

The Company unwound an interest rate swap with a notional amount of $100.0 million and a maturity date of March 29, 2004, on January 29, 2003 and its interest rate swap with a notional amount of $150.0 million and a maturity date of March 29, 2003, on July 26, 2002 resulting in total payments of $7.5 million that was recognized in interest expense.

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

Compensation cost charged against income was $5.4 million, $4.5 million and $8.0 million in fiscal 2003, 2002 and 2001, respectively.

The per share weighted fair value of the stock options granted was $5.29, $7.55 and $3.09 for fiscal 2003, 2002 and 2001, respectively. These amounts were estimated on the date of the grant using the Black-Scholes option pricing model under the following assumptions:

	2003	2002	2001
Risk-free interest rate	3.9%	6.2%	6.2%
Dividend yield	1.3%	3.9%	7.0%
Expected life (years)	6.5	6.5	6.5
Volatility	35.1%	35.1%	34.0%

(a)	Stock Purchase Plan: The Company has a stock purchase plan in effect for associates. Under the terms of this Plan, the Company may grant options to purchase restricted shares of the Company’s common stock at a price not less than the lesser of 85% of the fair market value at the date of grant or 85% of the fair market value at the time of exercise. There are 5,481,835 shares of the Company’s common stock available for issuance under the Plan. Loans to associates for the purchase of the Company’s common stock are reported in the consolidated financial statements as a reduction of Shareholders’ Equity. There are no loans outstanding at June 25, 2003 or June 26, 2002.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(b)	Restricted Stock Plan: The Company has a restricted stock plan. Under this plan, the Company may issue restricted shares of the Company’s common stock to certain eligible key employees determined by the Company’s compensation committee. The following table shows the number of shares issued, forfeited, vested and outstanding.

	Weighted Average Issue Price	Number of Shares
		Total	2003	2002	2001	2000	1999
1999 Plan
Shares Issued	$41.12	252,097	—	—	—	—	252,097
Shares Forfeited		244,336	4,947	6,987	169,263	18,592	44,547

Outstanding		7,761

2000 Plan
Shares Issued	$25.75	239,030	—	—	—	239,030	—
Shares Forfeited		170,494	38,584	3,952	34,834	93,124	—
Shares Vested		19,374	19,374	—	—	—	—

Outstanding		49,162

2001 Plan
Shares Issued	$15.22	103,992	—	828	103,164	—	—
Shares Forfeited		15,458	8,201	5,065	2,192	—	—
Shares Vested		84,852	22,146	30,452	32,254	—	—

Outstanding		3,682

2002 Plan
Shares Issued	$20.28	128,413	—	128,413	—	—	—
Shares Forfeited		19,253	11,659	7,594	—	—	—
Shares Vested		72,893	45,885	27,008	—	—	—

Outstanding		36,267

2003 Plan
Shares Issued	$14.87	201,324	201,324	—	—	—	—
Shares Forfeited		18,715	18,715	—	—	—	—
Shares Vested		44,437	44,437	—	—	—	—

Outstanding		138,172

Shares Outstanding June 25, 2003		235,044

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The vesting of shares issued prior to January 2000 is contingent upon certain specified goals being attained over a three-year period. The shares issued after such date vest over time. Some of the shares issued vest one-third each year beginning with the third year from the date of issue, based on continued employment. Some of the shares issued vest one-third each year beginning on the first anniversary of the date of grant, based on continued employment. Other shares issued vest one-fifth each year beginning on the first anniversary date of the recipient’s employment with the company, based on continued employment. At June 25, 2003 the Company had recorded $3.4 million of deferred compensation.

(c)	Stock Option Plans: The Company has made shares of the Company’s stock available for grant under stock plans described below.

1.	Key Employee: Under the Company’s Key Employee Stock Option Plan, 5,000,000 shares of the Company’s common stock were made available for grant at an exercise price of no less than the market value at date of grant. Options granted under this plan prior to January 2000 are earned after three years if certain performance goals are attained. Options granted in or after January 2000 become exercisable over time. Some of these options vest over a three-year period with one-third of the options vesting each year beginning on June 15, 2001, if the employee remains employed by the Company in a key position. Other options vest over a five-year period with one-fifth of the options vesting each year beginning on the first anniversary date of the recipient’s employment with the company, if the employee remains employed by the Company in a key position. The Company’s compensation committee has the discretion under the plan to determine the eligible key employees, the exercise price and the vesting requirements, if any.

2.	Retention and Attraction Program: As part of the Company’s retention and attraction program, 1,200,000 shares of the Company’s common stock were made available for grant to key employees beginning on January 28, 2000 at an exercise price equal to the Company’s stock price at date of grant. Options granted as part of the program are earned over a five-year period, with one-fifth of the options vesting each year beginning on January 28, 2001 if the associate remains employed in his or her position.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

3.	CEO Stock Options: Pursuant to an employment agreement, the President and Chief Executive Officer of the Company received an option to purchase 375,000 shares of the Company’s common stock at an exercise price of $12.66 per share. Options are earned over a three-year period, with one-third of the options vesting each year beginning on June 24, 2004. In addition, an option to purchase 500,000 shares is still outstanding and exercisable for the previous President and Chief Executive Officer at an exercise price of $27.00 per share.

4.	Directors’ Stock Plan: The Company has a stock plan for non-employee directors. Under this plan, the Company may issue stock or grant options for the purchase of the Company’s common stock to eligible non-employee directors determined by the Company’s Corporate Governance Committee. A total of 500,000 shares of the Company’s common stock were made available for issuance and option grants. Stock options issued under the plan were exercisable immediately at an exercise price equal to the Company’s stock price at the date of grant.

5.	Options Outstanding:

Changes in options during fiscal 2003, 2002 and 2001, were as follows:

	Number of Shares	Weighted Average Option Price Per Share
Outstanding—June 28, 2000	1,329,507	$24.57
Granted	977,158	14.71
Exercised	(5,000)	14.25
Forfeited	(74,574)	19.37

Outstanding—June 27, 2001	2,227,091	$20.44
Granted	545,556	24.32
Exercised	(41,756)	15.45
Forfeited	(99,982)	18.97

Outstanding—June 26, 2002	2,630,909	$21.38
Granted	1,086,663	14.09
Exercised	(102,771)	14.52
Forfeited	(564,103)	21.46

Outstanding—June 25, 2003	3,050,698	$19.00

Exercisable – June 25, 2003	1,887,381	$20.25

Shares available for additional grant	3,316,443

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table sets forth information regarding options outstanding at June 25, 2003.

Range	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining (Years)	Number Currently Exercisable	Weighted Average Exercise Prices For Currently Exercisable
$ 11.10 to 16.63	1,746,621	$14.22	6.2	864,045	$14.54
$ 17.00 to 21.31	369,010	19.81	6.4	235,555	19.82
$ 25.95 to 41.51	935,067	27.62	5.4	787,781	26.64

	3,050,698	$19.00	6.0	1,887,381	$20.25

9.	Leases

(a)	Lease Commitments: The principal types of property leased by the Company are store facilities, manufacturing and warehouse buildings, equipment, and delivery vehicles. A majority of the leases in effect relate to store locations and other properties with remaining terms ranging from less than one year to 22 years.

Certain lease agreements are classified as capital leases. Assets under capital lease are included in the consolidated balance sheets as follows:

	2003	2002
Store facilities	$36,508	36,948
Warehouses and manufacturing facilities	15,722	15,722

	52,230	52,670
Less: Accumulated amortization	38,060	36,287

	$14,170	16,383

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Future minimum lease payments by year and in the aggregate under the aforementioned leases and other noncancellable operating leases on both closed and open stores having a remaining term in excess of one year at June 25, 2003 are as follows:

	Capital	Operating	Sublease	Net
Fiscal Year:
2004	$6,433	414,270	(11,238)	409,465
2005	5,876	397,221	(9,262)	393,835
2006	5,556	364,361	(7,014)	362,903
2007	4,933	345,622	(4,666)	345,889
2008	4,345	328,419	(3,899)	328,865
Thereafter	12,205	2,618,249	(19,346)	2,611,108

Total minimum lease payments	39,348	4,468,142	(55,425)	4,452,065

Less: Amount representing estimated taxes, maintenance and insurance costs included in total minimum lease payments	658

Net minimum lease payments	38,690
Less: Amount representing interest	13,907

Present value of net minimum lease	$24,783

Rental expense and contingent rentals under operating leases were as follows:

	2003	2002	2001
Minimum rentals	$341,481	357,136	347,130
Contingent rentals	677	899	878

	$342,158	358,035	348,008

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(b)	Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of estimated sub-lease income. The following amounts are included in accrued rent and lease liability on closed stores, as of June 25, 2003:

Lease Liability on Closed Stores
Balance at June 26, 2002	$264,386
Additions/adjustments	34,216
Utilization	(82,576)

Balance at June 25, 2003	$216,026

The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of twenty leases. The lease liability on closed stores includes $111.4 million related to restructure and $58.1 million related to the discontinued operations. The additions/adjustments and the utilization for restructure were $11.7 million and $38.6 million, respectively for the year. The current portion of the accrued balance at June 25, 2003 totals $66.6 million and is included in accrued rent.

10.	Shareholders’ Equity

Comprehensive income differs from net income due to changes in the fair value of the Company’s marketable securities, change in the fair value of swap agreements and the additional minimum liability related to pension valuation in the current year. Comprehensive income from continuing operations was $237.3 million, $83.9 million and $43.7 million for fiscal 2003, 2002 and 2001, respectively.

11.	Commitments and Contingent Liabilities

(a)	Associate Benefit Programs: The Company has a Profit Sharing/401(k) Plan which has a noncontributory, trusteed profit sharing feature and a contributory, trusteed 401(k) feature, which is in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for plan contributions amounted to $13,907, $9,751 and $42,317 in fiscal 2003, 2002 and 2001, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(b)	Defined Benefit Plan Obligation: The Company has a Management Security Plan (MSP), which is a non-qualified defined benefit plan providing death and retirement benefits to certain executives and members of management. The plan is contributory but is not funded.

Life insurance policies have been purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $246,322 and $238,502 at June 25, 2003 and June 26, 2002, respectively.

Net periodic benefit expense and the projected benefit obligation are determined using assumptions as of the end of each year. The weighted average discount rate used was 6.0%, 8.0%, and 8.0% for fiscal 2003, 2002 and 2001 respectively.

The components of net periodic benefit expense were as follows:

	2003	2002	2001
Service cost	$1,405	1,647	1,900
Interest cost	4,392	4,180	3,877
Amortization of prior service cost	—	890	890
Recognized net actuarial loss	1,781	1,420	603
Participant contributions	(472)	(516)	(584)

Net periodic benefit expense	$7,106	7,621	6,686

The following provides a reconciliation of the defined benefit obligation:

	2003	2002
Change in benefit obligation:
Balance, beginning of year	$52,887	49,027
Service cost	1,405	1,647
Interest cost	4,392	4,180
Amortization of prior service cost	—	890
Actuarial loss	13,427	1,420
Benefits paid	(4,878)	(4,277)

Balance, end of year	67,233	52,887
Unrecognized net actuarial (loss)	(11,646)	—

Accrued benefit cost	$55,587	52,887

At June 25, 2003 the Company’s additional minimum liability was in excess of the unrecognized prior service costs and transition obligation and was recorded as a reduction of other comprehensive income of $7,511, net of tax benefits in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(c)	Retiree Medical Plan: The Company provides medical insurance benefits to employees who terminate employment after attaining 55 years of age and ten years of full time service with the Company. The following provides information on the plan expense and obligations related to medical benefits of retirees. Effective July 1, 2002, employees terminating employment after attaining 55 years of age and completion of ten years of service are eligible to participate but are assessed at the full cost of coverage. The discount rate utilized in determining the cost was 6.0% and 7.25% for fiscal 2003 and 2002, respectively. The components of net periodic benefit cost were as follows:

	2003	2002
Service cost	$—	40
Interest cost	1,197	1,424
Amortization of prior service cost	876	876
Recognized net actuarial gain	(92)	—

Net periodic benefit expense	$1,981	2,340

The following provides a reconciliation of the post-retirement projected benefit obligation:

	2003	2002
Change in benefit obligation:
Beginning of year benefit obligation	$20,205	20,544
Service cost	—	40
Interest cost	1,197	1,424
Actuarial (gain)	(2,682)	—
Benefits paid	(1,060)	(1,803)

End of year benefit obligation	17,660	20,205
Unrecognized prior service cost	(18,792)	(19,669)
Unrecognized net gain	2,591	—

Accrued benefit cost	$1,459	536

A one-percentage point increase in the assumed health care cost trend rates would increase the accumulated post-retirement benefit obligations as of June 25, 2003 by approximately $746 and the total service and interest cost components of net post-retirement health care cost for the year then ended by approximately $47. A one-percentage point decrease in the assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligations as of June 25, 2003 by approximately $711 and the total service and interest cost components of net post-retirement health care cost for the year then ended by approximately $45.

(d)	Supplemental Retirement Plan: The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. The Company recorded an asset and liability at June 25, 2003 and June 26, 2002 in the amount of $15.3 million and $16.1 million, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(e)	Litigation: There are pending against the Company various claims and lawsuits arising in the normal course of business, including actions charging violations of certain civil rights and wage and hour laws and various proceedings arising under federal, state or local regulations protecting the environment.

Among the suits charging violations of certain civil rights and wage and hour laws, there are actions that purport to be class actions, and which allege sexual harassment, retaliation and/or a pattern and practice of race-based and gender-based discriminatory treatment of associates and applicants. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company’s practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys’ fees and costs.

The Company is committed to full compliance with all applicable civil rights and wage and hour laws. Consistent with this commitment, the Company has firm and long-standing policies in place prohibiting discrimination, harassment, retaliation and wage and hour violations. The Company denies the allegations of the various complaints and is vigorously defending the actions.

While the ultimate outcome of litigation cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these actions will not have a material adverse effect on the Company’s financial condition or results of operations.

(f)	Purchase Commitments: The Company has commitments to purchase merchandise and raw materials to be used in the normal course of business totaling $423.2 million as of June 25, 2003. The obligations have terms ranging from one to nine years.

12.	Related-Party Transactions

The Company retained the law firm Holland and Knight LLP for representation in various tax matters. A director of the Company is currently and has been a partner of Holland and Knight LLP since April 2001. Holland and Knight LLP was paid an aggregate amount of $73 and $20 for its services rendered to the Company during fiscal 2003 and 2002, respectively.

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

Dollar amounts in thousands except per share data, unless otherwise stated

a result of continued operational losses and reductions in market share. In accordance with SFAS 144, the Texas and Oklahoma operations are considered components of an entity, which requires the Company to disclose the exit as a discontinued operation.

At June 26, 2002, the Company had exited these operations, either by sale or abandonment. The Company sold 36 retail locations and the dairy plant to various unrelated buyers for total cash proceeds of $39,786. The sale resulted in a loss on long-lived assets of $7,238, or $0.05 per diluted share. The remaining 38 unsold locations were closed on or before June 26, 2002.

As a result of exiting the Texas and Oklahoma operations, the Company recorded a loss from discontinued operations of $172.8 million ($100.3 million after tax benefit, or $0.71 per diluted share) in fiscal 2002. The loss from discontinued operations is comprised of a pretax loss from discontinued operations of $46.4 million and a pretax loss on disposal of discontinued operations of $126.4 million.

Gross revenues from discontinued operations were $608.5 million and $664.5 million for fiscal years 2002 and 2001, respectively.

A summary of the accruals and loss on disposal of discontinued operations follows:

	Employee Termination and Other Location Closing Costs	Lease Termination Costs	Total
Balance at June 26, 2002	$9,034	72,401	81,435
Adjustments	—	8,777	8,777
Utilization	(9,034)	(23,058)	(32,092)

Balance at June 25, 2003	$—	58,120	58,120

The adjustments amount of $8.8 million includes the effect on earnings from the accretion of the present value of the expected future rental payments and is reflected in continuing operations for the year ended June 25, 2003.

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

As of June 25, 2003, the Company has $3.5 million in held for sale assets relating to the

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

exiting of the Texas and Oklahoma operations. The held for sale assets are reported in the prepaid expenses and other assets section of the Consolidated Balance Sheet. The held for sale assets consist of land, land improvements, building and store equipment.

Employee termination costs of $8.5 million were recognized for severance of eligible associates and $28 million was recognized for inventory losses, asset disposal costs and travel expenses for fiscal 2002. At June 26, 2002, employee termination costs of $5.3 million were included in accrued wages and salaries and other location closing costs of $3.7 million were included in accrued expenses in the Consolidated Balance Sheets. No amounts remain outstanding as of June 25, 2003 related to these costs.

The Company recorded $74.7 million in lease termination costs related to 36 leases in Texas, which were included in the loss on disposal of discontinued operations for the year ended June 26, 2002. At June 25, 2003 and June 26, 2002, the Company had an accrued balance of $58.1 million and $72.4 million in lease termination costs, respectively. The current portion of $12.1 million and $24.5 million was included in accrued rent and the long-term portion of $46.0 million and $47.9 million was included in lease liability on closed stores. See Note 9—Leases for further discussion.

14.	Restructuring

On April 20, 2000, the Board of Directors approved and the Company announced a major restructuring to improve the support of the retail stores and the Company’s overall efficiency.

As a result of the restructuring, the Company recorded expenses of approximately $147.2 million ($90.6 million after tax or $0.64 per diluted share) in fiscal 2001.

15.	Bank Agreement Termination

Bank agreement termination income of $52.7 million ($34.0 million net of tax, or $0.24 per diluted share) for the year ended June 25, 2003 resulted from Canadian Imperial Bank of Commerce (“CIBC”) terminating its in-store bank agreement with the Company. The Company was paid $60.0 million and was responsible for the costs associated with the de-installation of the in-store Marketplace Bank locations and other related costs, totaling approximately $7.3 million. Sub-lease income, a component of other operating and administration expenses, in fiscal 2003 decreased by $8.4 million ($5.4 million net of tax, or $0.04 per diluted share) due to the termination. The net impact on pretax profit for fiscal year 2003 was an increase of $44.3 million ($28.6 million net of tax, or $0.20 per diluted share).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

16.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 25, 2003 and June 26, 2002:

	Quarters Ended
2003	Sept. 18 (12 Weeks)	Jan. 8 (16 Weeks)	April 2 (12 Weeks)	June 25 (12 Weeks)
Sales from continuing operations	$2,832,765	3,786,485	2,822,327	2,726,806
Gross profit on sales from continuing operations	$799,561	1,094,431	791,101	784,377
Net earnings from continuing operations	$34,802	91,363	50,567	62,498
Net earnings	$34,802	91,363	50,567	62,498
Basic earnings per share from continuing operations	$0.25	0.65	0.36	0.44
Basic net earnings per share	$0.25	0.65	0.36	0.44
Diluted earnings per share from continuing operations	$0.25	0.65	0.36	0.44
Diluted net earnings per share	$0.25	0.65	0.36	0.44
Net LIFO charge (credit)	$1,935	—	1,290	(2,716)
Net LIFO charge (credit) per diluted share	$0.01	—	0.01	(0.02)
Dividends per share	$0.050	0.050	0.050	0.050
Market price range	$17.83-14.10	16.80-12.56	16.65-11.51	14.85-12.30

	Quarters Ended
2002	Sept. 19 (12 Weeks)	Jan. 9 (16 Weeks)	April 3 (12 Weeks)	June 26 (12 Weeks)
Sales from continuing operations	$2,807,756	3,768,267	2,901,631	2,856,699
Gross profit on sales from continuing operations	$751,360	1,053,068	797,383	816,035
Net earnings from continuing operations	$31,065	51,986	51,372	52,790
Loss on discontinued operations	$(8,654)	(9,887)	(7,086)	(74,720)
Net earnings (loss)	$22,411	42,099	44,286	(21,930)
Basic earnings per share from continuing operations	$0.22	0.37	0.37	0.37
Basic net earnings (loss) per share	$0.16	0.30	0.32	(0.16)
Diluted earnings per share from continuing operations	$0.22	0.37	0.36	0.37
Diluted net earnings (loss) per share	$0.16	0.30	0.31	(0.16)
Net LIFO charge (credit)	$1,845	2,460	923	(8,018)
Net LIFO charge (credit) per diluted share	$0.01	0.02	0.01	(0.06)
Dividends per share	$0.170	0.085	0.050	0.050
Market price range	$26.13-19.63	19.78-10.50	17.36-11.91	20.26-15.71

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

During 2003 and 2002, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.0% to 0.2% and 1.0% to (0.3)%, respectively. During 2003, the fourth quarter results reflect the tax benefit from a reduction of income tax reserves related to the resolution of matters related to company-owned life insurance with the Internal Revenue Service as well as additional expense related to self-insurance.

	Fourth Quarter Results of Operations
	June 25, 2003 (12 Weeks)	June 26, 2002 (12 Weeks)
Net sales	$2,726,806	2,856,699
Cost of sales, including warehouse and delivery expenses	1,942,429	2,040,664

Gross profit on sales	784,377	816,035
Other operating and administrative expenses	735,475	720,111

Operating income	48,902	95,924
Interest expense, net	2,292	10,087

Earnings from continuing operations before income taxes	46,610	85,837
Income tax (benefit) expense	(15,888)	33,047

Net earnings from continuing operations	62,498	52,790

Discontinued operations:
Loss from discontinued operations	—	(4,762)
Loss on disposal of discontinued operations	—	(126,394)
Income tax benefit	—	(56,436)

Loss from discontinued operations	—	(74,720)

Net earnings (loss)	$62,498	(21,930)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

17.	Guarantor Subsidiaries

During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

52 Weeks ended June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,496,308	6,672,075	—	12,168,383
Cost of sales	3,936,126	4,762,787	—	8,698,913

Gross profit	1,560,182	1,909,288	—	3,469,470
Other operating & administrative expenses	1,372,700	1,788,489	—	3,161,189

Operating income	187,482	120,799	—	308,281
Equity in consolidated subsidiaries	90,146	—	(90,146)	—
Bank agreement termination income	52,740			52,740
Interest expense, net	40,442	—	—	40,442

Earnings before income taxes	289,926	120,799	(90,146)	320,579
Income taxes	50,696	30,653	—	81,349

Earnings from continuing operations	239,230	90,146	(90,146)	239,230
Net loss from discontinued operations	—	—	—	—

Net earnings (loss)	$239,230	90,146	(90,146)	239,230

52 Weeks ended June 26, 2002

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,674,157	6,660,196	—	12,334,353
Cost of sales	4,110,352	4,806,155	—	8,916,507

Gross profit	1,563,805	1,854,041	—	3,417,846
Other operating & administrative expenses	1,313,115	1,738,725	—	3,051,840

Operating income	250,690	115,316	—	366,006
Equity in loss of consolidated subsidiaries	(387)	—	387	—
Interest expense, net	61,595	—	—	61,595

Earnings before income taxes	188,708	115,316	387	304,411
Income taxes	101,842	15,356	—	117,198

Earnings from continuing operations	86,866	99,960	387	187,213
Net loss from discontinued operations	—	(100,347)	—	(100,347)

Net earnings (loss)	$86,866	(387)	387	86,866

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

52 Weeks ended June 27, 2001

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,735,327	6,503,547	—	12,238,874
Cost of sales	4,217,260	4,724,783	—	8,942,043

Gross profit	1,518,067	1,778,764	—	3,296,831
Other operating & administrative expenses	1,298,295	1,673,622	—	2,971,917
Restructuring and other non-recurring charges	80,410	66,835	—	147,245

Operating income	139,362	38,307	—	177,669
Equity in loss of consolidated subsidiaries	(5,034)	—	5,034	—
Interest expense, net	52,845	—	—	52,845

Earnings before income taxes	81,483	38,307	5,034	124,824
Income taxes	36,172	11,864	—	48,036

Earnings from continuing operations	45,311	26,443	5,034	76,788
Net loss from discontinued operations	—	(31,477)	—	(31,477)

Net earnings (loss)	$45,311	(5,034)	5,034	45,311

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)

June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$308,442	738,471	—	1,046,913
Other current assets	279,672	146,869	—	426,541

Total current assets	588,114	885,340	—	1,473,454
Property, plant and equipment, net	422,422	556,179	—	978,601
Other non-current assets	231,074	107,302	—	338,376
Investments in and advances to/from subsidiaries	637,070	—	(637,070)	—

Total assets	$1,878,680	1,548,821	(637,070)	2,790,431

Accounts payable	$107,216	439,018	—	546,234
Other current liabilities	212,400	260,096	—	472,496

Total current liabilities	319,616	699,114	—	1,018,730
Long-term debt	310,767	—	—	310,767
Other non-current liabilities	219,793	212,637	—	432,430
Common stock of $1 par value	140,818	6,237	(6,237)	140,818
Retained earnings	887,686	630,833	(630,833)	887,686

Total liabilities and shareholders’ equity	$1,878,680	1,548,821	(637,070)	2,790,431

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

June 26, 2002

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$320,515	742,773	—	1,063,288
Other current assets	387,696	187,322	—	575,018

Total current assets	708,211	930,095	—	1,638,306
Property, plant and equipment, net	375,029	591,723	—	966,752
Other non-current assets	202,927	109,924	—	312,851
Investments in and advances to/from subsidiaries	900,911	—	(900,911)	—

Total assets	$2,187,078	1,631,742	(900,911)	2,917,909

Accounts payable	$146,128	363,576	—	509,704
Other current liabilities	460,380	138,600	—	598,980

Total current liabilities	606,508	502,176	—	1,108,684
Long-term debt	540,612	—	—	540,612
Other non-current liabilities	227,574	228,655	—	456,229
Common stock of $1 par value	140,592	6,238	(6,238)	140,592
Retained earnings	671,792	894,673	(894,673)	671,792

Total liabilities and shareholders’ equity	$2,187,078	1,631,742	(900,911)	2,917,909

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

Year ended June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(57,454)	442,632	—	385,178

Purchases of property, plant and equipment, net	(114,784)	(61,920)	—	(176,704)
Decrease (increase) in other assets	245,575	(13,854)	(263,841)	(32,120)

Net cash provided by (used in) investing activities	130,791	(75,774)	(263,841)	(208,824)

Dividends paid	(28,151)	—	—	(28,151)
Principal payments on long-term debt	(246,279)	—	—	(246,279)
Other	92,223	(358,319)	263,841	(2,255)

Net cash used in financing activities	(182,207)	(358,319)	263,841	(276,685)

(Decrease) increase in cash and cash equivalents	(108,870)	8,539	—	(100,331)
Cash and cash equivalents at the beginning of the year	228,981	(1,135)	—	227,846

Cash and cash equivalents at end of the year	$120,111	7,404	—	127,515

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Year ended June 26, 2002

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$343,918	33,031	—	376,949

Purchases of property, plant and equipment, net	(15,029)	(68,512)	—	(83,541)
Decrease (increase) in other assets	19,254	(13,326)	(34,314)	(28,386)
Increase in marketable securities	(18,333)	—	—	(18,333)
Proceeds from sale of facility	—	65,472	—	65,472

Net cash used in investing activities	(14,108)	(16,366)	(34,314)	(64,788)

Dividends paid	(49,899)	—	—	(49,899)
Other	(162,066)	(27,725)	34,314	(155,477)

Net cash used in financing activities	(211,965)	(27,725)	34,314	(205,376)

Increase (decrease) in cash and cash equivalents	117,845	(11,060)	—	106,785
Cash and cash equivalents at the beginning of the year	111,136	9,925	—	121,061

Cash and cash equivalents at end of the year	$228,981	(1,135)	—	227,846

Year ended June 27, 2001

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$127,529	117,359	—	244,888

Purchases of property, plant and equipment, net	(69,348)	(243,971)	—	(313,319)
Increase in other assets	(218,241)	(4,205)	215,927	(6,519)
Acquisition, net of cash acquired	(30,942)	(92,811)	—	(123,753)

Net cash used in investing activities	(318,531)	(340,987)	215,927	(443,591)

Decrease in short-term borrowings	(235,000)	—	—	(235,000)
Proceeds from issuance of long-term debt	700,000	—	—	700,000
Purchases of common stock	(17,003)	—	—	(17,003)
Dividends paid	(142,853)	—	—	(142,853)
Other	(18,163)	219,134	(215,927)	(14,956)

Net cash provided by financing activities	286,981	219,134	(215,927)	290,188

Increase (decrease) in cash and cash equivalents	95,979	(4,494)	—	91,485
Cash and cash equivalents at the beginning of the year	15,157	14,419	—	29,576

Cash and cash equivalents at end of the year	$111,136	9,925	—	121,061

All costs incurred by the Company’s headquarters that are not specifically identifiable to a subsidiary are allocated to each subsidiary based on its relative size to the Company as a whole. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on each subsidiary’s effective tax rate.

If the guarantor subsidiaries operated on a stand alone basis, their expenses may or may not have been higher were it not for the related party transactions and the headquarters functions described above.

INDEPENDENT AUDITORS’ REPORT

ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

Winn-Dixie Stores, Inc.:

Under date of August 6, 2003, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 25, 2003 and June 26, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended June 25, 2003, June 26, 2002 and June 27, 2001 as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index on page 23 of the annual report on Form 10-K for the year 2003. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Jacksonville, Florida

August 6, 2003

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

Years Ended June 25, 2003, June 26, 2002 and June 27, 2001

(Amounts in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions from reserves	Balance at end of year
Year ended June 25, 2003:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$35,913	3,021	—	38,934
Allowance for doubtful receivables	$2,779	10,265	11,001	2,043

Year ended June 26, 2002:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$29,696	6,217	—	35,913
Allowance for doubtful receivables	$3,935	16,957	18,113	2,779

Year ended June 27, 2001:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$16,489	13,207	—	29,696
Allowance for doubtful receivables	$3,822	17,024	16,911	3,935

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

Information about “Directors of the Company” is presented under the caption “Board of Directors of Winn-Dixie Stores, Inc.” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Company

Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of July 15, 2003:

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE
Frank Lazaran	46	President and Chief Executive Officer	2003	2002

Laurence B. Appel	42	Senior Vice President and General Counsel	2002	2002

David F. Henry	53	Senior Vice President, Marketing	2003	2001

Richard C. Judd	52	Senior Vice President, Supply Chain and Merchandising	2003	2001

Mark W. Matta	46	Senior Vice President, Human Resources	2003	2003

Richard P. McCook	50	Senior Vice President and Chief Financial Officer	1984	1984

Karen E. Salem	41	Senior Vice President and Chief Information Officer	2002	2002

Dennis M. Sheehan	49	Senior Vice President, Real Estate	2000	2000

John R. Sheehan	45	Senior Vice President, Operations	2001	2000

D. Michael Byrum	50	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Kellie D. Hardee	34	Vice President, Finance and Treasurer	2000	2000

President and Chief Executive Officer, Mr. Frank Lazaran was Chief Operating Officer of Winn-Dixie Stores, Inc. from 2002 to 2003. From 1999 to 2002, Mr. Lazaran was President of Randalls Food Market, Inc., a division of Safeway. From 1997 to 1999, Mr. Lazaran was Senior Vice President of Sales, Merchandising and Logistics of Randalls Food Market, Inc. For the 23 years preceding, Mr. Lazaran was employed at Ralphs Grocery Company, most recently as Group Vice President Sales, Advertising and Merchandising.

Senior Vice President and General Counsel, Mr. Laurence B. Appel was Senior Vice President, Legal in his most recent position at The Home Depot from 1997 to 2002. From 1995 to 1997, Mr. Appel was with Altman, Kritzer & Levick. For the seven years preceding, Mr. Appel was employed at King & Spalding LLP.

Senior Vice President, Marketing, Mr. David F. Henry was Vice President, Marketing of Winn-Dixie Stores, Inc. from 2001 to 2003. From 1985 to 2001, Mr. Henry was Vice President of Marketing and Advertising for Price Chopper.

Senior Vice President, Supply Chain and Merchandising, Mr. Richard C. Judd was appointed as Senior Vice President of Logistics, Manufacturing and Enterprise Program Management during 2003 and was Vice President of Winn-Dixie Stores, Inc. Warehousing and Distribution from 2001 to 2003. For the 20 years preceding, Mr. Judd was employed at Fleming Companies, Inc., most recently as Senior Vice President of Supply.

Senior Vice President, Human Resources, Mr. Mark W. Matta was Senior Vice President, Human Resources of OfficeMax Corporation, from 2000 to 2003. For the 14 years preceding, Mr. Matta was employed at Sherwin-Williams Company, most recently as Vice President of Human Resources.

Senior Vice President and Chief Information Officer, Ms. Karen E. Salem was Senior Vice President and Chief Information Officer of Corning Cable Systems from 2000 to 2002. From 1999 to 2000, Ms. Salem was Chief Information Officer and Vice President for AFC Enterprises. Ms. Salem was Information Technology Vice President of Rexall Sundown from 1995 to 1999.

Senior Vice President, Real Estate, Mr. Dennis M. Sheehan was a private real estate developer for grocery and other retail facilities in the southeast from 1987 to 2000. For the 10 years preceding 1987, Mr. Sheehan was employed at Albertson’s, most recently as Director of Real Estate.

Senior Vice President, Operations, Mr. John R. Sheehan was Executive Vice President of Pathmark Stores, Inc. from 1997 to 2000. For the 16 years preceding 1997, Mr. Sheehan was employed at Albertson’s, most recently as Director of Operations, Southern California Division.

Vice President, Finance and Treasurer, Ms. Kellie D. Hardee was Audit Manager of Arthur Andersen LLP, from 1999 to 2000. From 1997 to 1999, Ms. Hardee was Corporate Controller for Armor Holdings, Inc. Ms. Hardee was Assistant Controller for PSS World Medical, Inc. from 1995 to 1997.

Senior Vice President and Chief Financial Officer Mr. Richard P. McCook and Vice President, Corporate Controller and Chief Accounting Officer, Mr. D. Michael Byrum have been employed for the past five years either in the same capacity or in a position with the Company which was consistent in occupation with their present assignment.

Family Relationships

Dennis M. Sheehan and John R. Sheehan are brothers. A. Dano Davis is the first cousin of T. Wayne Davis, Director, and the first cousin of the spouse of Charles P. Stephens, Director. No other executive officer or director has a family relationship with any other executive officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about “Section 16(a) Beneficial Ownership Reporting Compliance” is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Code of Ethics and Code of Conduct

In January 2003, the Company adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, corporate controller and chief accounting officer and persons performing similar functions. In August 2003, the Company adopted a Code of Conduct (the “Code of Conduct”) for all Company associates as well as executive officers. The Code of Ethics and Code of Conduct are available on the Company’s website at www.winn-dixie.com under the “Corporate Governance” caption and also are filed as exhibits to this Form 10-K. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11:	EXECUTIVE COMPENSATION

Information about “Executive Compensation” is presented under the caption “Executive Compensation” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about “Stock Ownership” is presented under the captions “Stock Ownership by Principal Shareholders” and “Stock Ownership of Directors and Management” and information about “Equity Compensation Plans” is presented under the caption “Equity Compensation Plans” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about “Certain Relationships and Related Transactions” is presented under the caption “Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about “Principal Accountant Fees and Services” is presented under the caption “Audit Committee Report” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Statements of Operations, Years ended June 25, 2003, June 26, 2002 and June 27, 2001.

Consolidated Balance Sheets, as of June 25, 2003 and June 26, 2002.

Consolidated Statements of Cash Flows, Years ended June 25, 2003, June 26, 2002 and June 27, 2001.

Consolidated Statements of Shareholders’ Equity, Years ended June 25, 2003, June 26, 2002 and June 27, 2001.

(2)	Schedule II—Consolidated Valuation and Qualifying Accounts, Years ended June 25, 2003, June 26, 2002 and June 27, 2001.

(3)	Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.

3.1.2	Amendment adopted October 5, 1994, to Restated Articles of Incorporation.

3.1.3	Amendment adopted October 1, 1997, to Restated Articles of Incorporation.

3.2	Restated By-Laws, as amended through April 23, 2003.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

9.1	Agreement of Shareholders of D.D.I., Inc. (formerly Vadis Investments, Inc.) dated April 19, 1989.

10.0.1*	Employment Agreement of Allen R. Rowland, effective November 23, 1999.	Previously filed as Exhibit 10.0 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.0.2*	Employment Agreement of Frank Lazaran, effective June 24, 2003.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.1*	Annual Officer Incentive Compensation Plan, effective June 15, 1998.	Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 16, 1998, which Exhibit is herein incorporated by reference.

10.2.1*	Restricted Stock Plan, as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.1 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.2*	Performance-Based Restricted Stock Plan, as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.2 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.3*	Amendment to the Performance-Based Restricted Stock Plan, effective January 26, 2000.	Previously filed as Exhibit 10.2.3 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.2.4*	Restricted Stock Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.2.4 to Form 10-K for the year ended June 27, 2001, which Exhibit is herein incorporated by reference.

10.3*	Key Employee Stock Option Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.4*	Supplemental Retirement Plan, as amended effective June 15, 2000.	Previously filed as Exhibit 10.4 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.5*	Management Security Plan, as amended and restated effective May 1, 1992	Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended January 8, 2003, which Exhibit is herein incorporated by reference.

10.6*	Senior Corporate Officer’s Management Security Plan, as amended and restated effective May 1, 1992.

10.7*	Winn-Dixie Stores, Inc. Directors’ Deferred Fee Plan as amended through October 4, 2000.	Previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Stock Plan for Directors, effective October 4, 2000.	Previously filed as Exhibit 10.8 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.9	Credit Agreement, dated March 29, 2001, among Winn-Dixie stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000.	Previously filed as Exhibit 10 to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

10.9.1	Amendment to the Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 14, 2002.	Previously filed as Exhibit 10.9.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.9.2	Second Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective May 3, 2002.	Previously filed as Exhibit 10.9.2 to Form 10-K for the year ended June 26, 2002, which Exhibit is herein incorporated by reference.

10.9.3	Third Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 24, 2003.

12.0	Computation of Consolidated Ratios of Earnings to Fixed Charges for Winn-Dixie Stores, Inc.

14.1	Winn-Dixie Code of Conduct

14.2	Code of Ethics for Senior Executive and Financial Officers of Winn-Dixie Stores, Inc.

21.1	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Independent Auditors’ Consent

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

On June 12, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events”.

On May 5, 2003, the Company filed a current report on Form 8-K under “Item 5. Other Events”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Frank Lazaran
Frank Lazaran
President and Chief Executive Officer

Date	August 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. Dano Davis (A. Dano Davis)	Chairman of the Board	August 7, 2003

/s/ Frank Lazaran (Frank Lazaran)	President, Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2003

/s/ Richard P. McCook (Richard P. McCook)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2003

/s/ D. Michael Byrum (D. Michael Byrum)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 7, 2003

/s/ T. Wayne Davis (T. Wayne Davis)	Director	August 7, 2003

/s/ Charles P. Stephens (Charles P. Stephens)	Director	August 7, 2003

/s/ John H. Dasburg (John H. Dasburg)	Director	August 7, 2003

/s/ Carleton T. Rider (Carleton T. Rider)	Director	August 7, 2003

/s/ Julia B. North (Julia B. North)	Director	August 7, 2003

/s/ Tillie K. Fowler (Tillie K. Fowler)	Director	August 7, 2003

/s/ Ronald Townsend (Ronald Townsend)	Director	August 7, 2003

/s/ John E. Anderson (John E. Anderson)	Director	August 7, 2003

/s/ Edward W. Mehrer, Jr. (Edward W. Mehrer, Jr.)	Director	August 7, 2003

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.

3.1.2	Amendment adopted October 5, 1994, to Restated Articles of Incorporation.

3.1.3	Amendment adopted October 1, 1997, to Restated Articles of Incorporation.

3.2	Restated By-Laws, as amended through April 23, 2003.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

9.1	Agreement of Shareholders of D.D.I., Inc. (formerly Vadis Investments, Inc.) dated April 19, 1989.

10.0.1*	Employment Agreement of Allen R. Rowland, effective November 23, 1999.	Previously filed as Exhibit 10.0 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.0.2*	Employment Agreement of Frank Lazaran, effective June 24, 2003.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.1*	Annual Officer Incentive Compensation Plan, effective June 15, 1998.	Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 16, 1998, which Exhibit is herein incorporated by reference.

10.2.1*	Restricted Stock Plan, as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.1 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.2*	Performance-Based Restricted Stock Plan, as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.2 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.3*	Amendment to the Performance-Based Restricted Stock Plan, effective January 26, 2000.	Previously filed as Exhibit 10.2.3 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.2.4*	Restricted Stock Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.2.4 to Form 10-K for the year ended June 27, 2001, which Exhibit is herein incorporated by reference.

10.3*	Key Employee Stock Option Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.4*	Supplemental Retirement Plan, as amended effective June 15, 2000.	Previously filed as Exhibit 10.4 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.5*	Management Security Plan, as amended and restated effective May 1, 1992	Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended January 8, 2003, which Exhibit is herein incorporated by reference.

10.6*	Senior Corporate Officer’s Management Security Plan, as amended and restated effective May 1, 1992.

10.7*	Winn-Dixie Stores, Inc. Directors’ Deferred Fee Plan as amended through October 4, 2000.	Previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Stock Plan for Directors, effective October 4, 2000.	Previously filed as Exhibit 10.8 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.9	Credit Agreement, dated March 29, 2001, among Winn-Dixie stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000.	Previously filed as Exhibit 10 to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

10.9.1	Amendment to the Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 14, 2002.	Previously filed as Exhibit 10.9.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.9.2	Second Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective May 3, 2002.	Previously filed as Exhibit 10.9.2 to Form 10-K for the year ended June 26, 2002, which Exhibit is herein incorporated by reference.

10.9.3	Third Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 24, 2003.

12.0	Computation of Consolidated Ratios of Earnings to Fixed Charges for Winn-Dixie Stores, Inc.

14.1	Winn-Dixie Code of Conduct

14.2	Code of Ethics for Senior Executive and Financial Officers of Winn-Dixie Stores, Inc.

21.1	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Independent Auditors’ Consent

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350