Form 10-Q
period 2003-09-17
WINN DIXIE STORES INC
filed 2003-10-10
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 17, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑   No ☐

As of September 17, 2003, there were 141,622,710 shares outstanding of the registrant’s common stock, $1 par value.

FORM 10-Q

Part I: Financial Information

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands except per share data

	For the 12 Weeks Ended
	September 17, 2003	September 18, 2002
Net sales	$2,668,624	2,832,765
Cost of sales, including warehouse and delivery expenses	1,939,654	2,033,204

Gross profit on sales	728,970	799,561
Other operating and administrative expenses	722,746	729,833

Operating income	6,224	69,728
Interest expense, net	4,311	14,921

Earnings before income taxes	1,913	54,807
Income tax expense	668	20,005

Net earnings	$1,245	34,802

Basic earnings per share	$0.01	0.25

Diluted earnings per share	$0.01	0.25

Dividends per share	$0.05	0.05

Weighted average common shares outstanding - basic	140,628	140,357

Weighted average common shares outstanding - diluted	141,108	140,807

See accompanying notes to condensed consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in thousands except par value

	September 17, 2003	June 25, 2003
	(Unaudited)	(Note A)
ASSETS

Current Assets:
Cash and cash equivalents	$100,839	127,515
Marketable securities	19,207	19,188
Trade and other receivables	116,946	115,485
Merchandise inventories less LIFO reserve of $218,162 ($216,662 as of June 25, 2003)	1,064,287	1,046,913
Prepaid expenses and other assets	36,504	35,449
Deferred income taxes	125,626	128,904

Total current assets	1,463,409	1,473,454

Cash surrender value of life insurance, net	11,591	16,779
Property, plant and equipment, net	979,754	978,601
Goodwill	87,808	87,808
Non-current deferred income taxes	103,182	106,315
Other assets, net	128,465	127,474

Total assets	$2,774,209	2,790,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$283	276
Current obligations under capital leases	3,392	3,439
Accounts payable	552,204	546,234
Reserve for insurance claims and self-insurance	100,906	97,109
Accrued wages and salaries	90,062	107,538
Accrued rent	127,771	127,654
Accrued expenses	118,303	104,705
Income taxes payable	20,288	31,775

Total current liabilities	1,013,209	1,018,730

Reserve for insurance claims and self-insurance	145,336	144,698
Long-term debt	310,722	310,767
Obligations under capital leases	20,430	21,344
Defined benefit plan	67,729	67,233
Lease liability on closed stores, net of current portion	143,650	149,427
Other liabilities	48,222	49,728

Total liabilities	1,749,298	1,761,927

Commitments and contingent liabilities (Notes I, J, L & O)
Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares issued and outstanding 141,622,710 at September 17, 2003 and 140,818,083 at June 25, 2003	141,623	140,818
Retained earnings	888,738	894,137
Accumulated other comprehensive loss	(5,450)	(6,451)

Total shareholders’ equity	1,024,911	1,028,504

Total liabilities and shareholders’ equity	$2,774,209	2,790,431

See accompanying notes to condensed consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollar amounts in thousands

	For the 12 Weeks Ended
	September 17, 2003	September 18, 2002
Cash flows from operating activities:
Net earnings	$1,245	34,802
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,806	37,979
Deferred income taxes	5,860	5,207
Stock compensation plans	1,175	1,327
Change in operating assets and liabilities:
Trade and other receivables	(1,461)	896
Merchandise inventories	(17,374)	8,977
Prepaid expenses and other assets	(550)	12,444
Accounts payable	5,970	(52,751)
Income taxes payable	(11,487)	12,436
Defined benefit plan	496	504
Reserve for insurance claims and self-insurance	4,435	(5,780)
Other current accrued expenses	(9,045)	(19,146)

Subtotal	18,070	36,895
Income taxes paid on company owned life insurance	—	(52,002)

Net cash provided by (used in) operating activities	18,070	(15,107)

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(37,675)	(22,270)
Decrease (increase) in investments and other assets	988	(4,228)

Net cash used in investing activities	(36,687)	(26,498)

Cash flows from financing activities:
Principal payments on long-term debt	(37)	(101,031)
Principal payments on capital lease obligations	(961)	(802)
Purchase of common stock	—	(40)
Dividends paid	(7,041)	(7,030)
Other	(20)	94

Net cash used in financing activities	(8,059)	(108,809)

Decrease in cash and cash equivalents	(26,676)	(150,414)
Cash and cash equivalents at beginning of year	127,515	227,846

Cash and cash equivalents at end of period	$100,839	77,432

Supplemental cash flow information:
Interest paid	$1,889	29,738
Interest and dividends received	$642	496
Income taxes paid	$6,410	32,621

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(A)	Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 17, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

The balance sheet at June 25, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. and subsidiaries annual report on Form 10-K for the fiscal year ended June 25, 2003. The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in twelve states and the Bahama Islands. Reference to the “Company” includes Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

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

(F)	Merchandise Cost: The Company receives various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. Such rebates are classified as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(G)	LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $1.5 million and $3.0 million in fiscal 2004 and 2003, respectively. If the FIFO method had been used for the current quarter, net earnings would have been $2.2 million, or $.02 per diluted share, as compared with $36.7 million, or $0.26 per diluted share in the previous year. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuations.

(H)	Comprehensive Income: Comprehensive income differs from net income in the quarter due to changes in the fair value of the Company’s marketable securities and adjustments to the additional minimum pension liability. Comprehensive income for the quarter ended September 17, 2003 was $2.2 million, or $.02 per diluted share compared to $35.7 million, or $0.25 per diluted share in the previous year.

(I)	Debt:

	September 17, 2003	June 25, 2003
364-day $100,000 revolving credit facility due 2004; interest payable at LIBOR plus 2.50%	$—	—
Five-year $200,000 revolving credit facility due 2006; interest payable at LIBOR plus 2.50%	—	—
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments and 10.0% of principal paid annually each October	1,117	1,155
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	309,888	309,888

Total	311,005	311,043
Less current portion	283	276

Long-term portion	$310,722	310,767

The Company’s senior secured credit facility includes the 364-day revolving credit agreement and the five-year revolving credit agreement. On October 7, 2003, the Company amended and restated the above referenced credit facility. As amended, the facility provides a three-year revolving facility of $300.0 million containing one-year renewal periods and replaces the prior 364-day and five-year revolving facilities. This facility is an asset-based facility with a borrowing base comprised of an agreed percentage of the inventory balance. Pricing is based on LIBOR plus 2.0% for the first six months and will adjust based on the amount of excess availability on the facility in subsequent months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

The senior secured credit facility contained certain covenants as defined in the credit agreement outstanding at September 17, 2003. The covenants were minimum leverage ratio, fixed charge coverage ratio, funded debt to earnings before interest, taxes, depreciation and amortization and rent (EBITDAR) ratio and tangible net worth. As of October 7, 2003 these financial covenants have been removed and will no longer be tested under the credit agreement. The covenants under the amended and restated credit agreement relate to minimum earnings before interest, taxes, depreciation and amortization (EBITDA) that will not be tested as long as the Company is maintaining a minimum excess availability.

At September 17, 2003, the carrying value of the 8.875% senior notes reflects the value of the interest rate swap of $9.9 million. The interest rate swap asset of $9.9 million is included in Other assets, net on the Condensed Consolidated Balance Sheets.

At September 17, 2003, the Company had $76.2 million in outstanding letters of credit used to support insurance obligations and inventory purchases. The Company pays weighted average commitment fees of 1.9% on the outstanding letters of credit. The commitment fees have been reduced under the amended and restated facility.

(J)	Income Taxes: The provision for income taxes reflects management’s best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2004 and 2003 is 34.9% and 36.5%, respectively.

(K)	Reclassification: Certain prior year amounts may have been reclassified to conform to the current year’s presentation.

(L)	Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sublease income. The following amounts are included in accrued rent and lease liability on closed stores, as of September 17, 2003:

Lease Liability on Closed Stores
Balance at June 25, 2003	$216,026
Additions/adjustments	7,741
Utilization	(21,167)

Balance at September 17, 2003	$202,600

The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

utilization amount includes payments made for rent and related costs and the buyout of ten leases. The lease liability on closed stores consist of $102.7 million related to restructure and $56.6 million related to the exit of the Company’s Texas and Oklahoma operations. The additions/adjustments and the utilization for restructure were $0.1 million and $8.6 million, respectively for the quarter. The additions/adjustments and the utilization for the exit of the Texas and Oklahoma operations were $2.3 million and $3.9 million, respectively for the quarter. The current portion of the accrued balance at September 17, 2003 totals $58.9 million and is included in accrued rent.

(M)	Goodwill and Other Intangible Assets: Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an impairment review at September 17, 2003 and concluded that there were no necessary adjustments.

Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the Condensed Consolidated Balance Sheets, as of September 17, 2003 is as follows:

Other Intangible Assets
Other intangible assets	$7,759
Less: Accumulated amortization	4,035

Other intangible assets, net	$3,724

Amortization expense for other intangible assets for quarters ended September 17, 2003 and September 18, 2002 was $280 and $284, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 25, 2003 is as follows:

Amortization Expense
Remaining for fiscal 2004	897
Fiscal 2005	1,119
Fiscal 2006	429
Fiscal 2007	123
Fiscal 2008	123
Thereafter	1,033

$3,724

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(N)	Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1.0 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidated financial information for the Company and its guarantor subsidiaries is as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

12 Weeks ended September 17, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,181,905	1,486,719	—	2,668,624
Cost of sales	856,482	1,083,172	—	1,939,654

Gross profit	325,423	403,547	—	728,970
Other operating and administrative expenses	318,530	404,216	—	722,746

Operating income (loss)	6,893	(669)	—	6,224
Equity in loss of consolidated subsidiaries	(436)	—	436	—
Interest expense, net	4,311	—	—	4,311

Earnings (loss) before income taxes	2,146	(669)	436	1,913
Income taxes (benefit)	901	(233)	—	668

Net earnings (loss)	$1,245	(436)	436	1,245

12 Weeks ended September 18, 2002

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,276,536	1,556,229	—	2,832,765
Cost of sales	916,031	1,117,173	—	2,033,204

Gross profit	360,505	439,056	—	799,561
Other operating and administrative expenses	309,845	419,988	—	729,833

Operating income	50,660	19,068	—	69,728
Equity in earnings of consolidated subsidiaries	12,108	—	(12,108)	—
Interest expense, net	14,921	—	—	14,921

Earnings before income taxes	47,847	19,068	(12,108)	54,807
Income taxes	13,045	6,960	—	20,005

Net earnings	$34,802	12,108	(12,108)	34,802

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(N)	Guarantor Subsidiaries, continued:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)

September 17, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$307,728	756,559	—	1,064,287
Other current assets	254,266	144,856	—	399,122

Total current assets	561,994	901,415	—	1,463,409
Property, plant and equipment, net	425,818	553,936	—	979,754
Other non-current assets	231,400	99,646	—	331,046
Investments in and advances to/from subsidiaries	647,903	—	(647,903)	—

Total assets	$1,867,115	1,554,997	(647,903)	2,774,209

Accounts payable	$92,358	459,846	—	552,204
Other current liabilities	222,007	238,998	—	461,005

Total current liabilities	314,365	698,844	—	1,013,209
Long-term debt	310,722	—	—	310,722
Other non-current liabilities	217,117	208,250	—	425,367
Common stock of $1 par value	141,623	6,237	(6,237)	141,623
Retained earnings and other shareholders’ equity	883,288	641,666	(641,666)	883,288

Total liabilities and shareholders’ equity	$1,867,115	1,554,997	(647,903)	2,774,209

June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$308,442	738,471	—	1,046,913
Other current assets	279,672	146,869	—	426,541

Total current assets	588,114	885,340	—	1,473,454
Property, plant and equipment, net	422,422	556,179	—	978,601
Other non-current assets	231,074	107,302	—	338,376
Investments in and advances to/from subsidiaries	637,070	—	(637,070)	—

Total assets	$1,878,680	1,548,821	(637,070)	2,790,431

Accounts payable	$107,216	439,018	—	546,234
Other current liabilities	212,400	260,096	—	472,496

Total current liabilities	319,616	699,114	—	1,018,730
Long-term debt	310,767	—	—	310,767
Other non-current liabilities	219,793	212,637	—	432,430
Common stock of $1 par value	140,818	6,237	(6,237)	140,818
Retained earnings and other shareholders’ equity	887,686	630,833	(630,833)	887,686

Total liabilities and shareholders’ equity	$1,878,680	1,548,821	(637,070)	2,790,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(N)	Guarantor Subsidiaries, continued:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

12 Weeks ended September 17, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$11,837	6,233	—	18,070

Purchases of property, plant and equipment, net	(18,714)	(18,961)	—	(37,675)
(Increase) decrease in other assets	(12,060)	2,215	10,833	988

Net cash used in investing activities	(30,774)	(16,746)	10,833	(36,687)

Principal payments on long-term debt	(37)	—	—	(37)
Dividends paid	(7,041)	—	—	(7,041)
Other	(309)	10,161	(10,833)	(981)

Net cash (used in) provided by financing activities	(7,387)	10,161	(10,833)	(8,059)

Decrease in cash and cash equivalents	(26,324)	(352)	—	(26,676)
Cash and cash equivalents at the beginning of the year	120,111	7,404	—	127,515

Cash and cash equivalents at end of the quarter	$93,787	7,052	—	100,839

12 Weeks ended September 18, 2002

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(104,717)	89,610	—	(15,107)

Purchases of property, plant and equipment, net	(11,996)	(10,274)	—	(22,270)
Decrease (increase) in other assets	52,919	(1,998)	(55,149)	(4,228)

Net cash provided by (used in) investing activities	40,923	(12,272)	(55,149)	(26,498)

Principal payments on long-term debt	(101,031)	—	—	(101,031)
Dividends paid	(7,030)	—	—	(7,030)
Other	12,836	(68,733)	55,149	(748)

Net cash used in financing activities	(95,225)	(68,733)	55,149	(108,809)

(Decrease) increase in cash and cash equivalents	(159,019)	8,605	—	(150,414)
Cash and cash equivalents at the beginning of the year	228,981	(1,135)	—	227,846

Cash and cash equivalents at end of the quarter	$69,962	7,470	—	77,432

All costs incurred by the Company’s headquarters that are not specifically identifiable to a subsidiary are allocated to each subsidiary based on its relative size. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on each subsidiary’s effective tax rate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

If the guarantor subsidiaries operated on a stand-alone basis, their expenses may or may not have been higher were it not for the related-party transactions and the headquarters functions described above.

(O)	Litigation: Various claims and lawsuits arising in the normal course of business are pending against the Company, including suits charging violations of certain employment or civil rights laws and various proceedings arising under federal, state or local regulations protecting the environment.

Among the suits charging violation of certain employment laws, there are actions that purport to be class actions and which allege violations of fair labor standard laws and actions alleging discriminatory treatment of employees and applicants, sexual harassment and retaliation. The plaintiffs seek, among other relief, certification of the suits as proper class actions, declaratory judgment that the Company’s practices are unlawful, back pay, front pay, benefits and other compensatory damages, punitive damages, injunctive relief and reimbursement of attorneys’ fees and costs.

The Company is committed to full compliance with all applicable employment and civil rights laws. Consistent with this commitment, the Company has firm and long-standing policies in place prohibiting discrimination and harassment. The Company denies the allegations of the various complaints and is vigorously defending the actions.

While no one can predict the ultimate outcome of any pending or threatened litigation with certainty, management believes that any resolution of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

(P)	Accounting Pronouncements: Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This analysis should be read in conjunction with the Condensed Consolidated Financial Statements appearing elsewhere in this report.

Results of Operations

Sales. Sales for the 12 weeks ended September 17, 2003 were $2.7 billion, a decrease of $164.1 million or 5.8% compared to the same quarter last year. Identical store sales, which include enlargements and exclude the sales from stores that opened or closed during the period, decreased 6.6% for the quarter. Comparable store sales, which include replacement stores, decreased 6.6% for the quarter.

Sales continue to be negatively impacted by an increase in competitive activity, which included additional competitive store openings, increased promotional activity in existing stores by traditional supermarkets and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores. As compared to the corresponding quarter of fiscal 2003, the Company experienced a reduction in customer counts partially offset by an increase in the average dollar amount sold per customer visit. In the Company’s markets, the increase in competitive selling space from store openings as compared to the corresponding quarter of fiscal 2003 is estimated by management to be approximately 19 million square feet. During the same period, the Company increased its total retail space by only 0.2 million square feet.

During the first quarter and continuing into the second quarter, the Company began to implement a sales and marketing plan that includes, lowered pricing, targeted promotional activity, improved friendly service, clean stores, improved in-stock conditions, neighborhood-specific marketing and increased capital expenditures for remodeling, especially expenditures for in-store lighting improvements. During the latter part of the quarter, the Company began to shift its pricing and promotions mix to invest more heavily in lowered pricing and less in special sales markdowns. The Company expects this trend to continue into the second quarter and will adjust the mix on an on-going basis as needed. The Company is committed to this plan and the results will depend on the Company’s ability to execute the plan, competitors’ response and customer acceptance of the plan over the remainder of the year.

For the 12 weeks ended September 17, 2003, the Company opened three new stores and closed one existing store. A total of 1,075 locations were in operation on September 17, 2003, compared to 1,073 on September 18, 2002. As of September 17, 2003, retail space totaled 47.7 million square feet compared to 47.5 million square feet in the prior year. The Company has five new stores under construction.

Gross Profit. Gross profit decreased $70.6 million for the quarter compared to the same quarter last year. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal 2003 was 27.3% and 28.2%, respectively. Decreased gross profit margin is primarily due to the increased investment in promotional sales discounts and aggressive pricing strategies to increase sales as described above.

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased $7.1 million for the current quarter as compared to the corresponding quarter in fiscal 2003. As a percentage of sales, other operating and administrative expenses for the current quarter and the corresponding quarter of the previous year was 27.1% and 25.8%, respectively.

The decrease in other operating and administrative expenses is primarily due to reductions in payroll and related costs of $19.1 million partially offset by increases in rent and utilities expenses of $7.8 million, insurance expense of $2.9 million and advertising expense of $2.6 million.

Rent expense for the quarter on operating leases was $79.1 million, as compared to $78.2 million in the previous year.

Interest Expense. Interest expense totaled $4.3 million for the current quarter and $14.9 in the corresponding quarter in fiscal 2003. Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases. The previous year’s interest expense included $2.6 million of unamortized debt issue costs, $3.3 million payment to unwind the swap associated with the early extinguishment of debt, and $3.2 million of interest related to the six-year term note which is no longer outstanding.

Income Taxes. Income taxes have been accrued at an effective tax rate of 34.9% for fiscal 2004. Income taxes were accrued at an effective tax rate of 36.5% for the first quarter of fiscal 2003. This rate is expected to approximate the effective rate for fiscal year 2004.

Net Earnings. Net earnings for the current quarter amounted to $1.2 million, or $0.01 per diluted share as compared to $34.8 million, or $0.25 per diluted share for the corresponding quarter of the previous year. The LIFO charge reduced net earnings by $1.0 million, or $0.01 per diluted share in the current quarter compared to $1.9 million, or $0.01 per diluted share in the corresponding quarter of the previous year.

Liquidity and Capital Resources

Cash and marketable securities amounted to $120.0 million at September 17, 2003 compared to $146.7 million at June 25, 2003. Working capital amounted to $450.2 million at September 17, 2003, compared to $454.7 million at June 25, 2003. During the current quarter, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 2.0%.

Net cash provided by (used in) operating activities amounted to $18.1 million for the 12 weeks ended September 17, 2003, compared to $(15.1) million in the previous year. Cash used in operations during the previous year was impacted by the payment of $52.0 million to the Internal Revenue Service related to company owned life insurance.

Net cash used in investing activities was $36.7 million for the 12 weeks ended September 17, 2003, compared to $26.5 million in the previous year. The change was primarily due to an increase in capital expenditures. Capital expenditures for the current quarter totaled $37.7 million compared to $22.3 million for the corresponding quarter of fiscal 2003.

The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $275.0 million in fiscal 2004. The Company has no material construction or purchase commitments outstanding as of September 17, 2003.

Net cash used in financing activities was $8.1 million for the 12 weeks ended September 17, 2003, compared to $108.8 million in the previous year. In the prior year, the Company prepaid $100.0 million on the six-year term loan.

On October 7, 2003, the Company amended and restated its credit facility to provide a three-year revolving facility of $300.0 million and is asset-based with a borrowing base comprised of an agreed percentage of the inventory balance (See note (I) “Debt”). The Company believes that its cash flow from operations and available credit facility are adequate to fund its operating and capital needs.

Impact of Inflation

The Company’s primary costs, inventory and labor, increase with inflation. Recovery of these costs will come, if at all, from improved operating efficiencies, including improvements in merchandise procurement, and to the extent permitted by the competition, through improved gross profit margins.

Critical Accounting Policies

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company constantly reviews these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

The following is a discussion of the accounting policies considered to be most critical to the Company. These accounting policies are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company’s filings with the Securities and Exchange Commission.

Factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements include, but are not limited to:

•	our ability to implement and execute our strategic vision;
•	our response to changing customer demands and spending patterns;
•	our response to the entry of new competitors in our markets, especially from non-traditional grocery retailers such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores, drug stores and conventional department stores;
•	the success of our pricing and promotional policies;
•	the success of our Customer Reward Card program in tailoring product offerings to customer preferences;
•	our ability to appropriately maintain our store facilities and execute our in-store operational plan;
•	our ability to recruit, retain and develop key management and employees;
•	consolidation in the supermarket industry;
•	changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations;
•	the impact of changes in the Company’s debt ratings by nationally recognized rating agencies;
•	our ability to integrate acquired operations;
•	our ability to develop new stores or complete remodels as planned;
•	our ability to successfully implement new technology;
•	the rate of inflation or deflation; and
•	general business and economic conditions in the Company’s operating regions.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established any interest risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of “A” or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

The table below summarizes the Company’s market risks associated with long-term debt obligations and interest rate swaps as of September 17, 2003. For long-term debt obligations, the table presents cash flows related to payments of principal by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of September 17, 2003.

Expected Maturity Date

(Dollar amounts in thousands)

	2004	2005	2006	2007	2008	Total	Fair Value
Long-term debt
Fixed rate	$283	280	276	278	300,000	$301,117	$320,047
Average interest rate	9.40%	9.40%	9.40%	9.40%	8.88%	8.88%
Interest rate swaps
Fixed to Variable	$—	—	—	—	300,000	$300,000	$9,888
Average pay rate	—	—	—	—	10.52%	10.52%
Average receive rate	—	—	—	—	8.88%	8.88%

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Part II – Other Information

Item 1.	Legal Proceedings

The Company is involved in various legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. While no one can predict the ultimate outcome of any pending or threatened litigation with certainty, management believes that any resolution of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From

3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.1	Amended and Restated Credit Agreement dated October 7, 2003, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $300,000,000 effective October 7, 2003.	Previously filed as Exhibit 10.1 to Form 8-K filed on October 9, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Not applicable.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: October 10, 2003	/S/ RICHARD P. MC COOK

Richard P. McCook
Senior Vice President and Chief Financial Officer

Date: October 10, 2003	/S/ D. MICHAEL BYRUM

D. Michael Byrum
Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From

3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.1	Amended and Restated Credit Agreement dated October 7, 2003, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $300,000,000 effective October 7, 2003.	Previously filed as Exhibit 10.1 to Form 8-K filed on October 9, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.