Form 10-Q
period 2004-01-07
WINN DIXIE STORES INC
filed 2004-02-10
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 7, 2004

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

Yes ☑ No ☐

As of January 7, 2004, there were 141,767,113 shares outstanding of the registrant’s common stock, $1 par value.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands except per share data

	For the 16 Weeks Ended
	January 7, 2004	January 8, 2003
Net sales	$3,560,979	3,786,485
Cost of sales, including warehouse and delivery expenses	2,654,713	2,692,054

Gross profit on sales	906,266	1,094,431
Other operating and administrative expenses	1,027,609	997,264

Operating (loss) income	(121,343)	97,167
Bank agreement termination income	—	52,740

	(121,343)	149,907
Interest expense, net	8,923	9,134

(Loss) earnings before income taxes	(130,266)	140,773
Income tax (benefit) expense	(50,726)	49,410

Net (loss) earnings	$(79,540)	91,363

Basic (loss) earnings per share	$(0.57)	0.65

Diluted (loss) earnings per share	$(0.57)	0.65

Dividends per share	$0.05	0.05

Weighted average common shares outstanding - basic	140,657	140,390

Weighted average common shares outstanding - diluted	140,657	140,822

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands except per share data

	For the 28 Weeks Ended
	January 7, 2004	January 8, 2003
Net sales	$6,229,603	6,619,250
Cost of sales, including warehouse and delivery expenses	4,594,367	4,725,258

Gross profit on sales	1,635,236	1,893,992
Other operating and administrative expenses	1,750,355	1,727,097

Operating (loss) income	(115,119)	166,895
Bank agreement termination income	—	52,740

	(115,119)	219,635
Interest expense, net	13,234	24,055

(Loss) earnings before income taxes	(128,353)	195,580
Income tax (benefit) expense	(50,058)	69,415

Net (loss) earnings	$(78,295)	126,165

Basic (loss) earnings per share	$(0.56)	0.90

Diluted (loss) earnings per share	$(0.56)	0.90

Dividends per share	$0.10	0.10

Weighted average common shares outstanding - basic	140,645	140,376

Weighted average common shares outstanding - diluted	140,645	140,816

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands

	January 7, 2004	June 25, 2003
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$45,130	127,515
Marketable securities	19,279	19,188
Trade and other receivables	118,637	115,485
Income tax receivable	40,075	—
Merchandise inventories less LIFO reserve of $213,108 ($214,547 as of June 25, 2003)	1,010,854	1,046,913
Prepaid expenses and other assets	45,671	35,449
Deferred income taxes	120,861	128,904

Total current assets	1,400,507	1,473,454

Cash surrender value of life insurance, net	7,599	16,779
Property, plant and equipment, net	948,158	978,601
Goodwill	87,808	87,808
Non-current deferred income taxes	98,994	106,315
Other assets, net	140,836	127,474

Total assets	$2,683,902	2,790,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$263	276
Current obligations under capital leases	2,996	3,439
Accounts payable	543,142	546,234
Reserve for insurance claims and self-insurance	103,506	97,109
Accrued wages and salaries	95,854	107,538
Accrued rent	119,888	127,654
Accrued expenses	122,033	104,705
Income taxes payable	—	31,775

Total current liabilities	987,682	1,018,730

Reserve for insurance claims and self-insurance	168,157	144,698
Long-term debt	310,276	310,767
Obligations under capital leases	16,889	21,344
Defined benefit plan	68,128	67,233
Lease liability on closed stores, net of current portion	140,715	149,427
Other liabilities	49,478	49,728

Total liabilities	1,741,325	1,761,927

Commitments and contingent liabilities (Notes I, J, L & Q)
Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares issued and 141,767,113 outstanding at January 7, 2004 and 140,818,083 at June 25, 2003	141,767	140,818
Retained earnings	804,631	894,137
Accumulated other comprehensive loss	(3,821)	(6,451)

Total shareholders’ equity	942,577	1,028,504

Total liabilities and shareholders’ equity	$2,683,902	2,790,431

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollar amounts in thousands

	For the 28 Weeks Ended
	January 7, 2004	January 8, 2003
Cash flows from operating activities:
Net (loss) earnings	$(78,295)	126,165
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,176	88,762
Asset impairment charges	36,404	—
Deferred income taxes	13,830	12,151
Stock compensation plans	3,794	2,405
Change in operating assets and liabilities:
Trade and other receivables	(3,152)	(20,735)
Merchandise inventories	36,059	(67,323)
Prepaid expenses and other assets	(7,675)	14,073
Accounts payable	(3,092)	4,481
Income taxes receivable/payable	(71,850)	31,925
Defined benefit plan	895	897
Reserve for insurance claims and self-insurance	29,856	(15,960)
Other accrued expenses	(10,161)	(58,315)

Subtotal	38,789	118,526
Income taxes paid on company owned life insurance	—	(52,002)

Net cash provided by operating activities	38,789	66,524

Cash flows from investing activities:
Purchases of property, plant and equipment	(93,385)	(92,186)
Increase in investments and other assets	(8,863)	(18,439)
Proceeds from sale of facilities	—	10,361
Marketable securities	(91)	—

Net cash used in investing activities	(102,339)	(100,264)

Cash flows from financing activities:
Principal payments on long-term debt	(504)	(103,217)
Debt issuance cost	(2,503)	—
Principal payments on capital lease obligations	(2,019)	(1,871)
Purchase of common stock	—	(40)
Dividends paid	(14,128)	(14,068)
Other	319	1,981

Net cash used in financing activities	(18,835)	(117,215)

Decrease in cash and cash equivalents	(82,385)	(150,955)
Cash and cash equivalents at beginning of year	127,515	227,846

Cash and cash equivalents at end of period	$45,130	76,891

Supplemental cash flow information:
Interest paid	$16,392	44,464
Interest and dividends received	$1,325	1,581
Income taxes paid	$8,164	55,501

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(A)	Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 28 weeks ended January 7, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

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

(B)	Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market.

(C)	Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(D)	Inventories: Inventories are stated at the lower of cost or market. The “dollar value” last-in, first-out (LIFO) method is used to determine the cost of approximately 85% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing, pharmacy and produce inventories are valued at the lower of first-in, first-out (FIFO), cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

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

Additionally, the Company offers awards to customers based on an accumulation of points as part of the Customer Reward Card program. The Company establishes a reserve for outstanding points.

(F)	Merchandise Cost: The Company adopted the provisions of EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16) on a prospective basis during the third quarter of the fiscal year ended June 25, 2003.

The Company receives various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. Such rebates are classified as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

Promotional allowances are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the terms of the underlying agreement with the vendor, the guidance set forth in EITF 02-16 and when management has concluded that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require specific performance by the Company or time-based merchandising of vendor products. Contractually obligated allowances are recognized as the specific performance criteria set forth in the contract are met or the expiration of time takes place. In addition, portions of promotional allowances that are contractually refundable to the vendor, in whole or in part, are deferred from recognition until realization is assured.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

Certain other allowances for new item introductions, or slotting fees, are included as a reduction of cost of sales as the initial product is sold. Since the Company uses the retail method of valuing inventory, average product turnover rates are used to determine the amount of product sold and ultimately the amount of fees deferred.

(G)	LIFO: Results for the quarter reflect a pre-tax LIFO inventory benefit of $2.9 million compared to no charge or benefit in the same quarter of the prior year. The year-to-date LIFO benefit is $1.4 million in fiscal 2004 and a charge of $3.0 million in fiscal 2003. If the FIFO method had been used for the current quarter, net (loss) earnings would have been ($81.3) million, or ($0.58) per diluted share, as compared with $91.4 million, or $0.65 per diluted share in the previous year. If the FIFO method had been used for the year, net (loss) earnings would have been ($79.2) million, or ($0.56) per diluted share, as compared with $128.1 million, or $0.91 per diluted share, in the previous year.

The LIFO inventory benefit is a result of estimated liquidations of prior LIFO layers of $4.3 million due to a reduction in FIFO inventory carrying values of $37.5 million from June 25, 2003. FIFO inventory carrying values at June 30, 2004 are expected to be at or below the current levels.

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

(H)	Comprehensive Income: Comprehensive (loss) income differs from net (loss) income for the quarter and year to date due to changes in the fair value of the Company’s marketable securities and adjustments to the additional minimum pension liability. Comprehensive (loss) income for the quarter ended January 7, 2004 was ($77.9) million, or ($0.55) per diluted share compared to $91.9 million, or $0.65 per diluted share in the previous year. For the year, comprehensive (loss) income was ($75.7) million or ($0.54) per diluted share compared to $127.7 million or $0.91 per diluted share in the previous year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(I)	Debt:

	January 7, 2004	June 25, 2003
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments and 10.0% of principal paid annually each October	950	1,155
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	309,589	309,888

Total	310,539	311,043
Less current portion	263	276

Long-term portion	$310,276	310,767

As of June 25, 2003 the Company’s senior secured credit facility included a 364-day $200.0 million revolving credit agreement due 2004 with interest payable at LIBOR plus 2.5% and a five-year $200.0 million revolving credit agreement due 2006 with interest also payable at LIBOR plus 2.5%. On October 7, 2003, the Company amended and restated the above referenced credit facility. As amended, the facility provides a three-year revolving facility of $300.0 million containing one-year renewal periods and replaces the prior 364-day and five-year revolving facilities.

The amended facility is an asset-based facility with a borrowing base comprised of an agreed percentage of the inventory balance. Pricing is based on LIBOR plus 2.0% for the first six months and will adjust based on the amount of excess availability on the facility in subsequent months. At June 25, 2003 and January 7, 2004, no amounts were drawn on either of the revolving credit facilities.

Covenants under the credit agreement relate to minimum earnings before interest, taxes, depreciation and amortization (EBITDA) that will not be tested as long as the Company does not draw more than $225.0 million on the facility. Covenants related to the senior notes require maintaining a minimum fixed charge coverage ratio in order to incur additional indebtedness. The definition of indebtedness also encompasses restricted payments such as dividends.

At January 7, 2004, the carrying value of the 8.875% senior notes reflects the value of the interest rate swap of $9.6 million. The interest rate swap asset of $9.6 million is included in Other assets, net on the Condensed Consolidated Balance Sheets.

At January 7, 2004, the Company had $82.3 million in outstanding letters of credit used to support insurance obligations and inventory purchases. Of the total, $65.3 million is under the credit facility and represents a reduction of the same amount in the borrowing capacity of the facility. The remaining $17.0 million is in a separate agreement outside the credit facility. The Company pays weighted average commitment fees of 1.7% on the outstanding letters of credit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(J)	Income Taxes: The provision for income taxes reflects management’s best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2004 and 2003 is 39.0% and 35.5%, respectively. The current year effective tax rate increased during the current quarter based on expected results for the year and the impact of permanent tax differences.

(K)	Reclassification: Certain prior year amounts may have been reclassified to conform to the current year’s presentation.

(L)	Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sublease income. The following amounts are included in accrued rent and lease liability on closed stores, as of January 7, 2004:

Lease Liability on Closed Stores
Balance at June 25, 2003	$216,026
Additions/adjustments	28,039
Utilization	(41,084)

Balance at January 7, 2004	$202,981

The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of 18 leases. The lease liability on closed stores consists of $109.3 million related to restructure and $52.2 million related to the exit of the Company’s Texas and Oklahoma operations. The additions/adjustments and the utilization for restructure were $19.0 million and $21.1 million, respectively for the year. The additions/adjustments and the utilization for the exit of the Texas and Oklahoma operations were $3.3 million and $8.8 million, respectively for the year. The current portion of the accrued balance at January 7, 2004 totals $62.3 million and is included in accrued rent.

(M)	Goodwill and Other Intangible Assets: Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an impairment review at January 7, 2004 and concluded that there were no necessary adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The Company reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. The balance, which is a component of other assets on the Condensed Consolidated Balance Sheets, as of January 7, 2004 is as follows:

Other Intangible Assets
Other intangible assets	$8,072
Less: Accumulated amortization	4,403

Other intangible assets, net	$3,669

Amortization expense for other intangible assets for quarters ended January 7, 2004 and January 8, 2003 was $368 and $368, respectively. For the year to date, amortization expense was $647 and $652 for fiscal 2004 and 2003, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 25, 2003 is as follows:

Amortization Expense
Remaining for fiscal 2004	544
Fiscal 2005	1,140
Fiscal 2006	450
Fiscal 2007	144
Fiscal 2008	144
Thereafter	1,247

$3,669

(N)	Impairment: In light of the continued decline in sales and cash flow of certain store locations, the Company reviewed the carrying amount of long-lived assets in its store locations in the second quarter of fiscal 2004. The Company estimated the future cash flows expected to result from continued operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Accordingly, the Company determined that the related assets had been impaired. The Company measured the impairment and recorded an impairment charge of $36.4 million, which was included in other operating and administrative expenses. The Company used the estimated fair value of the assets to adjust its carrying value of the assets. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(O)	Self-Insurance: During the 16 weeks ended January 7, 2004, the Company increased its reserve for self-insurance related to workers’ compensation by an additional $21.4 million. Self-insurance expense is a component of other operating and administrative expenses on the Condensed Consolidated Statements of Operations. Each quarter the Company evaluates claim costs based on indications of adverse claim payments patterns, settlement results and changes in workers’ compensation laws. The Company uses an independent actuary to analyze development of the number and average value of workers’ compensation claims. The current quarter actuarial valuation required an increase in the reserve.

(P)	Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1.0 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidated financial information for the Company and its guarantor subsidiaries is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

16 Weeks ended January 7, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,606,547	1,954,432	—	3,560,979
Cost of sales	1,194,262	1,460,451	—	2,654,713

Gross profit	412,285	493,981	—	906,266
Other operating and administrative expenses	452,377	575,232	—	1,027,609

Operating loss	(40,092)	(81,251)	—	(121,343)
Equity in loss of consolidated subsidiaries	(49,535)	—	49,535	—
Interest expense, net	8,923	—	—	8,923

Loss before income taxes	(98,550)	(81,251)	49,535	(130,266)
Income tax benefit	(19,010)	(31,716)	—	(50,726)

Net loss	$(79,540)	(49,535)	49,535	(79,540)

28 Weeks ended January 7, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,788,452	3,441,151	—	6,229,603
Cost of sales	2,050,744	2,543,623	—	4,594,367

Gross profit	737,708	897,528	—	1,635,236
Other operating and administrative expenses	770,907	979,448	—	1,750,355

Operating loss	(33,199)	(81,920)	—	(115,119)
Equity in loss of consolidated subsidiaries	(49,971)	—	49,971	—
Interest expense, net	13,234	—	—	13,234

Loss before income taxes	(96,404)	(81,920)	49,971	(128,353)
Income tax benefit	(18,109)	(31,949)	—	(50,058)

Net loss	$(78,295)	(49,971)	49,971	(78,295)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

16 Weeks ended January 8, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,704,967	2,081,518	—	3,786,485
Cost of sales	1,219,589	1,472,465	—	2,692,054

Gross profit	485,378	609,053	—	1,094,431
Other operating and administrative expenses	429,108	568,156	—	997,264

Operating income	56,270	40,897	—	97,167
Equity in earnings of consolidated subsidiaries	26,574	—	(26,574)	—
Bank agreement terminiation income	52,740	—	—	52,740
Interest expense, net	9,134	—	—	9,134

Earnings before income taxes	126,450	40,897	(26,574)	140,773
Income taxes	35,087	14,323		49,410

Net earnings	$91,363	26,574	(26,574)	91,363

28 Weeks ended January 8, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,981,503	3,637,747	—	6,619,250
Cost of sales	2,135,620	2,589,638	—	4,725,258

Gross profit	845,883	1,048,109	—	1,893,992
Other operating and administrative expenses	738,953	988,144	—	1,727,097

Operating income	106,930	59,965	—	166,895
Equity in earnings of consolidated subsidiaries	38,682	—	(38,682)	—
Bank agreement terminiation income	52,740	—	—	52,740
Interest expense, net	24,055	—	—	24,055

Earnings before income taxes	174,297	59,965	(38,682)	195,580
Income taxes	48,132	21,283	—	69,415

Net earnings	$126,165	38,682	(38,682)	126,165

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

January 7, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$309,215	701,639	—	1,010,854
Other current assets	249,267	140,386	—	389,653

Total current assets	558,482	842,025	—	1,400,507
Property, plant and equipment, net	401,065	547,093	—	948,158
Other non-current assets	235,942	99,295	—	335,237
Investments in and advances to/from subsidiaries	594,912	—	(594,912)	—

Total assets	$1,790,401	1,488,413	(594,912)	2,683,902

Accounts payable	$113,571	429,571	—	543,142
Other current liabilities	194,692	249,848	—	444,540

Total current liabilities	308,263	679,419	—	987,682
Long-term debt	310,276	—	—	310,276
Other non-current liabilities	229,285	214,082	—	443,367
Common stock of $1 par value	141,767	6,237	(6,237)	141,767
Retained earnings and other shareholders’ equity	800,810	588,675	(588,675)	800,810

Total liabilities and shareholders’ equity	$1,790,401	1,488,413	(594,912)	2,683,902

June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$308,442	738,471	—	1,046,913
Other current assets	279,672	146,869	—	426,541

Total current assets	588,114	885,340	—	1,473,454
Property, plant and equipment, net	422,422	556,179	—	978,601
Other non-current assets	231,074	107,302	—	338,376
Investments in and advances to/from subsidiaries	637,070	—	(637,070)	—

Total assets	$1,878,680	1,548,821	(637,070)	2,790,431

Accounts payable	$107,216	439,018	—	546,234
Other current liabilities	212,400	260,096	—	472,496

Total current liabilities	319,616	699,114	—	1,018,730
Long-term debt	310,767	—	—	310,767
Other non-current liabilities	219,793	212,637	—	432,430
Common stock of $1 par value	140,818	6,237	(6,237)	140,818
Retained earnings and other shareholders’ equity	887,686	630,833	(630,833)	887,686

Total liabilities and shareholders’ equity	$1,878,680	1,548,821	(637,070)	2,790,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

28 Weeks ended January 7, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(56,974)	95,763	—	38,789

Purchases of property, plant and equipment, net	(49,804)	(43,581)	—	(93,385)
Decrease (increase) in other assets	41,014	(92,126)	42,158	(8,954)

Net cash used in investing activities	(8,790)	(135,707)	42,158	(102,339)

Principal payments on long-term debt	(14,128)	—	—	(14,128)
Dividends paid	(504)	—	—	(504)
Other	(1,705)	39,660	(42,158)	(4,203)

Net cash (used in) provided by financing activities	(16,337)	39,660	(42,158)	(18,835)

				—
Decrease in cash and cash equivalents	(82,101)	(284)	—	(82,385)
Cash and cash equivalents at the beginning of the year	120,111	7,404	—	127,515

Cash and cash equivalents at end of the period	$38,010	7,120	—	45,130

28 Weeks ended January 8, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(89,807)	156,331	—	66,524

Purchases of property, plant and equipment, net	(62,087)	(30,099)	—	(92,186)
Decrease (increase) in other assets	68,473	(866)	(75,685)	(8,078)

Net cash provided by (used in) investing activities	6,386	(30,965)	(75,685)	(100,264)

Principal payments on long-term debt	(103,217)	—	—	(103,217)
Dividends paid	(14,068)	—	—	(14,068)
Other	41,098	(116,713)	75,685	70

Net cash used in financing activities	(76,187)	(116,713)	75,685	(117,215)

				—
(Decrease) increase in cash and cash equivalents	(159,608)	8,653	—	(150,955)
Cash and cash equivalents at the beginning of the year	228,981	(1,135)	—	227,846

Cash and cash equivalents at end of the period	$69,373	7,518	—	76,891

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

(Q)	Litigation: Various claims and lawsuits arising in the normal course of business are pending against the Company, including suits charging violations of certain employment or civil rights laws, claims and suits relating to both regulated and non-regulated aspects of the business and various proceedings arising under federal, state or local regulations protecting the environment.

There are actions that purport to be class or collective actions and which allege violations of employment laws or other regulations affecting the Company’s business. The plaintiffs seek, among other relief, certification of the suits as proper class or collective actions, declaratory judgment that the Company’s practices are unlawful, monetary damages (including punitive damages), injunctive relief and reimbursement of attorneys’ fees and costs.

The Company is committed to full compliance with applicable law. The Company denies the allegations of the various complaints and is vigorously defending the actions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This standard is effective in financial statements entered into or modified after May 31, 2003. The adoption of this standard did not have a material effect on the Company’s financial statements.

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in a VIE created before February 1, 2003, FIN 46 and FIN 46-R apply to VIE’s no later than the end of the first reporting period ending after March 15, 2004 (the quarter ending March 31, 2004) for the Company). The Interpretations require certain disclosures in financial statements issued after December 31, 2003, if it is reasonably possible that our Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

The adoption of FIN 46 for entities created after January 31, 2003, did not have a material effect on our financial position and results of operations and we do not believe that it will have a material effect on our financial position or results of operations for entities created prior to January 31, 2003.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of the Company’s business strategies, each of which are subject to certain risks. All of the information in this section should be read in conjunction with the information contained in “Forward Looking Statements” below.

Executive Overview

The Company attributed its second quarter loss to several factors, including the impact of its aggressive pricing programs on gross profit margins and the increasingly competitive environment in the grocery industry. In addition, an asset impairment charge of $36.4 million and an increase in the self-insurance reserve of $21.4 million added to the loss.

During the first and second quarters of fiscal 2004, the Company implemented a series of initiatives designed to increase sales. These initiatives included: a new “shelf” pricing program that lowered prices on core basket items to position the Company as one of the consistent price leaders among traditional supermarkets in its geographic markets; a customer service improvement plan that focused on the Company’s mystery shop program and the introduction of a “manager assisting customers” position to supervise the front end of each store; and an in-stock monitoring program designed to increase store-level focus on in-stock levels on the top 1,000 items in each store.

As a result of the Company’s new pricing program and other factors, gross profit dollars and margins declined significantly during the second quarter. During the quarter, the Company ran two aggressive, price-related campaigns, one based on the lower shelf prices and the other based on advertised promotional pricing obtained through use of the Company’s Customer Rewards Card and other advertising vehicles. Company management believed it was necessary to run both of these programs to attract customers into its stores and achieve increased sales.

Management believes that as consumers recognize and gain confidence in the new shelf-pricing program, customer count will increase and customers will purchase more non-promotional items, improving gross profit. As a result, the Company will, in the third quarter, de-emphasize certain limited aspects of its promotional program and will refine its shelf-pricing program while maintaining its focus on targeted core basket items.

New Initiatives

The Company has announced a series of major actions designed to improve competitive market position and marketing programs. These initiatives include (1) a review of business strategies and marketing programs being conducted in conjunction with an experienced brand marketing consulting firm; (2) an expense reduction plan designed to achieve a $100.0 million annual expense reduction rate based on the current expense levels by July 1, 2004; (3) a market positioning review through which markets will be identified as either core, and positioned for future investment and growth, or non-core, and evaluated for sale or closure; (4) an image makeover program targeting approximately 700 stores for facilities improvements including interior and exterior décor, lighting, and the Company’s new produce layout; and (5) a process re-engineering initiative that is intended to enhance organizational effectiveness and accountability and which will focus on changes necessary to enable the central procurement function to better support Company business initiatives.

Management expects the market positioning plan to be completed and approved by the Board of Directors by the end of April 2004. Execution of the plan may result in asset write-downs and restructuring charges in the second half of fiscal 2004.

Results of Operations

Sales. Sales for the 16 weeks ended January 7, 2004 were $3.6 billion, a decrease of $225.5 million or 6.0% compared to the same quarter last year. For the 28 weeks ended January 7, 2004, sales were $6.2 billion, a decrease of $389.6 million, or 5.9%, compared with the prior year. Identical store sales, which include enlargements and exclude the sales from stores that opened or closed during the period, decreased 6.8% for the quarter and 6.7% for the year. Comparable store sales, which include replacement stores, decreased 6.8% for the quarter and 6.7% for the year.

The identical sales decline of 6.8% during the quarter was primarily caused by (a) increased competition through competitive store openings, (b) the fact that in the second quarter of the prior year the Company introduced its Customer Reward Card in North and South Carolina and (c) price reductions as part of the implementation of the Company’s shelf-pricing program without a corresponding significant increase in tonnage. Store conditions, inconsistent customer service, promotional activity in existing stores by traditional supermarket competitors and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores contributed to the remainder of the decline. Based on projected Company store openings and management’s knowledge of competitor store opening plans, Company management expects competitive store openings to continue to negatively impact Company sales for at least the remainder of the fiscal year.

For the 28 weeks ended January 7, 2004, the Company opened six new stores and closed one existing store. A total of 1,078 locations were in operation on January 7, 2004, compared to 1,075 on January 8, 2003. As of January 7, 2004, retail space totaled 47.8 million square feet compared to 47.6 million square feet in the prior year. The Company has four new stores under construction.

Gross Profit. Gross profit decreased $188.2 million for the quarter compared to the same quarter last year. For the year, gross profit decreased $258.8 million compared to the prior year. As a percentage of sales, gross profit for the current quarter and the corresponding quarter of fiscal 2003 was 25.4% and 28.9%, respectively. As a percentage of sales, gross profit for the year and the prior year was 26.2% and 28.6%, respectively.

The gross margin rate has been negatively impacted by several factors this quarter. Because the Company introduced its shelf-pricing program in the second quarter without reducing promotional programs, the Company invested significantly in price reductions and promotional activity during the quarter. In addition, in the second quarter, the Company experienced a decline as compared to the prior year in funds received from vendors that are based upon additional cases being purchased. As sales have declined over the past four quarters, the majority of these funds have not been available to the Company. Increased shrink also negatively impacted gross profit.

Steps management is taking to enhance gross margin include the changes to the Company’s shelf-pricing program described under “Executive Overview” above. In addition, the Company is evaluating changes to branding programs and overall product mix in the perishables departments, including the initial rollout of a new deli layout with a national brand replacing certain private label luncheon meats, to enhance sales of higher margin products. Company management expects the gross margin rate for the remainder of fiscal 2004 to be less than the comparable periods of the previous year.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $30.3 million for the current quarter as compared to the corresponding quarter in fiscal 2003. For the year, other operating and administrative expenses increased $23.3 million as compared to the prior year. As a percentage of sales, other operating and administrative expenses for the current quarter and the corresponding quarter of the previous year was 28.8% and 26.3%, respectively and was 28.1% and 26.1% for the current and prior year, respectively.

The increase in other operating and administrative expenses was the result of several factors. During the second quarter, the Company recognized an impairment charge of $36.4 million. In light of continued decline in sales and cash flows of certain store locations, the Company reviewed the carrying amount of long-lived assets in the second quarter. Based on this review, it was determined that certain assets had been impaired (See Note N). The Company increased its reserve for self- insurance by $21.4 million due to unfavorable development of the number and average reserved value of workers’ compensation claims during the current quarter (See Note O).

In addition, marketing expense increased $6.8 million over the same quarter in the prior year and $9.7 million over the prior year as a result of increased promotional activity. These increases were partially offset by a reduction in retail labor payroll and the expectation of lower incentive-based compensation and benefits expenditures in fiscal 2004 as a result of lower sales volumes.

Rent expense for the quarter on operating leases was $106.1 million, as compared to $104.7 million in the previous year.

Interest Expense. Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases. Interest expense totaled $8.9 million for the current quarter and $9.1 million in the corresponding quarter in fiscal 2003. Interest expense for the quarter remained relatively unchanged as compared to fiscal 2003 through a reduction in interest on the six-year term note which is no longer outstanding offset by the write off of $2.6 million of unamortized debt issue costs related to the amendment of the credit facility which occurred during the quarter. For the year, interest expense totaled $13.2 million in fiscal 2004 as compared to $24.1 million in fiscal 2003. The decline in interest is related primarily to a $3.3 million payment to unwind the swap associated with the early extinguishment of debt and $6.2 million of interest related to the six-year term note which is no longer outstanding.

Income Taxes. Income taxes have been accrued at an effective tax rate of 39.0% for fiscal 2004. The change in the effective tax rate during the quarter was due to the expected results for the year and the impact of permanent tax differences. Fiscal 2003 was accrued at 35.5%.

Net Earnings. Net loss for the current quarter amounted to $79.5 million, or $0.57 per diluted share as compared to net earnings of $91.4 million, or $0.65 per diluted share for the corresponding quarter of the previous year. For the year, net loss amounted to $78.3 million, or $0.56 per diluted share, as compared to net earnings of $126.2 million, or $0.90 per diluted share, in the prior year.

Liquidity and Capital Resources

Cash and marketable securities amounted to $64.4 million at January 7, 2004 compared to $146.7 million at June 25, 2003. The decline in cash and marketable securities is primarily the result of capital expenditures that exceeded cash flow from operations. Working capital, which is comprised of current assets less current liabilities, amounted to $412.8 million at January 7, 2004, compared to $454.7 million at June 25, 2003. During the current quarter, excess cash was invested in highly liquid overnight investments with an average interest rate received of approximately 2.8%.

The following table sets forth certain consolidated statements of cash flow data:

	28 Weeks Ended
	January 7, 2004	January 8, 2003
Cash provided by (used for):
Operating activities	$38.8	$66.5
Investing activities	(102.3)	(100.3)
Financing activities	(18.8)	(117.2)

Cash provided by operations remained positive despite the net loss for the first two quarters of fiscal 2004. The cash flow from operations was driven mainly by the decrease in merchandise inventories related to improvements in overall inventory management along with increases in accounts payable due to efforts begun in 2003 to negotiate optimal payment terms with vendors.

The Company requires capital primarily for the development of new stores, remodeling of older stores and investment in technology. Capital expenditures totaled $55.7 million for the current quarter compared to $69.9 million for the corresponding quarter of fiscal 2003 and totaled $93.4 million for the year compared to $92.2 million in the prior year.

Company management believes that it must improve the condition of many of its store facilities. Areas targeted for investment include poor lighting, worn floors, ceiling, paint and other interior and exterior décor elements and out-of-date equipment. To address these facility deficiencies, the Company recently launched an image makeover program. Ninety-eight of the anticipated approximately 700 image makeovers were completed in the second quarter at a total cost of $21.5 million. The Company anticipates the total cost of the image makeover program to be approximately $165.0 million, with approximately $78.5 million to be spent in the remainder of fiscal 2004. As part of its market positioning initiative, the Company intends in the future to expand the scope and rate at which it remodels its stores in core markets in order to maintain a competitive store base and consistent quality in the condition of its store facilities.

The Company estimates that total capital investment in Company retail and support facilities, including operating leases, will be $275.0 million in fiscal 2004. The Company has no material construction or purchase commitments outstanding as of January 7, 2004.

On October 7, 2003 the Company amended and restated its three-year revolving credit facility of $300.0 million, which is asset-based with a borrowing base comprised of an agreed percentage of the inventory balance. Covenants under the amended and restated credit agreement relate to minimum earnings before interest, taxes, depreciation and amortization (EBITDA) that will not be tested as long as the Company does not draw more than $225.0 million on the facility. As of January 7, 2004, no amounts were drawn on the credit facility.

At January 7, 2004, the Company had $82.3 million in outstanding letters of credit used to support insurance obligations and inventory purchases, of which $17.0 million of the total is in a separate agreement outside of the credit facility. The outstanding letters of credit under the credit facility represents a reduction of $65.3 million in the borrowing capacity of the facility. The Company pays weighted average commitment fees of 1.7% on the outstanding letters of credit. The commitment fees have been reduced under the amended and restated facility.

The Company has senior notes bearing interest at 8.875%. As of January 7, 2004, the outstanding balance was $300.0 million. The notes mature in 2008 and require interest only payments semiannually until maturity. Covenants related to the senior notes require maintaining a minimum fixed charge coverage ratio in order to incur additional indebtedness. The definition of indebtedness also encompasses restricted payments such as dividends.

Based on current Company business projections and the impact from newly announced Company initiatives expected to result in restructuring charges and gains/losses from asset dispositions, the Company anticipates that it would not be able to incur additional debt outside of its existing facilities under the debt incurrence covenant in the senior notes and, as a result, could not obtain certain new financing or declare a dividend beginning in the fourth quarter of fiscal 2004 without refinancing the senior notes.

On October 20, 2003 and January 20, 2004 the Company’s Board of Directors declared a quarterly dividend of $0.05 per share of the Company’s Common Stock. The October dividend was paid on November 17, 2003 to shareholders of record on November 3, 2003. The January dividend is payable on February 17, 2004 to shareholders of record on February 2, 2004. Based on the current operating results and the expected funding needs for additional capital expenditures, the Company has decided to suspend indefinitely the declaration of future quarterly dividends.

On January 30, 2004, Standard & Poor’s Rating Services lowered the Company’s corporate debt rating from BB to B and placed the rating on Credit Watch with negative implications. On February 6, 2004, Moody’s Investor Services lowered the Company’s senior implied ratings to Ba3 from Ba1 with negative outlook. The change in the corporate debt rating had no impact on covenants or pricing of the Company’s credit facility or the interest rate paid under the senior notes.

Company management believes that current resources, together with anticipated cash flow from operations, and currently available borrowings under the existing credit facility will be sufficient to fund the Company’s short-term operating and capital needs. Execution of the new initiatives described above will increase capital spending and may require additional long-term funding.

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

Promotional allowances are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the terms of the underlying agreement with the vendor, the guidance set forth in EITF 02-16 and when management has concluded that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require specific performance by the Company or time based merchandising of vendor products. Contractually obligated allowances are recognized as the specific performance criteria set forth in the contract are met or the expiration of time takes place. In addition, portions of promotional allowances that are contractually refundable to the vendor, in whole or in part, are deferred from recognition until realization is assured.

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

Certain other allowances for new item introductions, or slotting fees, are included as a reduction of cost of sales as the initial product order is sold. Since the Company uses the retail method of valuing inventory, average product turnover rates are used to determine the amount of product sold and ultimately the amount of fees deferred.

Judgments and estimates are made by the Company related to specific purchase or sales levels and related inventory turnover. Unanticipated changes in these factors may produce materially different amounts of cost of sales related to these agreements.

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

The Company’s accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

Long-lived assets. The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques. With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the Company’s prior history of disposing of similar assets and current economic conditions.

Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of long-lived assets, these factors could cause the Company to realize a material impairment charge.

Intangible assets and goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has determined that it is contained within one reporting unit and, as such, impairment is tested at the company level. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. Judgments and estimates made by the Company related to the evaluation of goodwill and intangibles with indefinite useful lives for impairment are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of its goodwill and intangible assets, these factors could cause the Company to realize a material impairment charge.

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

Judgments and estimates made by the Company related to store closing liabilities are affected by changes in economic conditions. Changes in economic conditions may result in materially different amounts of expense.

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

All forward-looking statements, as well as the Company’s business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual events to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed below, and other factors that you may wish to consider, are contained elsewhere in the Company’s filings with the Securities and Exchange Commission.

These risks and uncertainties include, but are not limited to:

•	Our ability to execute our strategic initiatives, including brand positioning, expense reduction, market positioning, image makeovers and process re-engineering and ability to fund these initiatives, particularly in light of the impact of changes in the Company’s debt ratings by nationally recognized rating agencies.

•	The success of our brand positioning initiative to increase sales and market share, particularly in light of four consecutive quarters of sales declines.

•	Our ability to achieve targeted expense reductions, some of which are subject to future risk of realization.

•	The success of our market positioning initiative, which is expected to result in restructuring charges and gains/losses from asset dispositions in the second half of fiscal 2004. Cash savings from asset rationalization are dependent on the Company identifying fair market value purchasers for non-core assets. Further, prior to full implementation of non-core asset sales, which may require several quarters to complete, certain of the Company’s markets may experience sales declines as a result of negative responses from Company associates and/or increased competitor activity.

•	The success of our image makeover program and additional capital investments in addressing store conditions that management believes are negatively impacting sales. Stores in need of remodeling are at risk of continuing sales erosion, particularly when they are competing with newer or better maintained competitor facilities. Management does not believe that the image makeover program will fully address all necessary investments in facilities and that an acceleration of its remodeling activity may be necessary in many core markets in the future.

•

Our ability to effectively implement the process re-engineering initiative, particularly to enable the central procurement function to better support Company business initiatives. Effective procurement operations are necessary for the Company to achieve many aspects of its strategic vision, including high in-stock levels, product assortments meeting consumer demands and the tailoring of stock offerings to local tastes. The process re-engineering initiative must be executed effectively in order to enable central procurement to fill these roles.

•	Our ability to effectively implement pricing and promotional programs, particularly our new shelf-pricing program, that increase customer count, sales and gross profit. The introduction of the shelf-pricing program in the second quarter of fiscal 2004 did not result in increased sales or profitability in the second quarter. During the third quarter of fiscal 2004, we anticipate refining our pricing program by de-emphasizing certain limited aspects of our promotional program. If sales do not increase in the future, we would in the future need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our ability to implement and achieve customer acceptance of our in-store operations improvement plan. Although management believes in-store service levels have improved during the first half of fiscal 2004, to date there is only limited evidence indicating customers have recognized and/or responded to this improvement. Service levels, while improved, may not equal service levels at significant supermarket competitors of the Company.

•	Our ability to upgrade our information systems and successfully implement new technology. The Company is currently investing in new technology applications to handle core business processes, including inventory management, purchasing and retail labor scheduling. In order to compete effectively in its markets, the Company believes it must successfully implement these systems and develop a full set of technology tools to effectively support current and future business operations.

•	Our response to the entry of new competitors in our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores, drug stores and conventional department stores.

•	Our ability to recruit, retain and develop key management and employees.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations.

•	General business and economic conditions in the Company’s operating regions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The table below summarizes the Company’s market risks associated with long-term debt obligations and interest rate swaps as of January 7, 2004. For long-term debt obligations, the table presents cash flows related to payments of principal by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates.

The following table presents the future principal cash flows and weighted-average interest rates expected on the Company’s existing long-term debt instruments and interest rate swap agreements. Fair values have been determined based on quoted market prices as of January 7, 2004.

Expected Maturity Date

(Dollar amounts in thousands)

	2004	2005	2006	2007	2008	Total	Fair Value
Long-term debt
Fixed rate	$263	260	257	170	300,000	$300,950	$314,450
Average interest rate	9.40%	9.40%	9.40%	9.40%	8.88%	8.88%
Interest rate swaps
Fixed to Variable	$—	—	—	—	300,000	$300,000	$9,589
Average pay rate	—	—	—	—	10.36%	10.36%
Average receive rate	—	—	—	—	8.88%	8.88%

Item 4.	Controls and Procedures

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

On February 3, 2004, a putative class action lawsuit was filed in the United States District Court for the Middle District of Florida against the Company and three of our present and former executive officers. This action purports to be brought on behalf of a class of purchasers of our common stock during the period from October 9, 2002 through and including January 29, 2004 (the “Class Period”). The complaint alleges claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that, during the Class Period, the defendants made false and misleading statements regarding the Company’s marketing and competitive situation, self-insurance reserves, impairment of assets, and other matters. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. The Company believes that the claims are without merit and intends to defend itself vigorously.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2003 Annual Meeting of Shareholders of the Company took place on October 8, 2003.

(b)	Four matters were submitted to a vote at the meeting:

1.	The election of four Class II directors for terms expiring in 2006 and one Class III director for a term expiring in 2005;

2.	Approval of the material terms of the incentive compensation performance goals under the Annual Incentive Plan;

3.	Approval of an amendment to the Key Employee Stock Plan;

4.	Ratification of the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing June 26, 2003.

With respect to the election of directors, the votes were as follows:

Class II, for terms expiring in 2006	Shares For	Shares Withheld
Tillie K. Fowler	112,102,293	6,209,871
Frank Lazaran	114,030,287	4,281,877
Edward W. Mehrer, Jr.	113,746,718	4,565,446
Ronald Townsend	113,778,486	4,533,678

Class III, for terms expiring in 2005	Shares For	Shares Withheld
John E. Anderson	114,416,515	3,895,649

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Two incumbent Class III directors, John H. Dasburg and Julia B. North, will continue to serve as directors until their terms expire in 2005. Four Class I directors, A. Dano Davis, T. Wayne Davis, Carleton T. Rider and Charles P. Stephens, will continue to serve as directors until their terms expire in 2004.

With respect to the approval of the material terms of the incentive compensation performance goals under the Annual Incentive Plan, the vote was: 111,706,517 shares for; 5,368,887 shares against; 1,236,760 shares abstained.

With respect to approval of an amendment to the Key Employee Stock Plan, the vote was: 94,115,275 shares for; 5,828,828 shares against; 1,323,372 shares abstained. There were 17,044,689 broker non-votes.

With respect to the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing June 26, 2003, the vote was: 114,817,185 shares for; 2,177,282 shares against; 1,317,697 shares abstained.

Item 5.	Other Information

Not applicable.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.
3.2	Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.1	Amended and Restated Credit Agreement dated October 7, 2003, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $300,000,000 effective October 7, 2003.	Previously filed as Exhibit 10.1 to Form 8-K filed on October 9, 2003.

10.2	Key Employee Stock Option Plan, as amended and restated August 7, 2003.	Previously filed as Exhibit to the Company’s 2003 Proxy Statement.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 8, 2003, the Company filed a Current Report or Form 8-K, including an announced amendment to its $300.0 million three-year revolving credit facility.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 10, 2004	/S/ RICHARD P. MCCOOK

Richard P. McCook Senior Vice President and Chief Financial Officer

Date: February 10, 2004	/S/ D. MICHAEL BYRUM

D. Michael Byrum Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.1	Amended and Restated Credit Agreement dated October 7, 2003, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $300,000,000 effective October 7, 2003.	Previously filed as Exhibit 10.1 to Form 8-K filed on October 9, 2003.

10.3	Key Employee Stock Option Plan, as amended and restated August 7, 2003.	Previously filed as Exhibit to the Company’s 2003 Proxy Statement.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.