Form 10-Q
period 2004-03-31
WINN DIXIE STORES INC
filed 2004-05-11
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, there were 142,155,360 shares outstanding of the registrant’s common stock, $1 par value.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands except per share data

	For the 12 Weeks Ended
	March 31, 2004	April 2, 2003
Net sales	$2,666,275	2,822,327
Cost of sales, including warehouse and delivery expenses	1,950,386	2,031,226

Gross profit on sales	715,889	791,101
Other operating and administrative expenses	710,265	698,617
Asset impairment charges	13,097	—

Operating (loss) income	(7,473)	92,484
Interest (income) expense, net	(8,473)	14,095

Earnings before income taxes	1,000	78,389
Income taxes	390	27,822

Net earnings	$610	50,567

Basic earnings per share	$—	0.36

Diluted earnings per share	$—	0.36

Dividends per share	$0.050	0.050

Weighted average common shares outstanding - basic	140,678	140,473

Weighted average common shares outstanding - diluted	142,095	140,835

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in thousands except per share data

	For the 40 Weeks Ended
	March 31, 2004	April 2, 2003
Net sales	$8,895,878	9,441,577
Cost of sales, including warehouse and delivery expenses	6,544,753	6,756,484

Gross profit on sales	2,351,125	2,685,093
Other operating and administrative expenses	2,424,216	2,425,714
Asset impairment charges	49,501	—

Operating (loss) income	(122,592)	259,379
Bank agreement termination income	—	52,740

	(122,592)	312,119
Interest expense, net	4,761	38,150

(Loss) earnings before income taxes	(127,353)	273,969
Income tax (benefit) expense	(49,668)	97,237

Net (loss) earnings	$(77,685)	176,732

Basic (loss) earnings per share	$(0.55)	1.26

Diluted (loss) earnings per share	$(0.55)	1.26

Dividends per share	$0.150	0.150

Weighted average common shares outstanding - basic	140,655	140,405

Weighted average common shares outstanding - diluted	140,655	140,822

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands

	March 31, 2004	June 25, 2003
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$81,263	127,515
Marketable securities	19,772	19,188
Trade and other receivables	108,780	115,485
Income tax receivable	45,573	—
Merchandise inventories less LIFO reserve of $214,608 ($214,547 as of June 25, 2003)	980,146	1,046,913
Prepaid expenses and other assets	18,207	35,449
Deferred income taxes	117,698	128,904

Total current assets	1,371,439	1,473,454

Cash surrender value of life insurance, net	11,649	16,779
Property, plant and equipment, net	953,193	978,601
Goodwill	87,808	87,808
Non-current deferred income taxes	95,858	106,315
Other assets, net	135,556	127,474

Total assets	$2,655,503	2,790,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$267	276
Current obligations under capital leases	2,806	3,439
Accounts payable	541,612	546,234
Reserve for insurance claims and self-insurance	97,171	97,109
Accrued wages and salaries	99,007	107,538
Accrued rent	102,531	127,654
Accrued expenses	127,455	104,705
Income taxes payable	—	31,775

Total current liabilities	970,849	1,018,730

Reserve for insurance claims and self-insurance	186,184	144,698
Long-term debt	300,655	310,767
Obligations under capital leases	14,018	21,344
Defined benefit plan	68,362	67,233
Lease liability on closed stores, net of current portion	138,186	149,427
Other liabilities	38,449	49,728

Total liabilities	1,716,703	1,761,927

Commitments and contingent liabilities (Notes I, L, M, P & R) Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued and 142,155,360 shares outstanding at March 31, 2004; and 154,332,048 shares issued and 140,818,083 shares outstanding at June 25, 2003.	142,155	140,818
Retained earnings	799,915	894,137
Accumulated other comprehensive loss	(3,270)	(6,451)

Total shareholders’ equity	938,800	1,028,504

Total liabilities and shareholders’ equity	$2,655,503	2,790,431

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Dollar amounts in thousands

	For the 40 Weeks Ended
	March 31, 2004	April 2, 2003
Cash flows from operating activities:
Net (loss) earnings	$(77,685)	176,732
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	131,653	127,135
Asset impairment charges	49,501	—
Deferred income taxes	19,535	17,358
Stock compensation plans	5,919	2,847
Change in operating assets and liabilities:
Trade and other receivables	6,705	(27,750)
Merchandise inventories	66,767	10,023
Prepaid expenses and other assets	20,237	13,860
Accounts payable	(4,622)	44,145
Income taxes payable/receivable	(77,348)	43,248
Defined benefit plan	1,129	1,078
Reserve for insurance claims and self-insurance	41,549	(22,190)
Other accrued expenses	(25,209)	(94,234)

Subtotal	158,131	292,252
Income taxes paid on company owned life insurance	—	(52,002)

Net cash provided by operating activities	158,131	240,250

Cash flows from investing activities:
Purchases of property, plant and equipment	(161,781)	(135,724)
Increase in investments and other assets	(21,692)	(31,886)
Proceeds from sale of facilities	—	10,361
Marketable securities	(524)	—

Net cash used in investing activities	(183,997)	(157,249)

Cash flows from financing activities:
Principal payments on long-term debt	(232)	(246,255)
Debt issuance cost	(2,503)	—
Principal payments on capital lease obligations	(2,812)	(2,673)
Purchase of common stock	—	(40)
Dividends paid	(21,218)	(21,110)
Swap termination receipts/payments, net	5,750	10,744
Other	629	1,418

Net cash used in financing activities	(20,386)	(257,916)

Decrease in cash and cash equivalents	(46,252)	(174,915)
Cash and cash equivalents at beginning of year	127,515	227,846

Cash and cash equivalents at end of period	$81,263	52,931

Supplemental cash flow information:
Interest paid	$16,745	63,489
Interest and dividends received	$1,676	1,698
Income taxes paid	$8,192	66,793

See accompanying notes to condensed consolidated financial statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(A)	Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 40 weeks ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

The balance sheet at June 25, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. and subsidiaries annual report on Form 10-K for the fiscal year ended June 25, 2003. The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in twelve states and the Bahama Islands. References to the “Company” include Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

(B)	Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value.

(C)	Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(D)	Inventories: Inventories are stated at the lower of cost or market. The “dollar value” last-in, first-out (LIFO) method is used to determine the cost of approximately 85% of inventories consisting primarily of merchandise in stores and distribution warehouses. Manufacturing, pharmacy and produce inventories are valued at the lower of first-in, first-out (FIFO), cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

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

(G)	LIFO: Results for the quarter reflect a pre-tax LIFO inventory charge of $1.5 million compared to $2.0 million in the same quarter of the prior year. The year-to-date LIFO charge is $0.1 million in fiscal 2004 and $5.0 million in fiscal 2003. If the FIFO method had been used for the current quarter, net earnings would have been $1.5 million, or $0.01 per diluted share, as compared with $51.9 million, or $0.37 per diluted share in the previous year. If the FIFO method had been used for the year, net (loss) earnings would have been ($77.6) million, or ($0.55) per diluted share, as compared with $180.0 million, or $1.28 per diluted share, in the previous year.

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

(H)	Comprehensive (Loss) Income: Comprehensive (loss) income differs from net (loss) income for the quarter and year to date due to changes in the fair value of the Company’s marketable securities and adjustments to the additional minimum pension liability. Comprehensive income for the quarter ended March 31, 2004 was $1.2 million, or $0.01 per diluted share compared to $52.9 million, or $0.38 per diluted share for the corresponding quarter of the previous year. For the year, comprehensive (loss) income was ($74.5) million or ($0.53) per diluted share compared to $180.6 million or $1.28 per diluted share in the previous year.

(I)	Debt:

	March 31, 2004	June 25, 2003
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments and 10.0% of principal paid annually each October	$922	1,155
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	309,888

Total	300,922	311,043
Less current portion	267	276

Long-term portion	$300,655	310,767

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

As of June 25, 2003, the Company’s senior secured credit facility included a 364-day $100.0 million revolving credit agreement that would expire in March 2004 with interest payable at LIBOR plus 2.5% and a five-year $200.0 million revolving credit agreement that would expire in March 2006 with interest also payable at LIBOR plus 2.5%. On October 7, 2003, the Company amended and restated the above referenced credit facility. As amended, the facility provides a three-year revolving facility of $300.0 million, expiring October 2006 and containing one-year renewal periods, after completion of the three-year term and replaces the prior 364-day and five-year revolving facilities.

The amended facility is an asset-based facility with a borrowing base comprised of an agreed percentage of the inventory balance. Pricing is currently at LIBOR plus 1.5%. At June 25, 2003 and March 31, 2004, no amounts were drawn on either of the revolving credit facilities. Certain letters of credit reduce the borrowing capacity as described below. The covenants under the credit agreement require a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) in order to draw more than $225.0 million on the facility. As of March 31, 2004, the Company does not meet the minimum EBITDA requirement.

At March 31, 2004, the Company had $103.9 million in outstanding letters of credit used primarily to support insurance obligations. Of the total, $86.9 million is under the credit facility and represents a reduction of the same amount in the borrowing capacity of the facility. The net borrowing capacity of the facility at March 31, 2004 was $138.1 million. The Company is currently in negotiations to amend and increase its borrowing capacity and to establish a separate letter of credit facility.

The remaining $17.0 million in outstanding letters of credit is in a separate agreement outside the credit facility and is secured by marketable securities of $19.7 million as of March 31, 2004. The Company paid weighted average commitment fees of 1.8% on the outstanding letters of credit.

Covenants related to the $300.0 million 8.875% senior notes require maintaining a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the senior secured credit facility or to make dividend payments. Based on the four quarters ended March 31, 2004, the Company does not meet the minimum fixed charge coverage ratio of 2.25 to 1.0 and is not able to declare future dividends until such time the coverage ratio is met. On January 30, 2004, the Company’s Board of Directors suspended indefinitely the declaration of future quarterly dividends.

During the current quarter, the Company received $5.8 million to terminate its two interest rate swap agreements related to the senior notes. The termination resulted in a reduction in interest expense of $14.5 million. The reduction was due to the receipt of $5.8 million relating to the current termination, the recognition of $11.5 million of deferred income from previous swap terminations and $2.8 million of additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

interest expense for the difference in the swap rate and stated rate on the senior notes. The net benefit of $14.5 million is included in Interest (income) expense, net in the Condensed Consolidated Statements of Operations. As of March 31, 2004, there were no interest rate swaps in effect.

(J)	Income Taxes: The provision for income taxes reflects management’s best estimate of the effective tax rate expected for the fiscal year. The effective tax rate for fiscal years 2004 and 2003 is 39.0% and 35.5%, respectively. The current year effective tax benefit rate was affected primarily due to the projected operating results for the year and the impact of permanent tax differences. The prior year effective tax rate was affected by the expected impact of a $5.0 million tax credit for contributions made to the State of Florida for the Nonprofit Scholarship Funding Organization Program.

(K)	Reclassification: Certain prior year amounts may have been reclassified to conform to the current year’s presentation.

(L)	Employee Benefit Plans: The Company has a Management Security Plan (MSP), which is a non-qualified defined benefit plan providing death and retirement benefits to certain executives and members of management. The MSP plan is a non-funded contributory plan.

The Company also has a retiree medical plan which provides medical benefits to employees who terminate employment after attaining 55 years of age and ten years of full-time service with the Company. Employees terminating employment after attaining 55 years of age and completion of ten years of service are eligible to participate in the plan but those meeting the criteria subsequent to July 1, 2002 are assessed the full cost of coverage.

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires the disclosure of the components of the net periodic benefit cost recognized during interim periods. The following tables set forth those components for the Company’s retirement plans.

For the 12 Weeks Ended March 31, 2004 and April 2, 2003:

	Defined Benefit		Retiree Medical
	2004	2003	2004	2003
Service cost	$439	324	—	—
Interest cost	931	1,014	329	276
Amortization of prior service cost	—	—	202	202
Recognized net actuarial loss (gain)	123	411	—	(21)
Participant contributions	(79)	(111)	—	—

Net periodic benefit expense	$1,414	1,638	531	457

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

For the 40 Weeks Ended March 31, 2004 and April 2, 2003:

	Defined Benefit		Retiree Medical
	2004	2003	2004	2003
Service cost	$1,464	1,081	—	—
Interest cost	3,103	3,379	1,095	920
Amortization of prior service cost	—	—	674	674
Recognized net actuarial loss (gain)	410	1,370	—	(71)
Participant contributions	(287)	(394)	—	—

Net periodic benefit expense	$4,690	5,436	1,769	1,523

(M)	Lease Liability on Closed Stores: The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of sublease income. The following amounts are included in accrued rent and lease liability on closed stores, as of March 31, 2004:

	Total	2000 Restructure	Texas Exit	Other
Balance at June 25, 2003	$216,026	111,362	57,710	46,954
Additions/adjustments	35,420	21,614	6,859	6,947
Utilization	(63,054)	(34,401)	(14,406)	(14,247)

Balance at March 31, 2004	188,392	98,575	50,163	39,654

Less current portion	50,206

Long-term portion	$138,186

The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of 27 leases. The current portion of the accrued balance is included in Accrued rent on the Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(N)	Goodwill and Other Intangible Assets: Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an impairment review at March 31, 2004 and concluded that there were no necessary adjustments.

Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The balance, which is a component of Other assets, net on the Condensed Consolidated Balance Sheets, as of March 31, 2004 is as follows:

Other Intangible Assets
Other intangible assets	$8,072
Less: Accumulated amortization	4,677

Other intangible assets, net	$3,395

Amortization expense for other intangible assets for quarters ended March 31, 2004 and April 2, 2003 was $274 and $276, respectively. For the year to date, amortization expense was $921 and $928 for fiscal 2004 and 2003, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 25, 2003 is as follows:

Amortization Expense
Remaining for fiscal 2004	270
Fiscal 2005	1,140
Fiscal 2006	450
Fiscal 2007	144
Fiscal 2008	144
Thereafter	1,247

$3,395

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(O)	Impairment: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS 144) the Company reviewed the carrying amount of long-lived assets in its store locations in the second and third quarters of fiscal 2004. During the second quarter, the Company estimated the future cash flows expected to result from continued operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Accordingly, the Company determined that the related assets had been impaired. The Company measured the impairment and recorded an impairment charge of $36.4 million. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

In connection with the development of the Company’s asset rationalization plan, the likelihood of possible outcomes related to the sale or closure of certain stores, distribution centers, and manufacturing operations was considered in evaluating and measuring impairment. The evaluation resulted in a charge of $13.1 million in the third quarter of fiscal 2004. The Company used the estimated fair value of the assets to adjust its carrying value of the assets. See Note (T) Subsequent Event for additional information.

(P)	Self-Insurance: The Company is self-insured for workers’ compensation, comprehensive general and auto liability. During the 40 weeks ended March 31, 2004, insurance expense totaled $122.2 million as compared to $84.1 million for the corresponding period of the previous year. During the 12 weeks ended March 31, 2004 and April 2, 2003, insurance expense totaled $35.2 and $25.1 million, respectively. Each quarter, the Company evaluates claim costs based on claim payment patterns, settlement results and changes in workers’ compensation laws. The Company uses an independent actuary to analyze development of the number and average value of workers’ compensation, comprehensive general and auto claims. Self-insurance expense is a component of Other operating and administrative expenses on the Condensed Consolidated Statements of Operations.

(Q)	Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1.0 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidated financial information for the Company and its guarantor subsidiaries is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

12 Weeks ended March 31, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,225,124	1,441,151	—	2,666,275
Cost of sales	886,653	1,063,733	—	1,950,386

Gross profit	338,471	377,418	—	715,889
Other operating and administrative expenses	325,080	385,185	—	710,265
Asset impairment charge	5,630	7,467	—	13,097

Operating income (loss)	7,761	(15,234)	—	(7,473)
Equity in loss of consolidated subsidiaries	(9,293)	—	9,293	—
Interest income, net	(8,473)	—	—	(8,473)

Earnings (loss) before income taxes	6,941	(15,234)	9,293	1,000
Income tax expense (benefit)	6,331	(5,941)	—	390

Net earnings (loss)	$610	(9,293)	9,293	610

40 Weeks ended March 31, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,013,576	4,882,302	—	8,895,878
Cost of sales	2,937,397	3,607,356	—	6,544,753

Gross profit	1,076,179	1,274,946	—	2,351,125
Other operating and administrative expenses	1,080,337	1,343,879	—	2,424,216
Asset impairment charge	21,280	28,221	—	49,501

Operating loss	(25,438)	(97,154)	—	(122,592)
Equity in loss of consolidated subsidiaries	(59,264)	—	59,264	—
Interest expense, net	4,761	—	—	4,761

Loss before income taxes	(89,463)	(97,154)	59,264	(127,353)
Income tax benefit	(11,778)	(37,890)	—	(49,668)

Net loss	$(77,685)	(59,264)	59,264	(77,685)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

12 Weeks ended April 2, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,297,075	1,525,252	—	2,822,327
Cost of sales	933,680	1,097,546	—	2,031,226

Gross profit	363,395	427,706	—	791,101
Other operating and administrative expenses	304,214	394,403	—	698,617

Operating income	59,181	33,303	—	92,484
Equity in earnings of consolidated subsidiaries	21,483	—	(21,483)	—
Interest expense, net	14,095	—	—	14,095

Earnings before income taxes	66,569	33,303	(21,483)	78,389
Income taxes	16,002	11,820	—	27,822

Net earnings	$50,567	21,483	(21,483)	50,567

40 Weeks ended April 2, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,278,578	5,162,999	—	9,441,577
Cost of sales	3,069,300	3,687,184	—	6,756,484

Gross profit	1,209,278	1,475,815	—	2,685,093
Other operating and administrative expenses	1,043,167	1,382,547	—	2,425,714

Operating income	166,111	93,268	—	259,379
Equity in earnings of consolidated subsidiaries	60,165	—	(60,165)	—
Bank agreement termination income	52,740	—	—	52,740
Interest expense, net	38,150	—	—	38,150

Earnings before income taxes	240,866	93,268	(60,165)	273,969
Income taxes	64,134	33,103	—	97,237

Net earnings	$176,732	60,165	(60,165)	176,732

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

March 31, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$305,585	674,561	—	980,146
Other current assets	242,659	148,634	—	391,293

Total current assets	548,244	823,195	—	1,371,439
Property, plant and equipment, net	419,954	533,239	—	953,193
Other non-current assets	234,670	96,201	—	330,871
Investments in and advances to/from subsidiaries	532,548	—	(532,548)	—

Total assets	$1,735,416	1,452,635	(532,548)	2,655,503

Accounts payable	$108,172	433,440	—	541,612
Other current liabilities	159,313	269,924	—	429,237

Total current liabilities	267,485	703,364	—	970,849
Long-term debt	300,655	—	—	300,655
Other non-current liabilities	228,476	216,723	—	445,199
Common stock of $1 par value	142,155	6,337	(6,337)	142,155
Retained earnings and other shareholders’ equity	796,645	526,211	(526,211)	796,645

Total liabilities and shareholders’ equity	$1,735,416	1,452,635	(532,548)	2,655,503

June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$308,442	738,471	—	1,046,913
Other current assets	279,672	146,869	—	426,541

Total current assets	588,114	885,340	—	1,473,454
Property, plant and equipment, net	422,422	556,179	—	978,601
Other non-current assets	231,074	107,302	—	338,376
Investments in and advances to/from subsidiaries	637,070	—	(637,070)	—

Total assets	$1,878,680	1,548,821	(637,070)	2,790,431

Accounts payable	$107,216	439,018	—	546,234
Other current liabilities	212,400	260,096	—	472,496

Total current liabilities	319,616	699,114	—	1,018,730
Long-term debt	310,767	—	—	310,767
Other non-current liabilities	219,793	212,637	—	432,430
Common stock of $1 par value	140,818	6,237	(6,237)	140,818
Retained earnings and other shareholders’ equity	887,686	630,833	(630,833)	887,686

Total liabilities and shareholders’ equity	$1,878,680	1,548,821	(637,070)	2,790,431

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

40 Weeks ended March 31, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$17,105	141,026	—	158,131

Purchases of property, plant and equipment, net	(80,421)	(81,360)	—	(161,781)
Decrease (increase) in other assets	93,473	(220,211)	104,522	(22,216)

Net cash provided by (used in) investing activities	13,052	(301,571)	104,522	(183,997)

Principal payments on long-term debt	(232)	—	—	(232)
Dividends paid	(21,218)	—	—	(21,218)
Other	(54,674)	160,260	(104,522)	1,064

Net cash (used in) provided by financing activities	(76,124)	160,260	(104,522)	(20,386)

				—
Decrease in cash and cash equivalents	(45,968)	(284)	—	(46,252)
Cash and cash equivalents at the beginning of the year	120,111	7,404	—	127,515

Cash and cash equivalents at end of the period	$74,143	7,120	—	81,263

40 Weeks ended April 2, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(50,389)	290,639	—	240,250

Purchases of property, plant and equipment, net	(93,350)	(42,374)	—	(135,724)
Decrease (increase) in other assets	150,403	(9,148)	(162,780)	(21,525)

Net cash provided by (used in) investing activities	57,053	(51,522)	(162,780)	(157,249)

Principal payments on long-term debt	(246,255)	—	—	(246,255)
Dividends paid	(21,110)	—	—	(21,110)
Other	77,045	(230,376)	162,780	9,449

Net cash used in financing activities	(190,320)	(230,376)	162,780	(257,916)

				—
(Decrease) increase in cash and cash equivalents	(183,656)	8,741	—	(174,915)
Cash and cash equivalents at the beginning of the year	228,981	(1,135)	—	227,846

Cash and cash equivalents at end of the period	$45,325	7,606	—	52,931

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

(R)	Litigation: In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March 2004, two other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) relating to the Company’s Profit Sharing/401(k) Plan. The Company expects that the securities laws claims will be consolidated and proceed as a single action and that the ERISA claims will be consolidated and proceed as a single action. The Company also believes that the claims are without merit and intends to defend itself vigorously. For more information on these claims, see “Legal Proceedings” elsewhere in this report.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions.

While no one can predict the ultimate outcome of any pending or threatened litigation with certainty, management believes that any resolution of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(S)	Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” SFAS No. 132(R) retains the disclosure requirements promulgated in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This standard is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. SFAS No. 132(R) became effective for the Company in the third quarter of the current fiscal year and will not have an impact on the Company’s financial position, results of operations or cash flows since it does not change the measurement or recognition of the Company’s pension and other postretirement benefits.

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

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This standard is effective in financial instruments entered into or modified after May 31, 2003. The adoption of this standard did not have a material effect on the Company’s financial statements.

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in a VIE created before February 1, 2003; FIN 46 and FIN 46-R apply to VIEs no later than the end of the first reporting period ending after March 15, 2004 (the quarter ending March 31, 2004 for the Company). As of March 31, 2004 the Company has adopted FIN 46 and FIN 46-R with no impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise noted

(T)	Subsequent Event: During the third quarter, the Company announced a series of major actions including an asset rationalization review through which stores, distribution centers and manufacturing plants were identified as either core or non-core. Stores in non-core markets will be evaluated for sale or closure. An asset rationalization plan was developed to incorporate the results of the review.

On April 23, 2004, the Company’s Board of Directors approved the Company’s asset rationalization plan. The plan includes the exit of certain markets through sale or closure of 111 stores. The plan also includes the sale or closure of certain manufacturing operations, three distribution centers and 45 underperforming stores located in operating markets identified as the Company’s core markets. The operating results for certain of these businesses qualify as discontinued operations as defined by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and will be presented as discontinued operations beginning in the consolidated financial statements for the year ending June 30, 2004.

Revenue for the affected stores, distribution centers and manufacturing operations in the third quarter was $249.1 million compared to $269.8 million in the same quarter of the previous year and $853.5 million for year to date fiscal 2004 compared to $905.9 million for the same period in the previous year. The carrying value of property, plant and equipment related to affected stores, distribution centers and manufacturing plants was $70.8 million and $93.1 million as of March 31, 2004 and June 25, 2003, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of the Company’s business strategies, all of which are subject to certain risks. All of the information in this section should be read in conjunction with the information contained in “Forward Looking Statements” below.

Executive Overview

The Company’s earnings were breakeven ($0.00 per share) in the third quarter. Earnings included a reduction in interest expense of $14.5 million associated with the termination of two interest rate swap agreements during the quarter, the impact of which was substantially offset by an impairment charge of $13.1 million resulting from the adoption of the Company’s asset rationalization plan, as described below.

Identical sales declined 6.4% during the quarter. The decline was primarily caused by (a) increased competition through competitive store openings, (b) the de-emphasis of certain limited aspects of the Company’s promotional program on advertised special offers and (c) price reductions as part of the implementation of the Company’s shelf–pricing program without a corresponding significant increase in tonnage. Store conditions, inconsistent customer service, promotional activity in existing stores by traditional supermarket competitors and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores also contributed to the decline. Based on projected Company store openings and management’s knowledge of competitor store opening plans, Company management expects competitive store openings to continue to negatively impact Company sales for the foreseeable future.

The Company’s gross margin rate improved in the current quarter compared to the second quarter of 2004 by 140 basis points. The improvement in gross profit was due primarily to a) the de-emphasis of certain aspects of the Company’s promotional program on advertised special offers and b) modifications in the third quarter to the Company’s shelf-pricing program, which increased pricing on certain items, while maintaining the Company’s focus on targeted core basket items.

Strategic Initiatives

During the third quarter, the Company continued to develop and execute the strategic initiatives announced in January 2004.

Asset Rationalization Plan

On April 23, 2004, the Company’s Board of Directors approved an asset rationalization plan identifying the Company’s core and non-core retail designated market areas (DMAs) and other assets. The following is a summary of the restructuring to be effected as a result of implementation of the plan.

Retail Stores. As of March 31, 2004, the Company operated 1,078 stores in 52 U.S. DMAs and the Bahamas. In evaluating the stores, the Company considered many key factors, including market share, profitability, real estate quality, potential exit costs and other financial factors. In evaluating each DMA, the Company examined factors including market size, competitive considerations, demographic trends, and potential for growth. Core markets are generally where Winn-Dixie maintains a 1st, 2nd or 3rd market share position, or where management believes there may be future strategic opportunities to become a market leader. Non-core DMAs represent areas where the Company has limited opportunities to gain market share and are unprofitable in the aggregate.

Through this process, the Company identified a core of 922 stores across 36 DMAs in Florida, Alabama, Louisiana, Georgia, and certain areas of North Carolina, South Carolina, Mississippi, and Tennessee. The Company will also continue to operate in the Bahamas. Within its 36 core DMAs, the Company plans to sell or close 45 unprofitable and/or poorly located stores. The remaining 922 core stores recorded aggregate sales of $2.4 billion during the third quarter and have generated $8.1 billion in sales in the fiscal year to date. Identical store sales for this group of stores decreased 6.0% and 6.4% for the quarter and 40 weeks ended March 31, 2004, respectively.

The Company plans to exit 111 stores in 16 non-core DMAs in the Midwest, Virginia and certain areas of North Carolina, South Carolina, Tennessee and Mississippi. Theses DMAs are: Bowling Green (KY), Cincinnati (OH), Evansville (IN), Greenwood-Greenville (MS), Greenville-New Bern (NC), Lexington (KY), Louisville (KY), Memphis (TN), Myrtle Beach (SC), Nashville (TN), Norfolk-Portsmouth-Newport (VA), Paducah (KY), Richmond-Petersburg (VA), Roanoke-Lynchburg (VA), Tri Cities Tennessee Valley (TN) and Wilmington (NC). The Company will seek to sell stores as ongoing businesses and anticipates that stores that cannot be sold will be closed. The Company expects to complete the exit from these non-core DMAs within the next 12 months.

The Company also plans to reduce the number of U.S. retail support offices from eight to seven by consolidating the Raleigh support functions into the Charlotte office.

Manufacturing and Distribution Facilities. The Company plans to exit three of its 14 distribution centers over the next 12 months. Those facilities are located in Louisville, Kentucky; Raleigh, North Carolina and Sarasota, Florida.

The Company has undertaken a comprehensive review of its manufacturing operations and determined that these operations are not fundamental to the Company’s core business of operating supermarkets. The Company will immediately pursue the sale of its Dixie Packers, Crackin’ Good Bakery/Snacks, and Montgomery Pizza manufacturing operations. Additionally, the Company will consolidate its Greenville Ice Cream and Miami Dairy operations into its other dairies. The Company will also continue to evaluate its remaining dairies and other manufacturing operations.

Impact of Plan. As a result of its asset rationalization plan, the Company expects to incur aggregate pre-tax restructuring charges and losses on the disposal of discontinued operations over the next 12 months of approximately $275-$400 million. Restructuring charges are expected to include the accrual for remaining lease payments on affected stores, distribution centers and manufacturing plants, one-time termination benefit payments, costs to consolidate facilities or relocate employees, and other costs associated with exit or disposal activities. Over the same period, the Company anticipates the plan will impact approximately 10,000 employees.

Other Initiatives

The Company’s brand positioning initiative is intended to identify through research the key attributes of the consumer shopping experience that the Company must enhance to achieve its targeted market position. Through its customer service initiative, the Company intends to develop and implement merchandising and in-store customer service programs designed to upgrade the shopping experience in Company retail stores and generate increased sales from target customers. These programs seek, among other things, to improve perishable offerings, store conditions, customer service and product assortment.

The Company has selected a lead market in which it will make these changes as well as other initiatives related to brand positioning. The Company intends to test these efforts, refine them and measure their impact on a smaller scale before rolling them out broadly in its core markets. As part of this evaluation process, the Company will evaluate and refine the scope of its image makeover program and the number of stores to be included in the program in light of its lead market program and asset rationalization plan.

Results of Operations

Sales. Sales for the 12 weeks ended March 31, 2004 were $2.7 billion, a decrease of $156.1 million, or 5.5%, compared to the same quarter last year. For the 40 weeks ended March 31, 2004, sales were $8.9 billion, a decrease of $545.7 million, or 5.8%, compared with the prior year. Identical store sales, which include enlargements and exclude the sales from stores that opened or closed during the period, decreased 6.4% for the quarter and 6.6% for the year. Comparable store sales, which include replacement stores, decreased 6.4% for the quarter and 6.6% for the year.

The identical sales decline of 6.4% during the quarter was primarily caused by (a) increased competition through competitive store openings, (b) the de-emphasis of certain limited aspects of the Company’s promotional program on advertised special offers and (c) price reductions as part of the implementation of the Company’s shelf–pricing program without a corresponding significant increase in tonnage. Store conditions, inconsistent customer service, promotional activity in existing stores by traditional supermarket competitors and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores also contributed to the decline. Based on projected Company store openings and management’s knowledge of competitor store opening plans, Company management expects competitive store openings to continue to negatively impact Company sales for the foreseeable future.

For the 40 weeks ended March 31, 2004, the Company opened eleven new stores and closed six existing stores. A total of 1,078 locations were in operation on March 31, 2004, compared to 1,070 on April 2, 2003. As of March 31, 2004, retail space totaled 47.8 million square feet compared to 47.4 million square feet in the prior year. The Company has three new stores under construction.

Gross Profit. Gross profit decreased $75.2 million for the quarter compared to the same quarter last year. For the year to date, gross profit decreased $334.0 million compared to the corresponding period of the prior year. As a percentage of sales, the gross margin rate for the current quarter and the corresponding quarter of fiscal 2003 was 26.8% and 28.0%, respectively. As a percentage of sales, the gross margin rates for the year-to-date period and the corresponding period in the prior year were 26.4% and 28.4%, respectively.

The Company’s gross margin rate improved in the third quarter compared to the second quarter of 2004 by 140 basis points. The improvements in gross profit were due primarily to a) the de-emphasis of certain aspects of the Company’s promotional program on advertised special offers and b) modifications in the third quarter to the Company’s shelf-pricing program, which increased pricing on certain items, while maintaining the Company’s focus on targeted core basket items.

The gross margin rate for fiscal 2004 compared to fiscal 2003 was negatively impacted by several factors. The Company experienced a decline in the current year compared to the previous year in funds received from vendors that are based upon purchasing additional cases of vendors’ products. As sales have declined over the past five quarters, the majority of these funds have not been available to the Company. Increases in inventory shrink and price reductions associated with the Company’s shelf-price program were offset partially by a decrease in promotional activity during the current quarter.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $11.6 million for the current quarter as compared to the corresponding quarter in fiscal 2003. For the year to date, other operating and administrative expenses decreased $1.5 million as compared to the corresponding period of the prior year. As a percentage of sales, other operating and administrative expenses for the current quarter and the corresponding quarter of the previous year were 26.6% and 24.7%, respectively and were 27.2% and 25.7% for the current and prior year, respectively.

The increase in other operating and administrative expenses during the third quarter was primarily the result of increases in self-insurance costs, increases in the lease liability on closed stores due primarily to the closure of four locations and adjustments of certain existing closed store lease liabilities, increases in location occupancy costs, such as rent and utilities, and increases in advertising expenditures. These increases were partially offset by decreases in retail labor payroll and other related compensation and benefits expenditures due to lowered sales volumes.

The decrease in other operating and administrative expenses during the year was a result of several factors. The Company experienced a reduction in expense due to declines in retail labor payroll and other related compensation and benefit expenditures from lowered sales volumes offset by increases in self-insurance costs, occupancy costs, such as rent and utilities and increases in advertising expenditures.

With respect to self-insurance costs, the Company evaluates claim costs based on claim payment patterns, settlement results and changes in workers’ compensation laws each quarter. The Company uses an independent actuary to analyze development of the number and average value of workers’ compensation, comprehensive general and auto claims. The results of actuarial analyses performed in the current fiscal year indicated the need to increase the reserve for self-insurance. As compared to the corresponding periods of the prior year, self-insurance expense increased $10.1 million and $38.1 million for the quarter and year-to-date, respectively.

Rent expense for the quarter on operating leases was $79.7 million, as compared to $78.9 million in the previous year.

Asset Impairment Charges. In connection with the development of the Company’s asset rationalization plan, the likelihood of possible outcomes related to the sale or closure of certain stores, distribution centers, and manufacturing operations was considered in evaluating and measuring impairment. The evaluation resulted in a charge of $13.1 million in the third quarter of fiscal 2004.

For the year to date, the Company recognized impairment charges of $49.5 million. During the second quarter, the Company reviewed future cash flows from continued operations and the residual value of long-lived assets and determined that related assets were impaired. An impairment charge of $36.4 million resulted from this review. During the third quarter, an additional $13.1 million was recognized relative to the asset rationalization plan.

Interest (Income) Expense. Interest (income) expense is primarily interest on long-term and short-term debt and the interest on capital leases. Interest income for the quarter was $8.5 million compared to interest expense of $14.1 million in the same quarter of the previous year. During the current quarter, the Company received $5.8 million to terminate its two interest rate swap agreements related to the $300.0 million 8.875% senior notes. The termination resulted in a reduction in interest expense of approximately $14.5 million. The reduction was due to the receipt of $5.8 million, the recognition of $11.5 million of deferred income from previous swap terminations and $2.8 million of additional interest for the difference in the swap rate and the stated rate on the senior notes. Interest expense for the same quarter in the previous year included $3.8 million related to write-off of unamortized debt issue costs and $4.2 million related to payments to unwind associated interest rate swaps.

For the year to date, net interest expense totaled $4.8 million as compared to $38.2 million in fiscal 2003. The decline in interest expense is related to the income recognized from swap terminations described above, write-off of unamortized debt issue costs of $2.5 million in fiscal 2004 compared to $6.4 million in fiscal 2003, payments in fiscal 2003 of $7.5 million to unwind interest rate swaps, and reduction of $6.8 million in interest expense related to the six-year term note which is no longer outstanding.

Income Taxes. Income taxes have been accrued at an effective tax rate of 39.0% as compared with 35.5% for the corresponding period of fiscal 2003. The current year rate was affected primarily by the projected operating results for the current year and the impact of permanent tax differences. The prior year effective tax rate was affected by the expected impact of a $5.0 million tax credit for contributions made to the State of Florida Nonprofit Scholarship Funding Organization Program.

Net Earnings. Net earnings for the current quarter amounted to $0.6 million, or $0.00 per diluted share as compared to net earnings of $50.6 million, or $0.36 per diluted share for the corresponding quarter of the previous year. For the year, net loss amounted to $77.7 million, or $0.55 per diluted share, as compared to net earnings of $176.7 million, or $1.26 per diluted share, in the prior year.

Liquidity and Capital Resources

Cash and marketable securities amounted to $101.0 million at March 31, 2004 compared to $146.7 million at June 25, 2003. The decline in cash and marketable securities is primarily the result of capital expenditures along with dividend payments that have exceeded cash flow from operations. As compared to January 7, 2004, cash and marketable securities increased $36.6 million due primarily to a decrease in inventories and accounts receivable, as well as a receipt of cash for the termination of two interest rate swaps.

As of March 31, 2004, the Company’s total liquidity was $219.3 million, which was comprised of $81.2 million in cash and cash equivalents and $138.1 million of net borrowing availability under the revolving credit facility as described below.

The following table sets forth certain consolidated statements of cash flow data:

	40 Weeks Ended
	March 31, 2004	April 2, 2003
Cash provided by (used for):
Operating activities	$158,131	240,250
Investing activities	(183,997)	(157,249)
Financing activities	(20,386)	(257,916)

Cash provided by operations remained positive despite the net loss for the fiscal year to date. The cash flow from operations was driven primarily by the decrease in merchandise inventories related to improvements in overall inventory management.

The Company requires capital primarily for the development of new stores, remodeling of older stores and investment in technology. Capital expenditures totaled $68.4 million for the current quarter compared to $43.5 million for the corresponding quarter of fiscal 2003 and totaled $161.8 million for the year compared to $135.7 million in the corresponding period of the previous year.

Company management believes that it must improve the condition of many of its store facilities. To address facility deficiencies, the Company recently launched an image makeover program in fiscal 2004. Makeovers include improving lighting, installing produce bins, painting store interiors and exteriors and putting new signage on the outside of the stores. A total of 290 makeovers have been substantially completed as of March 31, 2004, at a total cost of $68 million. The Company will evaluate and refine the score of its image makeover program and the number of stores to be included in the program in light of its lead market program and asset rationalization plan. The Company also believes it will need to expand the scope and rate at which it remodels its stores in core markets in order to maintain a competitive store base and consistent quality in the condition of its store facilities.

The Company estimates that total cash capital investment in Company retail and support facilities will be $204.0 million in fiscal 2004. On October 7, 2003 the Company amended and restated its three-year $300.0 million revolving credit facility, which is asset-based with a borrowing base comprised of an agreed percentage of the inventory balance. No amounts were drawn on the credit facility as of March 31, 2004. Certain letters of credit reduce the borrowing capacity as described below. Covenants under the amended and restated credit agreement require a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) in order to draw more than $225.0 million on the facility. As of March 31, 2004, the Company does not meet the minimum EBITDA requirement.

At March 31, 2004, the Company had $103.9 million in outstanding letters of credit primarily used to support insurance obligations. Of the total, $86.9 million were issued under the credit facility and represent a reduction of the same amount in the borrowing capacity of the facility. The net borrowing capacity of the facility at March 31, 2004 was $138.1 million. The Company is currently in negotiations to amend and increase its borrowing capacity and remove the letters of credit from the facility. The remaining $17.0 million in outstanding letters of credit were issued under a separate agreement outside the credit facility and are secured by marketable securities of $19.7 million as of March 31, 2004. The Company paid weighted average commitment fees of 1.8% on the outstanding letters of credit.

The Company has $300.0 million of outstanding senior notes bearing interest at 8.875%. The notes mature in 2008 and require interest only payments semiannually until maturity. Covenants related to the senior notes require maintaining a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the senior secured credit facility or to make dividend payments. Based on the four quarters ended March 31, 2004, the Company does not meet the minimum fixed charge coverage ratio of 2.25 to 1.0 and is not able to declare future dividends until such time the coverage ratio is met. On January 30, 2004, the Company’s Board of Directors suspended indefinitely the declaration of future quarterly dividends.

During the current fiscal year, the Company’s Board of Directors declared quarterly dividends of $0.05 per share of the Company’s Common Stock. During the third quarter, a dividend of $0.05 per share was paid on February 17, 2004 to shareholders of record on February 2, 2004.

On January 30, 2004, Standard & Poor’s Rating Services lowered the Company’s corporate debt rating from BB to B and placed the rating on Credit Watch with negative implications. On February 6, 2004, Moody’s Investor Services lowered the Company’s senior implied ratings to Ba3 from Ba1 with negative outlook. The change in the corporate debt ratings had no impact on covenants or pricing of the Company’s credit facility or the interest rate paid under the senior notes.

Company management believes that current cash on hand and available borrowings under the revolving credit facility, together with anticipated cash flow from operations and cash increases as a result of improvements in working capital and the sale of assets from the execution of the asset rationalization plan will be sufficient to fund the Company’s current operating and capital needs. Execution of certain of the Company’s strategic initiatives will require additional funding. Therefore, before the Company can implement the more capital-intensive aspects of the strategic initiatives or increase the scope and timing of full store remodels – as management believes it needs to do – the Company will need to either produce improved operating results or secure additional sources of capital.

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

These risks and uncertainties include, but are not limited to:

•	Our ability to execute our strategic initiatives, including our core market analysis and asset rationalization program, brand positioning, expense reduction, image makeovers and customer service and our ability to fund these initiatives, particularly in light of current operating results, covenants contained in Company financing documents and the impact of changes in the Company’s debt ratings by nationally recognized rating agencies.

•	The success of our brand positioning initiative to increase sales and market share, particularly in light of five consecutive quarters of sales declines.

•	The success of our asset rationalization initiative, which is expected to result in restructuring charges and gains/losses from asset dispositions over the next twelve months. Cash savings from asset rationalization are dependent on the Company identifying fair market value purchasers for non-core assets. Further, prior to full implementation of non-core asset sales, which may require several quarters to complete, certain of the Company’s markets may experience sales declines as a result of negative responses from Company associates and/or increased competitor activity.

•	The success of our image makeover program and additional capital investments in addressing store conditions that management believes are negatively impacting sales. Stores in need of remodeling are at risk of continuing sales erosion, particularly when they are competing with newer or better maintained competitor facilities. Management does not believe that the image makeover program will fully address all necessary investments in facilities and that an acceleration of its remodeling activity will be necessary in many core markets in the future.

•	Our ability to maintain appropriate payment terms with our vendors. Vendor financing is a significant source of liquidity for the Company. To date, we have not experienced any significant restriction in credit terms; however, any such significant restriction in terms would impact negatively the Company’s liquidity and financial flexibility.

•	Our ability to achieve targeted expense reductions, some of which are subject to future risk of realization.

•	Our ability to implement effectively the customer service initiative, particularly to enhance product offerings and assortment and customer service in our retail stores. Effective procurement operations are necessary for the Company to achieve many aspects of its strategic vision, including high in-stock levels, product assortments meeting consumer demands and tailoring of store offerings to local tastes. Service levels in our retail stores, while improved from prior years, may not equal service levels at significant supermarket competitors of the Company. Consistent execution of our retail operations plan throughout our store base and customer acceptance of this improvement is necessary for the success of our brand positioning initiative. The customer service initiative must be executed effectively in order to enable central procurement and retail operations to fill these roles.

•	Our ability to implement effectively pricing and promotional programs, particularly our shelf-pricing program, that increase customer count, sales and gross profit. If sales do not increase in the future, we would in the future need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our ability to consummate a pending modification of our existing credit facility to provide the Company with additional liquidity and generally our ability to continue to obtain long-term financing.

•	Our ability to upgrade our information systems and successfully implement new technology. The Company is currently investing in new technology applications to handle core business processes, including inventory management, purchasing and retail labor scheduling. In order to compete effectively in its markets, the Company believes it must implement these systems successfully and develop a full set of technology tools to effectively support current and future business operations.

•	Our ability to predict with certainty the reserve for self-insurance due to the variability of such factors as claims experience, medical inflation, changes in legislation, and jury verdicts.

•	Our response to the entry of new competitors in our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores, drug stores and conventional department stores.

•	Our ability to successfully resolve certain alleged class action lawsuits.

•	Our ability to recruit, retain and develop key management and employees.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations.

•	General business and economic conditions in the Company’s operating regions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company manages interest rate risk through the use of fixed rate debt. From time to time, the Company enters in to interest rate swaps to manage interest rate risk. During the quarter ended March 31, 2004 the Company unwound its interest rate swaps related to its fixed rate borrowing and currently has no interest rate swaps in effect.

The following table presents the future principal amounts and related weighted-average interest rates expected on the Company’s existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 31, 2004.

Expected Maturity Date

(Dollar amounts in thousands)

	2004	2005	2006	2007	2008	Total	Fair Value
Long-term debt
Fixed rate	$44	273	270	267	300,068	$300,922	$267,922
Average interest rate	9.40%	9.40%	9.40%	9.40%	8.88%	8.88%

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

As required by Rule 13a-15 under the Exchange Act, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, these officers concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On February 3, 2004, a putative class action lawsuit was filed in the United States District Court for the Middle District of Florida against the Company and three of our present and former executive officers. This action purports to be brought on behalf of a class of purchasers of our common stock during the period from October 9, 2002 through and including January 29, 2004 (the “Class Period”). The complaint alleges claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that, during the Class Period, the defendants made false and misleading statements regarding the Company’s marketing and competitive situation, self-insurance reserves, impairment of assets, and other matters. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. Subsequently, several similar putative class actions were filed asserting substantially the same claims, and some of these claims name a fourth executive officer as a defendant. The Company expects that these various actions will be consolidated and will proceed as a single action. The Company believes that the claims are without merit and intends to defend itself vigorously.

On March 17, 2004, two other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company, three of the Company’s present and former executive officers and certain employees who serve on the administrative committee of the Company’s Profit Sharing/401(k) Plan (the “Plan”). The two complaints are nearly identical, and the actions likely will be consolidated and then proceed as a single action. The actions purport to be brought on behalf of a class consisting of the Plan and participants and beneficiaries under the Plan that held shares through accounts under the Plan during the period from May 6, 2002 through and including January 29, 2004 (the “Class Period”). The complaints allege claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). More specifically, the complaints generally allege that, during the Class Period, the defendants breached their fiduciary duties to the Plan, its participants and its beneficiaries under ERISA by failing to exercise prudent discretion in deciding whether to sell Company stock to the Plan trustee for investment by the Plan, failing to provide timely, accurate and complete information to Plan participants, failing to adequately monitor and review Company stock performance as a prudent investment option, failing to manage Plan assets with reasonable care, skill, prudence and diligence and other matters. The complaints seek certification as a class action, a declaration that defendants violated fiduciary duties under ERISA, unspecified equitable and remedial damages, attorneys’ fees and costs, and other relief. The Company believes that the claims are without merit and intends to defend itself vigorously.

The Company also is involved in various legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. While no one can predict the ultimate outcome of any pending or threatened litigation with certainty, management believes that any resolution of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Paul Novak, most recently Executive Vice President, Chief Development Officer for Burger King Corporation, was elected Senior Vice President and Chief Development Officer on March 1, 2004.

Bennett L. Nussbaum, most recently Executive Vice President and Chief Financial Officer for Burger King Corporation, was elected Senior Vice President and Chief Financial Officer on March 8, 2004.

Bradley S. Spooner, formerly Senior Director of Operations, was elected Vice President and Division Manager of the North Florida Division on January 22, 2004.

Nancy H. Gaddy, formerly Vice President of Deli and Food Services at Ingles Markets was elected Vice President of Deli-Bakery on February 16, 2004.

Paul L. Tiberio, formerly Corporate Vice President for Federated Group, was elected Vice President of Grocery, Dairy and Frozen Foods on March 9, 2004.

Joseph P. Medina, formerly Senior Director of Operations, was elected Vice President and Division Manager of the Montgomery Division on March 19, 2004.

Randall L. Rambo, formerly South Florida Retail Operations Superintendent was elected Vice President and Division Manager of the South Florida Division on April 19, 2004.

Paul J. Kennedy, formerly Vice President of Perishables for Associated Grocers was elected Vice President of Produce and Floral Merchandising on April 19, 2004.

Mark A. Sellers, formerly Division President of South Florida, was elected Group Vice President of Retail Operations on April 19, 2004.

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

(b) Reports on Form 8-K

On January 20, 2004, the Company furnished a Current Report on Form 8-K, including a press release announcing financial results for the quarter ended January 7, 2004.

On March 8, 2004, the Company filed a Current Report on Form 8-K, including an announcement of the appointment of Bennett Nussbaum as Senior Vice-President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: May 11, 2004	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer

Date: May 11, 2004	/S/ D. MICHAEL BYRUM
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