Form 10-K
period 2004-06-30
WINN DIXIE STORES INC
filed 2004-08-26
CIK 107681

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐.

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on January 7, 2004, as reported on the New York Stock Exchange, was approximately $850,446,571.

As of August 20, 2004, the registrant had outstanding 142,043,551 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2004

PART I

Unless specified to the contrary, all information reported in Part I of this Annual Report on Form 10-K is as of June 30, 2004, which was the end of our most recently completed fiscal year.

ITEM 1: BUSINESS

GENERAL

Winn-Dixie Stores, Inc. and its subsidiaries (which may be referred to as “we,” “us” or “our Company”) is a food and drug retailer operating in the southeastern United States and the Bahama Islands. We operate primarily under the “Winn-Dixie” and “Winn-Dixie Marketplace” banners. According to published reports, we are the eighth largest food retailer in the United States and one of the largest in the Southeast, based on revenues.

We have determined that our operations are within one reportable segment. Accordingly, financial information on segments is not provided.

CORE RETAIL MARKETS

Store Operations

Substantially all of our stores offer grocery, meat, seafood, produce, deli, bakery, floral, health and beauty and other general merchandise items. We offer national brands as well as our own private label products. Most of our stores include a pharmacy. Many stores offer photo labs and other special service departments. We have 59 liquor stores and 27 fuel centers in our core retail markets, as defined below.

As detailed in our asset rationalization plan which was approved by the Board of Directors and announced in April 2004 and discussed below, we are currently in the process of exiting either by sale or closure stores located in market areas we have designated as non-core. Those stores remaining are denoted as core. We also identified a number of underperforming stores within areas identified as core markets which will also close under the plan. The references to “core” and “non-core” throughout this document refer to these terms as detailed in the asset rationalization plan.

The following chart identifies each of our core markets by state and designated marketing area (DMA®), the number of stores operating in each DMA and the banners under which they operate. It also gives the count of stores in non-core market areas. We operate grocery warehouse stores under the “SaveRite” banner and most of our Bahama stores under the “City Markets” banner.

	Total	Winn Dixie/ Marketplace	SaveRite	City Markets
Florida	440	429	11	—
Orlando / Daytona	104	98	6	—
Miami / Fort Lauderdale	92	92	—	—
Tampa /St. Petersburg	82	80	2	—
Jacksonville	52	49	3	—
West Palm Beach / Fort Pierce	44	44	—	—
Fort Myers / Naples	21	21	—	—
Mobile / Pensacola	17	17	—	—
Tallahassee	11	11	—	—
Panama City	10	10	—	—
Gainesville	7	7	—	—

Alabama	112	112	—	—

Birmingham	45	45	—	—
Montgomery	22	22	—	—
Mobile / Pensacola	20	20	—	—
Huntsville	10	10	—	—
Other	15	15	—	—

Georgia	96	54	42	—

Atlanta	49	7	42	—
Albany	11	11	—	—
Other	36	36	—	—

North Carolina	92	92	—	—

Charlotte	35	35	—	—
Raleigh / Durham*	31	31	—	—
Greensboro / High Point	19	19	—	—
Greenville / Spartanburg	7	7	—	—

Louisiana	78	78	—	—

New Orleans	43	43	—	—
Baton Rouge	19	19	—	—
Lafayette	12	12	—	—
Alexandria	4	4	—	—

Mississippi	60	50	10	—

Jackson	28	21	7	—
Other	32	29	3	—

South Carolina	50	50	—	—

Greenville / Spartanburg	24	24	—	—
Other	26	26	—	—

Bahamas	12	3	—	9

Tennessee	7	7	—	—

Chattanooga	7	7	—	—

Total Core Market Stores	947	875	63	9

Non-Core Market Stores	102	102	—	—

Total stores as of June 30, 2004	1,049	977	63	9

*	Includes two stores in Virginia.

The following chart provides selected information relating to our retail store base for the last five fiscal years:

	2004	2003	2002	2001	2000
Core Market Stores
In operation at beginning of fiscal year	963	962	965	896	959
Opened and acquired during fiscal year	10	12	5	87	27
Closed or sold during fiscal year	26	11	8	18	90

In operation at end of fiscal year	947	963	962	965	896

Related Data - All Stores in Operation
Opened during year	11	13	5	17	33
Enlarged or remodeled during year	48	62	29	11	42
Image makeover during year	331	—	—	—	—
Opened/enlarged/remodeled/made over in last five years	602	355	500	628	789
Percent to total stores in operation	57.4	33.1	46.6	54.5	73.1
Year-end retail square footage (in millions)	46.8	47.6	47.5	51.1	48.1
Average store size at fiscal year-end (square footage in thousands)	44.6	44.4	44.2	44.3	44.6

Beginning in fiscal 2004, a remodel is defined as a major project with costs ranging from $750,000 to $2.5 million. The 331 image makeovers completed in fiscal 2004 were at a cost of approximately $50,000 to $250,000 each. Prior to fiscal 2004, projects of the scale of an image makeover were generally included as remodels and are reflected as such in the above table for fiscal years 2003 and earlier.

Merchandising

We offer national brands as well as our own private label products. These products are delivered through our distribution centers or directly from manufacturers and wholesalers.

Our merchandising strategy is to improve our perishable product offerings and merchandising programs, particularly in our delis and bakeries, and to enhance product assortment throughout the store by focusing on the specific needs of the customers in the neighborhood of each store. We are testing our efforts in this regard in our lead market of 92 stores in the Miami-Ft. Lauderdale DMA, as described below.

An important aspect of our merchandising efforts is our private label product line. We have developed a line of over 3,000 private label products. We are in the process of consolidating the number of brands under which these products are marketed to four primary names: Winn-Dixie Prestige, Winn-Dixie, Thrifty Maid and Chek. The Winn-Dixie Prestige line of products includes a limited number of specialty items such as premium ice creams. Our Winn-Dixie line of products includes dairy, pasta, cereal, snacks, and peanut butter, as well as other quality products. The Thrifty Maid line of products includes canned fruits and vegetables. The Chek line of products consists of carbonated beverages.

Marketing

We use most forms of mass media and selected forms of highly targeted media for our retail advertising. We also incorporate major sponsorships into our marketing plan, such as the Jacksonville Jaguars, the Tampa Bay Buccaneers and the Super Bowl. Marketing campaigns are executed on both a regional and local basis and are often tailored to individual markets and customer demographics.

Strategic Initiatives

We are developing and pursuing five strategic initiatives announced during fiscal 2004. These initiatives are asset rationalization, expense reductions and three brand-related initiatives: customer service programs, image makeovers, and brand positioning.

Asset Rationalization

During the third quarter, we conducted a thorough market-by-market review of our operations, in which we classified each DMA as core or non-core based on an evaluation that examined market size, competitive considerations, demographic trends, and potential for growth. In evaluating our store base at that time, we considered many key factors, including market share, profitability, real estate quality, potential exit costs and other financial factors. The purpose of this initiative is to identify and refocus on the core markets that present our Company with the best opportunities for success, and to pinpoint and exit the non-core markets in which we have a low market share and limited opportunities to gain share. Core markets are generally where we maintain a 1st, 2nd or 3rd market share position, or where we believe there may be future strategic opportunities to become a market leader. Non-core markets represent areas where we have limited opportunities to gain market share or are unprofitable in the aggregate.

On April 23, 2004, the Company’s Board of Directors approved a plan under which Winn-Dixie is focusing on a core base of stores across 36 DMAs and the Bahamas. Under the plan, the Company will exit a total of 156 stores, 111 of which are in 16 non-core DMAs and 45 of which are under-performing stores within core DMAs. During the fourth quarter, we began to exit these stores through sale or closure. As of August 1, 2004, we had completed the sale of nine and the closure of 23 of the identified locations.

In addition, as part of the asset rationalization plan, we are exiting three of our 14 distribution centers located in Louisville, Kentucky; Clayton, North Carolina; and Sarasota, Florida. As of August 1, 2004, we had ceased operations at two of the distribution centers.

We also designated our manufacturing operations as non-core and are pursuing the sale of our Dixie Packers, Crackin’ Good Bakers, Crackin’ Good Snacks, and Montgomery Pizza operations. As of August 1, 2004, the Miami Dairy operation was consolidated into other dairies and the Greenville Ice Cream operation was in the process of being consolidated. We expect to complete these sales or exit these facilities by April 2005.

Following the asset rationalization process, our operating area will include Florida, Alabama, Louisiana, Georgia, and certain areas of North Carolina, South Carolina, Mississippi, Tennessee, Virginia and the Bahamas.

Brand-Related Initiatives

We are pursuing three strategic brand-related initiatives aimed at positioning Winn-Dixie as a neighborhood grocer competing on a combination of convenience, quality and price. These initiatives include: (1) improving our in-store customer service, (2) an image makeover program for our stores, and (3) improving our brand positioning. We are implementing, testing and refining the new initiatives in our lead market of 92 stores in the Miami-Ft. Lauderdale DMA. Our lead market program is designed to test and refine our new approach and measure its impact on a smaller scale before moving forward with the program throughout our core markets.

We are introducing into our lead market stores new product offerings and merchandising programs to enhance our perishables offerings, focusing in particular on our delis and bakeries. We also recognize the need to improve our store operating model to consistently deliver a higher quality customer shopping experience and personal, friendly service across all stores. We are testing these new offerings and merchandising, as well as new training, recruiting and performance management initiatives in our lead market.

In fiscal 2004, we launched an image makeover program to improve lighting, install produce bins, paint store interiors / exteriors and replace outside signage. We have now modified our image makeover program in the lead market to complement our other initiatives. Our lead market image makeover program also enhances the décor in the bakery and deli departments, adds registers in these departments, installs or upgrades self check out services and incorporates additional enhancements throughout the store. We anticipate that in fiscal 2005 our image makeover activities will be focused primarily in the lead market.

The first eight stores to contain the elements of our branding initiative in the lead market were completed on July 22, 2004. We anticipate that all stores in our lead market will include these new programs and offerings by March 2005. Given the size of the lead market and the implementation schedule, we do not anticipate recognizing any material financial benefit from this initiative in fiscal 2005.

Information Technology

We invest in technology and information systems to support our business. During 2004, we continued our investment in a new buying and billing system and labor management and scheduling systems, which are substantially complete. We also continued our investment in an inventory management and pricing system, our enterprise data warehouse and our Customer Reward Card program.

In 2004, we fully equipped our truck fleet with onboard computers that use a Global Positioning System to provide direct communication with drivers. This technology allows us to effectively route store deliveries while closely monitoring truck mileage and expenses.

We continue to use several online programs that enhance customer service, such as our online pharmacy program for customers to access the Winn-Dixie pharmacy services, and Party ONline, an online ordering service to assist customers with planning holiday parties. Our Web site also features fresh flowers from FTD, the world’s largest floral company.

Distribution

In connection with our asset rationalization plan, we identified three of our 14 distribution facilities to be sold and/or closed. These facilities are located in Louisville, Kentucky; Clayton, North Carolina; and Sarasota, Florida. As of August 1, 2004 we have closed the Clayton and Sarasota facilities. Our remaining network of regional distribution centers will serve our core retail markets.

Upon completion of the asset rationalization plan, we will operate 11 distribution centers (10 in the United States and one in the Bahamas) which collectively provide the majority of all products to our stores.

Manufacturing

In connection with our asset rationalization plan, we undertook a comprehensive review of our manufacturing operations and determined that these operations are not fundamental to our core business of operating supermarkets. Products currently manufactured in facilities listed as part of the 2004 Restructure in the following chart will be purchased from third parties subsequent to closure.

The following table reflects our manufacturing operations, including those detailed in our asset rationalization plan:

	2004 Restructure*	All Others	Total
Dairy Facilities
Milk	—	5	5
Ice cream	1	1	2
Cultured products	—	1	1

Total Dairy Facilities	1	7	8

Grocery Facilities
Frozen pizza	1	—	1
Coffee, tea and spices	—	1	1
Jams, jellies, mayonnaise, salad dressing, peanut butter and condiments	—	1	1
Carbonated beverages	—	1	1
Crackers and cookies	1	—	1
Meat processing	1	—	1
Snacks	1	—	1

Total Grocery Facilities	4	3	7

Total Manufacturing Operations	5	10	15

*	Miami Dairy closed in fiscal 2004 and is not included in the table.

Employees

We employ approximately 89,000 associates, of whom approximately 36,000 are employed on a full-time basis and 53,000 on a part-time basis. We consider our employee relations to be good.

None of our U.S. employees are covered by a collective bargaining agreement. We have a collective bargaining agreement in place covering nine of our Bahamas stores representing approximately 345 employees.

Trademarks

We actively enforce and defend our rights in our intellectual property portfolio, which is an important asset. In addition to the Winn-Dixie and SaveRite trademarks, we own approximately 65 other trademarks which are registered or pending as applications in the United States Patent and Trademark Office.

Suppliers and Raw Materials Sources

We receive the products we sell in our stores and the raw materials we use in our manufacturing operations from a number of sources. In general, we are not dependent on a single or relatively few suppliers. We believe that our products and raw materials generally are available in sufficient supply to adequately meet customer demand.

Environmental Matters

We are subject to federal, state and local environmental laws that apply to property ownership, property development and store operations. We may be subject to certain environmental regulations regardless of whether we lease or own stores or land or whether environmental conditions were created by us, the owner or a prior tenant.

We believe that compliance with federal, state and local environmental laws and regulations has not had a material effect on our capital expenditures, earnings or competitive position. We are not aware of any environmental condition at any of our properties that could be considered material. However, it is possible that the environmental investigations of our properties might not have revealed all potential environmental liabilities or might have underestimated any potential environmental issues. It is also possible that future environmental laws and regulations or new interpretations of existing environmental laws will impose material environmental liabilities on us or that current environmental conditions of properties that we own or operate will be affected adversely by hazardous substances associated with other nearby properties or the actions of unrelated third parties. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any environmental liabilities, or responding to changed environmental conditions could materially adversely affect our financial condition and operating results.

Government Regulation

We are subject to regulation by a number of federal, state and local government agencies. Our stores also are subject to laws regarding zoning, land use, pharmacy operations and alcoholic beverage sales, among others. We believe that we are in material compliance with these laws and regulations.

Competition

We generally compete based on location, product quality, service, price, convenience, product variety and store condition. The number and type of competitors vary by location and competitive position varies according to individual operating markets.

The supermarket industry is highly competitive and generally characterized by high inventory turnover and narrow profit margins. We compete directly with national, regional and local supermarket chains, and independent supermarkets. We also compete with supercenters and other non-traditional grocery retailers such as dollar discount stores, drug stores, convenience stores, warehouse club stores and conventional department stores. Beyond grocery retailers, we also face competition from restaurants and fast food chains due to the increasing trend of consumers purchasing and consuming food away from home.

Seasonality

Due to the influx of winter residents to the Sunbelt, particularly to Florida, and increased purchases of food items for the Thanksgiving and Christmas holiday seasons, we usually experience an increase in sales during the months of November to April each year.

Working Capital

At year-end 2004, working capital was composed of $1.4 billion of current assets and $0.9 billion of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations presented in the consolidated statement of cash flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

Additional Information

We were created as a Florida corporation in 1928. Our headquarters is located at 5050 Edgewood Court, Jacksonville, Florida 32254-3699. Our telephone number is 904-783-5000.

Our Web site located at www.winn-dixie.com provides additional information about our Company. On our Web site you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission. You can also obtain copies of all of our recent press releases. Our Web site also contains important information relating to our corporate governance practices, including our Code of Conduct, information on the members of our Board of Directors, our Governance Principles and our Committee Charters. Unless specifically incorporated herein, the information on our Web site is not part of this Annual Report on Form 10-K.

ITEM 2: PROPERTIES

We conduct our retail operations primarily in leased properties. Each lease provides for a minimum annual rent and certain of these leases require additional rental payments to the extent sales volumes exceed specified amounts. We believe our retail properties are in adequate condition for their intended use.

We conduct our manufacturing and distribution operations in owned and leased facilities. We believe that these properties are in adequate condition for their intended use.

The following table reflects our owned and leased properties utilized in our operation.

	Retail Stores		Manufacturing Plants		Distribution Centers
	Owned	Leased	Owned	Leased	Owned	Leased
Florida	6	434	2	3	2	4
Alabama	—	112	1	1	1	—
North Carolina	—	100	—	1	—	2
Georgia	1	95	2	2	—	1
Louisiana	2	76	—	1	—	1
Mississippi	—	65	—	—	—	—
South Carolina	—	56	—	2	—	1
Kentucky	1	38	—	—	1	—
Virginia	—	28	—	—	—	—
Ohio	—	10	—	—	—	—
Tennessee	—	12	—	—	—	—
Indiana	—	1	—	—	—	—
Bahamas	—	12	—	—	—	1

Total	10	1,039	5	10	4	10

We operate eight retail support offices, located at certain of our distribution centers. Our corporate headquarters are located in several leased properties in Jacksonville, Florida.

ITEM 3: LEGAL PROCEEDINGS

On February 3, 2004, a putative class action lawsuit was filed in the United States District Court for the Middle District of Florida against us and three of our present and former executive officers. This action purports to be brought on behalf of a class of purchasers of our common stock during the period from October 9, 2002, through and including January 29, 2004 (the “Class Period”). The complaint alleges claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that, during the Class Period, the defendants made false and misleading statements regarding our marketing and competitive situation, self-insurance reserves, impairment of assets and other matters. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief.

Subsequently, several similar putative class actions were filed asserting substantially the same claims, and some of these claims name a fourth executive officer as a defendant. We expect that these various actions will be consolidated and will proceed as a single action. We believe that the claims are without merit and intend to defend ourselves vigorously.

On March 17, 2004, two other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us, three of our present and former executive officers and certain employees who serve on the administrative committee that administers our Profit Sharing/401(k) Plan (the “Plan”). On April 22, 2004, another putative class action lawsuit was filed in the same court against the same defendants. The three complaints are nearly identical, and the actions likely will be consolidated and then proceed as a single action. The actions purport to be brought on behalf of a class consisting of the Plan and participants and beneficiaries under the Plan whose individual accounts held shares in the Winn-Dixie Stock Fund during the period from May 6, 2002, through and including January 29, 2004 (the “Class Period”). The complaints allege claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). More specifically, the complaints generally allege that, during the Class Period, the defendants breached their fiduciary duties to the Plan, its participants and its beneficiaries under ERISA by failing to exercise prudent discretion in deciding whether to sell Company stock to the Plan trustee for investment by the Plan, failing to provide timely, accurate and complete information to Plan participants, failing to adequately monitor and review Company stock performance as a prudent investment option, failing to manage Plan assets with reasonable care, skill, prudence and diligence and other matters. The complaints seek certification as a class action, a declaration that defendants violated fiduciary duties under ERISA, unspecified equitable and remedial damages, attorneys’ fees and costs, and other relief. We believe that the claims are without merit and intend to defend ourselves vigorously.

In addition, we are from time to time involved in various legal proceedings incidental to our business, the cost of which are either included in the self insurance or legal reserves or are expected to be covered by liability insurance. While no one can predict the ultimate outcome of any pending or threatened litigation, management believes that any resolution of these proceedings will not have a material adverse effect on our results of operations or financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the ticker symbol: WIN. The number of holders of record of our common stock as of June 30, 2004, was 36,868.

Covenants related to our outstanding $300.0 million 8.875% senior notes require maintaining a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the senior secured credit facility or to make dividend payments. Based on the four quarters ended June 30, 2004, we do not meet the minimum fixed charge coverage ratio of 2.25 to 1.0 and are not able to declare dividends until such time as the coverage ratio is met. On January 30, 2004, our Board of Directors suspended indefinitely the declaration of future quarterly dividends.

The following table shows quarterly high and low closing prices of our common stock and dividends for fiscal years 2003 and 2004:

	High	Low	Dividends Per Share
2003:
First Quarter	$17.83	14.10	0.05
Second Quarter	$16.80	12.56	0.05
Third Quarter	$16.65	11.51	0.05
Fourth Quarter	$14.85	12.30	0.05

2004:
First Quarter	$12.89	9.30	0.05
Second Quarter	$10.34	7.50	0.05
Third Quarter	$9.85	5.69	0.05
Fourth Quarter	$8.40	5.97	—

We did not purchase any of our equity securities during the fourth quarter of fiscal 2004.

ITEM 6: SELECTED FINANCIAL DATA

We derived selected financial data for fiscal 2004, 2003, and 2002 from our audited consolidated financial statements included elsewhere in this report. We derived financial data for fiscal 2001 and 2000 from previously issued audited financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this report. The data have been reclassified for discontinued operations and restructuring, as described in Note 17 of the consolidated financial statements.

*	Fiscal year 2004 contains 53 weeks.

	2004*	2003	2002	2001	2000
	Dollar amounts in millions except per share data
Sales from continuing operations
Sales	$10,633	11,026	11,172	11,073	11,813
Percent (decrease) increase	(3.6)	(1.3)	0.9	(6.3)	(2.7)
Earnings Summary from continuing operations
Gross profit	$2,814	3,133	3,085	2,988	3,237
Percent of sales	26.4	28.4	27.6	27.0	27.4
Asset impairment and restructuring charges	$44	—	22	147	396
Percent of sales	0.4	—	0.2	1.3	3.3
Other operating and administrative expenses	$2,843	2,830	2,715	2,674	3,045
Percent of sales	26.7	25.7	24.3	24.1	25.8
(Loss) earnings before taxes	$(88)	315	286	114	(250)
Percent of sales	(0.8)	2.8	2.6	1.0	(2.1)
(Loss) earnings from continuing operations	$(51)	236	176	70	(190)
Percent of sales	(0.5)	2.1	1.6	0.6	(1.6)
Common Stock Data
(Loss) Earnings per share from continuing operations
Basic	$(0.36)	1.68	1.26	0.50	(1.30)
Diluted	$(0.36)	1.68	1.25	0.50	(1.30)
Cash dividends
Dividends paid	$21	28	50	143	149
Percent of net (loss) earnings from continuing operations	(41.2)	11.9	28.4	202.9	(78.8)
Per share	$0.15	0.20	0.35	1.01	1.06
Financial Data
Cash flow information
Net cash provided by operating activities	$183	374	377	245	743
Net cash used in investing activities	$(227)	(209)	(65)	(444)	(196)
Net cash (used in) provided by financing activities	$(26)	(266)	(205)	290	(542)
Capital expenditures, net	$204	177	85	313	213
Depreciation and amortization from continuing operations	$160	155	164	172	239
Depreciation and amortization from discontinued operations	$9	11	12	12	18
Working capital	$412	455	528	449	50
Current ratio	1.4	1.4	1.5	1.4	1.0
Total current assets	$1,351	1,473	1,638	1,599	1,472
Total assets	$2,619	2,790	2,918	3,042	2,747
Total current liabilities	$939	1,019	1,110	1,150	1,422
Long-term debt	$301	311	541	697	—
Capital lease obligations - long term	$13	21	25	29	32
Shareholders’ equity	$917	1,029	812	772	868
Long-term debt to equity ratio	0.3	0.3	0.7	0.9	—
Comprehensive income (loss)	$(97)	237	84	44	(232)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of our business strategies, all of which are subject to certain risks. All of the information in this section should be read in conjunction with the information contained in “Forward Looking Statements” below.

Executive Overview

Identical sales from continuing operations, on a comparative 52 week basis, declined 6.0% for fiscal 2004 as compared to the previous year. The decline was caused primarily by (a) increased competition through competitive store openings, (b) the de-emphasis of certain limited aspects of our promotional program on advertised special offers and (c) price reductions as part of the implementation of our shelf–pricing program without a corresponding increase in tonnage. Other items that contributed to the decline were store conditions, inconsistent customer service, promotional activity in existing stores by traditional supermarket competitors and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores. Based on information available to us regarding competitor store opening plans, we expect the competitive store openings to continue to negatively impact our identical sales for the foreseeable future.

The gross margin was negatively impacted in the second quarter of fiscal 2004 by the introduction of our shelf-pricing program without reducing promotional programs. Approximately 50% of the decline in fiscal 2004 gross profit occurred in the second quarter. The gross margin improved by 130 basis points in the third quarter compared to the second quarter and 10 basis points in the fourth quarter compared to the third quarter. The improvement in gross margin was due primarily to (a) the de-emphasis of certain aspects of our promotional program on advertised special offers and (b) modifications in the third quarter to our shelf-pricing program, which increased pricing on certain items, while maintaining our focus on targeted core basket items.

Our net loss from continuing operations for fiscal 2004 was $50.8 million ($0.36 per diluted share) compared to net earnings of $236.1 million ($1.68 per diluted share) for fiscal 2003. The change is due to (a) sales decline, (b) a reduction in gross margin, and (c) asset impairment and restructuring charges.

We are developing and pursuing five strategic initiatives, announced during fiscal 2004, aimed at improving our competitive positioning and operating performance. These initiatives are (1) asset rationalization, (2) expense reductions, (3) brand positioning, (4) customer service, and (5) image makeovers. For a description of these initiatives, please see the “Strategic Initiatives” section contained in Item 1, above.

Results of Operations

Fiscal year ended June 30, 2004 (“Fiscal 2004”) compared to Fiscal year ended June 25, 2003 (“Fiscal 2003”)

Continuing Operations

Net Sales. Net Sales for the 53 weeks ended June 30, 2004 were $10.6 billion, a decrease of $0.4 billion, or 3.6%, compared to the 52 weeks ended June 25, 2003.

Average store sales, which is an average for all continuing operating stores based on the number of weeks open during the fiscal year, decreased 5.7%. Identical store sales for continuing operations locations, which include enlargements and exclude the sales from stores that opened or closed during the period, decreased 6.0% for the year. Comparable store sales for continuing operations locations, which include replacement stores, decreased 5.9% for the year. Identical and comparable store sales comparisons are measured on a 52-week basis while the total sales comparison is based on 53 weeks in 2004 and 52 weeks in 2003.

The identical sales decline of 6.0% during the year was caused primarily by (a) increased competition through competitive store openings, (b) the de-emphasis of certain limited aspects of our promotional program on advertised special offers and (c) price reductions as part of the implementation of our shelf–pricing program without a corresponding increase in tonnage. Store conditions, inconsistent customer service, promotional activity in existing stores by traditional supermarket competitors and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores also contributed to the decline. Based on our projected store openings and information available to us regarding competitor store opening plans, we expect competitive store openings to continue to negatively impact our sales for the foreseeable future.

Gross Profit on Sales. Gross profit on sales decreased $319.5 million during the current year compared to fiscal 2003. As a percentage of sales, the gross margin for the current year and fiscal 2003 was 26.4% and 28.4%, respectively.

The gross margin for fiscal 2004 compared to fiscal 2003 was negatively impacted by several factors resulting in the overall decline of 200 basis points. The primary cause of the decline in gross profit for the year related to the implementation of price reductions associated with our shelf-price program during the second quarter of fiscal 2004 without reducing promotional programs. The de-emphasis of certain aspects of our promotional programs on advertised special offers and modifications in the third and fourth quarters of fiscal 2004 to our shelf-pricing program, which increased pricing on certain items while maintaining our focus on targeted core basket items, partially offset the overall decline. The gross margin improved by 130 basis points in the third quarter compared to the second quarter and 10 basis points in the fourth quarter compared to the third quarter. In addition, we experienced a decline in the current year compared to the previous year in product growth funds. These funds are based upon purchasing additional cases of vendors’ products. As sales have declined over the past seven quarters, the majority of these funds have not been available to us. As well, we have experienced an increase in inventory shrink.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $12.8 million as compared to the prior year. As a percentage of sales, other operating and administrative expenses were 26.7% and 25.7% for the current and prior year, respectively.

The increase in other operating and administrative expenses during the year was a result of several factors. We experienced an increase in the expense for lease liability on closed stores due to adjustments of certain existing closed store lease liabilities and the addition of 9 locations to the liability during the year. In addition, we experienced increases in advertising, utility and occupancy cost on store facilities which were partially offset by reductions in retail labor and other compensation and benefit expenditures from lower sales volumes. Certain expenses were higher in fiscal 2004 as compared to fiscal 2003 due to the additional week included in fiscal 2004.

The increase in operating and administrative expenses as a percentage of sales is due to our fixed expenses remaining relatively consistent over the prior year while sales have declined.

Asset Impairment Charges. In connection with a review of future cash flows from continuing operations and the residual value of long-lived assets, along with the development and announcement of our asset rationalization plan related to the sale or closure of certain stores, distribution centers, and manufacturing operations, we recognized total asset impairment charges of $63.2 million in fiscal 2004.

Asset impairment charges related to locations in the asset rationalization plan which do not qualify as discontinued operations totaled $6.3 million and are included as a component of restructuring charges. Charges totaling $35.0 million relate to long-lived assets outside the asset rationalization plan and are classified as asset impairment charges. An additional $21.9 million is contained in discontinued operations.

Interest Expense. Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases.

Net interest expense totaled $14.4 million for fiscal 2004 as compared to $40.4 million in fiscal 2003. The decline in interest expense is related to the income of $14.5 million recognized from swap terminations which occurred during the third quarter of fiscal 2004, write-off of unamortized debt issue costs of $4.6 million in fiscal 2004 compared to $6.4 million in fiscal 2003, payments in fiscal 2003 of $7.5 million to unwind interest rate swaps, and reduction of $6.8 million in interest expense related to the six-year term note which is no longer outstanding.

Income Taxes. Income taxes from continuing operations have been accrued at an effective tax rate of 42.0% as compared with 25.1% for fiscal 2003. The current year rate was affected primarily by the operating loss for the current year and the impact of permanent tax differences. The prior year effective tax rate was affected by the reversal of $28.0 million in tax reserves related to the settlement of company-owned life insurance issues, a tax credit benefit from scholarship contributions and the resolution of other tax issues.

Net (Loss) Earnings From Continuing Operations. Net loss from continuing operations amounted to $50.8 million for fiscal 2004, or $0.36 per diluted share, as compared to net earnings from continuing operations of $236.1 million, or $1.68 per diluted share, in the prior year.

Discontinued Operations and Restructuring

On April 23, 2004, our Board of Directors approved an asset rationalization plan, to be executed over a 12-month period from the announcement date. The asset rationalization plan detailed the plan to sell or close 45 unprofitable or poorly located stores within our core DMA®s and to exit the 16 non-core DMA®s by sale or closure of 111 stores. In addition to retail locations, the plan contemplates our exiting three of our 14 distribution centers. We also undertook a comprehensive review of our manufacturing operations and determined that these operations are not fundamental to our core business of operating supermarkets. As a result, the plan provides for the sale of four of our seven manufacturing plants and the consolidation of two of our nine dairy operations. We will also continue to evaluate our remaining dairies and manufacturing operations.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Asset”, we have determined that certain elements of the announced plan meet the qualifications to be classified as discontinued operations. Other elements of the announced plan do not qualify and must remain as a component of continuing operations. We have determined that all 156 stores and the Louisville, Kentucky distribution center identified in the plan for exit are components of the Company and qualify to be reported as discontinued operations in the Consolidated Statements of Operations. We have determined that the dairy and manufacturing operations to be exited and the remaining two distribution centers do not qualify as discontinued operations. The exit of these dairy and manufacturing operations and these two distribution centers will not eliminate our cash outlay for warehousing and similar manufactured goods subsequent to disposal. The results of operations of these facilities remain in continuing operations. Costs incurred to dispose of the manufacturing and dairy operations and two distribution centers are classified primarily as restructuring costs.

The pre-tax loss from discontinued operations was $77.9 million for fiscal 2004 which includes a pre-tax loss on disposal of discontinued operations of $16.7 million related to employee termination costs, lease termination costs, and other location closing costs. Restructuring charges were $9.0 million for fiscal 2004 related to asset impairment charges, employee termination costs, lease termination costs, and other location closing costs.

The following table displays the total costs incurred through June 30, 2004, along with the range of expected costs:

	Continuing Operations Restruc- turing	Discontinued Operations
		Loss on disposal	Loss on Operations	Incurred to 6/30/04	Total expected
Asset impairment and (gain) loss on sale/retirement, net	$6,789	(1,241)	21,900	27,448	28,000-53,000
Inventory writedowns	—	—	180	180	20,000-35,000
Lease termination costs	496	10,075	—	10,571	185,000-225,000
Employee termination costs	1,633	2,831	—	4,464	20,000-40,000
Other location closing costs	128	5,043	—	5,171	22,000-47,000

Total	$9,046	16,708	22,080	47,834	275,000-400,000

Net sales from discontinued operations were approximately $1.1 billion in both fiscal 2004 and 2003.

Property, plant and equipment related to the operations detailed in the asset rationalization plan in the amount of $51.0 million pertaining to leasehold improvement and equipment have been reclassified as assets held for sale during the fourth quarter.

Fiscal year ended June 25, 2003 (“Fiscal 2003”) compared to Fiscal year ended June 26, 2002 (“Fiscal 2002”)

Continuing Operations

Net Sales. Net Sales for fiscal 2003 decreased 1.3% to $11.0 billion compared to $11.2 billion in fiscal 2002.

Average store sales, which is an average for all continuing operating stores based on the number of weeks open during the fiscal year, decreased 1.4%. Identical store sales, which include enlargements and exclude the sales from stores that opened and closed during the fiscal year, decreased 0.4%. Comparable store sales, which include replacement stores, decreased 0.5%.

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

Gross Profit on Sales. Gross profit on sales was $3.1 billion in fiscal 2003 and fiscal 2002. As a percent of sales, gross profit was 28.4% for fiscal 2003 compared to 27.6% for fiscal 2002. The increase in gross profit on sales was due to pricing strategies and promotions, improved supply chain efficiencies and reductions in inventory shrink which was partially offset by decreased retail sales and decreased manufacturing sales to outside customers.

Other Operating and Administrative Expenses. Other operating and administrative expenses for fiscal 2003 increased 4.2% to $2.8 billion compared to $2.7 billion in fiscal 2002. As a percent of sales, other operating and administrative expenses was 25.7% for fiscal 2003 compared to 24.3% for fiscal 2002.

The increase in other operating and administrative expenses was due to the higher cost of settling prior year insurance claims, improving store conditions, costs associated with information technology initiatives, a gain on the sale of facilities recognized in the previous year and contributions to the State of Florida Nonprofit Scholarship Funding Organizations Program.

We took a proactive approach beginning in 2003 to settling outstanding self-insured claims by accelerating claims payments to prevent future adverse development. In addition, we experienced adverse development related to prior year claims. As a result, fiscal 2003 expense, including the change in the self-insurance reserve, increased by $34.8 million over the prior year.

We increased the spending for items related to appearance and service in our stores in fiscal 2003 as compared to fiscal 2002.

We increased spending on professional fees and other related costs associated with the implementation of several information technology initiatives. The improvement in information technology increased current operational efficiency and provided a platform to build on in the future.

We sold our cheese processing facility in fiscal 2002 for a $12.7 million gain, which reduced other operating and administrative expenses in that year.

During fiscal 2003, we contributed $5.0 million to the State of Florida Nonprofit Scholarship Funding Organizations Program for which we will receive a tax credit for 100% of the amount of the contribution. Comparable contributions were not made in fiscal 2002.

Bank Agreement Termination Income. Bank agreement termination income of $52.7 million ($34.0 million net of tax) for fiscal 2003 resulted from Canadian Imperial Bank of Commerce (“CIBC”) terminating its in-store bank agreement with us. We received $60.0 million and are responsible for the costs associated with the de-installation of the in-store Marketplace Bank locations and other related costs, totaling approximately $7.3 million. Sub-lease income, a component of other operating and administrative expenses, decreased by $8.4 million ($5.4 million net of tax) in fiscal 2003 as compared to fiscal 2002 due to the termination. The net impact on pre-tax profit for fiscal 2003 was an increase of $44.3 million ($28.6 million net of tax).

Interest Expense. Interest expense for fiscal 2003 decreased 34.3% to $40.4 million from $61.6 million in fiscal 2002. The decrease was due to the decrease in average debt outstanding and lower average interest rates paid on debt. This decrease was partially offset by $6.4 million of debt issue costs and $7.5 million to unwind interest rate swaps which were charged to interest expense related to the early extinguishment of the six-year term loan during fiscal 2003. In fiscal 2002, interest expense was impacted by $3.8 million of debt issue costs related to the early extinguishment of debt.

Earnings From Continuing Operations Before Income Taxes. Earnings from continuing operations before income taxes increased 10.2% to $315.4 million from $286.2 million in fiscal 2002. The increase was due primarily to the bank agreement termination income of $52.7 million in fiscal 2003.

Income Taxes. The combined federal and state effective income tax rate from continuing operations decreased to 25.1% for fiscal 2003 from 38.5% for fiscal 2002. The rate in fiscal 2003 is primarily due to the reversal of $28.0 million in tax reserves related to the settlement of company-owned life insurance issues, a tax credit benefit from scholarship contributions and the resolution of other tax issues.

Net Earnings From Continuing Operations. Net earnings from continuing operations increased 34.1% to $236.1 million, or $1.68 per diluted share for fiscal 2003 from $176.1 million, or $1.26 per diluted share for fiscal 2002.

Discontinued Operations

Net (Loss) Earnings from Discontinued Operations. Net (loss) earnings from discontinued operations in fiscal 2003 and 2002 includes the results of operations of the 156 stores and one distribution center to close in the asset rationalization plan announced during fiscal 2004. Net loss from discontinued operations also reflects the results of operations of the Texas and Oklahoma operations exited during fiscal 2002.

Liquidity and Capital Resources

Cash and marketable securities amounted to $76.1 million at June 30, 2004 compared to $146.7 million at June 25, 2003. The decline in cash and marketable securities is primarily the result of capital expenditures and dividend payments that have exceeded cash flow from operations.

As of June 30, 2004, our total liquidity was $448.5 million, which was comprised of $56.8 million in cash and cash equivalents and $391.7 million of net borrowing availability under the revolving credit facility as described below.

The following table sets forth certain consolidated statements of cash flow data:

	53 Weeks Ended June 30, 2004	52 Weeks Ended June 25, 2003
Cash provided by (used in):
Operating activities	$182,728	374,433
Investing activities	(227,399)	(208,824)
Financing activities	(26,026)	(265,940)

Cash provided by operations remained positive despite the net loss for the fiscal year. The cash flow from operations was driven primarily by the decrease in merchandise inventories related to improvements in overall inventory management.

We require capital primarily for the development of new stores, remodeling of stores and investment in technology. Capital expenditures totaled $203.6 million for fiscal 2004 compared to $176.7 million in the previous fiscal year.

We believe that the condition of many of our store facilities must improve. To address facility deficiencies, we launched an image makeover program in fiscal 2004. As of June 30, 2004, a total of 331 makeovers have been completed at a cost of approximately $75.2 million. Makeovers include improving lighting, installing produce bins, painting store interiors and exteriors and replacing outside signage.

We have modified the image makeover program in the lead market to complement our brand positioning initiative. In addition to the basic image makeovers, we have expanded our scope to include enhancements in our delis, bakeries, and front-end checkouts. During the fourth quarter of 2004, we substantially completed lead market image makeovers at eight stores at a total cost of approximately $4.5 million. The total cost of our lead market initiative, including capital expenditures, training, store resets and other costs, is expected to range from $50 to $60 million and is expected to be incurred by March 2005.

The average cost of an image makeover is substantially less than the average cost of a full remodel. Because an image makeover is not a complete substitute for a full remodel, we also believe we will need in the future to expand the scope and rate at which we remodel our stores in core markets in order to maintain a competitive store base and consistent quality in the condition of our store facilities.

On June 29, 2004, we amended and restated our revolving credit facility to increase the borrowing capacity to $600.0 million. The facility is asset-based with a borrowing base comprised of an agreed percentage of the inventory balance, pharmacy receivables, pharmacy scripts and certain real estate. The facility provides for a $400.0 million revolving credit facility and a $200.0 million standby letter of credit facility. No amounts were drawn on the revolving credit facility as of June 30, 2004 other than the import letters of credit described below.

Covenants under the amended and restated credit agreement require a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maximum capital expenditures that will not be tested as long as we maintain a minimum Excess Availability of $100.0 million. If this covenant is not met, our borrowing capacity would be reduced by the minimum Excess Availability requirement. In addition, we cannot allow Adjusted Excess Availability to fall below $75.0 million at any time. To the extent that our Borrowing Base is negatively impacted by asset disposals, reductions in appraisals, or other events, our borrowing capacity could be reduced. The full $600.0 million borrowing capacity was available as of June 30, 2004. Reserves totaling $36.7 million reduced the Borrowing Base to $563.3 million. As described below, letters of credit totaling $8.3 million were outstanding under the revolving credit facility and reduced our borrowing availability to $391.7 million under that facility. In addition, the amended and restated credit agreement has covenants that restrict capital expenditures, dividends, new debt arrangements and acquisitions/dispositions of subsidiaries. The amended and restated credit agreement was filed on a Current Report on Form 8-K dated June 29, 2004.

At June 30, 2004, we had $134.0 million in outstanding letters of credit used primarily to support insurance obligations. Of the total, $117.0 million were issued under the credit facility,

$8.3 million supporting import letters of credit under the $400.0 million revolving credit facility and $108.7 million supporting workers’ compensation standby letters of credit under the $200.0 million letter of credit facility. The remaining $17.0 million in outstanding letters of credit were issued under a separate agreement outside the credit facility and are secured by marketable securities of $19.3 million as of June 30, 2004. We paid weighted average commitment fees of 2.1% on the outstanding letters of credit.

We have $300.0 million of outstanding senior notes bearing interest at 8.875%. The notes mature in 2008 and require interest only payments semiannually until maturity. Covenants related to the senior notes require maintaining a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the senior secured credit facility or to make dividend payments. Based on the four quarters ended June 30, 2004, we do not meet the minimum fixed charge coverage ratio of 2.25 to 1.0 and are not able to incur additional indebtedness outside of the senior secured credit facility or declare dividends until such time the coverage ratio is met. On January 30, 2004, our Board of Directors suspended indefinitely the declaration of future quarterly dividends.

On January 30, 2004, Standard & Poor’s Rating Services lowered our corporate debt rating from BB to B and placed the rating on Credit Watch with negative implications. On July 29, 2004, Standard & Poor’s Rating Services affirmed our corporate debt rating of B and removed the credit watch. The rating still has a negative outlook. On July 8, 2004, Moody’s Investor Services lowered our senior implied ratings to B1 from Ba3 with a negative outlook. The change in the corporate debt ratings had no impact on covenants, pricing of our credit facility or the interest rate paid under the senior notes.

Company management believes that current cash on hand, available trade credit, available borrowings under the revolving credit facility, anticipated cash flow from operations, cash increases as a result of improvements in working capital and the sale of assets from the execution of the asset rationalization plan will be sufficient to fund our current operating and capital needs. Execution of certain of our strategic initiatives will require additional funding. Therefore, before we can implement the more capital-intensive aspects of the strategic initiatives outside of our lead market or increase the scope and timing of full store remodels – as management believes it needs to do – we will need to either produce improved operating results or secure additional sources of capital.

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of our long-term contractual obligations as of June 30, 2004.

Contractual Obligations

	Payment due by period
(amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$301	—	1	300	—
Capital lease obligations	26	5	9	7	5
Operating leases	4,094	402	719	652	2,321
Purchase obligations	484	126	139	92	127
Sponsorship agreements	28	3	6	6	13

Total	$4,933	$536	$874	$1,057	$2,466

Our purchase obligations include purchase commitments to be used in the normal course of business and range from one to nine years. The total remaining purchase obligations have been apportioned by year based on estimates of current purchasing and price levels.

Our commercial commitments as of June 30, 2004, representing possible commitments triggered by potential future events, were as follows:

Other Commercial Commitments

(amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$392	$—	$392	—	—
Available letters of credit	91	—	91	—	—
Letters of credit - standby	126	126	—	—	—
Letters of credit - commercial	8	8	—	—	—

Potential commercial commitments	$617	$134	$483	—	—

Impact of Inflation

Our primary costs, inventory and labor, increase with inflation. Recovery of these costs will come, if at all, from improved operating efficiencies, including improvements in merchandise procurement, and to the extent permitted by the competition, through improved gross profit margins.

Critical Accounting Policies

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. We cannot determine future events and their effects with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. We constantly review these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

The following is a discussion of our critical accounting policies. These accounting policies are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters.

Revenue recognition. We recognize revenue at the point of sale for retail sales. We record sales discounts offered to customers as a reduction of sales at the time of purchase, as part of our Customer Reward Card program and other promotional events.

Merchandise cost. We receive various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. We classify such rebates as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

We record promotional allowances as a component of cost of sales as they are earned. Promotional allowance recognition is determined in accordance with the terms of the underlying vendor agreement, the guidance set forth in EITF 02-16 and when management has concluded that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require specific performance by us or time-based merchandising of vendor products. We recognize contractually obligated allowances as the specific performance criteria set forth in the contract are met or when time expires. In addition, we defer portions of promotional allowances that are contractually refundable to the vendor from recognition until realization is assured.

We measure and earn quantity discounts and merchandising agreements based on inventory purchases or sales volume levels. We receive the discounts from vendors upon achievement of certain performance measures. We recognize these performance-based rebates as a component of cost of sales based on a systematic and rational allocation of the consideration received relative to the transaction that marks our progress toward earning the rebate or refund. If the amounts are not probable and reasonably estimable, we recognize rebate income upon achieving the performance measure.

Certain other allowances for new item introductions, or slotting fees, placement of the vendor’s products in our advertising, placement of vendor’s product in premier locations within our stores, and temporary reductions offered to customers on products in the stores are included as a reduction of cost of sales as product is sold. These allowances that have been earned as a result of completing the required performance, but have not been sold, are recognized as reductions of inventory. Since we use the retail method of valuing inventory, average product turnover rates are used by management to determine the amount of product sold and ultimately the amount of fees in ending inventory.

We make judgments and estimates related to specific purchase or sales levels and related inventory turnover. Unanticipated changes in these factors may produce materially different amounts of cost of sales related to these agreements.

Self-insurance reserves. We self insure for certain insurable risks consisting primarily of physical loss to property, business interruptions, workers’ compensation, comprehensive general and auto liability. We obtain insurance coverage for catastrophic property and casualty exposures as well as those risks requiring insurance by law or contract. We base liabilities relating to workers’ compensation, comprehensive general and auto liability claims on independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, and economic conditions. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

Long-lived assets. We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We measure recoverability by comparing the carrying amount to the net undiscounted cash flows expected to be generated by the asset. We would record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques.

With respect to owned property and equipment associated with closed stores, we adjust the value of the property and equipment to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions and changes in operating performance affect our judgments and estimates related to the expected useful lives of long-lived assets. As we assess the ongoing expected cash flows and carrying amounts of long-lived assets, these factors could cause us to realize a material impairment charge.

Intangible assets and goodwill. We report intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). We have determined that we are contained within one reporting unit and, as such, impairment is tested at the company level. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. Our judgments and estimates related to the evaluation of goodwill and intangibles with indefinite useful lives for impairment are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of goodwill and intangible assets, these factors could cause us to realize a material impairment charge.

Store closing costs. We provide for closed store liabilities relating to the estimated post-closing lease liabilities and other related exit costs associated with store closing commitments. We pay closed store liabilities over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. We estimate the lease liabilities, net of estimated sublease income only to the extent of the liability. We use a discount rate based on a credit adjusted risk-free rate to calculate the present value of the anticipated rent payments on closed stores. Other exit costs include real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the anticipated lease term. Store closings are generally completed within one year after the decision to close.

Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. We make adjustments for changes in estimates in the period in which the change becomes known. We reverse any excess store closing liability remaining upon settlement of the obligation to income in the period that such settlement is determined. We classify inventory write-downs in connection with store closings as cost of sales. We expense costs to transfer inventory and equipment from closed stores as incurred. We rarely incur severance costs in connection with ordinary store closings.

Changes in economic conditions affect our judgments and estimates related to store closing liabilities and may result in materially different amounts of expense.

Income taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual events to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed below, and other factors that you may wish to consider, are contained elsewhere in our filings with the Securities and Exchange Commission.

These risks and uncertainties include, but are not limited to:

•	Our ability to execute our strategic initiatives, including our core market analysis and asset rationalization program, expense reduction, brand positioning, customer service and image makeovers, and our ability to fund these initiatives, particularly in light of current operating results, covenants contained in financing documents and the impact of changes in our debt ratings by nationally recognized rating agencies.

•	The success of our brand-related initiatives to increase sales and market share, particularly in light of seven consecutive quarters of sales declines. These initiatives are being tested and refined in a 92-store lead market. The lead market will not be fully implemented until March 2005. Given the size of the lead market and the implementation schedule, we do not anticipate recognizing any material financial benefit from the initiative in fiscal 2005. There is currently no schedule for rolling this initiative out beyond the initial 92 stores, nor can there be any assurance of the success of the lead market or the Company’s ability to fund or execute a further rollout.

•	The success of our asset rationalization initiative, which is expected to result in restructuring charges and gains/losses from asset dispositions through April 2005. Cash savings from asset rationalization are dependent on our identifying fair market value purchasers for non-core assets. Further, prior to full implementation of non-core asset sales, which may require several quarters to complete, certain of our markets may experience sales declines as a result of negative responses from our associates and/or increased competitor activity.

•	The success of our image makeover program and additional capital investments in addressing store conditions that management believes are negatively impacting sales. Stores in need of remodeling are at risk of continuing sales erosion, particularly when they are competing with newer or better maintained competitor facilities. Management does not believe that image makeovers (at an average cost of $200,000 to $400,000 per store) will fully address all necessary investments in facilities and that an acceleration of its remodeling activity will be necessary in many core markets in the future (at a cost of $800,000 to $1.5 million per store).

•	Our ability to increase capital spending levels in the future. Management believes that projected capital spending levels in fiscal 2005 are less than those required to fully maintain our store base and other capital assets. We will need to increase capital spending in the future.

•	Our ability to maintain appropriate payment terms with our vendors. Vendor financing is a significant source of liquidity. To date, we have not experienced any significant restriction in credit terms; however, any significant restriction in terms would negatively impact our liquidity and financial flexibility.

•	Our ability to effectively implement customer service programs, particularly to enhance product offerings and assortment and customer service in our retail stores. Effective procurement operations are necessary for us to achieve many aspects of our strategic vision, including high in-stock levels, product assortments meeting consumer demands and tailoring of store offerings to local tastes. Service levels in our retail stores, while improved from prior years, may not equal service levels at significant supermarket competitors. Consistent execution of our retail operations plan throughout our store base and customer acceptance of this improvement is necessary for the success of our customer service initiative. The customer service initiative must be executed effectively in order to enable central procurement and retail operations to fill these roles.

•	Our ability to achieve targeted expense reductions, some of which are subject to future risk of realization.

•	Our ability to effectively implement pricing and promotional programs, particularly our shelf-pricing program, that increase customer count, sales and gross profit. If sales do not increase in the future, we will need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our response to the entry of new competitors in our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitive grocery store openings in our markets significantly negatively impacted sales in fiscal 2004 and are expected to continue to do so in fiscal 2005. We will need to enhance our competitive rebuttal program to achieve enhanced identical store sales in the future.

•	Our ability to upgrade our information systems and successfully implement new technology. We are currently investing in new technology applications to handle core business processes, including inventory management, purchasing and retail labor scheduling. In order to compete effectively in our markets, we believe we must implement these systems successfully and develop a full set of technology tools to effectively support current and future business operations.

•	Our ability to predict with certainty the reserve for self-insurance due to the variability of such factors as claims experience, medical inflation, changes in legislation, and jury verdicts.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and the products we sell. Food safety and quality issues could involve expense and damage to the Company’s brand name.

•	Our ability to successfully resolve certain alleged class action lawsuits.

•	Our ability to recruit, retain and develop key management and employees.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations.

•	General business and economic conditions in our operating regions, particularly changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that are characteristic of the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit costs, such as increased health care and pension costs.

•	Changes in accounting standards and taxation requirements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manage interest rate risk through the use of fixed and variable rate debt. From time to time, we enter into interest rate swaps to manage interest rate risk. During the fiscal year ended June 30, 2004, we unwound our interest rate swaps related to our fixed rate borrowing and currently have no interest rate swaps in effect.

The following table presents the future principal amounts and related weighted-average interest rates expected on our existing long-term debt instruments. We have determined fair values based on quoted market prices as of June 30, 2004.

Expected Maturity Date

(Dollar amounts in thousands)

	2005	2006	2007	2008	2009	Total	Fair Value
Long-term debt Fixed rate	$273	270	267	300,068	—	300,878	$284,378
Average interest rate	9.40%	9.40%	9.40%	8.88%	—

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,

SUPPORTING SCHEDULES AND SUPPLEMENTARY DATA

All other schedules are omitted either because they are not applicable or because information required therein is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 30, 2004 and June 25, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended June 30, 2004, June 25, 2003 and June 26, 2002. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries at June 30, 2004 and June 25, 2003, and the results of their operations and their cash flows for each of the years ended June 30, 2004, June 25, 2003 and June 26, 2002 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Jacksonville, Florida

August 18, 2004

This page intentionally left blank.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2004, June 25, 2003 and June 26, 2002

	2004	2003	2002
Amounts in thousands except per share data
Net sales	$10,632,850	11,026,428	11,171,690
Cost of sales, including warehouse and delivery expenses	7,819,060	7,893,182	8,086,937

Gross profit on sales	2,813,790	3,133,246	3,084,753
Other operating and administrative expenses	2,842,862	2,830,101	2,715,403
Asset impairment charges	35,009	—	21,566
Restructuring charges	9,046	—	—

Operating (loss) income	(73,127)	303,145	347,784
Bank agreement termination income	—	52,740	—
Interest expense, net	14,377	40,442	61,595

(Loss) earnings before income taxes	(87,504)	315,443	286,189
Income tax (benefit) expense	(36,709)	79,325	110,097

Net (loss) earnings from continuing operations	(50,795)	236,118	176,092

Discontinued operations (note 18):
(Loss) earnings from discontinued operations	(61,209)	5,136	(28,210)
(Loss) earnings on disposal of discontinued operations	(16,708)	—	(126,394)
Income tax (benefit) expense	(28,308)	2,024	(65,378)

Net (loss) earnings from discontinued operations	(49,609)	3,112	(89,226)

Net (loss) earnings	$(100,404)	239,230	86,866

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.36)	1.68	1.26
(Loss) earnings from discontinued operations	(0.35)	0.02	(0.64)

Basic (loss) earnings per share	$(0.71)	1.70	0.62

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.36)	1.68	1.25
(Loss) earnings from discontinued operations	(0.35)	0.02	(0.63)

Diluted (loss) earnings per share	$(0.71)	1.70	0.62

Dividends per share	$0.15	0.20	0.36

Weighted average common shares outstanding-basic	140,665	140,432	140,290

Weighted average common shares outstanding-diluted	140,665	140,826	140,617

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and June 25, 2003

Dollar amounts in thousands except par value	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$56,818	127,515
Marketable securities	19,275	19,188
Trade and other receivables, less allowance for doubtful items of $2,539 ($2,043 in 2003)	109,051	115,485
Income tax receivable	49,148	—
Merchandise inventories less LIFO reserve of $219,270 ($214,547 in 2003)	940,529	1,046,913
Prepaid expenses and other assets	24,814	31,272
Assets held for sale	51,034	4,177
Deferred income taxes	100,129	128,904

Total current assets	1,350,798	1,473,454

Cash surrender value of life insurance, net	15,502	16,779
Property, plant and equipment, net	886,055	978,601
Goodwill	87,112	87,808
Non-current deferred income taxes	139,089	106,315
Other assets, net	140,335	127,474

Total assets	$2,618,891	2,790,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$273	276
Current obligations under capital leases	2,616	3,439
Accounts payable	511,443	546,234
Reserve for insurance claims and self-insurance	97,952	97,109
Accrued wages and salaries	93,385	107,538
Accrued rent	109,727	127,654
Accrued expenses	123,470	104,705
Income taxes payable	—	31,775

Total current liabilities	938,866	1,018,730

Reserve for insurance claims and self-insurance	182,514	144,698
Long-term debt	300,605	310,767
Obligations under capital leases	13,566	21,344
Defined benefit plan	68,827	67,233
Lease liability on closed stores	160,214	149,427
Other liabilities	36,954	49,728

Total liabilities	1,701,546	1,761,927

Commitments and contingent liabilities (Notes 7,8,11-16 and 18)
Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued and 142,028,240 shares outstanding in 2004 and 140,818,083 in 2003	142,028	140,818
Retained earnings	778,819	894,137
Accumulated other comprehensive loss	(3,502)	(6,451)

Total shareholders’ equity	917,345	1,028,504

Total liabilities and shareholders’ equity	$2,618,891	2,790,431

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2004, June 25, 2003 and June 26, 2002

Dollar amounts in thousands	2004	2003	2002
Cash flows from operating activities:
Net (loss) earnings	$(100,404)	239,230	86,866
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Gain on sale of facilities	2,249	—	(7,517)
Asset impairment charges	63,200	—	36,959
Depreciation and amortization	168,534	166,385	175,520
Deferred income taxes	(5,979)	37,265	(28,141)
Stock compensation plans	7,386	5,421	4,476
Change in operating assets and liabilities:
Trade and other receivables	6,434	669	(6,995)
Merchandise inventories	106,384	16,375	115,452
Prepaid expenses and other assets	12,803	26,766	12,277
Accounts payable	(34,791)	21,569	(81,868)
Income taxes payable / receivable	(80,923)	(2,647)	40,288
Defined benefit plan	1,594	14,346	3,860
Reserve for insurance claims and self-insurance	38,659	2,801	(9,807)
Other current accrued expenses	(2,418)	(101,745)	35,579

Subtotal	182,728	426,435	376,949
Income taxes and interest paid on company owned life insurance	—	(52,002)	—

Net cash provided by operating activities	182,728	374,433	376,949

Cash flows from investing activities:
Purchases of property, plant and equipment	(203,648)	(176,704)	(84,884)
Increase in investments and other assets	(30,333)	(42,481)	(28,386)
Marketable securities	(718)	—	(18,333)
Proceeds from sale of facilities (including inventory)	7,300	10,361	66,815

Net cash used in investing activities	(227,399)	(208,824)	(64,788)

Cash flows from financing activities:
Debt issuance costs	(7,867)	—	(681)
Principal payments on long-term debt	(276)	(246,279)	(154,271)
Principal payments on capital lease obligations	(3,160)	(3,475)	(3,129)
Purchase of common stock	—	(40)	(229)
Proceeds of sales under associates’ stock purchase plan	—	—	1,919
Dividends paid	(21,218)	(28,151)	(49,899)
Swap termination receipts/payments, net	5,750	10,745	—
Other	745	1,260	914

Net cash used in financing activities	(26,026)	(265,940)	(205,376)

(Decrease) increase in cash and cash equivalents	(70,697)	(100,331)	106,785
Cash and cash equivalents at the beginning of the year	127,515	227,846	121,061

Cash and cash equivalents at the end of the year	$56,818	127,515	227,846

Supplemental cash flow information:
Interest paid	$28,134	64,112	58,073
Interest and dividends received	$2,008	1,986	1,485
Income taxes paid	$7,467	76,881	35,689

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 30, 2004, June 25, 2003, and June 26, 2002

(Amounts in thousands except per share data)

	Number of Common Shares	Dollar Value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Associates’ Stock Loans	Total Shareholders’ Equity
Balances at June 27, 2001	140,466	$140,466	634,694	(1,587)	(1,919)	$771,654

Comprehensive income:
Net earnings	—	—	86,866	—	—	86,866
Unrealized loss on derivative instruments, net of tax	—	—	—	(3,111)	—	(3,111)
Unrealized gain on marketable securities, net of tax	—	—	—	168	—	168

Total comprehensive income	—	—	86,866	(2,943)	—	83,923
Cash dividends, $0.36 per share	—	—	(49,899)	—	—	(49,899)
Common stock issued and stock compensation expense	110	110	4,261	—	—	4,371
Common stock acquired	(26)	(26)	(203)	—	—	(229)
Stock options exercised	42	42	603	—	—	645
Associates’ stock loans, payments	—	—	—	—	1,919	1,919

Balances at June 26, 2002	140,592	$140,592	676,322	(4,530)	—	$812,384

Comprehensive income:
Net earnings	—	—	239,230	—	—	239,230
Realized loss on derivative instruments, net of tax	—	—	—	4,698	—	4,698
Additional minimum liability net of tax	—	—	—	(7,511)	—	(7,511)
Unrealized gain on marketable securities, net of tax	—	—		892	—	892

Total comprehensive income	—	—	239,230	(1,921)	—	237,309
Cash dividends, $0.20 per share	—	—	(28,151)	—	—	(28,151)
Common stock issued and stock compensation expense	126	126	5,384	—	—	5,510
Common stock acquired	(3)	(3)	(37)	—	—	(40)
Stock options exercised	103	103	1,389	—	—	1,492

Balances at June 25, 2003	140,818	$140,818	894,137	(6,451)	—	$1,028,504

Comprehensive income:
Net loss	—	—	(100,404)	—	—	(100,404)
Minimum pension liability adjustment, net of tax	—	—	—	325	—	325
Unrealized gain on marketable securities, net of tax	—	—	—	2,624	—	2,624

Total comprehensive income	—	—	(100,404)	2,949	—	(97,455)
Cash dividends, $0.15 per share	—	—	(21,218)	—	—	(21,218)
Common stock issued and stock compensation expense	1,210	1,210	6,303	—	—	7,513
Common stock acquired	—	—	1	—	—	1

Balances at June 30, 2004	142,028	$142,028	778,819	(3,502)	—	$917,345

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Summary of Significant Accounting Policies

(a)	The Company: Winn-Dixie Stores, Inc. and its subsidiaries (the “Company”) operate as a major food retailer in twelve states and the Bahama Islands. As of June 30, 2004, the Company operated 1,049 retail stores, 32 fuel centers and 59 liquor stores. In support of its retail operations, the Company operates 14 warehouse distribution centers and 15 manufacturing plants.

(b)	Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal year 2004 is comprised of 53 weeks; fiscal years 2003 and 2002 were comprised of 52 weeks.

(c)	Basis of Consolidation: The consolidated financial statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated with the exception of Bahamas Supermarkets Limited, which is owned approximately 78% by W-D Bahamas Limited. Significant inter-company accounts and transactions have been eliminated in consolidation.

(d)	Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market. During fiscal year 2004, the highly liquid investments earned an average interest rate of approximately 2.2%.

(f)	Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(g)	Inventories: Inventories are stated at the lower of cost or market. The “dollar value” last-in, first-out (LIFO) method is used to determine the cost of approximately 85% of inventories consisting primarily of merchandise in stores and distribution warehouses.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Manufacturing, pharmacy, produce and deli inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

The Company evaluates inventory shortages throughout the year based on actual physical counts in the facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the balance sheet date.

(h)	Revenue Recognition: The Company recognizes revenue at the point of sale for retail sales. Sales discounts are offered to customers at the time of purchase as part of the Company’s Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of purchase.

Additionally, the Company offers awards to customers based on an accumulation of points as part of its Customer Reward Card program. The Company establishes a reserve for outstanding points.

(i)	Merchandise Cost: The Company adopted the provisions of EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (EITF 02-16) on a prospective basis during the third quarter of fiscal 2003.

The Company receives various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. Such rebates are classified as either a reduction to cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

Promotional allowances are recorded as a component of cost of sales as they are earned, the recognition of which is determined in accordance with the terms of the underlying agreement with the vendor, the guidance set forth in EITF 02-16 and when the Company’s management has concluded that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require specific performance by the Company or time-based merchandising of vendor products. Contractually obligated allowances are recognized as the specific performance criteria set forth in the contract are met or when time expires. In addition, portions of promotional allowances that are contractually refundable to the vendor, in whole or in part, are deferred from recognition until realization is assured.

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

Certain other allowances for new item introductions, or slotting fees, placement of the vendor’s products in the Company’s advertising, placement of vendor’s product in premier locations within the stores, and temporary reductions offered to customers on products in the stores are included as a reduction of cost of sales as product is sold. These allowances that have been earned as a result of completing the required performance, but have not been sold, are recognized as reductions of inventory. Since the Company uses the retail method of valuing inventory, average product turnover rates are used by management to determine the amount of product sold and ultimately the amount of fees in ending inventory.

(j)	Derivatives: The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and fair value changes in fixed rate debt. The Company does not enter into derivative financial instruments for trading purposes. The Company records changes in the fair value of derivatives to current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

(k)	Advertising: The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $151.0 million, $136.8 million and $141.0 million for fiscal 2004, 2003 and 2002, respectively.

(l)	Income Taxes: Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

(m)	Self Insurance: The Company is primarily self-insured for workers’ compensation, business interruption, automobile, general liability, and property losses. Insurance coverage is maintained for claims exceeding the self-insured retention amounts of $2.0 million per occurrence for automobile and general liability and $1.5 million per occurrence for workers’ compensation. Insurance coverage is maintained for property losses exceeding an annual aggregate of $5.0 million (annual aggregate of $10.0 million for named windstorm and wind-driven rain).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company’s reserve for insurance claims and self insurance is determined actuarially based on claims filed and an estimate of claims incurred but not reported.

(n)	Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Depreciation is provided over the estimated useful lives by the straight-line method. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from three to ten years. Warehouse and manufacturing equipment depreciation is based on lives varying from five to ten years. Amortization of improvements to leased premises is provided principally by the straight-line method over the terms of the leases or the estimated useful lives of the improvements, whichever is less. Useful lives are evaluated for revision periodically based on changes in economic conditions or operating performance.

Interest costs on construction projects are capitalized as part of the costs of the newly constructed facilities.

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

(o)	Store Opening and Closing Costs: The costs of opening new stores are charged to earnings as incurred. Costs related to closing stores are also charged to earnings as incurred. The Company estimates closed store liabilities related to lease payments, real estate taxes, common area maintenance, and utility costs to be incurred over the remaining lease term at the present value of the anticipated rent and related payments, net of estimated sublease income, using a discount rate based on a credit adjusted risk-free rate. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual exit costs differing from original estimates and are charged to earnings in the period in which the change becomes known.

(p)	Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to anti-dilution limitations. Options to purchase 3,442,817, 2,543,095 and 1,608,755 shares of common stock for 2004,

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

2003, and 2002, respectively, were not included in the computation of fully-diluted earnings per share since the exercise price of such options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The following weighted average numbers of shares of common stock were used in the calculations of earnings per share.

	2004	2003	2002
Basic	140,664,864	140,431,500	140,289,812
Diluted	140,664,864	140,826,021	140,616,941

(q)	Comprehensive Income: The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in shareholders’ equity. Accumulated other comprehensive income is comprised of unrealized gains/losses on available-for-sale securities, unrealized gains/losses on derivatives and additional minimum liability related to the Company’s defined benefit plan.

(r)	Stock-Based Compensation: The Company follows Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value-based method of accounting for stock-based compensation plans.

(s)	Goodwill and Other Intangibles: The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which establishes that intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but must be tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances.

(t)	New Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” SFAS No. 132(R) retains the disclosure requirements promulgated in the original SFAS No. 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This standard is effective for fiscal years ending after December 15, 2003. SFAS No. 132(R) became effective for the Company in the third quarter of fiscal 2004 and will not have an impact on the Company’s financial position, results of operations or cash flows since it does not change the measurement or recognition of its pension and other postretirement benefits.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In January 2003 and December 2003, the FASB issued FIN 46 and FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 and FIN 46-R apply immediately to variable interests in a VIE created before February 1, 2003; FIN 46 and FIN 46-R apply to all VIEs no later than the end of the first reporting period ending after March 15, 2004 (our quarter ended March 31, 2004). As of March 31, 2004 the Company had adopted FIN 46 and FIN 46-R with no impact on its financial statements.

(u)	Business Reporting Segments: The Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. All sales are to customers within the United States and the Bahama Islands. All assets are located within the United States and the Bahama Islands. Sales and assets related to and located in the Bahama Islands represent less than 2% of the Company’s total sales and assets.

(v)	Reclassification: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

2.	Liquidity and Capital Resources

Cash and cash equivalents amounted to $56.8 million at June 30, 2004 compared to $127.5 million at June 25, 2003. Cash and cash equivalents are comprised primarily of overnight investments, cash in stores and cash in ATMs. As of June 30, 2004, total liquidity was $448.5 million, which was comprised of $56.8 million in cash and cash equivalents and $391.7 million of net borrowing availability under the revolving credit facility (see note 7, Debt).

To address store facility deficiencies, the Company launched an image makeover program in fiscal 2004. As of June 30, 2004, a total of 331 makeovers have been completed at a cost of approximately $75.2 million. Makeovers include improving lighting, installing produce bins, painting store interiors and exteriors and replacing outside signage.

The Company has modified the image makeover program in its lead market. In addition to the basic image makeovers, the scope of the image makeover has been expanded to include enhancements in delis, bakeries, and front-end checkouts. During the fourth quarter, the Company substantially completed lead market image makeovers at eight stores at a total cost of approximately $4.5 million. The total cost of the lead market initiative, including capital expenditures, training, store resets and other costs, is expected to range from $50 to $60 million and is expected to be incurred by March 2005.

The Company will need to expand the scope and rate at which stores are remodeled in core markets in order to maintain a competitive store base and consistent quality in the condition of store facilities. Current cash on hand, available trade credit and borrowings under the revolving credit facility, together with anticipated cash flow from operations and cash increases as a result of improvements in working capital and the sale of certain assets from the execution of the asset rationalization plan will be sufficient to fund current operating and capital needs. Execution of certain of the strategic initiatives will require additional long-term funding. Therefore, before the Company can implement the more capital-intensive aspects of the strategic initiatives or increase the scope and timing of full store remodels - as management believes it needs to do - it will need to either produce improved operating results or secure additional sources of capital.

3.	Merchandise Inventories

At June 30, 2004, inventories valued by the LIFO method would have been $219,270 higher ($214,547 higher at June 25, 2003) if they were stated at the lower of FIFO cost or market. If the FIFO method of inventory valuation had been used, reported net loss would have been $2,867, or $0.02 per diluted share, higher in fiscal 2004, net earnings would have been $990, or $0.01 per diluted share, lower in fiscal 2003 and $2,996, or $0.02 per diluted share, lower in fiscal 2002.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

During fiscal 2004, 2003 and 2002, certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidations reduced net loss by $3,540, or $0.03 per diluted share in fiscal 2004 and increased net earnings by $1,626 or $0.01 per diluted share, and $2,606 or $0.02 per diluted share in fiscal 2003 and 2002, respectively.

4.	Goodwill and Other Intangible Assets

Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. In accordance with SFAS 142, the Company determined it has one reporting unit. The Company has performed an impairment review during the current fiscal year, and concluded that there were no necessary adjustments. Related to the sale of store locations during fiscal 2004, as more fully described in note 17, the Company reduced goodwill by $696 as the amount deemed to be associated with the sale based on the relative fair value of the locations sold to the Company. This amount is included in loss on disposal of discontinued operations in the Consolidated Statement of Operations.

Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy prescription files. The balance of other intangible assets, which is a component of Other assets, net on the Consolidated Balance Sheets, as of June 30, 2004, and June 25, 2003, is as follows:

	2004	2003
Other intangible assets	$8,072	7,759
Less: Accumulated amortization	4,947	3,755

Other intangible assets, net	$3,125	4,004

Amortization expense for other intangible assets for fiscal 2004, 2003, and 2002 was $1,192, $1,208 and $1,201, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 30, 2004, is as follows:

Fiscal Year:	Amortization Expense
2005	$1,140
2006	450
2007	144
2008	144
2009	144
Thereafter	1,103

$3,125

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	2004	2003
Land and land improvements	$40,350	42,401
Buildings	151,318	176,026
Furniture, fixtures, machinery and equipment	1,508,255	1,956,612
Transportation equipment	118,235	147,453
Improvements to leased premises	598,636	542,681
Construction in progress	6,671	33,018

	2,423,465	2,898,191
Less: Accumulated depreciation	1,545,349	1,933,760

	878,116	964,431
Leased property under capital leases, less accumulated amortization of $21,811 ($38,060 in 2003)	7,939	14,170

Property, plant and equipment, net	$886,055	978,601

6.	Asset Impairment

During fiscal 2004, the Company recognized $63.2 million in asset impairment charges of which $35.0 million is included in continuing operations as asset impairment charges and $6.3 million is included in continuing operations as a component of restructuring charges. Of the total, $21.9 million is included in the operating loss on discontinued operations in the Consolidated Statements of Operations.

In connection with the decline in sales and cash flows of certain store locations in 2004 as well as the announcement in April 2004 of a plan of sale or closure of certain stores, manufacturing plants and distribution centers, long-lived assets were evaluated for impairment. Fair value was determined based on previous sales of store operating equipment in conjunction with market prices received.

During fiscal 2002, the Company recognized $37.0 million in asset impairment charges of which $21.6 million is included in continuing operations and $15.4 million in loss on disposal of discontinued operations in the Consolidated Statements of Operations.

In connection with a review of inactive store operating equipment and the sale and closure of stores in Texas and Oklahoma, long-lived assets were evaluated for impairment. The Company reviewed the previous sales of operating equipment, in conjunction with market price quotes received, to determine the fair value of long-lived assets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Income Taxes

Income tax (benefit) expense for continuing operations consists of:

	Current	Deferred	Total
2004
Federal	$(43,515)	12,054	(31,461)
State	(3,314)	(1,934)	(5,248)

	$(46,829)	10,120	(36,709)

2003
Federal	$38,924	31,679	70,603
State	3,136	5,586	8,722

	$42,060	37,265	79,325

2002
Federal	$85,351	9,407	94,758
State	16,210	(871)	15,339

	$101,561	8,536	110,097

The following reconciles income tax (benefit) expense for continuing operations to the federal statutory income tax rate:

	2004	2003	2002
Federal statutory income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of federal
income tax benefits	(3.9)	1.8	3.5
Tax credits	(2.6)	(0.6)	(0.6)
Company-owned life insurance (COLI)	—	(8.9)	—
Other, net	(0.5)	(2.2)	0.6

	(42.0)%	25.1%	38.5%

The Company held company-owned life insurance (COLI) policies and deducted interest on outstanding loans from March 1993 to December 1997. In the fall of 1996, Congress passed legislation phasing out such deductions over a three-year period. The Company established a reserve for taxes and interest related to this issue since it received an unfavorable opinion in October 1999 and a computational decision in January 2000. During fiscal 2003, the Company paid $52.0 million in taxes and interest to the Internal Revenue Service to settle this issue. During the fourth quarter of fiscal 2003, the Company obtained a settlement with the IRS on the COLI issues. As a result, tax reserves totaling $28.0 million were reversed in that quarter.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The effective tax rate for fiscal 2004 reflects the benefit of state and local income taxes and beneficial permanent differences. The effective tax rate for fiscal 2003 reflects the COLI adjustment, tax credits from contributions made to the State of Florida for the Nonprofit Scholarship Funding Organizations Program and adjustments from the resolution of other tax issues.

The following table reflects the nature of the Company’s deferred tax assets and liabilities:

	2004	2003
Deferred tax assets:
Insurance claims and self-insurance	$108,811	91,236
Lease liability on closed stores	77,785	81,885
Unearned promotional allowance	16,424	21,847
Compensation	19,546	19,670
State net operating loss carry forwards	28,084	32,151
Property, plant and equipment	32,693	10,249
Other comprehensive income	1,571	3,551
Accrued rent	5,502	6,022
Retirement and defined benefit plan	25,576	25,037
Merchandise inventory	10,552	8,339
Other, net	17,845	34,821

	344,389	334,808
Less: Valuation allowance	37,654	38,934

Gross deferred tax assets	306,735	295,874

Deferred tax liabilities:
Property, plant and equipment	(63,292)	(57,759)
Earnings of foreign subsidiary	(2,752)	(2,169)
Merchandise inventory	(695)	(633)
Other, net	(778)	(94)

Gross deferred tax liabilities	(67,517)	(60,655)

Net deferred tax assets	$239,218	235,219

At June 30, 2004, the Company had net operating loss carry forwards for state income tax purposes of approximately $718 million that expire from 2005 through 2023. The utilization of certain net operating loss carry forwards may be limited in any given year. A valuation allowance has been provided for net operating losses that are not expected to be utilized. The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

8.	Debt

	2004	2003
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments and 10.0% of principal paid annually each October	$878	1,155
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	309,888

Total	300,878	311,043
Less current portion	273	276

Long-term portion	$300,605	310,767

As of June 25, 2003, the Company’s senior secured credit facility included a 364-day $100.0 million revolving credit agreement that would expire in March 2004 with interest payable at the London Inter Bank Offer Rate (LIBOR) plus 2.5% and a five-year $200.0 million revolving credit agreement that would expire in March 2006 with interest also payable at LIBOR plus 2.5%. On October 7, 2003, the Company amended and restated the above referenced credit facility to provide a three-year revolving facility of $300.0 million, expiring October 2006 and containing one-year renewal periods, after completion of the three-year term. On June 29, 2004, the facility was again amended and restated increasing the total facility from $300.0 million to $600.0 million. The new facility is comprised of a $400.0 million revolving credit facility and a separate $200.0 million letter of credit facility expiring June 2007 and containing one-year renewal periods, after completion of the three-year term.

The amended facility is an asset-based facility with a borrowing base comprised of an agreed percentage of the inventory balance, pharmacy accounts receivables, pharmacy scripts and certain real estate. Pricing is currently at LIBOR plus 2.25%. No amounts were drawn on either of the revolving credit facilities at June 30, 2004 or June 25, 2003.

Covenants under the amended and restated credit agreement require minimum earnings before interest, taxes, depreciation and amortization (EBITDA) and maximum capital expenditures that will not be tested as long as the Company maintains minimum Excess Availability of $100.0 million. If this covenant is not met, the Company’s borrowing capacity would be reduced by the minimum Excess Availability requirement. In addition, Adjusted Excess Availability cannot fall below $75.0 million at any time. As of June 30, 2004, Adjusted Excess Availability was calculated to be $559.6 million. To the extent that the Company’s Borrowing Base is negatively impacted by asset disposals, reductions in appraisals, etc., the borrowing capacity could be reduced. The full $600.0 million borrowing capacity was available as of June 30, 2004. Reserves totaling $36.7 million reduced the Borrowing Base to $563.3 million. As described below, letters of credit totaling $8.3 million were outstanding under the revolving credit facility and

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

reduced the borrowing availability under that facility to $391.7 million. In addition, the amended and restated credit agreement has covenants that restrict capital expenditures, dividends, new debt arrangements and acquisitions/dispositions of subsidiaries. The amended and restated credit agreement was filed on a Current Report on Form 8-K dated June 29, 2004.

At June 30, 2004, the Company had $134.0 million in outstanding letters of credit used primarily to support insurance obligations. Of the total, $117.0 million is under the credit facility, $8.3 million supporting import letters of credit under the $400.0 million revolving credit facility and $108.7 million supporting workers’ compensation standby letters of credit under the $200.0 million letter of credit facility. The remaining $17.0 million in outstanding letters of credit is in a separate agreement outside the credit facility and is secured by marketable securities of $19.3 million as of June 30, 2004. The Company paid weighted average commitment fees of 2.1% on the outstanding letters of credit.

The carrying amount of the Company’s long-term debt is $300,878, and the fair value is $284,378 as of June 30, 2004.

Aggregate principal maturities on long-term debt for each of the twelve-month periods subsequent to June 30, 2004 are as follows:

Long-term Debt
Fiscal Year:
2005	273
2006	270
2007	267
2008	300,068

$300,878

9.	Derivatives

During February and March 2004, the Company received a total of $5.8 million to terminate two interest rate swap agreements related to the senior notes. The termination resulted in a reduction in interest expense of $14.5 million. The reduction was due to the receipt of $5.8 million relating to the current termination, the recognition of $11.5 million of deferred income from swap terminations which occurred in fiscal 2003, and $2.8 million of additional interest expense for the difference in the swap rate and stated rate on the senior notes. The net benefit of $14.5 million is included in Interest expense, net in the Consolidated Statements of Operations.

The interest rate swaps in effect until termination had notional amounts of $200.0 million and $100.0 million and effectively converted the fixed interest rate of 8.875% on the $300.0 million senior notes to variable interest rates at six-month LIBOR plus 525 and 497 basis points, respectively. While in effect, the Company designated the interest rate swap agreements on the senior notes as perfectly effective fair value hedges

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

and, accordingly, used the short-cut method of evaluating effectiveness. As permitted by the short-cut method, the change in fair value of the interest rate swaps was reflected as a change in the carrying value of the swaps, with an offset to earnings. The change in fair value of the senior notes was reflected in the carrying value of the notes, with an offset to earnings. There was no ineffectiveness to be recorded. At June 25, 2003, the fair value of the 8.875% senior notes was increased by $9.9 million and an interest rate swap asset of $9.9 million was recorded in Other assets, net on the Consolidated Balance Sheets.

During fiscal 2003, the Company received $7.5 million to terminate interest rate swaps with notional amounts of $100.0 million and $150.0 million. The $7.5 million was included in Interest expense, net in the Consolidated Statements of Operations. During fiscal 2003, the Company also received $15.0 million to effectively reprice the interest rate swaps with notional amounts of $200.0 million and $100.0 million. Income from this termination was to be recognized over the remaining term of the senior notes. The unrecognized amount of $11.5 million was recognized during fiscal 2004 when the swap agreements were terminated. As of June 30, 2004, there were no interest rate swaps in effect.

10.	Stock Compensation Plans

The Company’s key employee stock option plan, as amended in 2003, reserves 10,000,000 shares of the Company’s stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the granting date. Options vest ratably over three or five years based on continued employment. At June 30, 2004, there were 10,000,000 shares reserved for issuance under the stock option plan, of which 4,702,519 shares were subject to options outstanding, and 4,115,454 shares were available for future grants.

The Company’s stock plan for directors, effective October 2000, reserves 500,000 shares of the Company’s stock for options to be granted under the plan. Options issued under the plan are exercisable immediately at an exercise price equal to the fair value of the Company’s stock on the date of grant. At June 30, 2004, there were 500,000 shares reserved for issuance under this plan, of which 87,500 shares were subject to outstanding options, and 378,378 shares were available for future grants.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Changes in options outstanding for the years ended June 30, 2004, June 25, 2003 and June 26, 2002 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - June 27, 2001	2,227,091	$20.44
Granted	545,556	24.32
Exercised	(41,756)	15.45
Forfeited	(99,982)	18.97

Outstanding - June 26, 2002	2,630,909	$21.38
Granted	1,086,663	14.09
Exercised	(102,771)	14.52
Forfeited	(564,103)	21.46

Outstanding - June 25, 2003	3,050,698	$19.00
Granted	2,848,800	8.14
Exercised	—	—
Forfeited	(1,109,479)	16.85

Outstanding - June 30, 2004	4,790,019	$13.04

Exercisable – June 30, 2004	1,564,244	$21.12

Shares available for additional grant	4,493,832

Information related to stock options outstanding at June 30, 2004 is as follows:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Currently Exercisable	Weighted Average Exercise Prices For Currently Exercisable
$ 6.00 to 14.74	3,500,436	$9.35	6.3	478,230	$13.76

$ 15.00 to 21.31	570,655	17.22	5.5	369,046	17.92

$ 25.95 to 41.51	718,928	27.68	4.7	716,968	27.67

	4,790,019	$13.04	5.9	1,564,244	$21.12

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The per share weighted fair value of stock options granted was $2.88, $5.29, and $7.55 for fiscal 2004, 2003, and 2002, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model utilizing the following assumptions:

	2004	2003	2002
Risk-free interest rate	4.1%	3.9%	6.2%
Dividend yield	0.0%	1.3%	3.9%
Expected life (years)	6.5	6.5	6.5
Volatility	33.2%	35.1%	35.1%

Restricted Stock Plan

The Company has a restricted stock plan whereby restricted shares of common stock are issued to certain eligible key employees. The total number of shares that may be awarded under the plan is 2,000,000. The shares vest ratably over three or five years based on continued employment. During the vesting period, the participants have voting rights and are eligible to receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The Company awarded 1,431,053, 201,546 and 128,413 shares at a weighted average grant-date fair value of $8.89, $14.87, and $20.28 during 2004, 2003, and 2002, respectively. At June 30, 2004, there were 792,531 shares available for issuance under this plan.

For 2004, 2003, and 2002, the Company recognized compensation expense of $7.4 million, $5.4 million, and $4.5 million, respectively related to the stock option and restricted stock plans.

Stock Purchase Plan

The Company has a stock purchase plan in effect for associates. Under the terms of this plan, the Company may grant options to purchase restricted shares of its common stock at a price not less than the lesser of 85% of the fair market value at the date of grant or 85% of the fair market value at the time of exercise. There are 5,481,835 shares of common stock available for issuance under the plan.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

11.	Lease Commitments

The Company primarily leases store facilities, manufacturing and warehouse buildings, equipment, and delivery vehicles. A majority of the leases in effect relate to store locations and other properties with remaining terms ranging from less than one year to 21 years. Certain lease agreements are classified as capital leases. Assets under capital lease are included in the consolidated balance sheets as follows:

	2004	2003
Store facilities	$29,629	36,508
Warehouses and manufacturing plants	121	15,722

	29,750	52,230
Less: Accumulated amortization	21,811	38,060

	$7,939	14,170

Future minimum lease payments by year and in the aggregate under the aforementioned leases and other noncancellable operating leases on both closed and open stores having a remaining term in excess of one year at June 30, 2004 are as follows:

	Capital	Operating	Sublease	Net
Fiscal Year:
2005	4,707	402,169	(10,121)	396,755
2006	4,726	369,681	(7,852)	366,555
2007	4,285	350,345	(5,341)	349,289
2008	3,851	334,156	(4,510)	333,497
2009	3,322	316,776	(1,899)	318,199
Thereafter	4,964	2,320,843	(20,279)	2,305,528

Total minimum lease payments	25,855	4,093,970	(50,002)	4,069,823

Less: Amount representing estimated taxes, maintenance and insurance costs included in total minimum lease payments	501

Net minimum lease payments	25,354
Less: Amount representing interest	9,172

Present value of net minimum lease payments	$16,182

Rental expense and contingent rentals under operating leases were as follows:

	2004	2003	2002
Minimum rentals	$344,977	341,481	357,136
Contingent rentals	410	677	899

	$345,387	342,158	358,035

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

12.	Lease Liability on Closed Stores

The Company accrues for the obligation related to closed store locations based on the present value of expected future rental payments, net of estimated sublease income. The following amounts are included in accrued rent and lease liability on closed stores, as of June 30, 2004:

	Total	2004 Restructure	2000 Restructure	Texas Exit	Other
Balance at June 25, 2003	$216,026	—	111,362	57,710	46,954
Additions/adjustments	73,660	10,568	30,591	19,215	13,286
Utilization	(76,376)	(595)	(39,567)	(17,119)	(19,095)

Balance at June 30, 2004	213,310	9,973	102,386	59,806	41,145

Less current portion	53,096

Long-term portion	$160,214

The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual, changes in assumptions and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of 31 leases. The current portion of the accrued balance is included in Accrued rent on the Consolidated Balance Sheets.

The following table reflects the number of leases outstanding and the changes therein.

	Total	2004 Restructure	2000 Restructure	Texas Exit	Other
Number of stores at June 25, 2003	159	—	61	27	71
Additions	29	20	—	—	9
Expired/Terminated	(44)	(3)	(18)	(3)	(20)
Subleased/Assigned	(7)	(2)	(2)	—	(3)

Number of stores at June 30, 2004	137	15	41	24	57

13.	Shareholders’ Equity

Comprehensive (loss) income differs from net (loss) income due to changes in the fair value of the Company’s marketable securities, change in the fair value of swap agreements and the additional minimum liability related to pension valuation. Comprehensive (loss) income was ($97.5) million, $237.3 million and $83.9 million for fiscal 2004, 2003 and 2002, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

14.	Retirement Benefits

Associate Benefit Programs

The Company has a Profit Sharing/401(k) Plan which has a noncontributory, trusteed profit sharing feature and a contributory, trusteed 401(k) feature, which is in effect for eligible associates and may be amended or terminated at any time. Charges to earnings for plan contributions amounted to $13,034, $13,907 and $9,751 in fiscal 2004, 2003 and 2002, respectively.

Defined Benefit and Retiree Medical Plans

The Company has a Management Security Plan (MSP), which is a non-qualified defined benefit plan providing death and retirement benefits to certain executives and members of management. The plan is contributory but is not funded. Life insurance policies have been purchased to fund the MSP payments. These insurance policies are shown on the balance sheet at their cash surrender values, net of policy loans aggregating $260,537 and $246,322 at June 30, 2004 and June 25, 2003, respectively. Net periodic benefit expense and the projected benefit obligation are determined using assumptions as of the end of each year.

The Company also has a Retiree Medical Plan, which provides medical benefits to employees who terminate employment after attaining 55 years of age and ten years of full-time service with the Company. Employees terminating employment after attaining 55 years of age and completion of ten years of service are eligible to participate in the plan, but those meeting the criteria subsequent to July 1, 2002 are assessed the full cost of coverage.

The components of net periodic benefit expense were as follows:

	Defined Benefit			Retiree Medical
	2004	2003	2002	2004	2003	2002
Service cost	$762	1,405	1,647	—	—	40
Interest cost	4,070	4,392	4,180	1,009	1,197	1,424
Amortization of prior service cost	—	—	890	2,088	876	876
Recognized net actuarial loss (gain)	2,193	1,781	1,420	(68)	(92)	—
Participant contributions	(364)	(472)	(516)	—	—	—

Net periodic benefit expense	$6,661	7,106	7,621	3,029	1,981	2,340

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following provides a reconciliation of the defined benefit obligation and post-retirement projected benefit obligation:

	Defined Benefit		Retiree Medical
	2004	2003	2004	2003
Beginning of year benefit obligation	$67,233	52,887	17,660	20,205
Service cost	762	1,405	—	—
Interest cost	4,070	4,392	1,009	1,197
Actuarial loss (gain)	1,661	13,427	282	(2,682)
Benefits paid	(4,899)	(4,878)	(1,983)	(1,060)

End of year benefit obligation	68,827	67,233	16,968	17,660
Unrecognized prior service cost	—	—	(16,704)	(18,792)
Unrecognized net actuarial (loss) gain	(11,113)	(11,646)	2,241	2,591

Accrued benefit cost	$57,714	55,587	2,505	1,459

The accumulated benefit obligation for the defined benefit pension plan was $68,827 and $67,233 at June 30, 2004 and June 25, 2003, respectively.

Additional information:

	Defined Benefit			Retiree Medical
	2004	2003	2002	2004	2003	2002
Increase in minimum liability included in other comprehensive income	$—	11,646	—	$—	—	—
Discount rate used to determine net periodic benefit obligation and net periodic benefit cost	6.00%	6.00%	8.00%	6.00%	6.00%	7.25%

Assumed health care cost rates have a significant effect on the amounts reported for the Retiree Medical Plan. The health care cost trend rates assumed for fiscal years 2004 and 2003 were 11.50% and 12.00%, respectively. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.5%, which will be reached in 2016. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$47	$(45)
Effect on postretirement benefit obligation	790	(753)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Defined Benefit	Retiree Medical
2005	$4,635	$2,100
2006	4,800	2,400
2007	5,144	2,600
2008	5,737	2,600
2009	6,203	2,600
Years 2010-2014	33,033	8,100

Supplemental Retirement Plan

The Company has a deferred compensation Supplemental Retirement Plan in effect for eligible management associates. The Company recorded an asset and liability at June 30, 2004 and June 25, 2003 in the amount of $16.4 million and $15.3 million, respectively. These amounts are included in other assets and other liabilities on the consolidated balance sheets.

15.	Litigation

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March 2004, two other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (ERISA) relating to The Company’s Profit Sharing/401(k) Plan. The Company expects that the securities laws claims will be consolidated and proceed as a single action and that the ERISA claims will be consolidated and proceed as a single action. The Company also believes that the claims are without merit and intends to defend itself vigorously. For more information on these claims, see “Item 3: Legal Proceedings” in this report.

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

While no one can predict the ultimate outcome of any pending or threatened litigation with certainty, the Company’s management believes that any resolution of these proceedings will not have a material adverse effect on its financial condition or results of operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

16.	Purchase Commitments

The Company has commitments to purchase merchandise and raw materials to be used in the ordinary course of business totaling $484.2 million as of June 30, 2004. The obligations have terms ranging from one to nine years.

17.	Related-Party Transactions

The Company retained the law firm Holland & Knight LLP for representation in various tax matters. A director of the Company is currently and has been a partner of Holland & Knight LLP since April 2001. Holland & Knight LLP was paid an aggregate amount of $9 and $73 for its services rendered to the Company during fiscal 2004 and 2003, respectively.

18.	Discontinued Operations and Restructuring

2004 Asset Rationalization

On April 23, 2004, the Company’s Board of Directors approved an asset rationalization plan, to be executed over a 12-month period from the announcement date, identifying the Company’s core and non-core retail designated market areas (DMA®s) and other assets. Core markets are generally where the Company maintains a 1st, 2nd, or 3rd market share position, or where management believes there may be future strategic opportunities to become a market leader. Non-core DMA®s represent areas where the Company has limited opportunities to gain market share and are unprofitable in the aggregate. Through this process, the Company identified a core of stores across 36 DMA®s. The Company plans to sell or close 45 unprofitable or poorly located stores within its core DMA®s and to exit the 16 non-core DMA®s by sale or closure of 111 stores. In addition to retail locations, the Company also plans to exit three of its 14 distribution centers.

The Company has also undertaken a comprehensive review of its manufacturing operations and determined that these operations are not fundamental to the Company’s core business of operating supermarkets. The Company is pursuing the sale of its Dixie Packers, Crackin’ Good Bakery/Snacks, and Montgomery Pizza operations, and will consolidate its Greenville Ice Cream operation and Miami Dairy operation into its other dairies. The Company will also continue to evaluate its remaining dairies and manufacturing operations. Additionally, the Company plans to reduce the number of U.S retail support offices from eight to four.

As of June 30, 2004, the company has closed 19 locations within the 36 core DMA®s and has closed two and sold seven locations in non-core DMA® locations. The Miami dairy operation has also been closed.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

On June 30, 2004 the Company sold seven store locations in non-core DMA®’s and received proceeds of $6,980. A gain on sale of $2,249 was included in loss on disposal of discontinued operations.

The operating results for the 156 store locations planned for sale or exit and one distribution center qualify as discontinued operations and are presented as discontinued operations in the Consolidated Statements of Income, while operating results for the manufacturing operations and distribution centers remain a part of continuing operations.

Included in discontinued operations related to the asset rationalization plan is a pretax operating loss of $61.2 million for fiscal 2004, a pretax operating income of $5.1 million for fiscal 2003, and pretax operating income of $18.2 million for fiscal 2002. Loss on disposal of $16.7 million is included in discontinued operations for fiscal 2004. Gross revenues from these operations were $1.1 billion, $1.1 billion, and $1.2 billion for fiscal years 2004, 2003, and 2002, respectively.

Costs to exit businesses classified as discontinued operations have been classified as loss on disposal while the remaining costs related to the exit plan have been classified as restructuring charges. Total costs incurred during fiscal 2004 by category and classification along with total expected costs are as follows:

	Continuing Operations Restruc- turing	Discontinued Operations		Incurred to 6/30/04	Total expected
		Loss on disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$6,789	(1,241)	21,900	27,448	28,000-53,000
Inventory writedowns	—	—	180	180	20,000-35,000
Lease termination costs	496	10,075	—	10,571	185,000-225,000
Employee termination costs	1,633	2,831	—	4,464	20,000-40,000
Other location closing costs	128	5,043	—	5,171	22,000-47,000

Total	$9,046	16,708	22,080	47,834	275,000-400,000

As of June 30, 2004, employee termination costs and other location closing costs of $4,464 and $5,171, respectively, were accrued. A total of $2,611 was paid related to these costs, leaving $3,760 and $3,264 accrued and included in accrued wages and salaries and accrued expenses, respectively, in the Consolidated Balance Sheets. See Note 11 for a further description of the cash payments related to lease termination costs.

Equipment and other assets of $51,034 have been reclassified as held for sale and are included in assets held for sale in the Consolidated Balance Sheets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

2002 Texas Exit

On May 6, 2002, the Company announced a formal plan to exit the Texas and Oklahoma operations, which consisted of 71 locations, a dairy plant and a distribution center in Texas and 5 locations in Oklahoma. The Company decided to exit these operations as a result of continued operational losses and reductions in market share. The Company sold 36 retail locations and a dairy plant to various unrelated buyers for total cash proceeds of $39.8 million. The sale resulted in a loss on long-lived assets of $7.2 million, or $0.05 per diluted share. The remaining 38 unsold locations were closed on or before June 26, 2002.

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

The pretax loss on disposal is comprised of employee termination costs of $8.5 million, lease termination costs of $74.7 million, asset impairment of $15.4 million and other location closing costs of $27.8 million. Gross revenues from the Texas and Oklahoma operations were $608.5 million for fiscal year 2002.

19.	Bank Agreement Termination

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

20.	Subsequent Event

Many areas within the State of Florida were affected by Hurricane Charley on August 13, 2004, including several of our store locations. We are in the process of accumulating the total amount of our incurred losses, which will include losses of perishable inventory resulting from power failures and a limited number of stores with structural damage. Since the damage assessment process has not been completed, we are currently unable to estimate the total impact. However, we believe it will exceed our $10 million insurance deductible and thus limit the cost to this amount.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

21.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2004 and June 25, 2003:

	Quarters Ended
2004	Sept. 17 (12 Weeks)	Jan. 7 (16 Weeks)	Mar. 31 (12 Weeks)	June 30 (13 Weeks)

Sales from continuing operations	$2,418,780	3,228,118	2,427,746	2,558,206
Gross profit on sales from continuing operations	$659,009	819,270	648,854	686,657
Other operating and administrative expenses	$646,595	889,384	636,807	670,077
Asset impairment charges	$—	29,502	—	5,506
Restructuring charges	$—	—	1,786	7,260
Interest (income) expense, net	$4,311	8,923	(8,473)	9,616
Net earnings (loss) from continuing operations	$5,176	(65,744)	11,871	(2,098)
Loss on discontinued operations	$(3,931)	(13,796)	(11,261)	(20,621)
Net earnings (loss)	$1,245	(79,540)	610	(22,719)
Basic earnings (loss) per share from continuing operations	$0.04	(0.47)	0.08	(0.01)
Basic net earnings (loss) per share	$0.01	(0.57)	—	(0.16)
Diluted earnings (loss) per share from continuing operations	$0.04	(0.47)	0.08	(0.01)
Diluted net earnings (loss) per share	$0.01	(0.57)	—	(0.16)
Net LIFO charge (credit)	$977	1,221	915	(246)
Net LIFO charge (credit) per diluted share	$0.01	0.01	0.01	—
Dividends per share	$0.05	0.05	0.05	—
Market price range	$12.89 - 9.30	10.34 - 7.50	9.85 - 5.69	8.40 - 5.97

	Quarters Ended
2003	Sept. 18 (12 Weeks)	Jan. 8 (16 Weeks)	April 2 (12 Weeks)	June 25 (12 Weeks)
Sales from continuing operations	$2,571,949	3,423,117	2,559,622	2,471,740
Gross profit on sales from continuing operations	$723,604	987,320	712,780	709,542
Other operating and administrative expenses	$652,913	891,347	624,342	661,499
Interest expense, net	$14,921	9,134	14,095	2,292
Net earnings from continuing operations	$35,387	90,638	48,115	61,978
(Loss) gain on discontinued operations	$(585)	725	2,452	520
Net earnings	$34,802	91,363	50,567	62,498
Basic earnings per share from continuing operations	$0.25	0.64	0.34	0.44
Basic net earnings per share	$0.25	0.65	0.36	0.44
Diluted earnings per share from continuing operations	$0.25	0.64	0.34	0.44
Diluted net earnings per share	$0.25	0.65	0.36	0.44
Net LIFO charge (credit)	$1,935	—	1,290	(4,215)
Net LIFO charge (credit) per diluted share	$0.01	—	0.01	(0.03)
Dividends per share	$0.05	0.05	0.05	0.05
Market price range	$17.83 - 14.10	16.80 - 12.56	16.65 - 11.51	14.85 - 12.30

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

During 2004 and 2003, the fourth quarter results reflect a change from the estimate of inflation used in the calculation of LIFO inventory to the actual rate experienced by the Company of 1.0% to 0.6% and 1.0% to 0.2%, respectively. During 2004, the fourth quarter results reflect restructuring charges of $7.3 million. During 2003, the fourth quarter results reflect the tax benefit from a reduction of income tax reserves related to the resolution of matters related to company-owned life insurance with the Internal Revenue Service, as well as additional expense related to self-insurance.

	Fourth Quarter Results of Operations
	June 30, 2004 (13 Weeks)	June 25, 2003 (12 Weeks)
Net sales	$2,558,206	2,471,740
Cost of sales, including warehouse and delivery expense	1,871,549	1,762,198

Gross profit on sales	686,657	709,542
Other operating and administrative expenses	670,077	661,499
Asset impairment charge	5,506	—
Restructuring charges	7,260	—

Operating income	3,814	48,043
Interest expense, net	9,616	2,292

(Loss) earnings from continuing operations before income taxes	(5,802)	45,751
Income tax benefit	(3,704)	(16,227)

Net (loss) earnings from continuing operations	(2,098)	61,978

Discontinued operations:
(Loss) earnings from discontinued operations	(15,558)	859
Loss on disposal of discontinued operations	(16,708)	—
Income tax (benefit) expense	(11,645)	339

Loss (earnings) from discontinued operations	(20,621)	520

Net (loss) earnings	$(22,719)	62,498

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

22.	Guarantor Subsidiaries

During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of our operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and our guarantor subsidiaries is as follows:

53	Weeks ended June 30, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,258,592	5,374,258	—	10,632,850
Cost of sales	3,847,859	3,971,201	—	7,819,060

Gross profit	1,410,733	1,403,057	—	2,813,790
Other operating & administrative expenses	1,427,142	1,415,720	—	2,842,862
Asset impairment charges	6,126	28,883	—	35,009
Restructuring charges	—	9,046	—	9,046

Operating loss	(22,535)	(50,592)	—	(73,127)
Equity in loss of consolidated subsidiaries	(76,596)	—	76,596	—
Interest expense, net	14,377	—	—	14,377

Loss before income taxes	(113,508)	(50,592)	76,596	(87,504)
Income tax benefit	(15,485)	(21,224)	—	(36,709)

Loss from continuing operations	(98,023)	(29,368)	76,596	(50,795)
Net loss from discontinued operations	(2,381)	(47,228)	—	(49,609)

Net loss	$(100,404)	(76,596)	76,596	(100,404)

52	Weeks ended June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,478,745	5,547,683	—	11,026,428
Cost of sales	3,936,203	3,956,979	—	7,893,182

Gross profit	1,542,542	1,590,704	—	3,133,246
Other operating & administrative expenses	1,354,484	1,475,617	—	2,830,101

Operating income	188,058	115,087	—	303,145
Equity in consolidated subsidiaries	90,146	—	(90,146)	—
Bank agreement termination income	52,740	—	—	52,740
Interest expense, net	40,442	—	—	40,442

Earnings before income taxes	290,502	115,087	(90,146)	315,443
Income tax expense	50,923	28,402	—	79,325

Earnings from continuing operations	239,579	86,685	(90,146)	236,118
Net (loss) earnings from discontinued operations	(349)	3,461	—	3,112

Net earnings (loss)	$239,230	90,146	(90,146)	239,230

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

52 Weeks ended June 26, 2002

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,656,156	5,515,534	—	11,171,690
Cost of sales	4,109,096	3,977,841	—	8,086,937

Gross profit	1,547,060	1,537,693	—	3,084,753
Other operating & administrative expenses	1,295,928	1,419,475	—	2,715,403
Asset impairment charges	—	21,566	—	21,566

Operating income	251,132	96,652	—	347,784
Equity in loss of consolidated subsidiaries	(387)	—	387	—
Interest expense, net	61,595	—	—	61,595

Earnings before income taxes	189,150	96,652	387	286,189
Income tax expense	102,029	8,068	—	110,097

Earnings from continuing operations	87,121	88,584	387	176,092
Net loss from discontinued operations	(255)	(88,971)	—	(89,226)

Net earnings (loss)	$86,866	(387)	387	86,866

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)

June 30, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$313,016	627,513	—	940,529
Other current assets	225,343	184,926	—	410,269

Total current assets	538,359	812,439	—	1,350,798
Property, plant and equipment, net	424,041	462,014	—	886,055
Other non-current assets	244,885	137,153	—	382,038
Investments in and advances to/from subsidiaries	550,993	—	(550,993)	—

Total assets	$1,758,278	1,411,606	(550,993)	2,618,891

Accounts payable	$101,947	409,496	—	511,443
Other current liabilities	201,010	226,413	—	427,423

Total current liabilities	302,957	635,909	—	938,866
Long-term debt	300,605	—	—	300,605
Other non-current liabilities	237,371	224,704	—	462,075
Common stock of $1 par value	142,028	6,337	(6,337)	142,028
Retained earnings	775,317	544,656	(544,656)	775,317

Total liabilities and shareholders’ equity	$1,758,278	1,411,606	(550,993)	2,618,891

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

Year ended June 30, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$72,379	110,349	—	182,728

Purchases of property, plant and equipment, net	(107,671)	(95,977)	—	(203,648)
Decrease (increase) in other assets	66,921	(4,595)	(86,077)	(23,751)

Net cash used in investing activities	(40,750)	(100,572)	(86,077)	(227,399)

Dividends paid	(21,218)	—	—	(21,218)
Principal payments on long-term debt	(276)	—	—	(276)
Other	(80,337)	(10,272)	86,077	(4,532)

Net cash used in financing activities	(101,831)	(10,272)	86,077	(26,026)

Decrease in cash and cash equivalents	(70,202)	(495)	—	(70,697)
Cash and cash equivalents at the beginning of the year	120,111	7,404	—	127,515

Cash and cash equivalents at end of the year	$49,909	6,909	—	56,818

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Year ended June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(68,199)	442,632	—	374,433

Purchases of property, plant and equipment, net	(114,784)	(61,920)	—	(176,704)
Decrease (increase) in other assets	245,575	(13,854)	(263,841)	(32,120)

Net cash provided by (used in) investing activities	130,791	(75,774)	(263,841)	(208,824)

Dividends paid	(28,151)	—	—	(28,151)
Principal payments on long-term debt	(246,279)	—	—	(246,279)
Other	102,968	(358,319)	263,841	8,490

Net cash used in financing activities	(171,462)	(358,319)	263,841	(265,940)

(Decrease) increase in cash and cash equivalents	(108,870)	8,539	—	(100,331)
Cash and cash equivalents at the beginning of the year	228,981	(1,135)	—	227,846

Cash and cash equivalents at end of the year	$120,111	7,404	—	127,515

Year ended June 26, 2002

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$343,918	33,031	—	376,949

Purchases of property, plant and equipment, net	(15,029)	(69,855)	—	(84,884)
Decrease (increase) in other assets	19,254	(13,326)	(34,314)	(28,386)
Increase in marketable securities	(18,333)	—	—	(18,333)
Proceeds from sale of facility	—	66,815	—	66,815

Net cash used in investing activities	(14,108)	(16,366)	(34,314)	(64,788)

Dividends paid	(49,899)	—	—	(49,899)
Other	(162,066)	(27,725)	34,314	(155,477)

Net cash used in financing activities	(211,965)	(27,725)	34,314	(205,376)

Increase (decrease) in cash and cash equivalents	117,845	(11,060)	—	106,785
Cash and cash equivalents at the beginning of the year	111,136	9,925	—	121,061

Cash and cash equivalents at end of the year	$228,981	(1,135)	—	227,846

All costs incurred by our headquarters that are not specifically identifiable to a subsidiary are allocated to each subsidiary based on its relative size to the Company as a whole. Taxes payable and deferred taxes are obligations of the Company. Expenses related to both current and deferred income taxes are allocated to each subsidiary based on each subsidiary’s effective tax rate.

If the guarantor subsidiaries operated on a stand alone basis, their expenses may or may not have been higher were it not for the related party transactions and the headquarters functions described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

Winn-Dixie Stores, Inc.:

Under date of August 18, 2004, we reported on the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 30, 2004 and June 25, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended June 30, 2004, June 25, 2003 and June 26, 2002 as contained in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index on page 30 of the annual report on Form 10-K for the year 2004. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Jacksonville, Florida

August 18, 2004

This page intentionally left blank.

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

Years Ended June 30, 2004, June 25, 2003 and June 26, 2002

(Amounts in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions from reserves	Balance at end of year
Year ended June 30, 2004:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$38,934	—	1,280	37,654
Allowance for doubtful receivables	$2,043	16,917	16,421	2,539

Year ended June 25, 2003:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$35,913	3,021	—	38,934
Allowance for doubtful receivables	$2,779	10,265	11,001	2,043

Year ended June 26, 2002:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$29,696	6,217	—	35,913
Allowance for doubtful receivables	$3,935	16,957	18,113	2,779

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer along with the Company’s chief financial officer. Based upon that evaluation, these officers concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

Information about directors of the company is presented under the caption “Information on our Board of Directors” in our 2004 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Company

Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of July 15, 2004:

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE

Frank Lazaran	47	President and Chief Executive Officer	2003	2002

Laurence B. Appel	43	Senior Vice President and General Counsel	2002	2002

David F. Henry	54	Senior Vice President, Marketing	2003	2001

Richard C. Judd	53	Senior Vice President, Supply Chain and Merchandising	2003	2001

Mark W. Matta	47	Senior Vice President, Human Resources	2003	2003

Paul Novak	58	Senior Vice President Chief Development Officer	2004	2004

Bennett L. Nussbaum	57	Senior Vice President and Chief Financial Officer	2004	2004

Karen E. Salem	42	Senior Vice President and Chief Information Officer	2002	2002

Mark A. Sellers	50	Group Vice President, Operations	2004	1973

D. Michael Byrum	51	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Kellie D. Hardee	35	Vice President, Finance and Treasurer	2000	2000

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

Senior Vice President and Chief Development Officer, Mr. Paul Novak was most recently Executive Vice President and Chief Development Officer for Burger King Corporation, from 2001 to 2003. For the two years preceding, Mr. Novak was the President of Bedrock Partners.

Senior Vice President and Chief Financial Officer, Mr. Bennett L. Nussbaum was most recently Executive Vice President and Chief Financial Officer of Burger King Corporation, from 2001 to 2003. For the four years preceding, Mr. Nussbaum was employed at Kinko’s, Inc. as Senior Vice President and Chief Financial Officer.

Senior Vice President and Chief Information Officer, Ms. Karen E. Salem was Senior Vice President and Chief Information Officer of Corning Cable Systems from 2000 to 2002. From 1999 to 2000, Ms. Salem was Chief Information Officer and Vice President for AFC Enterprises. Ms. Salem was Information Technology Vice President of Rexall Sundown from 1995 to 1999.

Group Vice President, Operations, Mr. Mark A. Sellers was Division President of several Florida divisions from 1997 to 2004.

Vice President, Corporate Controller and Chief Accounting Officer, Mr. D. Michael Byrum has been employed for the past five years either in the same capacity or in a position with the Company which was consistent in occupation with his present assignment.

Vice President, Finance and Treasurer, Ms. Kellie D. Hardee was Audit Manager of Arthur

Andersen LLP, from 1999 to 2000. From 1997 to 1999, Ms. Hardee was Corporate Controller for Armor Holdings, Inc. Ms. Hardee was Assistant Controller for PSS World Medical, Inc. from 1995 to 1997.

Family Relationships

A. Dano Davis, our Chairman of the Board, is the first cousin of T. Wayne Davis, a Director, and the first cousin of the spouse of Charles P. Stephens, a Director. No other executive officer or director has a family relationship with any other executive officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about Section 16(a) beneficial ownership reporting compliance is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement and is incorporated herein by reference.

Code of Ethics and Code of Conduct

We adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, corporate controller and chief accounting officer and persons performing similar functions, and a Code of Conduct (the “Code of Conduct”) for all Company associates as well as executive officers. The Code of Ethics and Code of Conduct are available on our Web Site, free of charge, at www.winn-dixie.com under the “Corporate Governance” caption and were filed as exhibits to our Annual Report on Form 10-K for the year ended June 25, 2003. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our Web Site promptly following the date of such amendment or waiver.

ITEM 11: EXECUTIVE COMPENSATION

Information about executive compensation is presented under the caption “Executive Compensation” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about stock ownership is presented under the captions “Stock Ownership by Principal Shareholders” and “Stock Ownership of Directors and Management” and information about equity compensation plans is presented under the caption “Executive Compensation-Equity Compensation Plans” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions is presented under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about principal accountant fees and services is presented under the caption “Audit Committee Report-Principal Accountant Fees and Services” in our 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Statements of Operations, Years ended June 30, 2004, June 25, 2003 and June 26, 2002.

Consolidated Balance Sheets, as of June 30, 2004 and June 25, 2003.

Consolidated Statements of Cash Flows, Years ended June 30, 2004, June 25, 2003 and June 26, 2002.

Consolidated Statements of Shareholders’ Equity, Years ended June 30, 2004, June 25, 2003 and June 26, 2002.

(2)	Schedule II – Consolidated Valuation and Qualifying Accounts, Years ended June 30, 2004, June 25, 2003 and June 26, 2002.

(3)	Exhibits.

(b)	Reports on Form 8-K

On April 30, 2004, we furnished a Current Report on Form 8-K, including a press release announcing financial results for the quarter ended March 31, 2004.

On June 30, 2004, we furnished a Current Report on Form 8-K, including an announced amendment to our revolving credit facility.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

9.1	Agreement of Shareholders of D.D.I., Inc. (formerly Vadis Investments, Inc.) dated April 19, 1989.	Previously filed as Exhibit 9.1 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0.2*	Employment Agreement of Frank Lazaran, effective June 24, 2003.	Previously filed as Exhibit 10.0.2 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0.3*	Employment Letter Agreement of Bennett L. Nussbaum, effective March 8, 2004.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.0.4*	Employment Letter Agreement of Paul Novak, effective February 14, 2004.

10.0.5*	Employment Letter Agreement of Larry B. Appel, effective September 11, 2002 and as amended on February 20, 2004.

10.0.6*	Employment Letter Agreement of Richard C. Judd, effective February 6, 2003 and as amended on February 20, 2004.

10.0.7*	Employment Letter Agreement of Karen E. Salem, effective September 9, 2002 and as amended on February 20, 2004.

10.0.8*	Employment Letter Agreement of Mark Matta, effective March 5, 2003 and as amended on February 20, 2004.

10.0.9*	Separation and Release Agreement of Richard P. McCook, effective March 3, 2004 and as amended on March 8, 2004.

10.0.10*	Amendments to Employment Agreement of Frank Lazaran effective March 12, 2004 and March 26, 2004

10.1*	Annual Officer Incentive Compensation Plan, effective June 15, 1998.	Previously filed as Exhibit 10.1 to Form 10Q for the quarter ended September 16, 1998, which Exhibit is herein incorporated by reference.

10.2.1*	Restricted Stock Plan, as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.1 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.2*	Performance-Based Restricted Stock Plan as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.2 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.3*	Amendment to the Performance-Based Restricted Stock Plan effective January 26, 2000.	Previously filed as Exhibit 10.2.3 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.2.4*	Restricted Stock Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.2.4 to Form 10-K for the year ended June 27, 2001, which Exhibit is herein incorporated by reference.

10.3*	Key Employee Stock Option Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.3.1*	Key Employee Stock Option Plan, as amended and restated August 7, 2003.	Previously filed as Appendix B to the Company’s 2003 Proxy Statement.

10.4*	Supplemental Retirement Plan, as amended effective June 15, 2000.	Previously filed as Exhibit 10.4 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference

10.5*	Management Security Plan, as amended and restated effective May 1, 1992	Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended January 8, 2003, which Exhibit is herein incorporated by reference.

10.6*	Senior Corporate Officer’s Management Security Plan, as amended and restated effective May 1, 1992.	Previously filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Directors’ Deferred Fee Plan as amended through October 4, 2000.	Previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Stock Plan for Directors, effective October 4, 2000.	Previously filed as Exhibit 10.8 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.9	Credit Agreement, dated March 29, 2001, among Winn-Dixie stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000.	Previously filed as Exhibit 10 to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

10.9.1	Amendment to the Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 14, 2002.	Previously filed as Exhibit 10.9.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.9.2	Second Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective May 3, 2002.	Previously filed as Exhibit 10.9.2 to Form 10-K for the year ended June 26, 2002, which Exhibit is herein incorporated by reference.

10.9.3	Third Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 24, 2003.	Previously filed as Exhibit 10.9.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.9.4	Amended and Restated Credit Agreement dated October 7, 2003, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $300,000,000 effective October 7, 2003.	Previously Filed as Exhibit 10.1 to Form 8-K filed on October 9, 2003.

10.9.5	Second Amended and Restated Credit Agreement dated June 29, 2004, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $600,000,000 effective June 29, 2004.	Previously filed as Exhibit 10.1 to Form 8-K filed on June 30, 2004.

11.0	Computation of Earnings Per Share	See Note 1 of Notes to Consolidated Financial Statements

12.0	Computation of Consolidated Ratios of Earnings to Fixed Charges for Winn-Dixie Stores, Inc.

14.1	Winn-Dixie Code of Conduct	Previously filed as Exhibit 14.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

14.2	Code of Ethics for Senior Executive and Financial Officers of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 14.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
21.1	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Independent Auditors’ Consent

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Frank Lazaran
Frank Lazaran
President and Chief Executive Officer

Date August 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. Dano Davis	Chairman of the Board	August 25, 2004
(A. Dano Davis)

/s/ Frank Lazaran	President, Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2004
(Frank Lazaran)

/s/ Bennett L. Nussbaum	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2004
(Bennett L. Nussbaum)

/s/ D. Michael Byrum	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2004
(D. Michael Byrum)

/s/ T. Wayne Davis	Director	August 25, 2004
(T. Wayne Davis)

This page intentionally left blank.

/s/ Charles P. Stephens	Director	August 25, 2004
(Charles P. Stephens)

/s/ John H. Dasburg	Director	August 25, 2004
(John H. Dasburg)

/s/ Carleton T. Rider	Director	August 25, 2004
(Carleton T. Rider)

/s/ Julia B. North	Director	August 25, 2004
(Julia B. North)

/s/ Tillie K. Fowler	Director	August 25, 2004
(Tillie K. Fowler)

/s/ Ronald Townsend	Director	August 25, 2004
(Ronald Townsend)

/s/ John E. Anderson	Director	August 25, 2004
(John E. Anderson)

/s/ Edward W. Mehrer, Jr.	Director	August 25, 2004
(Edward W. Mehrer, Jr.)

This page intentionally left blank.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

9.1	Agreement of Shareholders of D.D.I., Inc. (formerly Vadis Investments, Inc.) dated April 19, 1989.	Previously filed as Exhibit 9.1 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0.2*	Employment Agreement of Frank Lazaran, effective June 24, 2003.	Previously filed as Exhibit 10.0.2 to Form 10-K in the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0.3*	Employment Letter Agreement of Bennett L. Nussbaum, effective March 8, 2004.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.0.4*	Employment Letter Agreement of Paul Novak, effective February 14, 2004.

10.0.5*	Employment Letter Agreement of Larry B. Appel, effective September 11, 2002 and as amended on February 20, 2004.

10.0.6*	Employment Letter Agreement of Richard C. Judd, effective February 6, 2003 and as amended on February 20, 2004.

10.0.7*	Employment Letter Agreement of Karen E. Salem, effective September 9, 2002 and as amended on February 20, 2004.

10.0.8*	Employment Letter Agreement of Mark Matta, effective March 5, 2003 and as amended on February 20, 2004.

10.0.9*	Separation and Release Agreement of Richard P. McCook, effective March 3, 2004 and as amended on March 8, 2004.

10.0.10*	Amendments to Employment Agreement of Frank Lazaran effective March 12, 2004 and March 26, 2004

10.1*	Annual Officer Incentive Compensation Plan, effective June 15, 1998.	Previously filed as Exhibit 10.1 to Form 10Q for the quarter ended September 16, 1998, which Exhibit is herein incorporated by reference.

10.2.1*	Restricted Stock Plan, as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.1 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.2*	Performance-Based Restricted Stock Plan as amended effective August 2, 1999.	Previously filed as Exhibit 10.2.2 to Form 10-Q for the quarter ended September 22, 1999, which Exhibit is herein incorporated by reference.

10.2.3*	Amendment to the Performance-Based Restricted Stock Plan effective January 26, 2000.	Previously filed as Exhibit 10.2.3 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.2.4*	Restricted Stock Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.2.4 to Form 10-K for the year ended June 27, 2001, which Exhibit is herein incorporated by reference.

10.3*	Key Employee Stock Option Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.3.1*	Key Employee Stock Option Plan, as amended and restated August 7, 2003.	Previously filed as Appendix B to the Company’s 2003 Proxy Statement.

10.4*	Supplemental Retirement Plan, as amended effective June 15, 2000.	Previously filed as Exhibit 10.4 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference

10.5*	Management Security Plan, as amended and restated effective May 1, 1992	Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended January 8, 2003, which Exhibit is herein incorporated by reference.

10.6*	Senior Corporate Officer’s Management Security Plan, as amended and restated effective May 1, 1992.	Previously filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Directors’ Deferred Fee Plan as amended through October 4, 2000.	Previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Stock Plan for Directors, effective October 4, 2000.	Previously filed as Exhibit 10.8 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.9	Credit Agreement, dated March 29, 2001, among Winn-Dixie stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000.	Previously filed as Exhibit 10 to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

10.9.1	Amendment to the Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., First Union National Bank and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 14, 2002.	Previously filed as Exhibit 10.9.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.9.2	Second Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective May 3, 2002.	Previously filed as Exhibit 10.9.2 to Form 10-K for the year ended June 26, 2002, which Exhibit is herein incorporated by reference.

10.9.3	Third Amendment to Credit Agreement dated March 29, 2001, among Winn-Dixie Stores, Inc., Wachovia Bank, National Association and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $800,000,000 effective March 24, 2003.	Previously filed as Exhibit 10.9.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.9.4	Amended and Restated Credit Agreement dated October 7, 2003, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $300,000,000 effective October 7, 2003.	Previously Filed as Exhibit 10.1 to Form 8-K filed on October 9, 2003.

10.9.5	Second Amended and Restated Credit Agreement dated June 29, 2004, among Winn-Dixie Stores, Inc. and certain subsidiaries, Wachovia Bank N.A. and other lenders named therein, relating to Winn-Dixie Stores, Inc.’s senior credit facility in the amount of $600,000,000 effective June 29, 2004.	Previously filed as Exhibit 10.1 to Form 8-K filed on June 30, 2004.

11.0	Computation of Earnings Per Share	See Note 1 of Notes to Consolidated Financial Statements

12.0	Computation of Consolidated Ratios of Earnings to Fixed Charges for Winn-Dixie Stores, Inc.

14.1	Winn-Dixie Code of Conduct	Previously filed as Exhibit 14.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

14.2	Code of Ethics for Senior Executive and Financial Officers of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 14.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
21.1	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Independent Auditors’ Consent

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350