Form 10-Q
period 2004-09-22
WINN DIXIE STORES INC
filed 2004-10-25
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 22, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 20, 2004, there were 142,173,311 shares outstanding of the registrant’s common stock, par value $1.00 per share.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the 12 Weeks Ended
Amounts in thousands except per share data	September 22, 2004	September 17, 2003
Net sales	$2,336,609	2,418,780
Cost of sales, including warehouse and delivery expenses	1,707,258	1,759,771

Gross profit on sales	629,351	659,009
Other operating and administrative expenses	640,662	646,595
Impairment charges	87,982	—
Restructuring charges	83,206	—

Operating (loss) income	(182,499)	12,414
Interest expense, net	7,274	4,311

(Loss) earnings before income taxes	(189,773)	8,103
Income tax (benefit) expense	(66,220)	2,927

Net (loss) earnings from continuing operations	(123,553)	5,176

Discontinued operations (Note Q):
Loss from discontinued operations	(15,137)	(6,190)
Loss on disposal of discontinued operations	(31,631)	—
Income tax benefit	(17,244)	(2,259)

Net loss from discontinued operations	(29,524)	(3,931)

Net (loss) earnings	$(153,077)	1,245

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.88)	0.04
Loss from discontinued operations	(0.21)	(0.03)

Basic (loss) earnings per share	$(1.09)	0.01

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.88)	0.04
Loss from discontinued operations	(0.21)	(0.03)

Diluted (loss) earnings per share	$(1.09)	0.01

Dividends per share	$—	0.05

Weighted average common shares outstanding-basic	140,724	140,628

Weighted average common shares outstanding-diluted	140,724	141,108

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	September 22, 2004	June 30, 2004
	(Unaudited)	(Note A)
ASSETS
Current Assets:
Cash and cash equivalents	$64,026	56,818
Marketable securities	19,397	19,275
Trade and other receivables, less allowance for doubtful items of $3,289 ($2,539 at June 30, 2004)	100,609	109,051
Insurance claims receivable	31,076	—
Income tax receivable	77,351	49,148
Merchandise inventories less LIFO reserve of $220,770 ($219,270 at June 30, 2004)	886,356	940,529
Prepaid expenses and other current assets	28,816	24,814
Assets held for sale	36,108	51,034
Deferred income taxes	89,880	100,129

Total current assets	1,333,619	1,350,798

Cash surrender value of life insurance, net	12,004	15,502
Property, plant and equipment, net	872,836	886,055
Goodwill	—	87,112
Non-current deferred income taxes	205,033	139,089
Other assets, net	141,318	140,335

Total assets	$2,564,810	2,618,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$280	273
Current obligations under capital leases	2,675	2,616
Accounts payable	492,535	511,443
Reserve for insurance claims and self-insurance	97,310	97,952
Accrued wages and salaries	99,735	93,385
Accrued rent	132,690	109,727
Accrued expenses	133,530	123,470

Total current liabilities	958,755	938,866

Reserve for insurance claims and self-insurance	182,612	182,514
Long-term debt	300,554	300,605
Obligations under capital leases	12,955	13,566
Defined benefit plan	69,471	68,827
Lease liability on closed facilities, net of current portion	238,649	160,214
Other liabilities	35,530	36,954

Total liabilities	1,798,526	1,701,546

Commitments and contingent liabilities (Notes J, M, N, Q and T)
Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued and 142,020,419 shares outstanding at September 22, 2004 and 154,332,048 issued and 142,028,240 outstanding at June 30, 2004	142,020	142,028
Retained earnings	627,861	778,819
Accumulated other comprehensive loss	(3,597)	(3,502)

Total shareholders’ equity	766,284	917,345

Total liabilities and shareholders’ equity	$2,564,810	2,618,891

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the 12 Weeks Ended
Dollar amounts in thousands	September 22, 2004	September 17, 2003
Cash flows from operating activities:
Net (loss) earnings	$(153,077)	1,245
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Loss on sale of facilities	567	—
Depreciation and amortization	35,066	38,806
Impairment charges	92,443	—
Deferred income taxes	(55,521)	5,860
Stock compensation plans	2,112	1,175
Change in operating assets and liabilities:
Trade and other receivables	(22,634)	(1,461)
Merchandise inventories	51,444	(17,374)
Prepaid expenses and other current assets	(1,640)	(550)
Accounts payable	(18,908)	5,970
Lease liability on closed facilities	92,584	(9,544)
Income taxes payable/receivable	(28,203)	(11,487)
Defined benefit plan	644	496
Reserve for insurance claims and self-insurance	(544)	4,435
Other accrued expenses	25,314	499

Net cash provided by operating activities	19,647	18,070

Cash flows from investing activities:
Purchases of property, plant and equipment	(24,525)	(37,675)
(Increase) decrease in investments and other assets	(2,527)	988
Proceeds from sale of facilities	15,788	—
Marketable securities, net	(163)	—

Net cash used in investing activities	(11,427)	(36,687)

Cash flows from financing activities:
Principal payments on long-term debt	(44)	(37)
Debt issuance cost	(323)	—
Principal payments on capital lease obligations	(597)	(961)
Dividends paid	—	(7,041)
Other	(48)	(20)

Net cash used in financing activities	(1,012)	(8,059)

Increase (decrease) in cash and cash equivalents	7,208	(26,676)
Cash and cash equivalents at beginning of year	56,818	127,515

Cash and cash equivalents at end of period	$64,026	100,839

Supplemental cash flow information:
Interest paid	$104	1,889
Interest and dividends received	$127	642
Income taxes paid	$229	6,410

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(A)	Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 22, 2004 are not necessarily indicative of the results that may be expected for the year ending June 29, 2005.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. (the “Company”) and subsidiaries annual report on Form 10-K for the fiscal year ended June 30, 2004. The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in twelve states and the Bahama Islands. References to the “Company” include Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

(B)	Liquidity and Capital Resources: Cash and cash equivalents amounted to $64.0 million at September 22, 2004 compared to $56.8 million at June 30, 2004. Cash and cash equivalents are comprised primarily of overnight investments, cash in stores and cash in ATMs. As of September 22, 2004, total liquidity was $452.5 million, which was comprised of $64.0 million in cash and cash equivalents and $388.5 million of net borrowing availability under the revolving credit facility.

(C)	Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value.

(D)	Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(E)	Inventories: Inventories are stated at the lower of cost or market. The “dollar value” last-in, first-out (LIFO) method is used to determine the cost of approximately 85% of inventories consisting primarily of merchandise in stores and distribution warehouses.

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

(F)	Revenue Recognition: The Company recognizes revenue at the point of sale for retail sales. Sales discounts are offered to customers at the time of purchase as part of the Company’s Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of purchase.

Additionally, the Company offers awards to customers based on an accumulation of points as part of the Customer Reward Card program. The Company establishes a reserve for outstanding points.

(G)	Merchandise Cost: The Company adopted the provisions of EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) on a prospective basis during the third quarter of fiscal 2003.

The Company receives various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. Such rebates are classified as either a reduction of cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

Promotional allowances are recorded as a reduction of cost of sales as they are earned, the recognition of which is determined in accordance with the terms of the underlying agreement with the vendor, the guidance set forth in EITF 02-16 and management’s conclusion that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require specific performance by the Company or time-based merchandising of vendor products. Contractually obligated allowances are recognized as the specific performance criteria set forth in the contract are met or when time expires. In addition, portions of promotional allowances that are contractually refundable to the vendor, in whole or in part, are deferred from recognition until realization is assured.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Quantity discounts and merchandising agreements are typically measured and earned based on inventory purchases or sales volume levels and are received from vendors after certain performance measures are achieved. These performance-based rebates are recognized as a reduction of cost of sales based on a systematic and rational determination of the progress of the Company toward earning the rebate or refund. If the amounts are not probable and reasonably estimable, rebate income is recognized only upon achieving the performance measure.

Certain other allowances for new item introductions, slotting fees, placement of the vendor’s products in the Company’s advertising, placement of vendor’s product in premier locations within the stores, and temporary reductions offered to customers on products in the stores reduce cost of sales as product is sold. If allowances have been earned as a result of completing the required performance, but the product has not been sold, the allowances are recognized as reductions of inventory. Since the Company uses the retail method of valuing inventory, average product turnover rates are used by management to determine the amount of product sold and ultimately the amount of fees in ending inventory.

(H)	LIFO: Results for the first quarters of both fiscal 2005 and 2004 reflect a pre-tax LIFO inventory charge of $1.5 million. If the FIFO method had been used for the current quarter, net loss would have been $152.1 million, or $1.08 per diluted share, as compared with net earnings of $2.2 million, or $0.02 per diluted share in the previous year.

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

(I)	Comprehensive (Loss) Income: Comprehensive (loss) income differs from net (loss) income for the quarter due to changes in the fair value of the Company’s marketable securities and adjustments to the additional minimum pension liability. Comprehensive loss for the quarter ended September 22, 2004 was $153.2 million, or $1.09 per diluted share compared to comprehensive income of $2.2 million, or $0.02 per diluted share for the corresponding quarter of the previous year.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(J)	Debt:

	September 22, 2004	June 30, 2004
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments And 10.0% of principal paid annually each October	$834	878
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	300,834	300,878

Less current portion	(280)	(273)

Long-term portion	$300,554	300,605

The Company has a senior secured credit facility (the “Facility”) with a maximum borrowing capacity of $600.0 million. The Facility is secured by various assets including specified inventory, pharmacy accounts receivable, pharmacy scripts, and real estate. The borrowing capacity could be decreased due to reductions in inventory, asset disposals, reductions in appraisals, or other events. The Facility expires June 29, 2007, but contains provisions for possible renewal.

The following capitalized terms have specific meanings as defined in the Facility agreement: Borrowing Base, Reserves, Excess Availability and Adjusted Excess Availability. Refer to the Facility agreement filed on a Current Report on Form 8-K on June 29, 2004, for a full description of their meaning.

The Facility provides for a $400.0 million revolving credit facility, which also includes certain letters of credit, and a separate $200.0 million standby letter of credit facility. The maximum Borrowing Base is $600.0 million which is reduced by Reserves, letters of credit issued under the Facility and borrowings, resulting in Excess Availability. Adjusted Excess Availability utilizes actual collateral balances as the Borrowing Base and is then reduced in a similar computation.

Covenants under the Facility restrict capital expenditures, dividends, new debt arrangements, and acquisitions and dispositions of subsidiaries. The covenants also require minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company must maintain a minimum Excess Availability of $100.0 million to avoid measurement of the minimum EBITDA covenant which, if not met, would reduce the borrowing capacity by $100.0 million. Additionally, Adjusted Excess Availability must exceed $75.0 million at all times. At September 22, 2004, Excess Availability and Adjusted Excess Availability were calculated to be $426.3 million and $479.9 million, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

At September 22, 2004, the Company had letters of credit totaling $148.9 million issued under the Facility. $11.5 million of these are import letters of credit issued under the revolving credit facility, and $137.4 million are workers’ compensation standby letters of credit issued under the standby letter of credit facility. Additionally, $17.0 million in letters of credit have been issued outside of the Facility for workers’ compensation and are secured by marketable securities valued at $19.4 million at September 22, 2004. The Company paid weighted-average commitment fees of 1.95% on the various outstanding letters of credit. Pricing for the revolving credit facility is at LIBOR plus 2.25% at September 22, 2004.

In addition to the Facility, the Company has $300.0 million of outstanding senior notes bearing interest at 8.875%. The notes mature in 2008 and require semi-annual interest-only payments until maturity. Covenants require maintenance of a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the Facility or to make dividend payments. At September 22, 2004, the Company did not meet the minimum fixed coverage ratio of 2.25 to 1.0 and thus cannot incur additional indebtedness outside of the Facility or declare dividends until such time as the coverage ratio is met. On January 30, 2004, the Company’s Board of Directors suspended indefinitely the declaration of future quarterly dividends.

(K)	Income Taxes: The provision for income taxes reflects management’s best estimate of the effective tax rate expected for the fiscal year. The expected effective tax rate for continuing operations for both the first quarters of fiscal 2005 and 2004 was 34.9%. The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(L)	Reclassification: Certain prior year amounts may have been reclassified to conform to the current year’s presentation.

(M)	Employee Benefit Plans: The Company has a Management Security Plan (“MSP”), which is a non-qualified defined benefit plan providing death and retirement benefits to certain executives and members of management. The MSP plan is a non-funded contributory plan.

The Company also has a retiree medical plan which provides medical benefits to employees who terminate employment after attaining 55 years of age and ten years of full-time service with the Company. Employees terminating employment after attaining 55 years of age and completion of ten years of service continue to be eligible to participate in the plan, but those meeting the criteria subsequent to July 1, 2002 are assessed the full cost of coverage.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table sets forth the components of expense for the Company’s retirement plans for the 12 weeks ended September 22, 2004 and September 17, 2003:

	MSP	Retiree Medical
	2005	2004	2005	2004
Service cost	$164	439	—	—
Interest cost	953	931	279	329
Amortization of prior service cost	—	—	482	202
Recognized net actuarial loss	123	123	—	—
Participant contributions	(8)	(100)	—	—

Net periodic benefit expense	$1,232	1,393	761	531

(N)	Lease Liability on Closed Facilities: The Company accrues for the obligation related to closed facilities, including stores and warehouses, based on the present value of expected future rental payments, net of sublease income. The following amounts are included in accrued rent and lease liability on closed facilities, as of September 22, 2004:

	Total	2004 Restructure	2000 Restructure	2002 Texas Exit	Other
Balance at June 30, 2004	$213,310	9,973	102,386	59,806	41,145
Additions/adjustments	101,510	104,030	(1,111)	(918)	(491)
Utilization	(14,185)	(1,784)	(5,608)	(2,744)	(4,049)

Balance at September 22, 2004	300,635	112,219	95,667	56,144	36,605

Less current portion	(61,986)

Long-term portion	$238,649

The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. Included in the additions/adjustments for the 2004 Restructure is a charge of $77.5 million related to closure of the Raleigh and Sarasota warehouses. The utilization amount includes payments made for rent and related costs and the buyout of one lease. The current portion of the accrued balances is included in accrued rent on the Condensed Consolidated Balance Sheets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table details the activity for the period related to closed facilities. Subleased or assigned facilities are deducted from the number of facilities though the sublease may not fully cover the Company’s costs.

	Total	2004 Restructure	2000 Restructure	2002 Texas Exit	Other
Number of facilities at June 30, 2004	137	15	41	24	57
Added	23	23	—	—	—
Expired/terminated/bought out	(11)	(4)	(1)	—	(6)
Subleased/assigned	(6)	(6)	(1)	—	1

Number of facilities at September 22, 2004	143	28	39	24	52

(O)	Goodwill and Other Intangible Assets: Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment review during fiscal 2004, and concluded that no adjustments were necessary. The Company performed a subsequent impairment review during the first quarter of fiscal 2005 due to a decline in market capitalization and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in a non-cash impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

The goodwill impairment loss was determined by calculating the difference between: a) the Company’s implied fair value less the fair value of the net assets and b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy scripts. The balance, which is a component of Other assets, net on the Condensed Consolidated Balance Sheets, as of September 22, 2004 is as follows:

Other Intangible Assets
Other intangible assets	$8,072
Less: Accumulated amortization	(5,210)

Other intangible assets, net	$2,862

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Amortization expense for other intangible assets for the quarters ended September 22, 2004 and September 17, 2003 was $263 and $280, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 30, 2004 is as follows:

Amortization Expense
Remaining for fiscal 2005	877
Fiscal 2006	450
Fiscal 2007	144
Fiscal 2008	144
Fiscal 2009	144
Thereafter	1,103

$2,862

(P)	Impairment: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviewed the carrying amount of long-lived assets in its store locations in the first quarter of fiscal 2005. The Company estimated the future cash flows expected to result from continuing operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Accordingly, the Company determined that the related assets had been impaired. The Company measured the impairment and recorded an impairment charge of $0.9 million. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

During the first quarter of fiscal 2005, the Company reviewed its estimates of fair value associated with certain assets classified as held for sale. Management’s revised estimates of fair value indicated the need to impair the assets by $4.5 million. The impairment charge has been classified in loss from discontinued operations in the Condensed Consolidated Statement of Operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(Q)	Discontinued Operations and Restructuring: On April 23, 2004, the Company’s Board of Directors approved an asset rationalization plan, to be executed over a 12-month period from the announcement date. The asset rationalization plan detailed the plan to sell or close 45 unprofitable or poorly located stores within its core designated market areas (DMAs) and to exit the 16 non-core DMAs by sale or closure of 111 stores. In addition to retail locations, the plan contemplates the Company exiting three of its 14 distribution centers. The Company also undertook a comprehensive review of its manufacturing operations and determined that these operations are not fundamental to its core business of operating supermarkets. As a result, the plan provides for the sale of four of its seven manufacturing plants and the consolidation of two of its nine dairy operations. The Company will also continue to evaluate its remaining dairies and manufacturing operations.

In accordance with SFAS 144, the Company determined that certain elements of the announced plan meet the qualifications to be classified as discontinued operations. Other elements of the announced plan do not qualify and must remain as a component of continuing operations. The Company determined that all 156 stores and the Louisville, Kentucky distribution center identified in the plan for exit are components of the Company and qualify to be reported as discontinued operations in the Condensed Consolidated Statements of Operations. The Company determined that the dairy and manufacturing operations to be exited and the remaining two distribution centers do not qualify as discontinued operations. The exit of these dairy and manufacturing operations and these two distribution centers will not eliminate the cash outlay for warehousing and similar manufactured goods subsequent to disposal. The results of operations of these facilities remain in continuing operations. Costs incurred to dispose of the manufacturing and dairy operations and two distribution centers are classified primarily as restructuring costs.

The pre-tax loss from discontinued operations was $46.8 million for the first quarter of fiscal 2005 which includes a pre-tax loss on disposal of discontinued operations of $31.6 million related to employee termination costs, lease termination costs, and other location closing costs. Restructuring charges were $83.2 million for the first quarter of fiscal 2005 related to employee termination costs, lease termination costs, and other location closing costs.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following tables display the total costs of the asset rationalization plan incurred for the current quarter and plan to date, along with the range of expected costs:

Current Quarter :	Continuing Operations	Discontinued Operations		Incurred Current Quarter
	Restructuring	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$2,004	(118)	4,461	6,347
Inventory writedowns	—	—	1,091	1,091
Lease termination costs	77,508	26,662	—	104,170
Employee termination costs	3,099	2,775	—	5,874
Other location closing costs	595	2,312	—	2,907

Total	$83,206	31,631	5,552	120,389

Plan to date:	Continuing Operations	Discontinued Operations		Plan to Date	Total Expected
	Restruc- turing	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$8,793	(1,359)	26,361	33,795	28,000-53,000
Inventory writedowns	—	—	1,271	1,271	20,000-35,000
Lease termination costs	78,004	36,737	—	114,741	185,000-225,000
Employee termination costs	4,732	5,606	—	10,338	20,000-40,000
Other location closing costs	723	7,355	—	8,078	22,000-47,000

Total	$92,252	48,339	27,632	168,223	275,000-400,000

The following table summarizes the change in liability recorded for the plan to date:

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	5,610	4,763	847
Utilizations	(3,638)	(3,603)	(35)
Adjustments	(287)	(287)	—

Balance at September 22, 2004	$8,709	4,633	4,076

Employee termination costs and other location closing costs are included in accrued wages and salaries and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets. See Note N for a reconciliation of lease termination costs.

Net sales from discontinued operations were approximately $164.9 million and $249.8 million in the first quarter of fiscal 2005 and 2004, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Property, plant and equipment related to the operations detailed in the asset rationalization plan in the amount of $36.1 million pertaining to leasehold improvement and equipment has been classified as assets held for sale as of September 22, 2004.

(R)	Self-Insurance Losses and Recoveries: During the first quarter of fiscal 2005, three hurricanes, Charley, Frances and Ivan, caused inventory damage, property damage, power outages, and store closings in much of the Company’s operating area. The Company’s named windstorm insurance covers these types of losses as well as business interruption losses subject to an annual deductible of $10.0 million for the first named windstorm and $0.1 million for each additional named windstorm. For the three hurricanes, our total deductible is $10.2 million. Retail inventory losses are covered at the retail selling price. The excess of the retail selling price over the cost of the inventory is expected to substantially offset out-of-pocket costs, thereby resulting in no impact to net income for the first quarter of fiscal 2005. Losses related to inventory damage of $24.1 million and payroll and other related expenses of $7.0 million have been recognized during the first quarter and are classified as cost of goods sold and other operating and administrative expenses, respectively. Insurance recoveries of $31.1 million have been recognized during the quarter and are classified as income in the same line items as the losses described above. As of September 22, 2004, an insurance claim receivable of $31.1 million has been recorded as a current asset in the accompanying balance sheet. The Company is currently preparing its claim for business interruption and other loss coverage.

Subsequent to the first quarter of fiscal 2005, Hurricane Jeanne caused similar damage to a portion of the Company’s operating area. The Company is currently assessing the damages and preparing its insurance claims. The Company expects to be fully covered in excess of claims exceeding its deductible of $0.1 million for the storm.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(S)	Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1.0 billion in debt securities. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

12 Weeks ended September 22, 2004	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,162,522	1,174,087	—	2,336,609
Cost of sales	845,514	861,744	—	1,707,258

Gross profit	317,008	312,343	—	629,351
Other operating & administrative expenses	268,168	372,494	—	640,662
Restructuring and other non-recurring charges	498	82,708	—	83,206
Asset impairment charges	87,982	—		87,982

Operating loss	(39,640)	(142,859)	—	(182,499)
Equity in losses of consolidated subsidiaries	(122,450)	—	122,450	—
Interest expense, net	7,274	—	—	7,274

Loss before income taxes	(169,364)	(142,859)	122,450	(189,773)
Income tax benefit	(16,370)	(49,850)	—	(66,220)

Loss from continuing operations	(152,994)	(93,009)	122,450	(123,553)
Net loss from discontinued operations	(83)	(29,441)	—	(29,524)

Net loss	$(153,077)	(122,450)	122,450	(153,077)

12 Weeks ended September 17, 2003	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,166,880	1,251,900	—	2,418,780
Cost of sales	848,359	911,412	—	1,759,771

Gross profit	318,521	340,488	—	659,009
Other operating & administrative expenses	309,662	336,933	—	646,595

Operating income	8,859	3,555	—	12,414
Equity in losses of consolidated subsidiaries	(413)	—	413	—
Interest expense, net	4,311	—	—	4,311

Earnings before income taxes	4,135	3,555	413	8,103
Income tax expense	1,643	1,284	—	2,927

Earnings from continuing operations	2,492	2,271	413	5,176
Net (loss) earnings from discontinued operations	(1,247)	(2,684)	—	(3,931)

Net earnings (loss)	$1,245	(413)	413	1,245

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

September 22, 2004	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$292,656	593,700	—	886,356
Other current assets	237,947	209,316	—	447,263

Total current assets	530,603	803,016	—	1,333,619
Property, plant and equipment, net	419,347	453,489	—	872,836
Other non-current assets	262,505	95,850	—	358,355
Investments in and advances to/from subsidiaries	434,425	—	(434,425)	—

Total assets	$1,646,880	1,352,355	(434,425)	2,564,810

Accounts payable	$91,466	401,069	—	492,535
Other current liabilities	218,802	247,418	—	466,220

Total current liabilities	310,268	648,487	—	958,755
Long-term debt	300,554	—	—	300,554
Other non-current liabilities	269,774	269,443	—	539,217
Common stock of $1 par value	142,020	6,337	(6,337)	142,020
Retained earnings and other shareholders’ equity	624,264	428,088	(428,088)	624,264

Total liabilities and shareholders’ equity	$1,646,880	1,352,355	(434,425)	2,564,810

June 30, 2004	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$313,016	627,513	—	940,529
Other current assets	225,343	184,926	—	410,269

Total current assets	538,359	812,439	—	1,350,798
Property, plant and equipment, net	424,041	462,014	—	886,055
Other non-current assets	244,885	137,153	—	382,038
Investments in and advances to/from subsidiaries	550,993	—	(550,993)	—

Total assets	$1,758,278	1,411,606	(550,993)	2,618,891

Accounts payable	$101,947	409,496	—	511,443
Other current liabilities	201,010	226,413	—	427,423

Total current liabilities	302,957	635,909	—	938,866
Long-term debt	300,605	—		300,605
Other non-current liabilities	237,371	224,704		462,075
Common stock of $1 par value	142,028	6,337	(6,337)	142,028
Retained earnings and other shareholders’ equity	775,317	544,656	(544,656)	775,317

Total liabilities and shareholders’ equity	$1,758,278	1,411,606	(550,993)	2,618,891

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

12 Weeks ended September 22, 2004	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,033	(76,386)	—	19,647

Purchases of property, plant and equipment, net	(13,973)	(10,552)	—	(24,525)
Decrease in other assets	47,631	82,035	(116,568)	13,098

Net cash provided by (used in) investing activities	33,658	71,483	(116,568)	(11,427)

Principal payments on long-term debt	—	—	—	—
Dividends paid	(44)	—	—	(44)
Other	(122,274)	4,738	116,568	(968)

Net cash (used in) provided by financing activities	(122,318)	4,738	116,568	(1,012)

Increase (decrease) in cash and cash equivalents	7,373	(165)	—	7,208
Cash and cash equivalents at beginning of the year	49,909	6,909	—	56,818

Cash and cash equivalents at end of the period	$57,282	6,744	—	64,026

12 Weeks ended September 17, 2003	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$11,837	6,233	—	18,070

Purchases of property, plant and equipment, net	(18,714)	(18,961)	—	(37,675)
(Increase) decrease in other assets	(12,060)	2,215	10,833	988

Net cash used in investing activities	(30,774)	(16,746)	10,833	(36,687)

Principal payments on long-term debt	(37)	—	—	(37)
Dividends paid	(7,041)	—	—	(7,041)
Other	(309)	10,161	(10,833)	(981)

Net cash (used in) provided by financing activities	(7,387)	10,161	(10,833)	(8,059)

Decrease in cash and cash equivalents	(26,324)	(352)	—	(26,676)
Cash and cash equivalents at beginning of the year	120,111	7,404	—	127,515

Cash and cash equivalents at end of the period	$93,787	7,052	—	100,839

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(T)	Litigation: In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March 2004, two other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) relating to The Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and our former officers and directors who served from May 6, 2002 through the present. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing Winn-Dixie to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believes that all of these claims are without merit and intends to defend itself vigorously. For more information on these claims, see “Item 1: Legal Proceedings” contained in Part II of this report.

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

(U)	Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to anti-dilution limitations. Options to purchase 5,591,550 and 3,013,212 shares of common stock for the first quarter of fiscal 2005 and 2004, respectively, were not included in the computation of fully-diluted earnings per share since the exercise prices of such options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of the Company’s business strategies, all of which are subject to certain risks, and should be read in conjunction with the information contained in “Forward Looking Statements” below.

Executive Overview

We recorded a net loss from continuing operations for the quarter of $123.6 million or $0.88 per diluted share, which included a substantially non-cash restructuring charge of $83.2 million, $54.2 net of tax or $0.38 per diluted share, related to our asset rationalization plan, primarily lease termination costs. The net loss from continuing operations also includes a non-cash charge of $88.0 million, $59.6 million net of tax or $0.42 per diluted share, related almost exclusively to the impairment of goodwill.

Identical store sales declined as compared to the first quarter of fiscal 2004 by 3.8%. The decline continues to reflect factors that have impacted the last several quarters, notably increased competition through competitive store openings, general store conditions, inconsistent customer service, promotional activity by traditional supermarket competitors and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores. The decline in identical store sales also reflects a deterioration of identical store sales in areas of North and South Carolina and Northern Georgia. In addition, unique factors in the quarter that impacted identical store sales were an increase in sales as a result of customers’ preparation for three hurricanes and a decrease from the de-emphasis of promotional activities in the first fiscal quarter of 2005 as compared to the first quarter of fiscal 2004.

Our gross margin reflects a decline of 30 basis points as compared to the first quarter of fiscal 2004, but remained relatively unchanged with a 10 basis point improvement in the current quarter compared to the fourth quarter of fiscal 2004. The sequential improvement over the fourth quarter of fiscal 2004 continues to reflect a de-emphasis of certain aspects of our promotional program on advertised special offers, which began in the third quarter of fiscal 2004. The decline as compared to the first quarter of fiscal 2004 was due to a decline in rebates from vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. These rebates are based upon purchasing additional cases of vendors’ products. As sales have declined, the majority of these rebates have not been available to us.

Results of Operations

Continuing Operations

Net sales. Net sales for the 12 weeks ended September 22, 2004 were $2.3 billion, a decrease of $82.2 million, or 3.4%, compared to the 12 weeks ended September 17, 2003. Identical store sales for continuing operations locations, which include store enlargements and exclude the sales from stores that opened or closed during the period, decreased 3.8% for the quarter compared to the same quarter in fiscal 2004. Comparable store sales for continuing operations locations, which include replacement stores, decreased 3.7% for the quarter compared to the same quarter in fiscal 2004.

Identical store sales declined as compared to the first quarter of fiscal 2004 by 3.8%. The decline continues to reflect factors that have impacted the last several quarters, notably increased competition through competitive store openings, general store conditions, inconsistent customer service, promotional activity by traditional supermarket competitors and an increase in competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores. The decline in identical store sales also reflects a deterioration of identical store sales in areas of North and South Carolina and Northern Georgia. In addition, unique factors in the quarter that impacted identical store sales were an increase in sales as a result of customers’ preparation for three hurricanes and a decrease from the de-emphasis of promotional activities in the first fiscal quarter of 2005 as compared to the first quarter of fiscal 2004.

Based on projected Company store openings and our knowledge of competitor store opening plans, we expect competitive store openings to continue to negatively impact our sales for the foreseeable future.

Gross Profit on Sales. Gross profit on sales decreased $29.7 million for the quarter compared to the same quarter last year. As a percentage of sales, the gross margin for the current quarter and the corresponding quarter of fiscal 2004 was 26.9% and 27.2%, respectively.

Our gross margin reflects a decline of 30 basis points as compared to the first quarter of fiscal 2004, but remained relatively unchanged with a 10 basis point improvement in the current quarter compared to the fourth quarter of fiscal 2004. The sequential improvement over the fourth quarter of fiscal 2004 continues to reflect a de-emphasis of certain aspects of our promotional program on advertised special offers, which began in the third quarter of fiscal 2004. The decline as compared to the first quarter of fiscal 2004 was due to a decline in rebates from vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. These rebates are based upon purchasing additional cases of vendors’ products. As sales have declined, the majority of these rebates have not been available to us.

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased slightly for the current quarter as compared to the corresponding quarter in fiscal 2004. As a percentage of sales, other operating and administrative expenses for the current quarter and the corresponding quarter of the previous year were 27.4% and 26.7%, respectively.

The increase in operating and administrative expenses as a percentage of sales is due to our fixed expenses remaining relatively consistent over the prior year while sales have declined.

Goodwill Impairment. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. We performed our annual impairment review at during fiscal 2004, and concluded that there were no necessary adjustments. We performed a subsequent impairment review during the first quarter of fiscal 2005 due to a decline in market capitalization and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test, resulting in a non-cash impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

Asset Impairment Charges. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company reviewed the carrying amount of long-lived assets in its store locations in the first quarter of fiscal 2005. We estimated the future cash flows expected to result from continuing operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Accordingly, we determined that the related assets had been impaired. We measured the impairment and recorded an impairment charge of $0.9 million. We continually reevaluate our stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

Interest Expense. Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases. Interest expense for the quarter was $7.3 million compared to $4.3 million in the same quarter of the previous year. The increase in interest expense is primarily due to the difference between the stated rate on the senior notes and the rate in effect when interest rate swaps were in effect during the first quarter of fiscal 2004. The swaps were terminated during the third quarter of fiscal 2004.

Income Taxes. Income taxes on continuing operations have been accrued at an expected effective tax rate of 34.9% for both the first quarters of fiscal 2005 and 2004.

Net (Loss) Earnings from Continuing Operations. Net loss from continuing operations for the current quarter amounted to $123.6 million, or $0.88 per diluted share as compared to net earnings of $5.2 million, or $0.04 per diluted share for the corresponding quarter of the previous year.

Hurricane Losses and Insurance Recoveries

During the first quarter of fiscal 2005 three hurricanes, Charley, Frances and Ivan caused inventory damage, property damage, power outages, and store closings in much of our operating area. Our named windstorm insurance covers these types of losses as well as business interruption losses subject to an annual deductible of $10.0 million for the first named windstorm and $0.1 million for each additional named windstorm. For the three hurricanes, our total deductible is $10.2 million. Retail inventory losses are covered at the retail selling price. The excess of the retail selling price over the cost of the inventory is expected to substantially offset out-of-pocket costs, thereby resulting in no impact to net income for the first quarter of fiscal 2005. Losses related to inventory damage of $24.1 million and payroll and other related expenses of $7.0 million have been recognized during the first quarter and are classified as cost of goods sold and other operating and administrative expenses, respectively. Insurance recoveries of $31.1 million have been recognized during the quarter and are classified as income in the same line items as the losses described above. As of September 22, 2004, an insurance claim receivable of $31.1 million has been recorded as a current asset in the accompanying balance sheet. We are currently preparing our claim for business interruption and other loss coverage.

Subsequent to the first quarter of fiscal 2005, Hurricane Jeanne caused similar damage to a portion of our operating area. We are currently assessing the damages and preparing our insurance claims. We expect to be fully covered in excess of claims exceeding our deductible of $0.1 million for the storm.

Discontinued Operations and Restructuring

On April 23, 2004, our Board of Directors approved an asset rationalization plan, to be executed over a 12-month period from the announcement date. The asset rationalization plan detailed the plan to sell or close 45 unprofitable or poorly located stores within our core DMAs and to exit the 16 non-core DMAs by sale or closure of 111 stores. In addition to retail locations, the plan contemplates exiting three of our 14 distribution centers. We also undertook a comprehensive review of our manufacturing operations and determined that these operations are not fundamental to our core business of operating supermarkets. As a result, the plan provides for the sale of four of our seven manufacturing plants and the consolidation of two of our nine dairy operations. We will also continue to evaluate our remaining dairies and manufacturing operations.

During the current quarter we closed seven locations in the core DMA’s and closed 14 and sold two locations in non-core DMA’s. We also closed Greenville ice cream, sold Dixie Packers and closed the Raleigh and Sarasota distribution centers. To date, we have closed or sold 51 stores, three plants, and two distribution centers.

In accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we determined that certain elements of the announced plan meet the qualifications to be classified as discontinued operations. Other elements of the announced plan do not qualify and must remain as a component of continuing operations. We determined that all 156 stores and the Louisville, Kentucky distribution center identified in the plan for exit are components of the Company and qualify to be reported as discontinued operations in the Condensed Consolidated Statements of Operations. We determined that the dairy and manufacturing operations to be exited and the remaining two distribution centers do not qualify as discontinued operations. The exit of these dairy and manufacturing operations and these two distribution centers will not eliminate our cash outlay for warehousing and similar manufactured goods subsequent to disposal. The results of operations of these facilities remain in continuing operations. Costs incurred to dispose of the manufacturing and dairy operations and two distribution centers are classified primarily as restructuring costs.

The pre-tax loss from discontinued operations was $46.8 million for the first quarter of fiscal 2005, which includes a pre-tax loss on disposal of discontinued operations of $31.6 million related to employee termination costs, lease termination costs, and other location closing costs. Restructuring charges were $83.2 million for the first quarter of fiscal 2005, related to employee termination costs, lease termination costs, and other location closing costs.

The following tables display the total costs of the asset rationalization plan incurred for the current quarter and plan to date, along with the range of expected costs:

Current Quarter:	Continuing Operations	Discontinued Operations		Incurred Current Quarter
	Restructuring	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$2,004	(118)	4,461	6,347
Inventory writedowns	—	—	1,091	1,091
Lease termination costs	77,508	26,662	—	104,170
Employee termination costs	3,099	2,775	—	5,874
Other location closing costs	595	2,312	—	2,907

Total	$83,206	31,631	5,552	120,389

Plan to date:	Continuing Operations	Discontinued Operations		Plan to date	Total Expected
	Restruc- turing	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$8,793	(1,359)	26,361	33,795	28,000-53,000
Inventory writedowns	—	—	1,271	1,271	20,000-35,000
Lease termination costs	78,004	36,737	—	114,741	185,000-225,000
Employee termination costs	4,732	5,606	—	10,338	20,000-40,000
Other location closing costs	723	7,355	—	8,078	22,000-47,000

Total	$92,252	48,339	27,632	168,223	275,000-400,000

The following table summarizes the change in liability recorded for the plan year to date:

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	5,610	4,763	847
Utilizations	(3,638)	(3,603)	(35)
Adjustments	(287)	(287)	—

Balance at September 22, 2004	$8,709	4,633	4,076

Employee termination costs and other location closing costs are included in accrued wages and salaries and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets.

Net sales from discontinued operations were approximately $164.9 million and $249.8 million in the first quarter of fiscal 2005 and 2004, respectively.

Property, plant and equipment related to the operations detailed in the asset rationalization plan in the amount of $36.1 million pertaining to leasehold improvement and equipment are classified as assets held for sale as of September 22, 2004.

Liquidity and Capital Resources

As of September 22, 2004, our total liquidity was $452.5 million, which was comprised of $64.0 million in cash and cash equivalents and $388.5 million of net borrowing availability under the revolving credit facility as described below.

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data:

	12 Weeks Ended
	September 22, 2004	September 17, 2003
Cash provided by (used in):
Operating activities	$19,647	18,070
Investing activities	(11,427)	(36,687)
Financing activities	(1,012)	(8,059)

Cash provided by operations remained positive despite the net loss for the quarter, as a portion of the net loss was due to non-cash items related to the restructuring and goodwill and other asset impairment charges, along with reductions of inventory due to closure of two warehouses and the increase in sales due to hurricanes.

We require capital primarily for the implementation of our store upgrade program and investments in technology. We estimate that approximately two-thirds of the total projected capital investment in fiscal 2005 will be in these two areas, which includes support of our store upgrade program in the lead market and elsewhere. Capital expenditures totaled $24.5 million for the first quarter of fiscal 2005 compared to $37.7 million for the first quarter of fiscal 2004. We expect the level of capital expenditures for fiscal 2005 to be approximately $235.0 million, as compared to $203.6 million for fiscal 2004. Capital expenditures for new stores and major remodels are expected to be significantly less than the prior year as capital resources are used to support the store upgrade program.

During the first quarter of fiscal 2005, we received cash proceeds of $15.8 million from the sale of facilities, including inventory. Subsequent to the end of the quarter, we received $49.0 in payment of our fiscal 2004 income tax receivable.

We have a senior secured credit facility (the “Facility”) with a maximum borrowing capacity of $600.0 million. The Facility is secured by various assets including specified inventory, pharmacy accounts receivable, pharmacy scripts, and real estate. The borrowing capacity could be decreased due to reductions in inventory, asset disposals, reductions in appraisals, or other events. The Facility expires June 29, 2007, but contains provisions for possible renewal.

The following capitalized terms have specific meanings as defined in the Facility Agreement: Borrowing Base, Reserves, Excess Availability and Adjusted Excess Availability. Refer to the Facility agreement filed on a Current Report on Form 8-K on June 29, 2004, for a full description of their meaning.

The Facility provides for a $400.0 million revolving credit facility, which also includes certain letters of credit, and a separate $200.0 million standby letter of credit facility. The maximum Borrowing Base is $600.0 million which is reduced by Reserves, letters of credit issued under the Facility and borrowings to arrive at Excess Availability. Adjusted Excess Availability utilizes actual collateral balances as the Borrowing Base and is then reduced in a similar computation.

Covenants under the Facility restrict capital expenditures, dividends, new debt arrangements, and acquisitions and dispositions of subsidiaries. The covenants also require minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”). We must maintain a minimum Excess Availability of $100.0 million to avoid measurement of the minimum EBITDA covenant which, if not met, would reduce the borrowing capacity by $100.0 million. Additionally, Adjusted Excess Availability must exceed $75.0 million at all times. At September 22, 2004, Excess Availability and Adjusted Excess Availability were calculated to be $426.3 million and $479.9 million, respectively.

At September 22, 2004, we had letters of credit totaling $148.9 million issued under the Facility. $11.5 million of these are import letters of credit issued under the revolving credit facility, and $137.4 are workers’ compensation standby letters of credit issued under the standby letter of credit facility. Additionally, $17.0 million in letters of credit have been issued outside of the Facility for workers’ compensation and are secured by marketable securities valued at $19.4 million at September 22, 2004. We paid weighted-average commitment fees of 1.95% on the various outstanding letters of credit. Pricing for the revolving credit facility is at LIBOR plus 2.25% at September 22, 2004.

In addition to the Facility, we have $300.0 million of outstanding senior notes bearing interest at 8.875% per annum. The notes mature in 2008 and require interest-only payments semi-annually until maturity. Covenants require maintenance of a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the Facility or to make dividend payments. At September 22, 2004, we do not meet the minimum fixed coverage ratio of 2.25 to 1.0 and thus cannot incur additional indebtedness outside of the Facility or declare dividends until such time as the coverage ratio is met. On January 30, 2004, our Board of Directors suspended indefinitely the declaration of future quarterly dividends.

On January 30, 2004, Standard & Poor’s Rating Services lowered our corporate debt rating from BB to B and placed the rating on Credit Watch with negative implications. On July 29, 2004, Standard & Poor’s Rating Services affirmed our corporate debt rating of B and removed the credit watch. This rating still has a negative outlook. On July 8, 2004, Moody’s Investor Services lowered our senior implied ratings to B1 from Ba3 with a negative outlook. The change in the corporate debt ratings had no impact on covenants, pricing of our credit facility or the interest rate paid under the senior notes.

We believe that current cash on hand, available trade credit, available borrowings under the revolving credit facility, anticipated cash flow from operations, cash increases as a result of improvements in working capital and the sale of assets from the execution of the asset rationalization plan will be sufficient to fund our current operating and capital needs. Full implementation of our store upgrade program throughout the entire chain will require us either to produce improved operating results or to secure additional sources of capital. Further, in addition to our strategic initiatives, other investments that we believe will be necessary – such as increasing the pace of our major remodeling activity – will require either improved operating results or additional funding.

Impact of Inflation

Our primary costs, inventory and labor, increase with inflation. Recovery of these costs will come, if at all, from improved operating efficiencies, including improvements in merchandise procurement through improved gross profit margins, consistent with the competitive environment.

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

Merchandise cost. We receive various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. We classify such rebates as either a reduction of cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

We record promotional allowances as a reduction of cost of sales as they are earned. Promotional allowance recognition is determined in accordance with the terms of the underlying vendor agreement, the guidance set forth in EITF 02-16 and management’s conclusion that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require specific performance by us or time-based merchandising of vendor products. We recognize contractually obligated allowances as the specific performance criteria set forth in the contract are met or when time expires. In addition, we defer from recognition portions of promotional allowances that are contractually refundable to the vendor until realization is assured.

We measure and earn quantity discounts under merchandising agreements based on inventory purchases or sales volume levels. We receive the discounts from vendors upon achievement of certain performance measures. We recognize these performance-based rebates as a reduction of cost of sales based on a systematic and rational determination of the progress toward earning the rebate or refund. If the amounts are not probable and reasonably estimable, we recognize rebate income only upon achieving the performance measure.

Certain other allowances for new item introductions, or slotting fees, placement of the vendor’s products in our advertising, placement of vendor’s product in premier locations within our stores, and temporary reductions offered to customers on products in the stores reduce cost of sales as product is sold. If allowances have been earned as a result of completing the required performance, but the related inventory has not been sold, the allowances are recognized as reductions of inventory. Since we use the retail method of valuing inventory, average product turnover rates are used by management to determine the amount of product sold and ultimately the amount of fees reducing ending inventory.

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

Long-lived assets. We periodically evaluate the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We measure recoverability by comparing the carrying amount to the net undiscounted cash flows expected to be generated by the asset. We record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques.

With respect to owned property and equipment associated with closed stores, we adjust the value of the property and equipment to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions and changes in operating performance affect our judgments and estimates related to the expected useful lives of long-lived assets. As we assess the ongoing expected cash flows and carrying amounts of long-lived assets, these factors could cause us to recognize a material impairment charge.

Intangible assets and goodwill. We report intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at the time of adoption and establish a new method for testing goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). We determined that we are contained within one reporting unit and, as such, impairment is tested at the company level. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. Our judgments and estimates related to the evaluation of goodwill and intangibles with indefinite useful lives for impairment are affected by factors such as changes in economic conditions and changes in operating performance.

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

Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. We make adjustments for changes in estimates in the period in which the change becomes known. We reverse any excess store closing liability remaining upon settlement of the obligation in the period that such settlement is determined. We classify inventory write-downs in connection with store closings as cost of sales. We expense costs to transfer inventory and equipment from closed stores as incurred.

Changes in economic conditions affect our judgments and estimates related to store closing liabilities and may result in materially different amounts of expense.

Income taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward looking statements include, and may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes,” or “intends” and similar words and phrases.

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

These risks and uncertainties include, but are not limited to:

•	Our ability to execute our strategic initiatives, including our core market analysis and asset rationalization program, expense reduction, brand positioning, customer service and image makeovers, and our ability to fund these initiatives, particularly in light of current operating results, covenants contained in financing documents and the impact of changes in our debt ratings by nationally recognized rating agencies.

•	The success of our brand-related initiatives to increase sales and market share, particularly in light of eight consecutive quarters of sales declines. These initiatives are being tested and refined in a 92-store lead market. The lead market will not be fully implemented until March 2005. Given the size of the lead market and the implementation schedule, we do not anticipate recognizing any material financial benefit from the initiative in fiscal 2005. There can be no assurance of the success of the lead market or our ability to fund or execute a further rollout.

•	The success of our asset rationalization initiative, which is expected to result in restructuring charges and gains/losses from asset dispositions through April 2005. Cash savings from asset rationalization are dependent on identifying fair market value purchasers for non-core assets. Further, prior to full implementation of non-core asset sales, which may require several quarters to complete, certain of our markets may experience sales declines as a result of negative responses from our associates and/or increased competitor activity.

•	The success of our store upgrades, as implemented in our lead market and other targeted markets over time, in addressing store conditions that management believes are negatively impacting sales. Stores in need of remodeling are at risk of continuing sales erosion, particularly when they are competing with newer or better maintained competitor facilities. Management does not believe that store upgrades (at an average cost of $500,000 to

$800,000 per store) will fully address all necessary investments in facilities and that an acceleration of our major remodeling activity will be necessary in many core markets in the future (at a cost of $800,000 to $1.5 million per store).

•	Our ability to increase capital spending levels in the future. Management believes that projected capital spending levels in fiscal 2005 are less than those required to fully maintain our store base and other capital assets. We will need to increase capital spending in the future.

•	Our ability to maintain appropriate payment terms with our vendors. Vendor financing is a significant source of liquidity. To date, we have not experienced any significant restriction in credit terms; however, any significant restriction in terms would negatively impact our liquidity and financial flexibility.

•	Our ability to realize expected insurance recoveries related to recent hurricanes.

•	Our ability to effectively implement customer service programs, particularly to enhance product offerings and assortment and customer service in our retail stores. Effective procurement operations are necessary for us to achieve many aspects of our strategic vision, including high in-stock levels, product assortments meeting consumer demands and tailoring of store offerings to local tastes. Service levels in our retail stores, while improved from prior years, may not equal service levels at significant supermarket competitors. Consistent execution of our retail operations plan throughout our store base and customer acceptance of this improvement is necessary for the success of our customer service initiative. The customer service initiative must be executed effectively in order to enable central procurement and retail operations to fill these roles.

•	Our ability to achieve targeted expense reductions, some of which are subject to future risk of realization.

•	Our ability to effectively implement pricing and promotional programs. If sales do not increase in the future, we will need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our response to the entry of new competitors in our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitive grocery store openings in our markets significantly negatively impacted sales in fiscal 2004 and are expected to continue to do so in fiscal 2005. We will need to enhance our competitive rebuttal program to achieve enhanced identical store sales in the future.

•	Our ability to upgrade our information systems and successfully implement new technology. We are currently investing in new technology applications to handle core business processes, including inventory management, purchasing and retail labor scheduling. In order to compete effectively in our markets, we believe we must implement these systems successfully and develop a full set of technology tools to effectively support current and future business operations.

•	Our ability to predict with certainty the reserve for self-insurance due to the variability of such factors as claims experience, medical inflation, changes in legislation, and jury verdicts.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and the products we sell. Food safety and quality issues could involve expense and damage to our brand names.

•	Our ability to successfully resolve certain alleged class action lawsuits.

•	Our ability to recruit, retain and develop key management and employees.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations.

•	General business and economic conditions in our operating regions, particularly changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that are characteristic of the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit costs, such as increased health care and pension costs.

•	Changes in accounting standards and taxation requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We manage interest rate risk through the use of fixed and variable rate debt. From time to time, we enter into interest rate swaps to manage interest rate risk.

The following table presents the future principal amounts and related weighted-average interest rates expected on the Company’s existing long-term debt instruments. We have determined fair values based on quoted market prices as of September 22, 2004.

Expected Maturity Date

(Dollar amounts in thousands)

	2005	2006	2007	2008	Total	Fair Value
Long-term debt
Fixed rate	$280	276	278	300,000	300,834	$263,334
Average interest rate	9.40%	9.40%	9.40%	8.88%	8.88%

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

As required by Rule 13a-15 under the Exchange Act, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer along with the Company’s chief financial officer. Based upon that evaluation, these officers concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On February 3, 2004, a putative class action lawsuit was filed in the United States District Court for the Middle District of Florida against us and three of our present and former executive officers. This action purports to be brought on behalf of a class of purchasers of our common stock during the period from October 9, 2002, through and including January 29, 2004 (the “Class Period”). The complaint alleges claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint generally alleges that, during the Class Period, the defendants made false and misleading statements regarding our marketing and competitive situation, self-insurance reserves, impairment of assets and other matters. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. Subsequently, several similar putative class actions were filed asserting substantially the same claims, and some of these claims name a fourth executive officer as a defendant. By Order entered August 31, 2004, these various actions were consolidated as a single action styled In re: Winn-Dixie Stores, Inc. Securities Litigation, Civil Action No. 3:04-CV-71-J-HES-MCR, United States District Court for the Middle District of Florida, Jacksonville Division. We expect that plaintiffs in the consolidated action will file an amended and consolidated complaint that will assert most, if not all, of the claims asserted in the various individual actions. We believe that the claims of which we are currently aware are without merit and we intend to defend ourselves vigorously.

On March 17, 2004, two other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us, three of our present and former executive officers and certain employees who serve on the administrative committee that administers our Profit Sharing/401(k) Plan (the “Plan”). On April 22, 2004, another putative class action lawsuit was filed in the same court against the same defendants. The three complaints are nearly identical. The actions purport to be brought on behalf of a class consisting of the Plan and participants and beneficiaries under the Plan whose individual accounts held shares in the Winn-Dixie Stock Fund during the period from May 6, 2002, through and including January 29, 2004 (the “Class Period”). The complaints allege claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). More specifically, the complaints generally allege that, during the Class Period, the defendants breached their fiduciary duties to the Plan, its participants and its beneficiaries under ERISA by failing to exercise prudent discretion in deciding whether to sell Company stock to the Plan trustee for investment by the Plan, failing to provide timely, accurate and complete information to Plan participants, failing to adequately monitor and review Company stock performance as a prudent investment option, failing to manage Plan assets with reasonable care, skill, prudence and diligence and other matters. The complaints seek certification as a class action, a declaration that defendants violated fiduciary duties under ERISA, unspecified equitable and remedial damages, attorneys’ fees and costs, and other relief. By Order entered August 31, 2004, these three actions were consolidated as a single action styled In re: Winn-Dixie Stores, Inc. ERISA Litigation, Civil Action No. 3:04-CV-194-J-20HTS, United States District Court for the Middle District of Florida, Jacksonville, Division. We expect that plaintiffs in the consolidated action will file an amended and consolidated complaint that will assert most, if not all, of the claims asserted in the various individual actions. We believe that the claims of which we are currently aware are without merit and we intend to defend ourselves vigorously.

On or about July 23, 2004, attorneys representing a purported shareholder forwarded to our Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and our former officers and directors who served from May 6, 2002 through the present. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing Winn-Dixie to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. We believe that the claims of which we are currently aware are without merit and we intend to defend ourselves vigorously.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

On August 19, 2004, we furnished a Current Report on Form 8-K, including a press release announcing financial results for the quarter and fiscal year ended June 30, 2004.

On September 16, 2004, we furnished a Current Report on Form 8-K, including a press release announcing the retirement of A. Dano Davis and nomination of H. Jay Skelton to fill Mr. Davis’ seat on the Board.

On October 1, 2004, we furnished a Current Report on Form 8-K, including a press release providing an update on the impact of recent hurricanes and on liquidity as of the end of the first quarter of fiscal 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: October 25, 2004	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2004	/S/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.