Form 10-Q
period 2005-01-12
WINN DIXIE STORES INC
filed 2005-02-10
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 12, 2005

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

As of February 4, 2005, there were 142,156,319 shares outstanding of the registrant’s common stock, par value $1.00 per share.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 16 Weeks Ended
Amounts in thousands except per share data	January 12, 2005	January 7, 2004

Net sales	$3,075,633	3,228,118
Cost of sales, including warehouse and delivery expenses	2,264,446	2,408,848

Gross profit on sales	811,187	819,270
Other operating and administrative expenses	869,800	889,384
Impairment charges	8,102	29,502
Restructuring charges	1,888	—

Operating loss	(68,603)	(99,616)
Interest expense, net	10,765	8,923

Loss before income taxes	(79,368)	(108,539)
Income tax expense (benefit)	248,034	(42,795)

Net loss from continuing operations	(327,402)	(65,744)

Discontinued operations (Note R):
Loss from discontinued operations	(24,051)	(21,727)
Loss on disposal of discontinued operations	(31,004)	—
Income tax expense (benefit)	17,244	(7,931)

Net loss from discontinued operations	(72,299)	(13,796)

Net loss	$(399,701)	(79,540)

Basic loss per share:
Loss from continuing operations	$(2.33)	(0.47)
Loss from discontinued operations	(0.51)	(0.10)

Basic loss per share	$(2.84)	(0.57)

Diluted loss per share:
Loss from continuing operations	$(2.33)	(0.47)
Loss from discontinued operations	(0.51)	(0.10)

Diluted loss per share	$(2.84)	(0.57)

Dividends per share	$—	0.05

Weighted average common shares outstanding-basic	140,748	140,657

Weighted average common shares outstanding-diluted	140,748	140,657

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 28 Weeks Ended
Amounts in thousands except per share data	January 12, 2005	January 7, 2004

Net sales	$5,412,242	5,646,898
Cost of sales, including warehouse and delivery expenses	3,971,704	4,168,619

Gross profit on sales	1,440,538	1,478,279
Other operating and administrative expenses	1,510,462	1,535,979
Impairment charges	96,084	29,502
Restructuring charges	85,094	—

Operating loss	(251,102)	(87,202)
Interest expense, net	18,039	13,234

Loss before income taxes	(269,141)	(100,436)
Income tax expense (benefit)	181,814	(39,868)

Net loss from continuing operations	(450,955)	(60,568)

Discontinued operations (Note R):
Loss from discontinued operations	(39,188)	(27,917)
Loss on disposal of discontinued operations	(62,635)	—
Income tax benefit	—	(10,190)

Net loss from discontinued operations	(101,823)	(17,727)

Net loss	$(552,778)	(78,295)

Basic loss per share:
Loss from continuing operations	$(3.20)	(0.43)
Loss from discontinued operations	(0.73)	(0.13)

Basic loss per share	$(3.93)	(0.56)

Diluted loss per share:
Loss from continuing operations	$(3.20)	(0.43)
Loss from discontinued operations	(0.73)	(0.13)

Diluted loss per share	$(3.93)	(0.56)

Dividends per share	$—	0.10

Weighted average common shares outstanding-basic	140,738	140,645

Weighted average common shares outstanding-diluted	140,738	140,645

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	January 12, 2005	June 30, 2004
	(Unaudited)	(Note B)
ASSETS
Current Assets:
Cash and cash equivalents	$31,587	56,818
Marketable securities	19,440	19,275
Trade and other receivables, less allowance for doubtful items of $4,289 ($2,539 at June 30, 2004)	108,746	109,051
Insurance claims receivable	16,895	—
Income tax receivable	55,593	49,148
Merchandise inventories less LIFO reserve of $214,070 ($219,270 at June 30, 2004)	904,396	940,529
Prepaid expenses and other current assets	40,007	24,814
Assets held for sale	24,302	51,034
Deferred income taxes	—	100,129

Total current assets	1,200,966	1,350,798

Property, plant and equipment, net	878,787	886,055
Goodwill	—	87,112
Non-current deferred income taxes	—	139,089
Other assets, net	155,804	155,837

Total assets	$2,235,557	2,618,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	260	273
Current obligations under capital leases	2,753	2,616
Accounts payable	410,376	511,443
Reserve for insurance claims and self-insurance	98,904	97,952
Accrued wages and salaries	103,731	93,385
Accrued rent	122,194	109,727
Accrued expenses	127,376	123,470

Total current liabilities	865,594	938,866

Reserve for insurance claims and self-insurance	185,435	182,514
Long-term debt	300,429	300,605
Long-term borrowings under revolving credit facility	153,000	—
Obligations under capital leases	11,110	13,566
Defined benefit plan	69,777	68,827
Lease liability on closed facilities, net of current portion	250,403	160,214
Other liabilities	35,037	36,954

Total liabilities	1,870,785	1,701,546

Commitments and contingent liabilities (Notes K, N, O and U)
Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued and 142,168,096 shares outstanding at January 12, 2005 and 154,332,048 issued and 142,028,240 outstanding at June 30, 2004	142,168	142,028
Additional paid-in-capital	30,970	22,931
Retained earnings	203,110	755,888
Accumulated other comprehensive loss	(11,476)	(3,502)

Total shareholders’ equity	364,772	917,345

Total liabilities and shareholders’ equity	$2,235,557	2,618,891

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the 28 Weeks Ended
Dollar amounts in thousands	January 12, 2005	January 7, 2004
Cash flows from operating activities:
Net loss	$(552,778)	(78,295)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of facilities	(16,221)	—
Depreciation and amortization	81,225	92,176
Impairment charges	101,096	36,404
Deferred income taxes	237,647	13,830
Stock compensation plans	8,179	3,794
Change in operating assets and liabilities:
Trade and other receivables	(16,590)	(3,152)
Merchandise inventories	20,815	36,059
Prepaid expenses and other current assets	(8,460)	(7,675)
Accounts payable	(101,067)	(3,092)
Lease liability on closed facilities	102,632	(12,803)
Income taxes payable/receivable	(6,445)	(71,850)
Defined benefit plan	950	895
Reserve for insurance claims and self-insurance	3,874	29,856
Other accrued expenses	14,500	2,642

Net cash (used in) provided by operating activities	(130,643)	38,789

Cash flows from investing activities:
Purchases of property, plant and equipment	(84,069)	(93,385)
Increase in investments and other assets	(17,624)	(8,863)
Proceeds from sale of facilities including inventory	55,838	—
Marketable securities, net	(372)	(91)

Net cash used in investing activities	(46,227)	(102,339)

Cash flows from financing activities:
Gross borrowings on revolving credit facility	550,000	277,000
Gross repayments on revolving credit facility	(397,000)	(277,000)
Principal payments on long-term debt	(189)	(504)
Debt issuance cost	(380)	(2,503)
Principal payments on capital lease obligations	(1,356)	(2,019)
Dividends paid	—	(14,128)
Other	564	319

Net cash provided by (used in) financing activities	151,639	(18,835)

Decrease in cash and cash equivalents	(25,231)	(82,385)
Cash and cash equivalents at beginning of year	56,818	127,515

Cash and cash equivalents at end of period	$31,587	45,130

Supplemental cash flow information:
Interest paid	$15,870	16,392
Interest and dividends received	$352	1,325
Income taxes refunded (paid)	$49,404	(8,164)

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(A)	Liquidity and Capital Resources: During the first two quarters of fiscal 2005, the Company experienced a significant decline in liquidity. The primary reasons for the decline in liquidity, in addition to operating losses, were (1) as of the end of the first quarter, the failure to meet an earnings before interest, taxes, depreciation and amortization (“EBITDA”) test that reduced available borrowings under the revolving credit facility by $100 million, and (2) higher than desired inventory levels at the end of the second quarter and an $82.2 million decrease in accounts payable during the second quarter. High inventory levels, primarily in non-perishable items, were mainly the result of increased purchasing activity in the second quarter combined with lower than anticipated holiday sales. The same factors impacting inventory levels were also the primary reason for the decrease in accounts payable, as some inventory purchased and paid for earlier in the quarter was not sold during the Christmas and New Year’s holidays. The decrease in accounts payable was to a lesser extent attributable to the Company experiencing some tightening of credit terms during the second quarter. These negative factors were partially offset by asset sales of $40.0 million and the receipt of an income tax refund of $49.4 million, each of which occurred during the second quarter. While inventory levels at the end of the second quarter remained high, these levels decreased in the last four weeks of the quarter and continue to be reduced from the peak level.

As of January 12, 2005, total liquidity was $176.3 million, which was comprised of $31.6 million in cash and cash equivalents (including cash in stores and ATMs of $11.5 million) and $144.7 million of net borrowing availability under the revolving credit facility.

Subsequent to the end of the second quarter, the Company has taken actions to improve its liquidity position by (1) obtaining from its bank group a waiver of the EBITDA test in its revolving credit facility through June 29, 2005, thereby providing up to an additional $100 million of borrowing availability under that facility subject to Adjusted Excess Availability, as defined in the credit agreement, (supported by a requirement that the Company perfect the bank group’s security interest in assets with a requisite value on or before March 31, 2005), (2) planning sales initiatives to be introduced during the third quarter designed to increase sales and retail operating profit, (3) instituting new inventory management processes designed to improve inventory turnover, and (4) implementing other actions to improve short-term liquidity.

Assuming the successful implementation of the Company’s plans (as described in the preceding paragraph) and the continuation of vendor financing on current terms, management believes that current cash on hand, available trade credit, available borrowings under the revolving credit facility, cash expected to be generated as a result of improvements in working capital and the sales of assets will be sufficient to fund current operating and capital needs. In the longer term (beyond the end of this fiscal year), the Company will need to produce improved operating results, reduce expenses or secure additional sources of capital before it can expand the store upgrade

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

program beyond the existing lead markets or increase the scope and timing of full remodels. The Company’s liquidity is dependent upon the continuation of existing bank and vendor financing. A substantial restriction in or tightening of vendor credit terms or the continuation of the level of operating losses experienced in the second quarter could leave the Company with insufficient liquidity to operate its business.

(B)	Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 28 weeks ended January 12, 2005 are not necessarily indicative of the results that may be expected for the year ending June 29, 2005.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. (the “Company”) and subsidiaries annual report on Form 10-K for the fiscal year ended June 30, 2004. The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in ten states and the Bahama Islands. References to the “Company” include Winn-Dixie Stores, Inc. and all of its subsidiaries, collectively.

(C)	Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value.

(D)	Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and reported as a separate component of shareholders’ equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The Company has had no such declines in fair value resulting in charges to earnings. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(E)	Inventories: Inventories are stated at the lower of cost or market. The “dollar-value, link-chain” last-in, first-out (LIFO) method is used to determine the cost of approximately 85% of inventories consisting primarily of non-perishable merchandise in stores and distribution warehouses. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items of similar characteristics.

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

(F)	Revenue Recognition: The Company recognizes revenue at the point of sale for retail sales. Sales discounts are offered to customers at the point of sale as part of the Company’s Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of sale.

In addition, from time to time, the Company offers awards to customers in the form of sales discounts to be used on a future purchase based on an accumulation of points as part of its Customer Reward Card program. The obligation related to the award of a future sales discount is recognized as a reduction of sales based on a systematic and rational allocation of the cost of the award earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the award.

(G)	Cost of Sales: Cost of sales includes the cost of inventory sold during the period, net of discounts and allowances; purchasing costs; transportation costs including inbound freight and internal transfer costs; warehousing costs; receiving costs including inspection costs; and other costs of the Company’s distribution network. Advertising and promotional expenses are not considered a portion of cost of sales; instead these costs are classified as other operating and administrative expenses.

(H)	Vendor Allowances: The Company adopted the provisions of Emerging Issues Task Force (EITF) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) on a prospective basis during the third quarter of fiscal 2003.

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

(I)	LIFO: The Company recorded a LIFO benefit of $6.7 million and $2.9 million for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively, and $5.2 million and $1.4 million for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively. If the FIFO method of inventory valuation had been used, reported net loss would have been $6.7 million, or $0.05 per diluted share and $1.8 million, or $0.01 per share, higher for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively and $5.2 million, or $0.03 per share, and $0.9 million, or $0.00 per share, higher for the 28 weeks ended January 12, 2005 and January 7, 2004.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The LIFO inventory benefit of $6.7 million recognized for the 16 weeks ended January 12, 2005 is a result of estimated liquidations of prior LIFO layers due to a reduction in FIFO inventory carrying values from June 30, 2004 caused by the exit of stores and a distribution center included in discontinued operations. The $6.7 million LIFO benefit has been classified as a component of loss on disposal of discontinued operations.

The LIFO inventory benefit recognized for the 16 weeks ended January 7, 2004 is a result of estimated liquidation of prior LIFO layers of $4.3 million due to a reduction in FIFO inventory carrying values of $37.5 million from June 25, 2003.

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

(J)	Comprehensive Loss: Comprehensive loss differs from net loss due to changes in the fair value of the Company’s marketable securities and adjustments to the additional minimum pension liability. Comprehensive loss was $407.6 million, or $2.90 per diluted share, compared to comprehensive loss of $77.9 million, or $0.55 per diluted share, for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively. Comprehensive loss was $560.8 million, or $3.98 per diluted share, compared to comprehensive loss of $75.7 million, or $0.54 per diluted share, for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively.

(K)	Debt:

	January 12, 2005	June 30, 2004
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments and 10.0% of principal paid annually each October	$689	878
$400.0 million revolving credit facility, due June 2007	153,000
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	453,689	300,878
Less current portion	(260)	(273)

Long-term portion	$453,429	300,605

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company has a revolving credit facility (the “Facility”) with a maximum borrowing capacity of $600.0 million. The Facility is secured by substantially all assets of the Company. The borrowing base assets include specified inventory, pharmacy accounts receivable, pharmacy scripts, and real estate. In addition to the reductions described below, the borrowing capacity under the Facility could be decreased due to reductions in inventory, asset disposals, reductions in appraisals, or other events. The Facility expires June 29, 2007, but contains provisions for possible renewal.

The following capitalized terms have specific meanings as defined in the Facility agreement: Borrowing Base, Borrowing Base Assets, Reserves, Excess Availability and Adjusted Excess Availability. Refer to the Facility agreement filed on a Current Report on Form 8-K dated June 29, 2004, for a full description of their meaning.

The Facility provides for a $400.0 million revolving credit facility, which also includes certain letters of credit, and a separate $200.0 million standby letter of credit facility. The maximum Borrowing Base is $600.0 million, which is reduced by Reserves, letters of credit issued under the Facility and borrowings, resulting in Excess Availability. Adjusted Excess Availability utilizes actual collateral balances as the Borrowing Base and is then reduced in a similar computation.

Covenants under the Facility restrict capital expenditures, dividends, new debt arrangements, and acquisitions and dispositions of subsidiaries. The Company must maintain a minimum Excess Availability of $100.0 million to avoid measurement of the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) test which, if not met, reduces the borrowing capacity by $100.0 million. Since the end of the first quarter of fiscal 2005, the Company has not had the targeted level of EBITDA, thereby reducing the borrowing capacity by $100.0 million. On February 9, 2005, the Company obtained a waiver of the minimum EBITDA test through June 29, 2005 based on a requirement that the Company perfect the bank group’s security interest in assets with a requisite value on or before March 31, 2005. In the event that the advance rate on the net orderly liquidation basis of the perfected security interests is not at least $75 million, the bank group may, after March 31, 2005, establish additional Reserves to make up any shortfall. Additionally, Adjusted Excess Availability must exceed $75.0 million at all times to draw all $600 million under the Facility. Because Borrowing Base Assets were approximately $650 million at January 12, 2005, the Excess Availability covenant limited Company liquidity by approximately $25 million as of February 9, 2005. At January 12, 2005, Excess Availability and Adjusted Excess Availability were calculated to be $276.2 million and $324.3 million, respectively.

At January 12, 2005, the Company had $153.0 million of outstanding borrowings under the revolving line of credit. There were no borrowings on the revolving line of credit during the 12 weeks ended September 22, 2004. The average and peak

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

borrowings on the revolving line of credit during the 16 weeks ended January 12, 2005 were $71.1 million and $179.0 million, respectively. Interest on the revolving line of credit facility (5.75% at January 12, 2005) is based on LIBOR or the bank’s prime rate plus an applicable margin.

At January 12, 2005, the Company had letters of credit totaling $141.0 million issued under the Facility. Of the total, $2.3 million are import letters of credit issued under the revolving credit facility, and $138.7 million are workers’ compensation standby letters of credit issued under the standby letter of credit facility. The Company paid weighted-average commitment fees of 2.44% on the import and standby letters of credit. Additionally, $17.0 million in letters of credit have been issued outside of the Facility for workers’ compensation and are secured by marketable securities valued at $19.4 million at January 12, 2005. Availability under the standby letter of credit facility, net of Reserves, is $30.1 million at January 12, 2005.

In addition to the Facility, the Company has $300.0 million of outstanding senior notes bearing interest at 8.875%. The notes mature in 2008 and require semi-annual interest-only payments until maturity. Covenants require maintenance of a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the Facility or to make dividend payments. At January 12, 2005, the Company did not meet the minimum fixed charge coverage ratio of 2.25 to 1.0 and thus cannot incur additional indebtedness outside of the Facility or declare dividends until such time as the coverage ratio is met. On January 30, 2004, the Company’s Board of Directors suspended indefinitely the declaration of future quarterly dividends.

(L)	Income Taxes: The Company evaluated, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, the realization of its net deferred tax assets during the second quarter of fiscal 2005. As a result of cumulative losses experienced in the current fiscal year and the most recent two fiscal years, due primarily to operating losses, significant restructuring, impairment and discontinued operations disposal costs, the Company determined that it was more likely than not that its net deferred tax assets will not be realized. The Company determined it was appropriate to record a full valuation allowance for its net deferred tax assets. A valuation allowance of $314.4 million has been recognized during the second quarter of fiscal 2005.

The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An ongoing pattern of profitability would generally be considered as sufficient positive evidence. In future periods, earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(M)	Reclassifications and Revisions: We have revised the balance sheet presentation to state additional paid-in-capital separately from retained earnings. Certain prior year amounts may have been reclassified to conform to the current year’s presentation.

(N)	Employee Benefit Plans: The Company has a Management Security Plan (“MSP”), which is a non-qualified defined benefit plan providing death and retirement benefits to certain executives and members of management. The MSP plan is a non-funded contributory plan.

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

The following represents the components of expense for the Company’s retirement plans:

	MSP		Retiree Medical
	16 weeks ended		16 weeks ended
	Jan. 12, 2005	Jan. 7, 2004	Jan. 12, 2005	Jan. 7, 2004
Service cost	$219	586	—	—
Interest cost	1,271	1,241	372	438
Amortization of prior service cost	—	—	643	270
Recognized net actuarial loss	164	164	—	—
Participant contributions	(17)	(108)	—	—

Net periodic benefit expense	$1,637	1,883	1,015	708

	MSP		Retiree Medical
	28 weeks ended		28 weeks ended
	Jan. 12, 2005	Jan. 7, 2004	Jan. 12, 2005	Jan. 7, 2004
Service cost	$383	1,025	—	—
Interest cost	2,224	2,172	652	767
Amortization of prior service cost	—	—	1,124	472
Recognized net actuarial loss	287	287	—	—
Participant contributions	(25)	(208)	—	—

Net periodic benefit expense	$2,869	3,276	1,776	1,239

(O)	Lease Liability on Closed Facilities: The Company accrues for the obligation related to closed facilities, including stores and warehouses, based on the present value of expected future rental payments, net of expected sublease income. The following amounts are included in accrued rent and lease liability on closed facilities, as of January 12, 2005:

	Total	2004 Restructure	2000 Restructure	2002 Texas Exit	Other
Balance at June 30, 2004	$213,310	9,973	102,386	59,806	41,145
Additions/adjustments	141,625	140,384	(1,281)	1,719	803
Utilization	(38,993)	(11,754)	(11,633)	(6,593)	(9,013)

Balance at January 12, 2005	315,942	138,603	89,472	54,932	32,935

Less current portion	(65,539)

Long-term portion	$250,403

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The additions/adjustments amount includes the effect on earnings from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. Included in the additions/adjustments for the 2004 Restructure is a charge of $77.5 million related to closure of the Raleigh and Sarasota warehouses and $62.8 million related primarily to the closure of stores included in the asset rationalization plan. The utilization amount includes payments made for rent and related costs and the buyout of two leases. The current portion of the accrued balances is included in accrued rent on the Condensed Consolidated Balance Sheets.

The following table details the activity for the period related to closed facilities. Subleased or assigned facilities are deducted from the number of facilities though the sublease may not fully cover the Company’s costs.

	Total	2004 Restructure	2000 Restructure	2002 Texas Exit	Other
Number of facilities at June 30, 2004	137	15	41	24	57
Added	99	95	—	1	3
Expired/terminated/bought out	(29)	(7)	(3)	—	(19)
Subleased/assigned	(61)	(59)	(4)	—	2

Number of facilities at January 12, 2005	146	44	34	25	43

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(P)	Goodwill and Other Intangible Assets: Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment review during fiscal 2004, and concluded that no adjustments were necessary. The Company performed a subsequent impairment review during the first quarter of fiscal 2005 due to a decline in market capitalization and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in a non-cash impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

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

Other intangible assets consist of a non-compete fee and the cost of purchasing pharmacy scripts. The balance, which is a component of Other assets, net, on the Condensed Consolidated Balance Sheets, as of January 12, 2005 is as follows:

Other Intangible Assets
Other intangible assets	$7,560
Less: Accumulated amortization	(5,434)

Other intangible assets, net	$2,126

Amortization expense for other intangible assets was $313 and $368 for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively, and $576 and $647 for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively. The estimated remaining amortization expense for each of the fiscal years subsequent to June 30, 2004 is as follows:

Amortization Expense
Remaining for Fiscal 2005	531
Fiscal 2006	487
Fiscal 2007	154
Fiscal 2008	154
Fiscal 2009	107
Thereafter	693

$2,126

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(Q)	Impairment: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviewed the carrying amount of long-lived assets in its store locations in the first and second quarters of fiscal 2005. The Company estimated the future cash flows expected to result from continuing operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Accordingly, the Company determined that the related assets had been impaired. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. Impairment charges of $8.1 million and $9.0 million were recognized during the 16 and 28 weeks ended January 12, 2005, respectively, related to continuing operations.

The Company reviewed its estimates of fair value associated with certain assets classified as held for sale. Management’s revised estimates of fair value indicated the need to impair the assets. Impairment charges of $0.5 million and $5.0 million were recognized during the 16 and 28 weeks ended January 12, 2005, respectively, related to discontinued operations. The impairment charge is classified in loss from discontinued operations in the Condensed Consolidated Statements of Operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(R)	Discontinued Operations and Restructuring: On April 23, 2004, the Company’s Board of Directors approved an asset rationalization plan, to be executed over a 12-month period from the announcement date. The asset rationalization plan detailed the plan to sell or close 45 unprofitable or poorly located stores within its core designated market areas (DMAs) and to exit the 16 non-core DMAs by sale or closure of 111 stores. In addition to retail locations, the plan contemplated the Company exiting three of its 14 distribution centers. The Company also undertook a comprehensive review of its manufacturing operations and determined that these operations are not fundamental to its core business of operating supermarkets. As a result, the plan provided for the sale of four of its seven manufacturing plants and the consolidation of two of its nine dairy operations. Consistent with the Company’s prior determination that all of its manufacturing facilities are non-core businesses, the Company has initiated marketing for sale its dairy operations, beverage bottling plant and all other manufacturing facilities not included in the asset rationalization plan. Upon Board of Directors approval and commitment to a plan of sale, the assets of these facilities will be accounted for as held for sale in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.

As of January 12, 2005 the Company had subleased, assigned or sold 57 stores and closed 59 stores. The three distribution centers, the Greenville ice cream plant and the Miami dairy have closed. The Dixie Packers manufacturing plant was sold. Subsequent to the end of the second quarter, the Crackin’ Good Bakery and Snacks operations were sold.

In accordance with SFAS 144, the Company determined that certain elements of the announced plan meet the qualifications to be classified as discontinued operations. Other elements of the announced plan do not qualify and must remain in continuing operations. The Company determined that all 156 stores and the Louisville, Kentucky distribution center identified in the plan for exit are components of a business and are therefore reported as discontinued operations in the Condensed Consolidated Statements of Operations.

Each store is considered to be a component of a business as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. To determine if a location is includable in discontinued operations, the Company conducted an analysis of the stores in close proximity of other Winn-Dixie stores and other surrounding competitors and determined that the operations and cash flows of the component have been (or will be) eliminated from the Company’s ongoing operations and that cash inflows of remaining stores are not expected to increase as a result of the disposal transaction.

The Company determined that the dairy and manufacturing operations to be exited and the remaining two distribution centers did not qualify as discontinued operations. The exit of these dairy and manufacturing operations and these two distribution

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

centers will not eliminate the cash outlay for warehousing and similar manufactured goods subsequent to disposal. The results of operations of these facilities remain in continuing operations. Costs incurred to dispose of the manufacturing and dairy operations and two distribution centers are classified primarily as restructuring costs.

The pre-tax loss from discontinued operations was $55.1 million and $101.8 million for the 16 and 28 weeks ended January 12, 2005, respectively, which includes a pre-tax loss on disposal of discontinued operations of $31.0 million and $62.6 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring charges were $1.9 million and $85.1 million for the 16 and 28 weeks ended January 12, 2005, respectively, related to employee termination costs, lease termination costs, and other location closing costs.

The total costs of the plan are expected to be incurred by the end of the third quarter of fiscal 2005. Although lease liability on closed facilities will be expensed within this timeframe, the rent payments will continue through lease termination. The following tables display the total costs of the asset rationalization plan incurred for the 16 weeks ended January 12, 2005 and since inception of the plan, along with an updated range of total expected costs:

16 weeks ended January 12, 2005:	Continuing Operations	Discontinued Operations		Incurred Current Quarter
	Restructuring	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$138	(10,823)	552	(10,133)
Inventory writedowns	—	—	3,237	3,237
LIFO liquidation	—	(6,700)	—	(6,700)
Lease termination costs	7	31,922	—	31,929
Employee termination costs	430	7,618	—	8,048
Other location closing costs	1,313	8,987	—	10,300

Total	$1,888	31,004	3,789	36,681

Plan to January 12, 2005:	Continuing Operations	Discontinued Operations		Plan to Date	Total Expected
	Restruc- turing	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$8,931	(12,182)	26,913	23,662	21,500-24,500
Inventory writedowns	—	—	4,508	4,508	4,200-6,200
LIFO liquidation	—	(6,700)	—	(6,700)	(6,700)
Lease termination costs	78,011	68,659	—	146,670	165,000-185,000
Employee termination costs	5,162	13,224	—	18,386	21,000-25,000
Other location closing costs	2,036	16,342	—	18,378	25,000-31,000

Total	$94,140	79,343	31,421	204,904	230,000-265,000

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table summarizes the change in liability recorded for the plan to January 12, 2005:

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	16,437	13,416	3,021
Utilizations	(15,986)	(11,650)	(4,336)
Adjustments	(1,776)	(1,776)	—

Balance at January 12, 2005	$5,699	3,750	1,949

Employee termination costs and other location closing costs are included in accrued wages and salaries and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets. See Note O for a reconciliation of lease termination costs.

Net sales from discontinued operations were $104.4 million and $332.9 million for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively, and were $269.3 million and $582.7 million for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively.

Property, plant and equipment related to the operations detailed in the asset rationalization plan in the amount of $21.4 million pertaining to leasehold improvements and equipment has been classified as assets held for sale as of January 12, 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(S)	Hurricane Losses and Insurance Recoveries: During the 28 weeks ended January 12, 2005, four hurricanes, Charley, Frances, Ivan and Jeanne, caused inventory damage, property damage, power outages, and store closings in much of the Company’s operating area. The Company’s named windstorm insurance covers these types of losses as well as business interruption losses subject to an annual deductible of $10.0 million for the first named windstorm and $0.1 million for each additional named windstorm. For the four hurricanes, the Company’s total deductible was $10.3 million. Retail inventory losses are covered at the retail selling price. The excess of the retail selling price over the cost of the inventory is expected to substantially offset out-of-pocket costs, thereby resulting in no impact to net income. Losses related to inventory damage of $34.0 million and payroll and other related expenses of $18.1 million have been recognized during the 28 weeks ended January 12, 2005 and are classified as cost of sales and other operating and administrative expenses, respectively. Insurance recoveries of $52.1 million have been recognized during the 28 weeks ended January 12, 2005 and are classified as income in the same line items as the losses described above. The Company has received approximately $35.3 million related to initial advances on the claim. As of January 12, 2005, an insurance claim receivable of $16.9 million has been recorded as a current asset in the accompanying balance sheet. The Company is currently preparing its claim for business interruption and other loss coverage.

(T)	Guarantor Subsidiaries: During the second quarter of fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1.0 billion in debt securities. The Company is not currently permitted to issue these debt securities under the terms of its senior notes. The debt securities may be jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

16 Weeks ended January 12, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,526,334	1,549,299	—	3,075,633
Cost of sales	1,117,280	1,147,166	—	2,264,446

Gross profit	409,054	402,133	—	811,187
Other operating & administrative expenses	429,007	440,793	—	869,800
Restructuring and other non-recurring charges	210	1,678	—	1,888
Asset impairment charges	8,102	—	—	8,102

Operating loss	(28,265)	(40,338)	—	(68,603)
Equity in losses of consolidated subsidiaries	(284,218)	—	284,218	—
Interest expense, net	10,734	31	—	10,765

Loss before income taxes	(323,217)	(40,369)	284,218	(79,368)
Income tax expense	74,408	173,626	—	248,034

Loss from continuing operations	(397,625)	(213,995)	284,218	(327,402)
Net loss from discontinued operations	(2,076)	(70,223)	—	(72,299)

Net loss	$(399,701)	(284,218)	284,218	(399,701)

16 Weeks ended January 7, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,612,703	1,615,415	—	3,228,118
Cost of sales	1,203,222	1,205,626	—	2,408,848

Gross profit	409,481	409,789	—	819,270
Other operating & administrative expenses	440,116	449,268	—	889,384
Asset impairment charge	10,849	18,653	—	29,502

Operating loss	(41,484)	(58,132)	—	(99,616)
Equity in losses of consolidated subsidiaries	(49,861)	—	49,861	—
Interest expense, net	8,923	—	—	8,923

Loss before income taxes	(100,268)	(58,132)	49,861	(108,539)
Income tax benefit	(19,846)	(22,949)	—	(42,795)

Loss from continuing operations	(80,422)	(35,183)	49,861	(65,744)
Net earnings (loss) from discontinued operations	882	(14,678)	—	(13,796)

Net loss	$(79,540)	(49,861)	49,861	(79,540)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

28 Weeks ended January 12, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,688,856	2,723,386	—	5,412,242
Cost of sales	1,962,794	2,008,910	—	3,971,704

Gross profit	726,062	714,476	—	1,440,538
Other operating & administrative expenses	697,175	813,287	—	1,510,462
Restructuring and other non-recurring charges	708	84,386	—	85,094
Asset impairment charges	96,084	—	—	96,084

Operating loss	(67,905)	(183,197)	—	(251,102)
Equity in losses of consolidated subsidiaries	(406,668)	—	406,668	—
Interest expense, net	18,008	31	—	18,039

Loss before income taxes	(492,581)	(183,228)	406,668	(269,141)
Income tax expense	58,038	123,776	—	181,814

Loss from continuing operations	(550,619)	(307,004)	406,668	(450,955)
Net loss from discontinued operations	(2,159)	(99,664)	—	(101,823)

Net loss	$(552,778)	(406,668)	406,668	(552,778)

28 Weeks ended January 7, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,779,583	2,867,315	—	5,646,898
Cost of sales	2,051,581	2,117,038	—	4,168,619

Gross profit	728,002	750,277	—	1,478,279
Other operating & administrative expenses	749,778	786,201	—	1,535,979
Asset impairment charge	10,849	18,653	—	29,502

Operating loss	(32,625)	(54,577)	—	(87,202)
Equity in losses of consolidated subsidiaries	(50,274)	—	50,274	—
Interest expense, net	13,234	—	—	13,234

Loss before income taxes	(96,133)	(54,577)	50,274	(100,436)
Income tax benefit	(18,203)	(21,665)	—	(39,868)

Loss from continuing operations	(77,930)	(32,912)	50,274	(60,568)
Net loss from discontinued operations	(365)	(17,362)	—	(17,727)

Net loss	$(78,295)	(50,274)	50,274	(78,295)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

January 12, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$308,714	595,682	—	904,396
Other current assets	144,999	151,571	—	296,570

Total current assets	453,713	747,253	—	1,200,966
Property, plant and equipment, net	424,673	454,114	—	878,787
Other non-current assets	137,200	18,604	—	155,804
Investments in and advances to/from subsidiaries	365,555	—	(365,555)	—

Total assets	$1,381,141	1,219,971	(365,555)	2,235,557

Accounts payable	$101,060	309,316	—	410,376
Other current liabilities	217,953	237,265	—	455,218

Total current liabilities	319,013	546,581	—	865,594
Long-term debt	453,429	—	—	453,429
Other non-current liabilities	243,927	307,835	—	551,762
Common stock of $1 par value	142,168	6,334	(6,334)	142,168
Retained earnings and other shareholders’ equity	222,604	359,221	(359,221)	222,604

Total liabilities and shareholders’ equity	$1,381,141	1,219,971	(365,555)	2,235,557

June 30, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$313,016	627,513	—	940,529
Other current assets	225,343	184,926	—	410,269

Total current assets	538,359	812,439	—	1,350,798
Property, plant and equipment, net	424,041	462,014	—	886,055
Other non-current assets	244,885	137,153	—	382,038
Investments in and advances to/from subsidiaries	550,993	—	(550,993)	—

Total assets	$1,758,278	1,411,606	(550,993)	2,618,891

Accounts payable	$101,947	409,496	—	511,443
Other current liabilities	201,010	226,413	—	427,423

Total current liabilities	302,957	635,909	—	938,866
Long-term debt	300,605	—	—	300,605
Other non-current liabilities	237,371	224,704	—	462,075
Common stock of $1 par value	142,028	6,337	(6,337)	142,028
Retained earnings and other shareholders’ equity	775,317	544,656	(544,656)	775,317

Total liabilities and shareholders’ equity	$1,758,278	1,411,606	(550,993)	2,618,891

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

28 Weeks ended January 12, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$220,348	(350,991)	—	(130,643)

Purchases of property, plant and equipment, net	(33,711)	(50,358)	—	(84,069)
Decrease in other assets	123,623	99,657	(185,438)	37,842

Net cash provided by (used in) investing activities	89,912	49,299	(185,438)	(46,227)

Principal payments on long-term debt	(189)	—	—	(189)
Other	55,647	(89,257)	185,438	151,828

Net cash provided by (used in) financing activities	55,458	(89,257)	185,438	151,639

Increase (decrease) in cash and cash equivalents	365,718	(390,949)	—	(25,231)
Cash and cash equivalents at beginning of the year	49,909	6,909	—	56,818

Cash and cash equivalents at end of the period	$415,627	(384,040)	—	31,587

28 Weeks ended January 7, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(56,974)	95,763	—	38,789

Purchases of property, plant and equipment, net	(49,804)	(43,581)	—	(93,385)
Decrease (increase) in other assets	41,014	(92,126)	42,158	(8,954)

Net cash used in investing activities	(8,790)	(135,707)	42,158	(102,339)

Principal payments on long-term debt	(14,128)	—	—	(14,128)
Dividends paid	(504)	—	—	(504)
Other	(1,705)	39,660	(42,158)	(4,203)

Net cash (used in) provided by financing activities	(16,337)	39,660	(42,158)	(18,835)

Decrease in cash and cash equivalents	(82,101)	(284)	—	(82,385)
Cash and cash equivalents at beginning of the year	120,111	7,404	—	127,515

Cash and cash equivalents at end of the period	$38,010	7,120	—	45,130

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

All costs incurred by the Company’s headquarters that are not specifically identifiable to a subsidiary are allocated to each subsidiary based on its relative size. Taxes payable and deferred taxes are obligations of the Company. Expenses and benefits related to both current and deferred income taxes are allocated to each subsidiary based on each subsidiary’s effective tax rate.

If the guarantor subsidiaries operated on a stand-alone basis, their expenses may or may not have been higher were it not for the related-party transactions and the headquarters functions described above.

(U)	Litigation: In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March 2004, two other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) relating to The Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and its former officers and directors who served from May 6, 2002 through the present. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believes that all of these claims are without merit and intends to defend itself vigorously. For more information on these claims, see “Item 1: Legal Proceedings” contained in Part II of this report.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

(V)	Earnings Per Share: Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to anti-dilution limitations. Diluted earnings per share excludes anti-dilutive stock options of 5,455,134 and 3,507,809 as of January 12, 2005 and January 7, 2004, respectively.

(W)	Interest Expense: The following describes the components of interest expense, net in the accompanying statements of operations:

	16 weeks ended		28 weeks ended
	Jan. 12, 2005	Jan. 7, 2004	Jan. 12, 2005	Jan. 7, 2004
Interest expense	11,786	9,962	19,692	15,521
Capitalized interest	(713)	(511)	(1,002)	(1,178)
Interest income	(308)	(528)	(651)	(1,109)

Interest expense, net	10,765	8,923	18,039	13,234

(X)	New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. Under SFAS 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for quarters beginning after June 15, 2005. The Company currently recognizes compensation expense at fair value for share-based payment awards in accordance with SFAS 123 and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in quarters beginning after June 15, 2005. The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

When multiple factors are provided as the explanation for business results, we quantify the approximate impact of each factor to the extent it is practicable for us to do so.

Executive Overview of Results for the 16 Weeks Ended January 12, 2005 (the “second quarter”)

We experienced a net loss from continuing operations for the second quarter of $327.4 million, or $2.33 per diluted share. The net loss included non-cash income tax expense of $248.0 million related to the recognition of a valuation allowance on our net deferred tax assets and $10.0 million related to asset impairment and restructuring charges.

Identical store sales for the second quarter declined by 4.9% as compared to the second quarter of the prior year. The decline was due primarily to a decline in customer count (measured by the number of in-store sales transactions). We believe the decline in customer count was primarily attributable to the competitive factors that have impacted our sales over the last several quarters, most notably competitor store openings in our operating areas (which in the second quarter increased from levels in recent prior quarters), conditions in our stores and competitor pricing and promotional activity. We experienced sales during the Christmas and New Year’s selling period approximately 8% lower than the corresponding period in the prior year.

Our gross margin for the second quarter was 26.4%, an increase of 100 basis points as compared to the second quarter of the prior year but a decrease of 50 basis points as compared to the first quarter of fiscal 2005. The decline in margin rate as compared to the first quarter of fiscal 2005 was due primarily to increased inventory shrinkage, which was responsible for approximately 30 basis points of the decrease. The increased shrinkage primarily occurred in perishable items. Inventory shrinkage is due to spoilage, breakage and other inventory losses. Our gross margin of 25.4% in the second quarter of the prior year was affected by actions taken by us in that quarter to introduce a new “shelf” pricing program that lowered prices on core basket items while at the same time maintaining an aggressive price-related promotional program on advertised special offers. Over the past year we have de-emphasized certain aspects of our promotional program on advertised special offers, resulting in increased margins from the low realized in the second quarter of last year.

As of the end of the second quarter, our total liquidity was $176.3 million, as compared to $448.5 million of total liquidity at the beginning of this fiscal year. The primary reasons for the decline in liquidity, in addition to operating losses, were (1) as of the end of the first quarter, the failure to meet an EBITDA (earnings before interest, taxes, depreciation and amortization) test that reduced available borrowings under our revolving credit facility by $100 million, and (2) higher than desired inventory levels at the end of the second quarter and an $82.2 million decrease in accounts payable during the second quarter. High inventory levels, primarily in non-perishable items, were mainly the result of increased purchasing activity in the second quarter combined with lower than anticipated holiday sales. The same factors impacting inventory levels were also the primary reason for the decrease in accounts payable, as some inventory purchased and paid for earlier in the quarter was not sold during the Christmas and New Year’s holidays. The decrease in accounts payable was to a lesser extent attributable to our experiencing some tightening of credit terms during the second quarter. These negative factors were partially offset by asset sales of $40.0 million and the receipt of an income tax refund of $49.4 million, each of which occurred during the second quarter. While inventory levels at the end of the second quarter remained high, these levels decreased in the last four weeks of the quarter and continue to be reduced from the peak level.

Subsequent to the end of the second quarter, we have acted to improve our liquidity position by (1) obtaining from our bank group a waiver of the EBITDA test in our revolving credit facility through June 29, 2005, thereby restoring up to $100 million of borrowing availability under that facility subject to Adjusted Excess Availability, as defined in the credit agreement, (supported by a requirement that we perfect the bank group’s security interest in assets with a requisite value on or before March 31, 2005) and (2) monetizing certain insurance-related assets for an approximately $39 million cash surrender value. The positive impact to liquidity of these and other actions, as well as the receipt subsequent to the end of the second quarter of an approximately $19 million income tax refund, were partially offset by operating losses incurred subsequent to the end of the quarter. As a result of the foregoing, our estimated net borrowing availability under our revolving credit agreement on February 9, 2005 was $275 million.

We have planned sales initiatives to be introduced during the third quarter designed to increase sales and retail operating profit. Additionally, in the third quarter we will continue to implement our new inventory management processes to improve inventory turnover. Assuming the successful implementation of these plans and the continuation of vendor financing on current terms, we believe that our current cash on hand, available trade credit, borrowings available under our revolving credit facility, cash expected to be generated as a result of improvements in working capital and the sales of assets will be sufficient to fund our current (which we define as the remainder of the fiscal year) operating and capital needs. For additional information, see “Liquidity and Capital Resources.”

Results of Operations

Continuing Operations

Net sales. Net sales for the 16 weeks ended January 12, 2005 were $3.1 billion, a decrease of $152.5 million, or 4.7%, compared to the 16 weeks ended January 7, 2004. Net sales for the 28 weeks ended January 12, 2005 were $5.4 billion, a decrease of $234.7 million, or 4.2%, compared to the prior year. Identical store sales for continuing operations locations, which include store enlargements and exclude the sales from stores that opened or closed during the period, decreased 4.9% for the 16 weeks ended January 12,

2005 and 4.4% for the 28 weeks ended January 12, 2005 compared to the same period in the prior year. Comparable store sales for continuing operations locations, which include replacement stores, decreased 4.8% for the 16 weeks ended January 12, 2005 and 4.3% for the 28 weeks ended January 12, 2005 compared to the same period in the prior year. Excluding discontinued operations locations, a total of 920 locations were in operation on January 12, 2005 compared to 922 on January 7, 2004. As of January 12, 2005, retail space, excluding discontinued operations locations, remained unchanged at approximately 41.3 million square feet.

The decline in identical store sales is due primarily to a decline in customer count (measured by the number of in-store sales transactions) for the 16 and 28 weeks ended January 12, 2005. We believe the decline in customer count was primarily attributable to the competitive factors that have impacted our sales over the last several quarters, most notably competitor store openings in our operating areas (which in the second quarter increased from levels in recent prior quarters), conditions in our stores and competitor pricing and promotional activity. We experienced sales during the Christmas and New Year’s selling period approximately 8% lower than the corresponding period of the prior year.

Based on our knowledge of competitor activity in our trade areas, we anticipate that our identical store sales will continue to be negatively impacted by competitor store openings. In addition, our total sales growth will continue to be negatively impacted by our lack of projected Company store openings and remodelings.

Gross Profit on Sales. Gross profit on sales decreased $8.1 million for the 16 weeks ended January 12, 2005 compared to the 16 weeks ended January 7, 2004. Gross profit on sales decreased $37.7 million for the 28 weeks ended January 12, 2005 compared to the 28 weeks ended January 7, 2004. As a percentage of sales, the gross margin was 26.4% and 25.4%, for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively, and 26.6% and 26.2% for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively.

Our gross margin for the second quarter was 26.4%, an increase of 100 basis points as compared to the second quarter of the prior year but a decrease of 50 basis points as compared to the first quarter of fiscal 2005. The decline in margin rate as compared to the first quarter of fiscal 2005 was due primarily to increased inventory shrinkage, which was responsible for approximately 30 basis points of the total decrease. The increased shrinkage primarily occurred in perishable items. Inventory shrinkage is due to spoilage, breakage and other inventory losses. Our gross margin of 25.4% in the second quarter of the prior year was affected by actions taken by us in that quarter to introduce a new “shelf” pricing program that lowered prices on core basket items while at the same time maintaining an aggressive price-related promotional program on advertised special offers. Over the past year we have de-emphasized certain aspects of our promotional program on advertised special offers, resulting in increased margins from the low realized in the second quarter of last year.

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased by $19.6 million for the 16 weeks ended January 12, 2005 compared to the 16 weeks ended January 7, 2004. Other operating and administrative expenses decreased by $25.5 million for the 28 weeks ended January 12, 2005 compared to the 28 weeks ended January 7, 2004. As a percentage of sales, other operating and administrative expenses was 28.3% and 27.6% for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively, and 27.9% and 27.2% for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively.

The decrease for the 16 and 28 weeks ended January 12, 2005 compared to the equivalent periods ended January 7, 2004 was related to an increase of $21.4 million in our reserve for self insurance which was recorded in the 16 weeks ended January 7, 2004 without a similar adjustment during the 16 weeks ended January 12, 2005. Other items which increased and decreased within other operating and administrative expenses substantially offset and included increases in compensation and benefits, including a $9.7 million severance accrual for our former CEO, offset by retail operating expenses, lower advertising, rent and other retail operating expenses. The increase in operating and administrative expenses as a percentage of sales is due to our fixed expenses remaining relatively consistent over the prior year while sales have declined.

Asset Impairment. We reviewed the carrying amount of long-lived assets in our store locations in the first and second quarters of fiscal 2005. We estimated the future cash flows expected to result from continuing operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Accordingly, we determined that the related assets had been impaired. We measured the impairment and recorded an impairment charge of $8.1 million and $9.0 million for the 16 and 28 weeks ended January 12, 2005. We continually reevaluate our stores’ performance to monitor the carrying value of long-lived assets in comparison to projected cash flows.

Goodwill Impairment. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. We performed our annual impairment review during fiscal 2004, and concluded that there were no necessary adjustments. We performed a subsequent impairment review during the first quarter of fiscal 2005 due to a decline in market capitalization and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test, resulting in a non-cash impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

Interest Expense. Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases. Interest expense was $10.8 million and $8.9 million for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively, and was $18.0 million and $13.2 million for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively. The increase in interest expense is due to the increase in the effective interest rate on our senior notes subsequent to the termination of our interest rate swaps during the third quarter of fiscal 2004 and to interest on the revolving credit line due to the increase in borrowings during the current fiscal year.

Income Taxes. During the second quarter, we determined it was appropriate to record a full valuation allowance on our net deferred tax assets. The establishment of the valuation allowance was determined to be appropriate as a result of our cumulative losses experienced in the current fiscal year and the most recent two fiscal years, due primarily to operating losses, significant restructuring, impairment and discontinued operations disposal costs. We determined that it was more likely than not that the remaining net deferred tax assets will not be realized and, in accordance with SFAS 109, Accounting for Income Taxes, recorded a valuation allowance of $314.4 million.

The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An ongoing pattern of profitability would generally be considered as sufficient positive evidence. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The establishment and reversal of valuation allowances could have a significant negative or positive impact on our future earnings. In future periods, earnings or losses will not be tax effected until such time as the certainty of future tax benefits can be reasonably assured.

Net Loss from Continuing Operations. Net loss from continuing operations amounted to $327.4 million, or $2.33 per diluted share, as compared to $65.7 million, or $0.47 per diluted share, for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively. Net loss from continuing operations amounted to $451.0 million, or $3.20 per diluted share, as compared to $60.6 million, or $0.43 per diluted share, for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively.

Hurricane Losses and Insurance Recoveries

During the 28 weeks ended January 12, 2005, four hurricanes, Charley, Frances, Ivan and Jeanne, caused inventory damage, property damage, power outages, and store closings in much of our operating area. Our named windstorm insurance covers these types of losses as well as business interruption losses subject to an annual deductible of $10.0 million for the first named windstorm and $0.1 million for each additional named windstorm. For the four hurricanes, our total deductible was $10.3 million. Retail inventory losses are covered at the retail selling price. The excess of the retail selling price over the cost of the inventory is expected to substantially offset out-of-pocket costs, thereby resulting in no impact to net income. Losses related to inventory damage of $34.0 million and payroll and other related expenses of $18.1 million have been recognized during the 28 weeks ended January 12, 2005 and are classified as cost of sales and other operating and administrative expenses, respectively. Insurance recoveries of $52.1 million have been recognized during the 28 weeks ended January 12, 2005 and are classified as income in the same line items as the losses described above. During the 16 weeks ended January 12, 2005 we received $35.3 million as an advance on recovery of our claim. As of January 12, 2005, an insurance claim receivable of $16.9 million has been recorded as a current asset in the accompanying balance sheet. We are currently preparing our claim for business interruption and other loss coverage.

Discontinued Operations and Restructuring

On April 23, 2004, our Board of Directors approved an asset rationalization plan, to be executed over a 12-month period from the announcement date. The asset rationalization plan detailed the plan to sell or close 45 unprofitable or poorly located stores within our core designated marketing areas (DMAs) and to exit the 16 non-core DMAs by sale or closure of 111 stores. In addition to retail locations, the plan contemplated exiting three of our 14 distribution centers. We also undertook a comprehensive review of our manufacturing operations and determined that these operations are not fundamental to our core business of operating supermarkets. As a result, the plan provided for the sale of four of our seven manufacturing plants and the consolidation of two of our nine dairy operations. Consistent with our prior determination that all of our manufacturing facilities are non-core businesses, we have initiated marketing for sale our dairy operations, beverage bottling plant and all other manufacturing facilities not included in the asset rationalization plan. Upon Board of Directors approval and commitment to a plan of sale, the assets of these facilities will be accounted for as held for sale in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”.

As of January 12, 2005 we have subleased, assigned or sold 57 stores and have closed 59 stores. The three distribution centers, the Greenville ice cream plant and Miami dairy operations have closed. We have sold the Dixie Packers manufacturing plant. Subsequent to the end of the second quarter, the Crackin’ Good Bakery and Snacks operations were sold.

In accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we determined that certain elements of the announced plan meet the qualifications to be classified as discontinued operations. Other elements of the announced plan do not qualify and must remain in continuing operations. We determined that all 156 stores and the Louisville, Kentucky distribution center identified in the plan for exit are components of a business and are therefore reported as discontinued operations in the Condensed Consolidated Statements of Operations.

We consider each store location to be a component of a business as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. To determine if a location is includable in discontinued operations, we conducted an analysis of the stores in close proximity of other Winn-Dixie stores and other surrounding competitors and determined that the operations and cash flows of the component have been (or will be) eliminated from our ongoing operations and that cash inflows of remaining stores are not expected to increase as a result of the disposal transaction.

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

The pre-tax loss from discontinued operations was $55.1 million and $101.8 million for the 16 and 28 weeks ended January 12, 2005, respectively, which includes a pre-tax loss on disposal of discontinued operations of $31.0 million and $62.6 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring charges were $1.9 million and $85.1 million for the 16 and 28 weeks ended January 12, 2005, respectively, related to employee termination costs, lease termination costs, and other location closing costs.

The total costs of the plan are expected to be incurred by the end of the third quarter of fiscal 2005. Although lease liability on closed facilities will be expensed within this timeframe, the payments will continue through lease termination. The following tables display the total costs of the asset rationalization plan incurred for the current quarter and since inception of the plan, along with an updated range of expected costs (amounts in thousands):

16 weeks ended January 12, 2005:	Continuing Operations	Discontinued Operations		Incurred Current Quarter
	Restructuring	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$138	(10,823)	552	(10,133)
Inventory writedowns	—		3,237	3,237
LIFO liquidation	—	(6,700)	—	(6,700)
Lease termination costs	7	31,922	—	31,929
Employee termination costs	430	7,618	—	8,048
Other location closing costs	1,313	8,987	—	10,300

Total	$1,888	31,004	3,789	36,681

Plan to January 12, 2005:	Continuing Operations	Discontinued Operations		Plan to date	Total Expected
	Restruc- turing	Loss on Disposal	Loss on Operations
Asset impairment and (gain) loss on sale/retirement, net	$8,931	(12,182)	26,913	23,662	21,500-24,500
Inventory writedowns	—		4,508	4,508	4,200-6,200
LIFO liquidation	—	(6,700)	—	(6,700)	(6,700)
Lease termination costs	78,011	68,659	—	146,670	165,000-185,000
Employee termination costs	5,162	13,224	—	18,386	21,000-25,000
Other location closing costs	2,036	16,342	—	18,378	25,000-31,000

Total	$94,140	79,343	31,421	204,904	230,000-265,000

The following table summarizes the change in liability recorded for the plan year to January 12, 2005 (amounts in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	16,437	13,416	3,021
Utilizations	(15,986)	(11,650)	(4,336)
Adjustments	(1,776)	(1,776)	—

Balance at January 12, 2005	$5,699	3,750	1,949

Employee termination costs and other location closing costs are included in accrued wages and salaries and accrued expenses, respectively, in the Condensed Consolidated Balance Sheets.

Net sales from discontinued operations were $104.4 million and $332.9 million for the 16 weeks ended January 12, 2005 and January 7, 2004, respectively. Net sales from discontinued operations were $269.3 million and $582.7 million for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively.

Property, plant and equipment related to the operations detailed in the plan in the amount of $21.4 million pertaining to leasehold improvements and equipment has been classified as assets held for sale as of January 12, 2005.

Liquidity and Capital Resources

As of the end of the second quarter, our total liquidity was $176.3 million, as compared to $448.5 million of total liquidity at the beginning of the fiscal year. The primary reasons for the decline in liquidity, in addition to operating losses, were (1) as of the end of the first quarter, the failure to meet an EBITDA test that reduced available borrowings under our revolving credit facility by $100 million, and (2) higher than desired inventory levels at the end of the second quarter and an $82.2 million decrease in accounts payable during the second quarter.

Subsequent to the end of the second quarter, we have acted to improve our liquidity position by (1) obtaining from our bank group a waiver of the EBITDA test in our revolving credit facility through June 29, 2005, thereby restoring up to $100 million of borrowing availability under that facility subject to Adjusted Excess Availability, as defined in the credit agreement, (supported by a requirement that we perfect the bank group’s security interest in assets with a requisite value on or before March 31, 2005) and (2) monetizing certain insurance-related assets for an approximately $39 million cash surrender value. The positive impact to liquidity of these and other actions, as well as the receipt subsequent to the end of the second quarter of an approximately $19 million income tax refund, were partially offset by operating losses incurred subsequent to the end of the quarter. As a result of the foregoing, our estimated net borrowing availability under our revolving credit agreement on February 9, 2005 was $275 million (assuming the level of Borrowing Base Assets at February 9, 2005 was approximately equal to the level as of the end of the second quarter).

We previously stated that our total liquidity as of September 22, 2004 was $452.5 million, comprised of $64.0 million in cash and cash equivalents and $388.5 million of net borrowing availability under the Facility. We incorrectly calculated EBITDA (as defined in the revolving credit agreement), by not reducing EBITDA for certain non-cash charges as required by the revolving credit agreement. As a result, the $100 million reduction in borrowing availability under the revolving credit agreement described above was also effective on September 22, 2004, the end of our first quarter. Therefore, our net borrowing availability as of September 22, 2004 was $288.5 million and our total liquidity at that date was $352.5 million. The failure to meet the EBITDA test in the revolving credit agreement is not a default under the revolving credit agreement so long as borrowings are below the maximum availability; the sole result of not meeting the targeted level of EBITDA under the revolving credit agreement is a decrease of $100 million in our borrowing availability. Our maximum drawings under the revolving credit agreement in the second quarter were $179 million, and we have never drawn down the revolving credit agreement beyond our borrowing availability. We will be filing an amendment to our Quarterly Report on Form 10-Q for the period ending September 22, 2004 reflecting this correction.

We have planned sales initiatives to be introduced during the third quarter designed to increase sales and retail operating profit. Additionally, in the third quarter we will continue to implement our new inventory management processes to improve inventory turnover. Assuming the successful implementation of these plans and the continuation of vendor financing on current terms, we believe that our current cash on hand, available trade credit, borrowings available under our revolving credit facility, cash expected to be generated as a result of improvements in working capital and the sales of assets will be sufficient to fund our current operating and capital needs. In the longer term (beyond the end of this fiscal year), we will need to produce improved operating results, reduce expenses or secure additional sources of capital before we can expand our store upgrade program beyond our existing lead markets or increase the scope and timing of full remodels.

Our liquidity will continue to be dependent upon the continuation of our existing bank and vendor financing. Historically, the terms on which we pay our vendors have been a significant source of liquidity. As of January 12, 2005, we had accounts payable of $410.4 million and available borrowing capacity under our revolving credit agreement of $144.7 million. To date, we have experienced some tightening of credit terms. As discussed above, we have developed sales initiatives to be implemented in the third quarter to reduce the level of operating losses experienced during the second quarter. A substantial restriction in or tightening of vendor credit terms or the continuation of the level of operating losses experienced in the second quarter could leave us with insufficient liquidity to operate our business. We believe that our ability to maintain existing credit terms with our vendors depends on our ability to demonstrate to our vendors that our initiatives will successfully address our operating and liquidity issues.

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data (amounts in thousands) for the 28 weeks ended January 12, 2005 and January 7, 2004:

	28 Weeks Ended
	January 12, 2005	January 7, 2004
Cash (used in) provided by:
Operating activities	$(130,643)	38,789
Investing activities	(46,227)	(102,339)
Financing activities	151,639	(18,835)

Cash used in operating activities for the 28 weeks ended January 12, 2005 includes, in addition to operating losses, higher than desired inventory levels at the end of the second quarter and an $82.2 million decrease in accounts payable during the second quarter. High inventory levels, primarily in non-perishable items, were mainly the result of increased purchasing activity in the second quarter combined with lower than anticipated holiday sales. The same factors impacting inventory levels were also the primary reason for the decrease in accounts payable, as some inventory purchased and paid for earlier in the quarter was not sold during the Christmas and New Year’s holidays. The decrease in accounts payable was to a lesser extent attributable to our experiencing some tightening of credit terms during the second quarter. These negative factors were partially offset by asset sales of $40.0 million and the receipt of an income tax refund of $49.4 million, each of which occurred during the second quarter. While inventory levels at the end of the second quarter remained high, these levels decreased in the last four weeks of the quarter and continue to be reduced from the peak level.

Cash used in investing activities for the 28 weeks ended January 12, 2005 includes cash proceeds of $55.8 million from the sale of facilities.

We require capital primarily for the implementation of our store upgrade program and investments in technology. We estimate that approximately two-thirds of the total projected capital investment in fiscal 2005 will be in these two areas, which includes support of our store upgrade program in our lead markets. Capital expenditures totaled $84.1 million and $93.4 million for the 28 weeks ended January 12, 2005 and January 7, 2004, respectively. We expect the level of capital expenditures for fiscal 2005 to be approximately $150.0 million, as compared to $203.6 million for fiscal 2004. Anticipated capital expenditures in the second half of the 2005 fiscal year will support only limited new store development and store remodeling activity, and will not support expansion of the lead market program into additional markets. In the longer term (beyond the end of this fiscal year), we will need to produce improved operating results, reduce expenses or secure additional sources of capital before we can expand our store upgrade program beyond our existing lead markets or increase the scope and timing of full remodels.

The current costs of our asset rationalization plan, primarily severance and other closing costs, are expected to be funded from proceeds from the sale of facilities and operating cash flow. The future costs of lease payments on closed facilities will need to be funded from our available liquidity.

We have a revolving credit facility (the “Facility”) with a maximum borrowing capacity of $600.0 million. The Facility is secured by substantially all assets of the Company. The borrowing base assets include specified inventory, pharmacy accounts receivable, pharmacy scripts, and real estate. The borrowing capacity could be decreased due to reductions in inventory, asset disposals, reductions in appraisals, or other events. The Facility expires June 29, 2007, but contains provisions for possible renewal.

The following capitalized terms have specific meanings as defined in the Facility Agreement: Borrowing Base, Borrowing Base Assets, Reserves, Excess Availability and Adjusted Excess Availability. Refer to the Facility agreement filed on a Current Report on Form 8-K dated June 29, 2004, for a full description of their meaning.

The Facility provides for a $400.0 million revolving credit facility, which includes certain letters of credit, and a separate $200.0 million standby letter of credit facility. The maximum Borrowing Base is $600.0 million, which is reduced by Reserves, letters of credit issued under the Facility and borrowings to arrive at Excess Availability. Adjusted Excess Availability utilizes actual collateral balances as the Borrowing Base and is then reduced in a similar computation.

Covenants under the Facility restrict capital expenditures, dividends, new debt arrangements, and acquisitions and dispositions of subsidiaries. We must maintain a minimum Excess Availability of $100.0 million to avoid measurement of a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) test which, if not met, reduces the borrowing capacity by $100.0 million. Since September 22, 2004, we did not meet the EBITDA test and therefore our borrowing capacity was reduced by $100.0 million. As of February 9, 2005, we obtained a waiver of the minimum EBITDA test based on a requirement that we perfect the bank group’s security interest in assets with a requisite value on or before March 31, 2005. In the event that the advance rate on the net orderly liquidation basis of the perfected security interests is not at least $75 million, the bank group may after March 31, 2005 establish additional Reserves to make up any shortfall. The waiver will expire on June 29, 2005. Additionally, Adjusted Excess Availability must exceed $75.0 million at all times to draw all $600 million under the Facility. Because Borrowing Base Assets were approximately $650 million at January 12, 2005, the Adjusted Excess Availability covenant limited our liquidity by approximately $25 million as of February 9, 2005. As a result, the net impact of obtaining the waiver of the EBITDA covenant and the application of the Adjusted Excess Availability covenant was to increase our borrowing availability on February 9, 2005 by approximately $75 million. At January 12, 2005, Excess Availability and Adjusted Excess Availability were calculated to be $276.2 million and $324.3 million, respectively.

At January 12, 2005, we had $153.0 million outstanding on our revolving credit facility. There were no borrowings on the revolving line of credit during the 12 weeks ended September 22, 2004. The average and peak borrowings on the revolving line of credit during the 16 weeks ended January 12, 2005 were $71.1 million and $179.0 million, respectively. Interest on the revolving line of credit facility (5.75% at January 12, 2005) is based on LIBOR or the bank’s prime rate plus an applicable margin.

The following table describes the net borrowing availability on the revolving credit facility as of January 12, 2005 (amounts in millions):

Total revolving credit facility	$400.0
Unavailable due to failure to meet EBITDA test	(100.0)
Outstanding commercial letters of credit	(2.3)
Outstanding borrowings	(153.0)

Net borrowing availability	$144.7

At January 12, 2005, in addition to the $2.3 million of commercial letters of credit issued under the revolving credit facility noted in the table above, we had $138.7 million of workers’ compensation standby letters of credit issued under the $200.0 million standby letter of credit facility. Availability under the standby letter of credit facility, net of Reserves, was $30.1 million at January

12, 2005. We paid weighted-average commitment fees of 2.44% on the import and standby letters of credit. Additionally, $17.0 million in letters of credit have been issued outside of the Facility for workers’ compensation and are secured by marketable securities valued at $19.4 million at January 12, 2005.

In addition to the Facility, we have $300.0 million of outstanding senior notes bearing interest at 8.875% per annum. The notes mature in 2008 and require interest-only payments semi-annually until maturity. Covenants require maintenance of a minimum fixed charge coverage ratio in order to incur additional indebtedness outside of the Facility or to make dividend payments. At January 12, 2005, we do not meet the minimum fixed charge coverage ratio of 2.25 to 1.0 and thus cannot incur additional indebtedness outside of the Facility or declare dividends until such time as the coverage ratio is met. On January 30, 2004, our Board of Directors suspended indefinitely the declaration of future quarterly dividends.

As indicated above, the terms of our 8.875% Notes due 2008 and the Facility do not currently permit us to incur additional indebtedness. Moreover, substantially all of our assets have been pledged to secure the Facility. As a result we do not believe additional debt financing (beyond the availability under the Facility) can be obtained without either an improvement in our operating performance or a restructuring of our obligations (which, if undertaken, could result in the dilution (which could be substantial) of the currently outstanding common shares).

On October 28, 2004, Standard & Poor’s Rating Services lowered our corporate debt rating of B to B-. On July 8, 2004, Moody’s Investor Services lowered our senior implied ratings to B1 from Ba3 with a negative outlook. The change in the corporate debt ratings had no impact on covenants, pricing of our credit facility or the interest rate paid under the senior notes.

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

We offer awards to customers in the form of sales discounts to be used on a future purchase based on an accumulation of points as part of our Customer Reward Card program. The obligation related to the award of a future sales discount is recognized as a reduction of sales based on a systematic and rational allocation of the cost of the award earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the award.

Vendor allowances. We receive various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. We classify such rebates as either a reduction of cost of goods sold or a reduction of cost incurred, depending on the nature of the rebate.

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

Income taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted. We regularly assess the likelihood that we will recover our deferred tax assets from future taxable income considering future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. Increases or decreases to a valuation allowance may materially impact income tax expense in the period when changes to the estimate of realizability occur.

Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements include and may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes,” or “intends” and similar words and phrases.

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed below, and other factors that you may wish to consider, are contained elsewhere in our filings with the Securities and Exchange Commission.

These risks and uncertainties include, but are not limited to:

•	Our ability to reduce the level of operating losses experienced during the second quarter. Management has developed sales initiatives to be implemented in the third quarter that are designed to increase sales and retail operating profit beginning in the third quarter of this fiscal year. There can be no assurance that these programs will be effective; the continuation of the level of operating losses experienced during the second quarter could leave us with insufficient liquidity to operate our business.

•	Our relationship with our vendors, including our ability to maintain our current payment terms with our vendors. Historically, the terms on which we pay our vendors have been a significant source of liquidity. As of January 12, 2005, we had accounts payable of $410.4 million and available borrowing capacity under our revolving credit agreement of $144.7 million. To date, we have experienced some tightening of credit terms. A substantial restriction in or tightening of terms could leave us with insufficient liquidity to operate our business. We believe that our ability to maintain existing credit terms with our vendors depends on our ability to demonstrate to our vendors that our initiatives will successfully address our operating and liquidity issues.

•	Our ability to execute our strategic initiatives, including asset rationalization, store upgrades, expense reduction, brand positioning and customer service, and to fund our store upgrade and brand positioning initiatives. There can be no assurance that funding will be available to implement these initiatives or that, if implemented, they will result in the anticipated impact on our operating results.

•	Our ability to substantially improve our liquidity. Although we are taking measures to improve our liquidity, there can be no assurance that our initiatives will be successful. The waiver of the EBITDA test in our revolving credit agreement requires us to provide our bank group with appraisals of additional security by March 31, 2005 supporting the restored borrowing availability, and there can be no assurance that appraisals will support the necessary valuation. Further deterioration of our liquidity and/or failure to improve our operating performance could result in our being required to restructure our existing obligations and/or take actions, which, even if successful, could result in the dilution (which could be substantial) of the currently outstanding common shares.

•	The success of our brand-related initiatives to increase sales and market share, particularly in light of nine consecutive quarters of sales declines. These initiatives are being tested and refined in our lead markets. These lead markets will not be fully implemented until March 2005. There can be no assurance of the success of the lead markets or our ability to fund or execute a further rollout in future years.

•	Our ability to increase capital spending levels in the future to invest in our store base and other capital projects. In the first half of fiscal 2005 our capital expenditures were $84 million, which was $48 million less than originally planned. Current projections for capital spending in the second half of the year are approximately $70 million, which provides for only limited new store development and store remodeling activity and does not provide for expansion of our lead market program into additional markets. Stores in need of remodeling are at risk of continuing sales erosion, particularly when they are competing with newer or better-maintained competitor facilities. Management does not believe that store upgrades (at an average cost of $500,000 to $800,000 per store in our lead markets) will fully address all necessary investments in facilities and, accordingly, an acceleration of our major remodeling activity (at a cost of $1.0 to $2.0 million per store) will be necessary in many core markets in the future. Projected capital spending levels in fiscal 2005 are less than those required to fully maintain our store base and other capital assets, and, therefore, we will need to increase capital spending in the future to remain competitive. We do not currently have the funds necessary for this capital spending. Absent new sources of financing, funds for future capital investments must come from existing financing sources and future cash flows from continuing operations, which must also fund losses from discontinued operations, lease liabilities on closed facilities and other non-operating expenses.

•	Our ability to reverse the inventory build-up that occurred during the second quarter of fiscal 2005, and to manage our inventory efficiently in the future. Failure to reverse this inventory build-up would continue to negatively impact our liquidity. We may also need to change our merchandising programs to address the problems that caused this build-up.

•	Our response to the entry of new competitors in our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitive grocery store openings in our markets significantly negatively impacted sales in fiscal 2004 and through the first six months of fiscal 2005. We will need to enhance our competitive rebuttal program to achieve enhanced identical store sales in the future.

•

Our ability to upgrade our information systems and successfully implement new technology and business process changes. We are currently investing in new technology applications to handle core business processes, including inventory management and purchasing. In order to compete effectively in our markets, we believe we must implement these systems successfully and develop a full set of technology tools to effectively support current and future business operations.

•	Our ability to effectively implement customer service programs, particularly to enhance product offerings and assortment and customer service in our retail stores. Effective procurement operations are necessary for us to achieve many aspects of our strategic vision, including high in-stock levels, product assortments meeting consumer demands and tailoring of store offerings to local tastes. Service levels in our retail stores, while improved from prior years, may not equal service levels at significant supermarket competitors. Consistent execution of our retail operations plan throughout our store base and customer acceptance of this improvement is necessary for the success of our customer service initiative. The customer service initiative must be executed effectively in order to enable central procurement and retail operations to fill these roles.

•	Our ability to effectively implement pricing and promotional programs. If sales continue to decline, we will need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	The success of our asset rationalization initiative, which is expected to result in restructuring charges and gains/losses from asset dispositions through April 2005. Cash savings and our receipt of proceeds from asset rationalization are dependent on identifying fair market value purchasers for non-core assets and completing sales of the assets on favorable terms. During implementation of the plan, stores designated as non-core and stores in nearby markets have experienced sales declines, which may be attributable in part to negative responses from our associates and/or increased competitor activity. There can be no assurance that these sales declines will not continue even after completion of the asset rationalization initiative, which is expected to be complete by April of 2005.

•	Our ability to sell additional assets as part of our efforts to enhance our liquidity position, including the sale of our six dairy operations, and our Deep South Chek Beverage and Astor spice manufacturing facilities.

•	Our ability to recruit, retain and develop key management and employees.

•	The impact of changes in our debt ratings by nationally recognized rating agencies. Given the deterioration of our operating performance in the second quarter, it is possible that rating agencies may downgrade the rating on our debt, which may impact vendor credit terms and negatively impact liquidity.

•	Our ability to achieve targeted expense reductions, some of which are subject to future risk of realization.

•	Our ability to fully realize expected insurance recoveries related to the hurricanes that affected the Southeastern United States in August and September of 2004 within our expected timeframe.

•	Our ability to predict with certainty the reserve for self-insurance due to the variability of such factors as claims experience, medical inflation, changes in legislation, and jury verdicts.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and the products we sell. Food safety and quality issues could involve expense and damage to our brand names.

•	Our ability to successfully resolve certain alleged class action lawsuits.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations.

•	General business and economic conditions in our operating regions, particularly changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that are characteristic of the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit costs, such as increased health care and pension costs.

•	Changes in accounting standards and taxation requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We manage interest rate risk through the use of fixed and variable rate debt. From time to time, we enter into interest rate swaps to manage interest rate risk. As of January 12, 2005 we had no outstanding derivative transactions.

The following table presents information about the Company’s debt obligations, presenting principal cash flows and related weighted-average interest rates by expected maturity date by fiscal year. We have determined fair values based on quoted market prices as of January 12, 2005.

Expected Maturity Date

(Dollar amounts in thousands)

	2005	2006	2007	2008	Total	Fair Value
Long-term debt
Fixed rate	$84	270	267	300,068	300,689	$281,989
Average interest rate	9.40%	9.40%	9.40%	8.88%	8.88%
Variable rate	$—	—	153,000	—	153,000	$153,000
Average interest rate			5.75%

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

As required by Rule 13a-15 under the Exchange Act, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer along with the Company’s chief financial officer. Based upon that evaluation, these officers concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about July 23, 2004, attorneys representing a purported shareholder forwarded to our Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and our former officers and directors who served from May 6, 2002 through the present. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. We believe that the claims of which we are currently aware are without merit and we intend to defend ourselves vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2004 Annual Meeting of Shareholders of the Company took place on October 20, 2004.

(b)	Three matters were submitted to a vote at the meeting:

1.	The election of four Class I directors for terms expiring in 2007;

2.	Ratification of the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing July 1, 2004; and

3.	A shareholder proposal.

With respect to the election of directors, the votes were as follows:

Class I, for terms expiring in 2007	Shares For	Shares Withheld	Abstentions
T. Wayne Davis	117,537,071	3,642,722	2,611,910
Carleton T. Rider	118,008,955	3,170,838	2,122,560
H. Jay Skelton	117,567,590	3,612,203	2,536,924
Charles P. Stephens	117,540,487	3,639,306	2,573,989

There were 22,270,356 broker non-votes with respect to the election of directors.

Four incumbent Class II directors, Tillie K. Fowler, Frank Lazaran (served through December 8, 2004 and was replaced by Peter Lynch), Edward W. Mehrer, Jr., and Ronald Townsend, will continue to serve as directors until their terms expire in 2006. Three Class III directors, John E. Anderson, John H. Dasburg, and Julia B. North, will continue to serve as directors until their terms expire in 2005.

With respect to the appointment of KPMG LLP as auditors of the Company for the fiscal year commencing July 1, 2004, the vote was: 118,821,400 shares for; 1,482,790 shares against; 875,603 shares abstained; 22,270,356 broker non-votes.

With respect to the shareholder proposal the vote was: 29,062,685 shares for; 68,323,000 shares against; 1,523,752 shares abstained. The proposal did not pass.

Item 5. Other Information

Item 1.01. Entry into a Material Definitive Agreement

On February 9, 2005, we entered into Amendment No. 1 and Waiver to Second Amended and Restated Credit Agreement (the “Waiver”), among Winn-Dixie Stores, Inc. and certain of our subsidiaries, Wachovia Bank, National Association and other lenders named therein. The Waiver was entered into in connection with our Second Amended and Restated Credit Agreement, dated June 29, 2004, among Winn-Dixie Stores, Inc. and certain of our subsidiaries, Wachovia Bank, National Association and other lenders named therein, relating to our senior credit facility in the amount of $600,000,000 (the “Facility”).

The following capitalized terms have specific meanings as defined in the Facility Agreement: Reserves, Excess Availability and Adjusted Excess Availability. The Facility was filed as an exhibit to a Current Report on Form 8-K dated June 29, 2004.

Certain covenants under the Facility require us to maintain a minimum Excess Availability of $100.0 million to avoid measurement of the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) test. If the EBITDA test is not met, our borrowing capacity under the Facility is reduced by $100.0 million. Since September 22, 2004, we did not have the targeted level of EBITDA, thereby reducing the borrowing capacity by $100.0 million.

On February 9, 2005, we obtained the Waiver which provides for a suspension of the minimum EBITDA covenant through the end of fiscal 2005. The Waiver is predicated upon perfecting the bank group’s security interest in certain of our assets on or before March 31, 2005. In the event that the advance rate on the net orderly liquidation basis of the perfected security interests is not at least $75 million, the bank group may after March 31, 2005, establish additional Reserves to make up any shortfall. The Waiver will expire on June 29, 2005. Additionally, Adjusted Excess Availability must exceed $75.0 million at all times to draw all $600 million under the Facility. Because Borrowing Base Assets were approximately $650 million at January 12, 2005, the Adjusted Excess Availability covenant limited Company liquidity by approximately $25 million as of February 9, 2005. As a result, the net impact of obtaining the waiver of the EBITDA covenant and the application of the Adjusted Excess Availability covenant was to increase our borrowing availability on February 9, 2005 by approximately $75 million. At January 12, 2005, Excess Availability and Adjusted Excess Availability were calculated to be $276.2 million and $324.3 million, respectively.

The foregoing description of the Waiver is a general description only and is qualified in its entirety by reference to the Waiver, the form of which is filed with this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0	Employment Agreement of Peter L. Lynch, effective December 9, 2004.

10.1	Amendment No. 1 and Waiver dated February 9, 2005 to Second Amended and Restated Credit Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 10, 2005	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 10, 2005	/S/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0	Employment Agreement of Peter L. Lynch, effective December 9, 2004.

10.1	Amendment No. 1 and Waiver dated February 9, 2005 to Second Amended and Restated Credit Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.