Form 10-Q/A
period 2004-09-22
WINN DIXIE STORES INC
filed 2005-02-15
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Winn-Dixie Stores, Inc. (“Winn-Dixie” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarterly period ended September 22, 2004 to correct certain statements in its Quarterly Report on Form 10-Q for the quarterly period ended September 22, 2004 (the “Original Form 10-Q”).

In the Original Form 10-Q, we stated that our total liquidity as of September 22, 2004 was $452.5 million, comprised of $64.0 million in cash and cash equivalents and $388.5 million of net borrowing availability under our revolving credit facility. Our revolving credit agreement contains a test under which we calculate our EBITDA (as defined in the revolving credit agreement) for each quarter, and if it is less than a stated amount, our borrowing capacity under the revolving credit facility is reduced by $100 million. At the end of the first quarter, we incorrectly calculated EBITDA, by not reducing EBITDA for certain non-cash charges as required by the revolving credit agreement. Had it been calculated correctly, effective on September 22, 2004, there would have been a $100 million reduction in borrowing availability under the revolving credit agreement, as described above. Therefore, our net borrowing availability as of September 22, 2004 would have been $288.5 million and our total liquidity at that date would have been $352.5 million.

The failure to meet the EBITDA test in the revolving credit agreement is not a default under the revolving credit agreement so long as borrowings are below the maximum availability; the sole result of not meeting the targeted level of EBITDA under the revolving credit agreement is a decrease of $100 million in our borrowing availability. We had no borrowings under the facility during the 12 weeks ended September 22, 2004; our maximum drawings under the revolving credit agreement during the 16 weeks ended January 12, 2005 were $179.0 million. Accordingly, we have never drawn down the revolving credit agreement beyond our borrowing availability.

On February 9, 2005, we obtained a waiver of the minimum EBITDA test through June 29, 2005 based on a requirement that we perfect the bank group’s security interest in assets with a requisite value on or before March 31, 2005. In the event that the advance rate on the net orderly liquidation basis of the perfected security interests is not at least $75 million, the bank group may, after March 31, 2005, establish additional reserves to make up any shortfall.

This Form 10-Q/A does not update the Original Form 10-Q except as required to reflect the information described above. This Form 10-Q/A includes changes to Part I, Items 1 and 2. Except as identified in the prior sentence, no other Items included in the Original Form 10-Q have been amended, and such Items remain in effect as of the filing date of the Original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing of the Original Form 10-Q.

FORM 10-Q/A

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

(B)	Liquidity and Capital Resources: Cash and cash equivalents amounted to $64.0 million at September 22, 2004 compared to $56.8 million at June 30, 2004. Cash and cash equivalents are comprised primarily of overnight investments, short-term investments, cash in stores and cash in ATMs.

As of September 22, 2004, we failed to meet an earnings before interest, taxes, depreciation and amortization (“EBITDA”) test that reduced available borrowings under the Company’s revolving credit facility by $100 million. Therefore, as of September 22, 2004, total liquidity was $352.5 million, which was comprised of $64.0 million in cash and cash equivalents and $288.5 million of net borrowing availability under the revolving credit facility.

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

Covenants under the Facility restrict capital expenditures, dividends, new debt arrangements, and acquisitions and dispositions of subsidiaries. The Company must maintain a minimum Excess Availability of $100.0 million to avoid measurement of the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) test which, if not met, reduces the borrowing capacity by $100.0 million. As of September 22, 2004, the Company did not have the targeted level of EBITDA, thereby reducing the borrowing capacity by $100.0 million. Additionally, Adjusted Excess Availability must exceed $75.0 million at all times. At September 22, 2004, Excess Availability and Adjusted Excess Availability were calculated to be $426.3 million and $479.9 million, respectively. There were no borrowings on the revolving line of credit during the 12 weeks ended September 22, 2004.

9

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

Liquidity and Capital Resources

As of September 22, 2004, our total liquidity was $352.5 million, which was comprised of $64.0 million in cash and cash equivalents and $288.5 million of net borrowing availability under the revolving credit facility as described below. The primary reason for the decline in liquidity, in addition to operating losses, was as of September 22, 2004 we failed to meet an EBITDA test that resulted in reducing available borrowings under our revolving credit facility by $100 million.

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

Covenants under the Facility restrict capital expenditures, dividends, new debt arrangements, and acquisitions and dispositions of subsidiaries. The Company must maintain a minimum Excess Availability of $100.0 million to avoid measurement of the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) test which, if not met, reduces the borrowing capacity by $100.0 million. As of September 22, 2004, the Company did not have the targeted level of EBITDA, thereby reducing the borrowing capacity by $100.0 million. Additionally, Adjusted Excess Availability must exceed $75.0 million at all times. At September 22, 2004, Excess Availability and Adjusted Excess Availability were calculated to be $426.3 million and $479.9 million, respectively.

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

WINN-DIXIE STORES, INC.

Date: February 15, 2005	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 15, 2005	/S/ D. MICHAEL BYRUM
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