Form 10-Q
period 2005-04-06
WINN DIXIE STORES INC
filed 2005-05-16
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2005

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

As of May 4, 2005, there were 141,928,777 shares outstanding of the registrant’s common stock, par value $1.00 per share.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 12 Weeks Ended
	April 6, 2005	March 31, 2004
Amounts in thousands except per share data

Net sales	$2,278,416	2,427,746
Cost of sales, including warehouse and delivery expenses	1,690,588	1,778,892

Gross profit on sales	587,828	648,854
Other operating and administrative expenses	651,040	636,807
Impairment charges	51,265	—
Restructuring (gains) charges	(6,928)	1,786

Operating (loss) income	(107,549)	10,261
Interest expense (income), net (contractual interest for 12 weeks ended April 6, 2005 was $14,596)	11,386	(8,473)

(Loss) earnings before reorganization items and income taxes	(118,935)	18,734
Reorganization items, net	(148,088)	—
Income tax expense	—	6,863

Net earnings from continuing operations	29,153	11,871

Discontinued operations:
Loss from discontinued operations	(14,033)	(17,734)
Loss on disposal of discontinued operations	(28,526)	—
Income tax benefit	—	(6,473)

Net loss from discontinued operations	(42,559)	(11,261)

Net (loss) earnings	$(13,406)	610

Basic and diluted loss per share:
Earnings from continuing operations	$0.21	0.08
Loss from discontinued operations	(0.30)	(0.08)

Basic and diluted loss per share	$(0.09)	—

Dividends per share	$—	0.05

Weighted average common shares outstanding-basic	140,865	140,678

Weighted average common shares outstanding-diluted	140,865	142,095

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 40 Weeks Ended
	April 6, 2005	March 31, 2004
Amounts in thousands except per share data

Net sales	$7,690,658	8,074,644
Cost of sales, including warehouse and delivery expenses	5,662,292	5,947,511

Gross profit on sales	2,028,366	2,127,133
Other operating and administrative expenses	2,161,502	2,172,786
Impairment charges	147,349	29,502
Restructuring charges	78,166	1,786

Operating loss	(358,651)	(76,941)
Interest expense, net (contractual interest for 40 weeks ended April 6, 2005 was $32,635)	29,425	4,761

Loss before reorganization items and income taxes	(388,076)	(81,702)
Reorganization items, net	(148,088)	—
Income tax expense (benefit)	181,814	(33,005)

Net loss from continuing operations	(421,802)	(48,697)

Discontinued operations:
Loss from discontinued operations	(53,221)	(45,651)
Loss on disposal of discontinued operations	(91,161)	—
Income tax benefit	—	(16,663)

Net loss from discontinued operations	(144,382)	(28,988)

Net loss	$(566,184)	(77,685)

Basic and diluted loss per share:
Loss from continuing operations	$(3.00)	(0.35)
Loss from discontinued operations	(1.02)	(0.20)

Basic and diluted loss per share	$(4.02)	(0.55)

Dividends per share	$—	0.15

Weighted average common shares outstanding-basic and diluted	140,776	140,655

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	April 6, 2005	June 30, 2004
	(Unaudited)	(Note B)
ASSETS
Current assets:
Cash and cash equivalents	$34,224	56,818
Marketable securities	19,507	19,275
Trade and other receivables, less allowance for doubtful items of $5,926 ($2,539 at June 30, 2004)	175,857	109,051
Insurance claims receivable	19,496	—
Income tax receivable	34,031	49,148
Merchandise inventories less LIFO reserve of $210,270 ($219,270 at June 30, 2004)	791,423	940,529
Prepaid expenses and other current assets	108,884	24,814
Assets held for sale	—	51,034
Deferred income taxes	—	100,129

Total current assets	1,183,422	1,350,798

Property, plant and equipment, net	827,702	886,055
Goodwill	—	87,112
Non-current deferred income taxes	—	139,089
Other assets, net	117,789	155,837

Total assets	$2,128,913	2,618,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	282	273
Current obligations under capital leases	2,811	2,616
Accounts payable	113,473	511,443
Reserve for workers’ compensation insurance claims and self-insurance	79,167	97,952
Accrued wages and salaries	90,825	93,385
Accrued rent	2,332	109,727
Accrued expenses	103,517	123,470

Total current liabilities	392,407	938,866

Reserve for workers’ compensation insurance claims and self-insurance	133,165	182,514
Long-term debt	390	300,605
Long-term borrowings under DIP Credit Facility	106,277	—
Obligations under capital leases	7,905	13,566
Defined benefit plan	—	68,827
Lease liability on closed facilities, net of current portion	—	160,214
Other liabilities	18,924	36,954

Total liabilities not subject to compromise	659,068	1,701,546

Liabilities subject to compromise	1,126,688	—

Total liabilities	1,785,756	1,701,546

Commitments and contingent liabilities (Notes L, M, O, P, S and V)
Shareholders’ Equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued; 141,947,373 shares outstanding at April 6, 2005 and 142,028,240 outstanding at June 30, 2004	141,947	142,028
Additional paid-in-capital	31,337	22,931
Retained earnings	189,704	755,888
Accumulated other comprehensive loss	(19,831)	(3,502)

Total shareholders’ equity	343,157	917,345

Total liabilities and shareholders’ equity	$2,128,913	2,618,891

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the 40 Weeks Ended
Amounts in thousands	April 6, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(566,184)	(77,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of facilities	(25,974)	—
Reorganization items, net	(148,088)	—
Depreciation and amortization	116,527	131,653
Impairment charges	153,991	49,501
Deferred income taxes	237,647	19,535
Stock compensation plans	8,326	5,919
Change in operating assets and liabilities:
Trade and other receivables	(86,302)	6,705
Merchandise inventories	129,119	66,767
Prepaid expenses and other current assets	(58,573)	20,237
Accounts payable	(10,744)	(4,622)
Reserve for insurance claims and self-insurance	7,630	41,549
Lease liability on closed facilities	129,244	(27,401)
Income taxes payable/receivable	15,117	(77,348)
Defined benefit plan	9,234	1,129
Other accrued expenses	(2,087)	2,192

Net cash (used in) provided by operating activities before reorganization items	(91,117)	158,131

Cash effect of reorganization items	(3,251)	—

Net cash (used in) provided by operating activities	(94,368)	158,131

Cash flows from investing activities:
Purchases of property, plant and equipment	(107,447)	(161,781)
Decrease (increase) in investments and other assets	12,317	(21,692)
Proceeds from sale of assets	73,895	—
Marketable securities, net	(546)	(524)

Net cash used in investing activities	(21,781)	(183,997)

Cash flows from financing activities:
Gross borrowings on DIP Credit Facility	478,277	—
Gross repayments on DIP Credit Facility	(372,000)	—
Gross borrowings on revolving credit facility	486,000	277,000
Gross repayments on revolving credit facility	(486,000)	(277,000)
Principal payments on long-term debt	(205)	(232)
Debt issuance costs	(11,238)	(2,503)
Principal payments on capital lease obligations	(1,850)	(2,812)
Dividends paid	—	(21,218)
Swap termination receipts/payments, net	—	5,750
Other	571	629

Net cash provided by (used in) financing activities	93,555	(20,386)

Decrease in cash and cash equivalents	(22,594)	(46,252)
Cash and cash equivalents at beginning of year	56,818	127,515

Cash and cash equivalents at end of period	$34,224	81,263

Supplemental cash flow information:
Interest paid	$20,173	16,745
Interest and dividends received	$482	1,676
Income taxes refunded (paid)	$70,966	(8,192)

See accompanying notes to condensed consolidated financial statements (unaudited)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

(A)	Proceedings Under Chapter 11 of the Bankruptcy Code: On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. (“Winn-Dixie”) and 23 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court. The Company’s subsidiaries, W-D Bahamas Ltd. (and its direct and indirect subsidiaries) and WIN General Insurance, Inc. (the “Non-Filing Entities”, collectively with the Debtors, the “Company”) did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Condensed Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company.

The Chapter 11 proceedings were initiated in the United States Bankruptcy Court for the Southern District of New York (the “N.Y. Court”) on the Petition Date. On April 13, 2005, the N.Y. Court ordered a change of venue for the Company’s bankruptcy proceedings to the United States Bankruptcy Court for the Middle District of Florida (the “Florida Court”). The change in venue does not affect substantial rulings that have already been handed down by the N.Y. Court, including approval of debtor-in-possession financing, subject, however, to further order of the Florida Court. The cases are being jointly administered by the Florida Court under the caption “In re Winn-Dixie Stores, Inc., et al., Case No. 05-03817.” References to the “Court” refer to either the N.Y. Court or the Florida Court as appropriate.

The Debtors currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, Winn-Dixie is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of and ultimate payments by the Debtors under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less (and possibly substantially less) than 100% of their face value. As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization until June 21, 2005 or such later date as may be designated by the Court upon motion of the Debtors. At this time the Debtors expect to seek an extension of the exclusive plan filing period. If the period is not extended, other parties in interest in addition to the Debtors will be permitted to file a plan after June 21, 2005. There can be no assurance that the exclusive period will be extended by the Court, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In conjunction with the Chapter 11 filing, the Debtors were granted several “first day” orders by the Court that enable the Company generally to operate in the ordinary course of business during the bankruptcy proceedings. Among the “first day” orders are orders that permit the Debtors to: pay salaries, wages and health and welfare benefits to associates in the ordinary course of business; honor customer service programs, such as returns, refunds, coupons, gift cards and the Company’s Customer Reward Card program; and pay certain limited categories of other pre-petition claims as necessary to avoid harm to the business. The Court also granted interim approval for the Company to access up to $600.0 million of its new $800.0 million debtor-in-possession credit facility (“DIP Credit Facility”) to supplement the Company’s cash flow during the reorganization process. In March 2005, the Court gave final approval to the DIP Credit Facility, related security interests and utilization of the full amount of the DIP Credit Facility as needed. See Note L for further discussion of the DIP Credit Facility.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. In this context, “assumption” means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a pre-petition claim for damages for the breach thereof subject to certain limitations. Any damages resulting from rejection of executory contracts permitted to be recovered under Chapter 11 will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which they will reject in addition to the leases related to 147 closed facilities that were rejected by the “first day” orders. On April 29, 2005, the Company filed a motion to reject another 24 leases, and a Court order is pending. Management expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Management also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with any degree of certainty. Winn-Dixie has incurred, and will continue to incur, significant costs associated with the reorganization. See Note X for further discussion of reorganization items.

The Debtors have filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as shown on their books and records, subject

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Court has established a general deadline of August 1, 2005 (the “Bar Date”) for the filing of proofs of claim. The Debtors have mailed notices to all known creditors specifying the deadline to file proofs of claim. Differences between amounts scheduled by the Debtors and claims filed by creditors will generally be investigated and resolved in connection with a claims resolution and objection process at the appropriate time. That process will not commence until after the Bar Date and, in light of the number of creditors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of these claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently estimable.

The Office of the United States Trustee (the “U.S. Trustee”) has appointed an unsecured creditors committee. The creditors committee and its legal representatives have a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no assurance that the creditors committee will support the Company’s positions in the bankruptcy proceedings or any plan of reorganization that it may propose, and disagreements with such committee could protract the bankruptcy proceedings, could negatively impact the Company’s ability to operate during bankruptcy and could delay the Debtors’ emergence from bankruptcy.

Under the priority scheme established by the Bankruptcy Code, as a general rule, post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of Winn-Dixie stock receiving no value for their interests and holders of unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of the common stock and unsecured debt is highly speculative. Accordingly, Winn-Dixie urges that appropriate caution be exercised with respect to existing and future investments in any of these securities and/or liabilities.

(B)	Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements were prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business. The ability of Winn-Dixie to continue as a going concern is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility and the ability to generate cash flows from operations and

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

obtain financing sources sufficient to satisfy its future obligations. These challenges are in addition to (but may be related to) the operational and competitive challenges the Company faces in its ordinary course of business, as discussed in the section “Forward Looking Statements.”

In accordance with Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all pre-petition liabilities subject to compromise are segregated in the unaudited Condensed Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

The accompanying unaudited Condensed Consolidated Financial Statements have also been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 40 weeks ended April 6, 2005 are not necessarily indicative of the results that may be expected for the year ending June 29, 2005.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Winn-Dixie Stores, Inc. and subsidiaries annual report on Form 10-K for the fiscal year ended June 30, 2004. The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, which operate as a major food retailer in nine states in the southeastern United States and The Bahamas.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

(C)	Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value. As of April 6, 2005, cash consists of cash in stores and ATMs of $11.4 million and operating cash of $22.8 million.

(D)	Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from operations and reported as a separate component of shareholders’ equity until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to operations, resulting in the establishment of a new cost basis for the security. The Company has had no such declines in fair value resulting in charges to operations. Realized gains and losses are included in operations and are derived using the specific identification method for determining the cost of securities sold. These securities are pledged as collateral for certain letters of credit, as discussed in Note L.

(E)	Inventories: Inventories are stated at the lower of cost or market. The “dollar-value, link-chain” last-in, first-out (LIFO) method is used to determine the cost of approximately 85% of inventories, consisting primarily of non-perishable merchandise in stores and distribution centers. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items having similar characteristics.

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

(F)	Revenue Recognition: The Company recognizes revenue at the time of sale for retail sales. Sales discounts are offered to customers at the point of sale as part of the Company’s Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of sale.

In addition, the Company periodically offers awards to customers in the form of sales discounts to be used on future purchases based on an accumulation of points as part of its Customer Reward Card program. The obligation related to the award of a future sales discount is recognized as a reduction of sales based on a systematic and rational allocation of the cost of the award earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the award.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

(G)	Cost of Sales: Cost of sales includes the cost of inventory sold during the period, net of discounts and allowances; purchasing costs; transportation costs, including inbound freight and internal transfer costs; warehousing costs, including receiving and inspection costs; and other costs of the Company’s distribution network. Advertising and promotional expenses are not included in cost of sales; instead these costs are classified as other operating and administrative expenses.

(H)	Vendor Allowances: The Company receives various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. Such rebates are classified as either a reduction of cost of sales or a reduction of ending inventory, depending on the nature of the rebate and whether the related inventory has been sold.

Promotional allowances are recorded as a reduction of cost of sales as they are earned, the recognition of which is determined in accordance with the terms of the underlying agreement with the vendor and management’s conclusion that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require specific performance by the Company or time-based merchandising of vendor products. Contractually obligated allowances are recognized as the specific performance criteria set forth in the contract are met or when time expires. In addition, portions of promotional allowances that are contractually refundable to the vendor, in whole or in part, are deferred from recognition until realization is assured.

Quantity discounts and payments under merchandising agreements are typically measured and earned based on inventory purchases or sales volume levels and are received from vendors after certain performance measures are achieved. These performance-based rebates are recognized as a reduction of cost of sales based on a systematic and rational determination of the progress of the Company toward earning the rebate or refund. If the amounts are not probable and reasonably estimable, rebate income is recognized only upon achieving the performance measure.

Certain other allowances for new item introductions, slotting fees, placement of the vendor’s products in the Company’s advertising, placement of vendor’s product in premier locations within the stores, and temporary reductions offered to customers on products in the stores reduce cost of sales as product is sold. If allowances have been earned as a result of performing the required service activities, but the product has not been sold, the allowances are recognized as reductions of inventory. Since the Company uses the retail method of valuing inventory, average product turnover rates are used by management to determine the amount of product sold and ultimately the amount of fees reducing ending inventory.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

To the extent that any of the foregoing forms of rebates are attributable to the pre-petition period, vendors may seek to apply them to any pre-petition liabilities owing such vendors through setoff or recoupment.

(I)	LIFO: The Company recorded a LIFO benefit of $3.8 million and a charge of $1.5 million for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively, and a benefit of $9.0 million and a charge of $0.1 million for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively. If the FIFO method of inventory valuation had been used, reported net loss would have been $3.8 million, or $0.03 per diluted share, higher and $0.9 million, or $0.01 per diluted share, lower for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively and net loss would have been $9.0 million, or $0.06 per diluted share, higher and $0.04 million, or $0.00 per diluted share, lower for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

The LIFO inventory benefit of $3.8 million and $10.5 million recognized for the 12 and 40 weeks ended April 6, 2005, respectively, is a result of estimated liquidations of prior LIFO layers due to a reduction in FIFO inventory carrying values from June 30, 2004 caused by the exit of stores and a distribution center included in discontinued operations. This LIFO benefit has been classified as a component of loss on disposal of discontinued operations.

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

(J)	Comprehensive (Loss) Income: Comprehensive (loss) income differs from net (loss) income due to changes in the fair value of the Company’s marketable securities and adjustments to the additional minimum pension liability. Comprehensive loss was $21.8 million, or $0.15 per diluted share, compared to comprehensive income of $1.2 million, or $0.01 per diluted share, for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively. Comprehensive loss was $582.5 million, or $4.14 per diluted share, compared to comprehensive loss of $74.5 million, or $0.53 per diluted share, for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

(K)	Liabilities Subject to Compromise: Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. Except for secured debt, employee payroll and benefits including payroll-related taxes, sales and use taxes, reserve for workers’ compensation insurance claims and self-insurance, and other accrued items that are paid with authorization from the Court, all pre-petition liabilities have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of April 6, 2005. These amounts reflect management’s current estimate of the amount of pre-petition claims that are subject to restructuring in the Chapter 11 cases. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, assumption of contracts, termination of prior payment authorization by Court order, or other events. It is anticipated that such adjustments, if any, could be material. Payment terms for the amount classified as subject to compromise will be established in connection with a plan of reorganization.

The following table summarizes the components of liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of April 6, 2005:

April 6, 2005
Senior notes, including accrued interest	$310,540
Accounts payable	377,543
Closed store reserves and accrued rent	130,455
Claims from rejected leases	92,439
Non-qualified retirement plans	93,719
General liability and auto claims	75,764
Other liabilities	46,228

Liabilities subject to compromise	$1,126,688

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

(L)	Debt:

	April 6, 2005	June 30, 2004
$800.0 million DIP Credit Facility	$106,277	—
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments and 10.0% of principal paid annually each October	672	878
$600.0 million Pre-petition Credit Facility	—	—
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	406,949	300,878
Less amounts subject to compromise	(300,000)	—
Less current portion	(282)	(273)

Long-term portion	$106,667	300,605

On February 23, 2005, the Court authorized Winn Dixie Stores, Inc. and five specified debtor subsidiaries, on an interim basis, to enter into the DIP Credit Facility. On February 23, 2005, the Court also authorized borrowings of up to $600.0 million under the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. In March 2005, the Court gave final approval to the entire $800.0 million DIP Credit Facility and borrowings thereunder. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all of the Debtors’ assets and by a super priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility including a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement filed as Exhibit 10.2 to a Current Report on Form 8-K filed February 24, 2005 and the amendment dated March 31, 2005 filed as Exhibit 10.4 to this Form 10-Q. The following capitalized terms have specific meanings as defined in the DIP Credit Facility agreement, as amended: Borrowing Base, Reserves, Excess Availability and EBITDA.

The initial usage of the DIP Credit Facility was approximately $440.0 million, of which approximately $267.0 million was used to repay the outstanding principal, interest and fees under the $600.0 million credit facility (the “Pre-petition Facility”) and $161.8 million was issued as letters of credit in order to continue the letters of credit issued under the Pre-petition Facility. Approximately $10.0 million was used to pay various issue costs related to the DIP Credit Facility. These costs are being amortized over the two-year maximum term of the facility. On March 31, 2005, $40.0 million of the outstanding borrowing on the revolving line portion of the DIP Credit Facility was converted to a term loan for which all material terms are consistent with the other portions of the DIP Credit Facility.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

At the Company’s option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral (LIBOR plus 2.0% or the bank’s prime rate plus 0.5% at April 6, 2005). In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75%, and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such transactions, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group. In addition, the Company is required to provide the bank group with monthly projections no later than May 31, 2005. At that time, the Company will be subject to an EBITDA test and a capital expenditure test. At all times, the Company is not permitted to allow Excess Availability to fall below $100.0 million. As of April 6, 2005, the Company was in compliance with all covenants and requirements, and Excess Availability was approximately $424.5 million, as summarized below:

April 6, 2005
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $249,804)	$530,790
Outstanding borrowings	(106,277)

Excess Availability as of April 6, 2005	$424,513

The Debtors’ obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Credit Facility agreement, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) 24 months after the date of the initial loans (b) the effective date of any confirmed plan of reorganization, and (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility.

Prior to the Petition Date, the Company’s primary sources of working capital had been cash flows from operations, trade credit from vendors, incoming and outgoing float on ACH transactions from its primary bank and borrowings under its Pre-petition Facility. As described above, on February 23, 2005, all outstanding borrowings on the Pre-petition Facility were paid off and the facility was subsequently cancelled.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In addition to the DIP Credit Facility, the Company has $300.0 million of outstanding senior notes bearing interest at 8.875% per annum (the “Notes”). The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the Chapter 11 filings and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While operating under Chapter 11, the Company is prohibited from paying interest on unsecured pre-petition debts, including the Notes. As of the Petition Date, in accordance with SOP 90-7, the Company has ceased accruing interest on all unsecured debt subject to compromise.

The outstanding borrowing, including the revolving loan balance and the term loan, on the DIP Credit Facility was $106.3 million at April 6, 2005, compared to $153.0 million of revolving loans on the Pre-petition Facility at January 12, 2005. The average and peak borrowings on the revolving loans during the 12 weeks ended April 6, 2005 were $164.7 million and $277.7 million, respectively.

At April 6, 2005, the Company had letters of credit totaling $171.6 million issued under the DIP Credit Facility. Of the total, $0.3 million are import letters of credit, and $171.3 million are workers’ compensation standby letters of credit. Additionally, $17.0 million in letters of credit have been issued outside of the DIP Credit Facility for workers’ compensation purposes and are secured by marketable securities valued at $19.5 million at April 6, 2005.

(M)	Income Taxes: The Company evaluated the future realization of its net deferred tax assets during the second quarter of fiscal 2005. As a result of cumulative losses experienced in the current fiscal year and the most recent two fiscal years, due primarily to operating losses and significant restructuring, impairment and discontinued operations disposal costs, the Company determined that it was more likely than not that its net deferred tax assets will not be realized. The Company determined it was appropriate to record a full valuation allowance for its net deferred tax assets. A valuation allowance of $314.4 million was recognized during the second quarter of fiscal 2005. The Company did not recognize any tax benefit from its losses during the 12 weeks ended April 6, 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. Consummation of a plan of reorganization and an ongoing pattern of profitability would generally be considered as sufficient positive evidence. Earnings or losses will not be tax-effected until such time as the realization of future tax benefits can be reasonably assured.

As a result of the Internal Revenue Service (“IRS”) audit of fiscal years 2000-2002, the Company was assessed $49.0 million in taxes and penalties during the third quarter. The Company disagrees with the position of the IRS and filed a protest on March 31, 2005. No amount in respect of this matter has been accrued in our consolidated financial statements.

(N)	Reclassifications and Revisions: The Company has revised the balance sheet presentation to state additional paid-in-capital separately from retained earnings. Certain other prior year amounts may have been reclassified to conform to the current year’s presentation.

(O)	Employee Benefit Plans: The Company has a Management Security Plan (“MSP”), which is a non-qualified defined benefit plan providing death and retirement benefits to certain executives and members of management. The MSP is a non-funded contributory plan. A liability of $78.1 million for the MSP is included in liabilities subject to compromise on the accompanying balance sheet.

The Company also has a retiree medical plan that provides medical benefits to employees who terminate employment after attaining 55 years of age and ten years of full-time service with the Company. Employees terminating employment after attaining 55 years of age and completion of ten years of service continue to be eligible to participate in the plan, but those meeting the criteria subsequent to July 1, 2002 are assessed the full cost of coverage.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following represents the components of expense for the Company’s retirement plans:

	MSP 12 weeks ended		Retiree Medical 12 weeks ended
	Apr. 6, 2005	Mar. 31, 2004	Apr. 6, 2005	Mar. 31, 2004
Service cost	$164	439	—	—
Interest cost	953	931	279	329
Amortization of prior service cost	—	—	482	202
Recognized net actuarial loss	326	123	—	—
Participant contributions	(4)	(79)	—	—

Net periodic benefit expense	$1,439	1,414	761	531

	MSP 40 weeks ended		Retiree Medical 40 weeks ended
	Apr. 6, 2005	Mar. 31, 2004	Apr. 6, 2005	Mar. 31, 2004
Service cost	$548	1,464	—	—
Interest cost	3,177	3,103	931	1,095
Amortization of prior service cost	—	—	1,606	674
Recognized net actuarial loss	613	410	—	—
Participant contributions	(30)	(287)	—	—

Net periodic benefit expense	$4,308	4,690	2,537	1,769

In addition, the Company has a deferred compensation supplemental retirement plan in effect for eligible management associates. The liability related to this plan of $15.6 million is classified as liabilities subject to compromise.

(P)	Lease Liability on Closed Facilities and Claims From Rejected Leases: The Company accrues for obligations related to closed facilities, including stores and distribution centers, based on the present value of expected future rental payments, net of expected sublease income. The liability is included in liabilities subject to compromise as of April 6, 2005, and in accrued rent and lease liability on closed facilities as of June 30, 2004. Lease payments extend into 2025 pursuant to the terms of the lease agreements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following amounts are included in liabilities subject to compromise as of April 6, 2005:

	Total	2004 Restructure	2000 Restructure	2002 Texas Exit	Other
Balance as of June 30, 2004	$213,310	9,973	102,386	59,806	41,145
Additions/adjustments	178,000	177,325	(3,376)	2,253	1,798
Utilization	(45,088)	(16,466)	(13,821)	(7,531)	(7,270)
Adjustments due to lease rejections	(258,571)	(124,066)	(57,381)	(52,135)	(24,989)

Balance as of April 6, 2005	$87,651	46,766	27,808	2,393	10,684

The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of three leases.

The Company is in the process of reviewing all of its executory contracts, including its real property leases on both open and closed facilities, to determine which contracts will be rejected as allowed under the Bankruptcy Code. During the third quarter of fiscal 2005, the Company received approval from the Court to reject leases related to 147 closed facilities. Approval of further lease rejections and or closure of additional facilities will result in revisions of the liability on closed facilities and recognition of additional gains or losses. The original deadline for the Company to assume or reject each of its real property leases was April 22, 2005. The Company has been granted an extension of the deadline until September 19, 2005 for substantially all of these leases. The ultimate amount of allowed claims related to the rejection of leases, as well as the timing and amount of any payments, will be determined by the Chapter 11 proceedings.

Upon the rejection of a real property lease, the existing liability at the rejection date is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code. The adjustments due to lease rejections for the leases related to 147 closed facilities rejected during the third quarter of fiscal 2005 was $258.6 million. Based upon the computation of the estimated maximum amount of allowable claims using the statutory formula provided in the Bankruptcy Code, the offsetting claim liability recorded was $92.5 million, which is included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual of $166.1 million is included in the Statement of Operations as a component of reorganization items, net.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

(Q)	Goodwill: Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed its annual impairment review during fiscal 2004, and concluded that no adjustments were necessary. The Company performed a subsequent impairment review during the first quarter of fiscal 2005 due to a decline in market capitalization and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in a non-cash impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

The goodwill impairment loss was determined by calculating the difference between: (a) the Company’s implied fair value less the fair value of the net assets and (b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

(R)	Impairment: The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. The Company reviewed the carrying amount of long-lived assets in its store locations in each quarter of fiscal 2005. Management estimated the future cash flows expected to result from continuing operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Certain cash flow estimates were modified during the third quarter based on the Company’s anticipated exit from identified retail designated market areas (“DMAs”) and from underperforming stores within retained markets, resulting in a determination that the related assets had been impaired. Modifications to the cash flow estimates include the number and timing of stores to be exited, the percentage of stores sold and sales proceeds, among others. Impairment charges of $30.6 million and $39.6 million were recognized during the 12 and 40 weeks ended April 6, 2005, respectively, related to store continuing operations. The Company performed a similar analysis of the long-lived assets in its distribution centers and manufacturing facilities and recognized asset impairment charges of $10.1 million and $0.1 million, respectively, during the third quarter. Future asset disposals, which require Court approval, could result in additional impairment charges.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Certain information technology projects have been discontinued due to the Chapter 11 filings, resulting in an impairment charge of $5.6 million related to amounts previously capitalized. Additionally, the carrying values of the two Company airplanes were evaluated based on current market prices for similar assets, resulting in an impairment charge of $4.9 million during the third quarter. One of the airplanes has been sold subsequent to the end of the quarter, and the other is being actively marketed for sale.

The Company also reviewed its estimates of fair value associated with certain assets related to discontinued operations. Management’s revised estimates of fair value indicated the need to impair the assets. Impairment charges of $1.6 million and $6.6 million were recognized during the 12 and 40 weeks ended April 6, 2005, respectively, related to discontinued operations. The impairment charge is classified in loss from discontinued operations in the Condensed Consolidated Statements of Operations. These assets in the amount of $11.9 million as of April 6, 2005 are included in prepaid expenses and other assets.

(S)	Discontinued Operations and Restructuring: On April 23, 2004, the Company’s Board of Directors approved an asset rationalization plan (the “2004 Restructure Plan”) which is now substantially complete. The 2004 Restructure Plan detailed the plan to sell or close 45 unprofitable or poorly located stores within its core DMAs and to exit the 16 non-core DMAs by sale or closure of 111 stores. As of April 6, 2005, two stores remain open and are under contract to be sold. In addition to retail locations, the plan provided for the Company exiting three of 14 distribution centers, which is now complete. The plan also provided for the sale of four manufacturing plants and the consolidation of two of nine dairy operations. As of April 6, 2005, only one of the four manufacturing plants to be sold remained open and would require Court approval before a sale could be completed. Management does not anticipate that material additional costs will be incurred related to the two stores which will be sold and the plant which is still being marketed for sale.

Each store is considered to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished operationally and for financial reporting purposes. To determine if a location is includable in discontinued operations, the Company conducted an analysis of the stores in close proximity to other Winn-Dixie stores and other surrounding competitors and determined that the operations and cash flows of the component have been (or will be) eliminated from the Company’s ongoing operations and that cash inflows of remaining stores are not expected to increase as a result of the disposal transaction.

The Company determined that certain elements of the announced plan met the qualifications to be classified as discontinued operations. Other elements of the announced plan did not qualify and therefore are reported in continuing operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company determined that all 156 stores and the Louisville, Kentucky distribution center identified in the plan for exit were components of a business and were therefore reported as discontinued operations in the Condensed Consolidated Statements of Operations.

The Company determined that the dairy and manufacturing operations to be exited and the remaining two distribution centers did not qualify as discontinued operations. The exit of these dairy and manufacturing operations and these two distribution centers did not eliminate the cash outlay for warehousing and similar manufactured goods subsequent to disposal. The results of operations of these facilities were reported in continuing operations. Costs incurred to dispose of the manufacturing and dairy operations and two of the three distribution centers were classified primarily as restructuring costs.

The loss from discontinued operations was $42.6 million and $144.4 million for the 12 and 40 weeks ended April 6, 2005, respectively, which includes a loss on disposal of discontinued operations of $28.5 million and $91.2 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring gains were $6.9 million and charges were $78.2 million for the 12 and 40 weeks ended April 6, 2005, respectively, related to employee termination costs, lease termination costs, and other location closing costs.

Although lease liabilities on closed facilities have been expensed currently, the rent payments will continue through lease termination or rejection in the bankruptcy cases. The following tables display the total costs of the 2004 Restructure Plan incurred for the 12 weeks ended April 6, 2005 and since inception of the plan:

	Continuing Operations	Discontinued Operations		Incurred Current Quarter
	Restructuring	Loss on Disposal	Loss from Operations
12 weeks ended April 6, 2005:
Asset impairment and (gain) loss on sale/retirement, net	$(6,588)	(2,182)	1,630	(7,140)
Inventory writedowns	—	—	1,117	1,117
LIFO liquidation	—	(3,800)	—	(3,800)
Lease termination costs	(420)	29,664	—	29,244
Employee termination costs	(1)	2,311	—	2,310
Other location closing costs	81	2,533	—	2,614

Total	$(6,928)	28,526	2,747	24,345

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Continuing Operations	Discontinued Operations
	Restructuring	Loss on Disposal	Loss from Operations	Plan to Date
Plan to April 6, 2005:
Asset impairment and (gain) loss on sale/retirement, net	$2,343	(14,364)	28,543	16,522
Inventory writedowns	—	—	5,625	5,625
LIFO liquidation	—	(10,500)	—	(10,500)
Lease termination costs	77,592	98,323	—	175,915
Employee termination costs	5,161	15,535	—	20,696
Other location closing costs	2,117	18,875	—	20,992

Total	$87,213	107,869	34,168	229,250

The following table summarizes the change in liability recorded for the plan year to date to April 6, 2005:

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	19,024	16,003	3,021
Utilizations	(20,931)	(15,895)	(5,036)
Adjustments	(2,776)	(2,776)	—

Balance at April 6, 2005	$2,341	1,092	1,249

Employee termination costs and other location closing costs are included in accrued wages and salaries and liabilities subject to compromise, respectively, in the Condensed Consolidated Balance Sheets. See Note P for a reconciliation of lease termination costs.

Net sales from discontinued operations were $17.2 million and $238.5 million for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively, and were $286.4 million and $821.2 million for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

(T)	Hurricane Losses and Insurance Recoveries: During fiscal 2005, four hurricanes, Charley, Frances, Ivan and Jeanne, caused inventory damage, property damage, power outages, and store closings in much of the Company’s operating area. The Company’s named windstorm insurance covers these types of losses as well as business interruption losses subject to an annual deductible of $10.0 million for the first named windstorm and $0.1 million for each additional named windstorm. For the four hurricanes, the Company’s total deductible was $10.3 million. Retail inventory losses are covered at the retail sales price. The excess of the retail sales price over the cost of the inventory is expected to substantially offset out-of-pocket costs, thereby resulting in no impact to net income. Losses related to inventory damage of $34.0 million and payroll and other related expenses of $21.5 million have been recognized during the 40 weeks ended April 6, 2005 and are classified as cost of sales and other operating and administrative expenses, respectively. Insurance recoveries of $55.5 million have been recognized during the 40 weeks ended April 6, 2005 and are classified as income in the same line items as the losses described above. The Company has received $36.0 million related to initial advances on the claim. As of April 6, 2005, an insurance claim receivable of $19.5 million is recorded as a current asset in the accompanying balance sheet. The Company is currently preparing its claim for business interruption and other loss coverage.

(U)	Guarantor Subsidiaries: During fiscal 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1.0 billion in debt securities. Under the terms of its Notes, which were issued under the registration statement, the Company is not currently permitted to issue any additional debt securities under the registration statement. The debt securities issued under the registration statement are jointly and severally, fully and unconditionally guaranteed by substantially all of the Company’s operating subsidiaries. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
12 Weeks ended April 6, 2005
Net sales	$1,364,251	914,165	—	2,278,416
Cost of sales	1,013,301	677,287	—	1,690,588

Gross profit on sales	350,950	236,878	—	587,828
Other operating & administrative expenses	485,565	165,475	—	651,040
Impairment charges	17,217	34,048	—	51,265
Restructuring gains	(394)	(6,534)	—	(6,928)

Operating (loss) earnings	(151,438)	43,889	—	(107,549)
Equity in earnings of consolidated subsidiaries	158,206	—	(158,206)	—
Interest expense (income), net	11,414	(28)	—	11,386

(Loss) earnings before reorganization items and income taxes	(4,646)	43,917	(158,206)	(118,935)
Reorganization items, net	14,174	(162,262)	—	(148,088)
Income tax expense	—	—	—	—

(Loss) earnings from continuing operations	(18,820)	206,179	(158,206)	29,153
Net earnings (loss) from discontinued operations	5,414	(47,973)	—	(42,559)

Net (loss) earnings	$(13,406)	158,206	(158,206)	(13,406)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
12 Weeks ended March 31, 2004
Net sales	$1,221,335	1,206,411	—	2,427,746
Cost of sales	886,765	892,127	—	1,778,892

Gross profit on sales	334,570	314,284	—	648,854
Other operating & administrative expenses	326,681	310,126	—	636,807
Restructuring charges	1,786	—	—	1,786

Operating income	6,103	4,158	—	10,261
Equity in losses of consolidated subsidiaries	(8,498)	—	8,498	—
Interest income, net	(8,473)	—	—	(8,473)

Earnings before income taxes	6,078	4,158	8,498	18,734
Income tax expense	5,340	1,523	—	6,863

Earnings from continuing operations	738	2,635	8,498	11,871
Net loss from discontinued operations	(128)	(11,133)	—	(11,261)

Net earnings (loss)	$610	(8,498)	8,498	610

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
40 Weeks ended April 6, 2005
Net sales	$4,053,107	3,637,551	—	7,690,658
Cost of sales	2,976,095	2,686,197	—	5,662,292

Gross profit on sales	1,077,012	951,354	—	2,028,366
Other operating & administrative expenses	1,182,740	978,762	—	2,161,502
Impairment charges	113,301	34,048	—	147,349
Restructuring charges	314	77,852	—	78,166

Operating loss	(219,343)	(139,308)	—	(358,651)
Equity in losses of consolidated subsidiaries	(248,462)	—	248,462	—
Interest expense, net	29,422	3	—	29,425

Loss before reorganization items and income taxes	(497,227)	(139,311)	248,462	(388,076)
Reorganization items, net	14,174	(162,262)	—	(148,088)
Income tax expense	58,038	123,776	—	181,814

Loss from continuing operations	(569,439)	(100,825)	248,462	(421,802)
Net earnings (loss) from discontinued operations	3,255	(147,637)	—	(144,382)

Net loss	$(566,184)	(248,462)	248,462	(566,184)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
40 Weeks ended March 31, 2004
Net sales	$4,000,918	4,073,726	—	8,074,644
Cost of sales	2,938,346	3,009,165	—	5,947,511

Gross profit on sales	1,062,572	1,064,561	—	2,127,133
Other operating & administrative expenses	1,076,459	1,096,327	—	2,172,786
Impairment charges	10,849	18,653	—	29,502
Restructuring charges	1,786	—	—	1,786

Operating loss	(26,522)	(50,419)	—	(76,941)
Equity in losses of consolidated subsidiaries	(58,772)	—	58,772	—
Interest expense, net	4,761	—	—	4,761

Loss before income taxes	(90,055)	(50,419)	58,772	(81,702)
Income tax benefit	(12,863)	(20,142)	—	(33,005)

Loss from continuing operations	(77,192)	(30,277)	58,772	(48,697)
Net loss from discontinued operations	(493)	(28,495)	—	(28,988)

Net loss	$(77,685)	(58,772)	58,772	(77,685)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
April 6, 2005
Merchandise inventories	$315,079	476,344	—	791,423
Other current assets	194,854	197,145	—	391,999

Total current assets	509,933	673,489	—	1,183,422
Property, plant and equipment, net	405,135	422,567	—	827,702
Other non-current assets	99,972	17,817	—	117,789
Investments in and advances to/from subsidiaries	345,901	—	(345,901)	—

Total assets	$1,360,941	1,113,873	(345,901)	2,128,913

Accounts payable	$11,372	102,101	—	113,473
Other current liabilities	133,561	145,373	—	278,934

Total current liabilities	144,933	247,474	—	392,407
Long-term debt	390	—	—	390
Other non-current liabilities	198,111	68,160	—	266,271

Total liabilities not subject to compromise	343,434	315,634	—	659,068
Liabilities subject to compromise	674,350	452,338	—	1,126,688
Common stock of $1 par value	141,947	6,334	(6,334)	141,947
Retained earnings and other shareholders’ equity	201,210	339,567	(339,567)	201,210

Total liabilities and shareholders’ equity	$1,360,941	1,113,873	(345,901)	2,128,913

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
June 30, 2004
Merchandise inventories	$313,016	627,513	—	940,529
Other current assets	225,343	184,926	—	410,269

Total current assets	538,359	812,439	—	1,350,798
Property, plant and equipment, net	424,041	462,014	—	886,055
Other non-current assets	244,885	137,153	—	382,038
Investments in and advances to/from subsidiaries	550,993	—	(550,993)	—

Total assets	$1,758,278	1,411,606	(550,993)	2,618,891

Accounts payable	$101,947	409,496	—	511,443
Other current liabilities	201,010	226,413	—	427,423

Total current liabilities	302,957	635,909	—	938,866
Long-term debt	300,605	—	—	300,605
Other non-current liabilities	237,371	224,704	—	462,075
Common stock of $1 par value	142,028	6,337	(6,337)	142,028
Retained earnings and other shareholders’ equity	775,317	544,656	(544,656)	775,317

Total liabilities and shareholders’ equity	$1,758,278	1,411,606	(550,993)	2,618,891

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
40 Weeks ended April 6, 2005
Net cash used in operating activities	$(4,562)	(89,806)	—	(94,368)

Purchases of property, plant and equipment, net	(40,332)	(67,115)	—	(107,447)
Proceeds from sale of assets	—	73,895	—	73,895
Decrease in other assets	176,694	40,169	(205,092)	11,771

Net cash provided by (used in) investing activities	136,362	46,949	(205,092)	(21,781)

Gross borrowings on credit facilities	964,277	—	—	964,277
Gross repayments on credit facilities	(858,000)	—	—	(858,000)
Principal payments on long-term debt	(205)	—	—	(205)
Other	(256,743)	39,134	205,092	(12,517)

Net cash (used in) provided by financing activities	(150,671)	39,134	205,092	93,555

Decrease in cash and cash equivalents	(18,871)	(3,723)	—	(22,594)
Cash and cash equivalents at beginning of the year	49,909	6,909	—	56,818

Cash and cash equivalents at end of the period	$31,038	3,186	—	34,224

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
40 Weeks ended March 31, 2004
Net cash provided by operating activities	$17,105	141,026	—	158,131

Purchases of property, plant and equipment, net	(80,421)	(81,360)	—	(161,781)
Decrease (increase) in other assets	93,473	(220,211)	104,522	(22,216)

Net cash used in investing activities	13,052	(301,571)	104,522	(183,997)

Gross borrowings on credit facilities	277,000	—	—	277,000
Gross repayments on credit facilities	(277,000)	—	—	(277,000)
Principal payments on long-term debt	(232)	—	—	(232)
Dividends paid	(21,218)	—	—	(21,218)
Other	(54,674)	160,260	(104,522)	1,064

Net cash (used in) provided by financing activities	(76,124)	160,260	(104,522)	(20,386)

Decrease in cash and cash equivalents	(45,967)	(285)	—	(46,252)
Cash and cash equivalents at beginning of the year	120,111	7,404	—	127,515

Cash and cash equivalents at end of the period	$74,144	7,119	—	81,263

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

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

(V)	Litigation: In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) relating to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. In the event that any claims alleged in these lawsuits are sustained against the Company, the claims will be treated in the Company’s Chapter 11 case, and to the extent any such claims are subject to the provisions of 11 U.S.C. §510(b), such claims will be subordinated to other claims against the Company.

In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and its former officers and directors who served from May 6, 2002 through the present. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believes that all of these claims are without merit and intends to defend itself vigorously. Moreover, any derivative claims would belong to the Company’s Chapter 11 estate and the automatic stay would prevent any party other than the Company from pursuing such claims. For more information on these claims, see “Item 1: Legal Proceedings” contained in Part II of this report.

On or about April 29, 2005, the Company received a letter from the United States Attorney for the Southern District of Florida indicating that a federal grand jury is investigating possible violations of federal criminal law arising out of activities related to illegal importation, possession, transportation and sale of undersized lobster in and within the United States and the State of Florida, and that the Company is a target of the investigation. The laws potentially applicable are intended to protect the feed stocks of lobsters (and other fish and wildlife). The Company is fully cooperating and believes it has defenses to any potential charges. At this early stage of this matter, the Company is unable to predict the outcome of this investigation.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevents parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits will be treated in the Company’s Chapter 11 case either pursuant to a confirmed plan of reorganization or as otherwise ordered by the Court. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay and will be handled by the Company in the ordinary course of business.

(W)	Earnings (Loss) Per Share: Earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to anti-dilution limitations. Diluted earnings (loss) per share excludes anti-dilutive stock options of 4,773,862 and 3,746,848 as of April 6, 2005 and March 31, 2004, respectively.

(X)	Reorganization items, net: Reorganization items, net, represents amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Condensed Consolidated Statements of Operations. The following describes the components of reorganization items, net:

12 weeks ended April 6, 2005
Professional fees	$8,454
Lease rejections	(166,120)
Write-off of debt issue costs	4,255
Other	5,323

Reorganization items, net	$(148,088)

Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. Payments during the 12 weeks ended April 6, 2005 for professional service fees and retainers were $3.3 million. The Company has rejected leases related to 147 previously closed facilities. The liability previously recorded for these facilities was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

upon the statutory limits in §502(b)(6) of the Bankruptcy Code. The Company recognized approximately $166.1 million of non-cash income due to the rejections of these leases and this limitation. The Company may reject additional leases in the future, which may result in recognition of material gains or losses.

In accordance with SOP 90-7, the Company ceased amortization of debt issue costs related to pre-petition obligations on the Petition Date. The $4.3 million unamortized balance related to unsecured debt (the Notes) has been expensed as an adjustment to the net carrying value of the pre-petition debt.

(Y)	Interest Expense: The following describes the components of interest expense, net in the accompanying statements of operations:

	12 weeks ended		40 weeks ended
	Apr. 6, 2005	Mar. 31, 2004	Apr. 6, 2005	Mar. 31, 2004
Interest expense	11,975	9,373	31,667	24,893
Capitalized interest	(305)	(226)	(1,308)	(1,404)
Interest income	(284)	(403)	(934)	(1,511)
Swap unwind	—	(17,217)	—	(17,217)

Interest expense (income), net	11,386	(8,473)	29,425	4,761

Included in interest expense for the 12 and 40 weeks ended April 6, 2005 is the write off of $5.2 million unamortized balance of debt issue costs related to our Pre-petition Facility which has been paid in full and cancelled upon approval of the DIP Credit Facility. As of the Petition Date, the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise in the balance sheets, in accordance with SOP 90-7. Interest at the stated contractual amount on unsecured debts that was not accrued for this reason for both the 12 and 40 week periods ended April 6, 2005 was $3.2 million.

(Z)	New Accounting Pronouncements: FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate adoption of this interpretation will have a material impact on its financial position, results of operations, or cash flows.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. Under SFAS 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. The Company currently recognizes compensation expense at fair value for share-based payment awards in accordance with SFAS 123 and does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Code”) in the United States Bankruptcy Court. Our subsidiaries, W-D Bahamas Ltd. (and its direct and indirect subsidiaries) and WIN General Insurance, Inc. (the “Non-Filing Entities”, collectively with the Debtors, the “Company”) did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Condensed Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company.

At the end of our second quarter, we reported a significant decline in liquidity due to operating losses, our failure to meet an EBITDA (earnings before interest, taxes, depreciation and amortization) test that reduced available borrowings under our revolving credit facility by $100.0 million, higher than desired inventory levels at the end of the second quarter, and a decrease in accounts payable of $82.2 million during the second quarter. Following the announcement of our second quarter operating results, in which we reported increased losses and reduced liquidity, and subsequent downgrades from the major debt rating agencies, we experienced a tightening of trade credit by many of our vendors and our primary bank eliminated our incoming and outgoing ACH float, which further reduced our cash availability. We decided to seek judicial reorganization under Chapter 11 to address the financial and operational challenges that have hampered our recent performance.

The Chapter 11 proceedings were initiated in the United States Bankruptcy Court for the Southern District of New York (the “N.Y. Court”) on the Petition Date. On April 13, 2005, the N.Y. Court ordered a change of venue for the bankruptcy proceedings to the United States Bankruptcy Court for the Middle District of Florida (the “Florida Court”). The change in venue does not affect substantial rulings that have already been handed down by the N.Y. Court, including approval of debtor-in-possession financing, subject, however, to further order of the Florida Court. The cases are being jointly administered by the Florida Court under the caption “In re Winn-Dixie Stores, Inc., et al., Case No. 05-03817.” References to the “Court” refer to either the N.Y. Court or the Florida Court as appropriate.

We currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of and ultimate payments by us under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less (and possibly substantially less) than 100% of their face value. As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization until June 21, 2005 or such later date as may be designated by the Court upon motion of the Debtors. At this time, the Debtors expect to seek an extension of the exclusive plan filing period. If the period is not extended, other parties in interest will be permitted to file a plan after June 21, 2005. There can be no assurance that the exclusive period will be extended by the Court, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated.

In conjunction with the Chapter 11 filing, the Debtors were granted several “first day” orders by the Court that enable us to operate substantially in the ordinary course of business during the bankruptcy proceedings. Among the “first day” orders are orders that permit the Debtors to: pay salaries, wages and health and welfare benefits to associates in the ordinary course of business; honor customer service programs, such as returns, refunds, coupons, gift cards and our Customer Reward Card program; and pay certain limited categories of other pre-petition claims as necessary to avoid harm to the business. The Court also granted interim approval for us to access up to $600.0 million of our new $800.0 million debtor-in-possession credit facility (“DIP Credit Facility”) to supplement our cash flow during the reorganization process. In March 2005, the Court gave final approval to the DIP Credit Facility, related security interests and utilization of the full amount of the DIP Credit Facility as needed. See Liquidity and Capital Resources for further discussion of the DIP Credit Facility.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. In this context, “assumption” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” means that we are relieved from our obligations to perform further under the contract or lease, but are subject to a pre-petition claim for damages for the breach thereof subject to certain limitations. Any damages resulting from rejection of executory contracts permitted to be recovered under Chapter 11 will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

We are in the process of reviewing our executory contracts and unexpired leases to determine which, if any, we will reject in addition to the leases related to 147 closed facilities that were rejected by the “first day” orders. On April 29, we filed a motion to reject another 24 leases, and an order is pending. We expect that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with any degree of certainty. We have incurred, and will continue to incur, significant costs associated with the reorganization. See Results of Operations for further discussion of reorganization items.

We have filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as shown on our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Court has established a general deadline of August 1, 2005 (the “Bar Date”) for the filing of proofs of claim. We have mailed notices to all known creditors specifying the deadline to file proofs of claim. Differences between amounts scheduled by the Debtors and claims filed by creditors will generally be investigated and resolved in connection with a claims resolution and objection process at the appropriate time. That process will not commence until after the Bar Date and, in light of the number of creditors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of these claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently estimable.

The Office of the United States Trustee has appointed an unsecured creditors committee. The creditors committee and its legal representatives have a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no assurance that the creditors committee will support our positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements with such committee could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy and could delay or prevent our emergence from bankruptcy.

Under the priority scheme established by the Bankruptcy Code, as a general rule, post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our stock receiving no value for their interests and holders of unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of our common stock and unsecured debt is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

Our common stock was previously quoted on the New York Stock Exchange (“NYSE”). On February 22, 2005, the NYSE suspended trading of our common stock and initiated procedures to delist the securities as a result of our Chapter 11 filings. The delisting was effective March 31, 2005. On February 23, 2005, we announced that our common stock would trade in the “pink sheets” maintained by Pink Sheets, LLC under the symbol “WNDXQ.”

Strategy and Operations Review

We intend to use the reorganization process to take action, in addition to the actions that we had commenced in the previous year, to improve our operations and financial performance and strengthen our business. The process will involve our planned exit from identified retail designated market areas (“DMAs”) and from underperforming stores within retained markets. DMAs are evaluated primarily on measures of market position, DMA-level cash flows, geographic adjacencies and management’s opinion of opportunities to improve performance in the DMA. Individual stores are evaluated primarily on the basis of store-level cash flow, the quality of the real estate, competitive activity, the impact of other Winn-Dixie store closures and management’s opinion of opportunities to improve performance at the store. During the fourth quarter, marketing efforts will commence in order to sell or assign locations to potential buyers. If these marketing efforts are unsuccessful, those locations will be included in a motion for lease rejection. We anticipate these decisions to be ongoing and continue into fiscal 2006.

At the same time that we evaluate and modify our retail footprint, we are also implementing merchandising initiatives to improve our customers’ shopping experience and help drive sales and profit growth across the chain. Our approach in this regard is to launch initiatives department by department to facilitate training of the store staff. During the third quarter, we launched the first set of sales initiatives, which were focused on our fresh produce department. We expect to continue to implement sales initiatives focused on additional departments within our retail stores during the fourth quarter of fiscal 2005 and the first half of fiscal 2006. In addition, we are establishing a Vice President of Customer Service position, which will report directly to the Chief Executive Officer and be responsible for improving the level of customer service delivered to the customers in our stores.

We are evaluating all aspects of our field and administrative support organizations to ensure the organizations are appropriate for the future configuration of our retail business. Our expectation is that our retail store base will be reduced and the review of our field and administrative support organizations will provide opportunities to reduce annual expenses through reengineering the organization, staff reductions, and other actions.

Results of Operations

Continuing Operations

Net sales. Net sales for the 12 weeks ended April 6, 2005 were $2.3 billion, a decrease of $149.3 million, or 6.2%, compared to the same period in the 12 weeks ended March 31, 2004. Net sales for the 40 weeks ended April 6, 2005 were $7.7 billion, a decrease of $384.0 million, or 4.8%, compared to the same period in the prior year. Identical store sales for continuing operations locations, which include store enlargements and exclude the sales from stores that opened or closed during the period, decreased 6.0% for the 12 weeks ended April 6, 2005 and 4.9% for the 40 weeks ended April 6, 2005 compared to the same periods in the prior year. Comparable store sales for continuing operations locations, which include replacement stores, decreased 5.9% for the 12 weeks ended April 6, 2005 and 4.8% for the 40 weeks ended April 6, 2005 compared to the same periods in the prior year. Excluding discontinued operations locations, a total of 918 locations were in operation on April 6, 2005 compared to 923 on March 31, 2004. As of April 6, 2005, retail space, excluding discontinued operations locations, remained unchanged at approximately 41.3 million square feet.

The decline in identical store sales is due primarily to a decline in customer count (measured by the number of in-store sales transactions) for the 12 and 40 weeks ended April 6, 2005. We believe the decline in customer count was primarily attributable to the competitive factors that have impacted our sales over the last several years and more significantly in the last several quarters, most notably competitor store openings in our operating areas, conditions in our stores and competitor pricing and promotional activity. We also experienced some negative impact on sales due to a temporary disruption to the supply chain caused by the Chapter 11 filing. These factors were partially offset by increased sales in the quarter due to the timing of the Easter holiday, which fell within the third quarter of fiscal 2005 but in the fourth quarter of fiscal 2004, as well as the launch of our produce campaign during the quarter.

Based on our knowledge of competitor activity in our trade areas, we anticipate that our identical store sales will continue to be negatively impacted by competitor store openings. In addition, our total sales growth will continue to be negatively impacted by our lack of projected Company store openings and remodelings.

Gross Profit on Sales. Gross profit on sales decreased $61.0 million for the 12 weeks ended April 6, 2005 compared to the 12 weeks ended March 31, 2004. Gross profit on sales decreased $98.8 million for the 40 weeks ended April 6, 2005 compared to the 40 weeks ended March 31, 2004. As a percentage of sales, the gross margin was 25.8% and 26.7%, for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively, and 26.4% and 26.3% for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

Our gross margin for the third quarter was 25.8%, a decrease of 90 basis points as compared to the third quarter of the prior year and a decrease of 60 basis points as compared to the second quarter of fiscal 2005. In the third quarter, we launched a campaign which lowered prices on produce items. In anticipation of this campaign, we limited advertised special offers in other departments which more than offset the reduction in gross margin rate from the produce campaign. The overall decline was attributable to an increase in inventory shrinkage as a percentage of sales, which was responsible for approximately 55 basis points of the total decrease from the second quarter; as well as a reduction in rebates from vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements was responsible for approximately 50 basis points of the total decrease from the second quarter. As well, we have received fewer cash discounts due to changes to payment terms with several vendors since the Chapter 11 filing. The shrinkage occurred primarily in perishable items. Inventory shrinkage is due to spoilage, breakage and other inventory losses.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased by $14.2 million for the 12 weeks ended April 6, 2005 compared to the 12 weeks ended March 31, 2004. Other operating and administrative expenses decreased by $11.3 million for the

40 weeks ended April 6, 2005 compared to the 40 weeks ended March 31, 2004. As a percentage of sales, other operating and administrative expenses was 28.6% and 26.2% for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively, and 28.1% and 26.9% for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

The increase for the 12 weeks ended April 6, 2005 compared to the same period in the prior year related to an increase in retail salaries and professional fees partially offset by a decrease in other retail expenses such as rent and supplies. The decrease for the 40 weeks ended April 6, 2005 compared to the same period in the prior year related to the same types of fluctuations experienced in the 12 weeks offset by a $21.4 million increase in our reserve for self-insurance which was recorded in the second quarter of fiscal 2004 without a similar adjustment during fiscal 2005. The increase in operating and administrative expenses as a percentage of sales is due to our fixed expenses remaining relatively consistent over the prior year while sales have declined.

Asset Impairment. We continually evaluate our stores’ performance to monitor the carrying value of our long-lived assets in comparison to projected cash flows. We reviewed the carrying amount of long-lived assets in our store locations in each quarter of fiscal 2005. We estimated the future cash flows expected to result from continuing operations and the residual value of the long-lived assets in each store and concluded that the undiscounted cash flows were less than the carrying amount of the related assets for certain store locations. Certain cash flow estimates were modified during the third quarter based on our anticipated exits from identified retail DMAs and from underperforming stores within retained markets, resulting in a determination that the related assets had been impaired. Modifications to the cash flow estimates include the number and timing of stores to be exited, the percentage of stores to be sold and sales proceeds, among others. Impairment charges of $30.6 million and $39.6 million were recognized during the 12 and 40 weeks ended April 6, 2005, respectively, related to store continuing operations. We performed a similar analysis of the long-lived assets in our distribution centers and manufacturing facilities, and recognized asset impairment charges of $10.1 million and $0.1 million, respectively, during the third quarter. Future asset disposals, which will require Court approval, could result in additional impairment charges.

Certain information technology projects have been discontinued due to the Chapter 11 filings, resulting in an impairment charge of $5.6 million in the third quarter related to amounts previously capitalized. Additionally, the carrying values of the two Company airplanes were evaluated based on current market prices for similar assets, resulting in an impairment charge of $4.9 million during the third quarter. One of the airplanes has been sold subsequent to the end of the quarter, and the other is being actively marketed for sale.

We also reviewed our estimates of fair value associated with certain assets related to discontinued operations. Our revised estimates of fair value indicated the need to impair the assets. Impairment charges of $1.6 million and $6.6 million were recognized during the 12 and 40 weeks ended April 6, 2005, respectively, related to discontinued operations. The impairment charge is classified in loss from discontinued operations in the Condensed Consolidated Statements of Operations. These assets in the amount of $11.9 million as of April 6, 2005 are included in prepaid expenses and other assets.

Goodwill Impairment. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. We performed our annual impairment review during fiscal 2004, and concluded that no adjustments were necessary. We performed a subsequent impairment review during the first quarter of fiscal 2005 due to a decline in market capitalization and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test, resulting in a non-cash impairment charge of $87.1 million in the first quarter to record the full impairment of goodwill associated with prior acquisitions.

Reorganization items, net. Reorganization items, net, represents amounts incurred as a direct result of our Chapter 11 filings. In the third quarter, we expensed $8.5 million for professional fees, including financial, legal, real estate and valuation services directly associated with the reorganization process in the third quarter. We have rejected leases related to 147 previously closed facilities. The liability previously recorded for these facilities was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based upon the statutory limits in §502(b)(6) of the Bankruptcy Code. We recognized approximately $166.1 million of non-cash income due to the rejections of these leases and this limitation. In accordance with SOP 90-7, we ceased amortization of debt issue costs related to pre-petition obligations on the Petition Date. The $4.3 million unamortized balance related to unsecured debt (the Notes) has been expensed as an adjustment to the net carrying value of the pre-petition debt.

Interest Expense (Income). Interest expense is primarily interest on long-term and short-term debt and the interest on capital leases. Interest expense was $11.4 million and interest income was $8.5 million for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively, and expense was $29.4 million and $4.8 million for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively. The increase in interest expense in fiscal 2005 is due to the $17.2 million of interest income recognized in the third quarter of fiscal 2004 upon termination of the interest rate swaps related to our Notes and to interest on our revolving credit facilities due to the increase in borrowings during the current fiscal year. Additionally, the $5.2 million unamortized balance of debt issue costs related to our Pre-petition Facility has been expensed, as that facility has been paid in full and the facility cancelled upon approval of the DIP Credit Facility. These increases were partially offset by contractual interest not charged to operations. As of the Petition Date, we ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise in the balance sheet, in accordance with SOP 90-7. Interest at the stated contractual amount on unsecured debts that was not accrued for this reason for both the 12 and 40 week periods ended April 6, 2005 was $3.2 million.

Income Taxes. We evaluated the future realization of our net deferred tax assets during the second quarter of fiscal 2005. As a result of cumulative losses experienced in the current fiscal year and the most recent two fiscal years, due primarily to operating losses and significant restructuring, impairment and discontinued operations disposal costs, we determined that it was more likely than not that our net deferred tax assets will not be realized. We determined it was appropriate to record a full valuation allowance for our net deferred tax assets. A valuation allowance of $314.4 million was recognized during the second quarter of fiscal 2005. We did not recognize any tax benefit from our losses during the 12 weeks ended April 6, 2005.

The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized. Consummation of a plan of reorganization and an ongoing pattern of profitability would generally be considered as sufficient positive evidence. Earnings or losses will not be tax-effected until such time as the realization of future tax benefits can be reasonably assured.

As a result of the Internal Revenue Service (“IRS”) audit of fiscal years 2000-2002, we were assessed $49.0 million in taxes and penalties during the third quarter. We disagree with the position of the IRS and filed a protest on March 31, 2005. No amount in respect of this matter has been accrued in our consolidated financial statements.

Net Loss From Continuing Operations. Net earnings from continuing operations was $29.2 million, or $0.21 per diluted share, as compared to $11.9 million, or $0.08 per diluted share, for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively. Net loss from continuing operations was $421.8 million, or $3.00 per diluted share, as compared to $48.7 million, or $0.35 per diluted share, for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

Hurricane Losses and Insurance Recoveries

During fiscal 2005, four hurricanes, Charley, Frances, Ivan and Jeanne, caused inventory damage, property damage, power outages, and store closings in much of our operating area. Our named windstorm insurance covers these types of losses as well as business interruption losses subject to an annual deductible of $10.0 million for the first named windstorm and $0.1 million for each additional named windstorm. For the four hurricanes, our total deductible was $10.3 million. Retail inventory losses are covered at the retail sales price. The excess of the retail sales price over the cost of the inventory is expected to substantially offset out-of-pocket costs, thereby resulting in no impact to net income. Losses related to inventory damage of $34.0 million and payroll and other related expenses of $21.5 million have been recognized during the 40 weeks ended April 6, 2005 and are classified as cost of sales and other operating and administrative expenses, respectively. Insurance recoveries of $55.5 million have been recognized during the 40 weeks ended April 6, 2005 and are classified as income in the same line items as the losses described above. We have received $36.0 million related to initial advances on our claim. As of April 6, 2005, an insurance claim receivable of $19.5 million is recorded as a current asset in the accompanying balance sheet. We are currently preparing our claim for business interruption and other loss coverage.

Discontinued Operations and Restructuring

On April 23, 2004, our Board of Directors approved an asset rationalization plan (the “2004 Restructure Plan”), which is now substantially complete. The 2004 Restructure Plan detailed the plan to sell or close 45 unprofitable or poorly located stores within our core designated marketing areas (DMAs) and to exit the 16 non-core DMAs by sale or closure of 111 stores. As of April 6, 2005, two stores remain open and are under contract to be sold for which Court approval has been received. In addition to retail locations, the plan provided for exiting three of 14 distribution centers, which is complete. The plan also provided for the sale of four manufacturing plants and the consolidation of two of nine dairy operations. As of April 6, 2005, only one of the four manufacturing plants to be sold remains open and would require Court approval before a sale could be completed. Management does not anticipate that material additional costs will be incurred related to the two stores which will be sold and the plant which is still being marketed for sale.

We consider each store to be a component of a business as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. To determine if a location is includable in discontinued operations, we conducted an analysis of the stores in close proximity to other Winn-Dixie stores and other surrounding competitors and determined that the operations and cash flows of the component have been (or will be) eliminated from our ongoing operations and that cash inflows of remaining stores are not expected to increase as a result of the disposal transaction.

We determined that certain elements of the announced plan met the qualifications to be classified as discontinued operations. Other elements of the announced plan did not qualify and therefore are reported in continuing operations. We determined that all 156 stores and the Louisville, Kentucky distribution center identified in the plan for exit were components of a business and were therefore reported as discontinued operations in the Condensed Consolidated Statements of Operations.

We determined that the dairy and manufacturing operations to be exited and the remaining two distribution centers did not qualify as discontinued operations. The exit of these dairy and manufacturing operations and these two distribution centers did not eliminate our cash outlay for warehousing and similar manufactured goods subsequent to disposal. The results of operations of these facilities were reported in continuing operations. Costs incurred to dispose of the manufacturing and dairy operations and two of the three distribution centers were classified primarily as restructuring costs.

The loss from discontinued operations was $42.6 million and $144.4 million for the 12 and 40 weeks ended April 6, 2005, respectively, which includes a loss on disposal of discontinued operations of $28.5 million and $91.2 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring gains were $6.9 million and charges were $78.2 million for the 12 and 40 weeks ended April 6, 2005, respectively, related to employee termination costs, lease termination costs, and other location closing costs.

Although lease liabilities on closed facilities have been expensed currently, the rent payments will continue through lease termination or rejection in the bankruptcy cases. The following tables display the total costs of the 2004 Restructure Plan incurred for the current quarter and since inception of the plan (amounts in thousands):

	Continuing Operations	Discontinued Operations		Incurred Current Quarter
	Restructuring	Loss on Disposal	Loss from Operations
12 weeks ended April 6, 2005:
Asset impairment and (gain) loss on sale/retirement, net	$(6,588)	(2,182)	1,630	(7,140)
Inventory writedowns	—	—	1,117	1,117
LIFO liquidation	—	(3,800)	—	(3,800)
Lease termination costs	(420)	29,664	—	29,244
Employee termination costs	(1)	2,311	—	2,310
Other location closing costs	81	2,533	—	2,614

Total	$(6,928)	28,526	2,747	24,345

	Continuing Operations	Discontinued Operations
	Restructuring	Loss on Disposal	Loss from Operations	Plan to date
Plan to April 6, 2005:
Asset impairment and (gain) loss on sale/retirement, net	$2,343	(14,364)	28,543	16,522
Inventory writedowns	—	—	5,625	5,625
LIFO liquidation	—	(10,500)	—	(10,500)
Lease termination costs	77,592	98,323	—	175,915
Employee termination costs	5,161	15,535	—	20,696
Other location closing costs	2,117	18,875	—	20,992

Total	$87,213	107,869	34,168	229,250

The following table summarizes the change in liability recorded for the plan year to date to April 6, 2005 (amounts in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	19,024	16,003	3,021
Utilizations	(20,931)	(15,895)	(5,036)
Adjustments	(2,776)	(2,776)	—

Balance at April 6, 2005	$2,341	1,092	1,249

Employee termination costs and other location closing costs are included in accrued wages and salaries and liabilities subject to compromise, respectively, in the Condensed Consolidated Balance Sheets.

Net sales from discontinued operations were $17.2 million and $238.5 million for the 12 weeks ended April 6, 2005 and March 31, 2004, respectively, and were $286.4 million and $821.2 million for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

Liquidity and Capital Resources

As discussed previously, on February 21, 2005 we filed for judicial reorganization under Chapter 11 to address the financial and operational challenges that have hampered our recent performance.

We have $300.0 million of outstanding senior notes (the “Notes”) bearing interest at 8.875% per annum. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. See Commitments and Contractual Obligations for further discussion. While operating under Chapter 11, we are prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. As of the Petition Date, in accordance with SOP 90-7, we have ceased accruing interest on all unsecured debt subject to compromise.

On February 23, 2005, the Court authorized Winn Dixie Stores, Inc. and five specified debtor subsidiaries, on an interim basis, to enter into the DIP Credit Facility. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on our assets, which lien has senior priority with respect to substantially all of our assets and by a super priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility consists of a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement included as Exhibit 10.2 to a Current Report on Form 8-K filed February 24, 2005 and the amendment to the DIP Credit Facility dated March 31, 2005 and filed as Exhibit 10.4 to this Form 10-Q. The following capitalized terms have specific meanings as defined in the DIP Credit Facility agreement, as amended: Borrowing Base, Reserves, Excess Availability and EBITDA.

On February 23, 2005, the Court also authorized on an interim basis borrowings of up to $600.0 million under the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. In March 2005, the Court gave final approval to the entire $800.0 million DIP Credit Facility and borrowings thereunder. The initial usage was approximately $440.0 million, of which approximately $267.0 million was used to repay the outstanding indebtedness under the Pre-petition Facility and approximately $161.8 million was issued as letters of credit in order to continue the letters of credit issued under the Pre-petition Facility. Approximately $10.0 million was used to pay various issue costs related to the DIP Credit Facility; these costs are being amortized over the two-year term of the facility.

At our option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral (LIBOR plus 2.0% or the bank’s prime rate plus 0.5% at April 6, 2005). In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants that are customary for such transactions, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group. In addition, we are required to provide the bank group with monthly projections starting no later than May 31, 2005. At that time, we will be subject to an EBITDA test and a capital expenditure test. At all times, Excess Availability is not permitted to fall below $100.0 million. As of April 6, 2005, we were in compliance with all covenants and requirements, and Excess Availability was approximately $424.5 million, as summarized below:

April 6, 2005
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $249,804)	$530,790
Outstanding borrowings	(106,277)

Excess Availability as of April 6, 2005	$424,513

Our obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by us of any of the representations, warranties, or covenants made in the DIP Credit Facility agreement, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) 24 months after the date of the initial loans, (b) the effective date of any confirmed plan of reorganization, and (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility.

Prior to the Petition Date, our primary sources of working capital had been cash flows from operations, vendor trade credit, float from our primary bank related to ACH transactions and borrowings under our Pre-petition Facility. Wachovia Bank, N.A. served as administrative agent and lender under this facility. This facility has been paid in full from proceeds under the DIP Credit Facility and cancelled.

As discussed, we are operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. As a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs and sources at this time. While the Chapter 11 cases proceed, our principal sources of liquidity are expected to be cash generated from operations and funds available under the DIP Credit Facility. Our principal uses of cash are expected to be administrative expenses of the cases, operating expenses, and debt service (including both interest payments under the DIP Credit Facility and payments made in respect of pre-petition debt in accordance with orders of the Court). We believe that our liquidity and capital resources will be sufficient to maintain our normal operations at current levels during the bankruptcy proceedings. However, our access to additional financing during these proceedings will likely be very limited.

The outstanding borrowing, including the revolving loan balance and the term loan, on the DIP Credit Facility was $106.3 million at April 6, 2005, compared to $153.0 million of revolving loans on the Pre-petition Facility at January 12, 2005. The average and peak borrowings on the revolving loans during the 12 weeks ended April 6, 2005 were $164.7 million and $277.7 million, respectively.

At April 6, 2005, we had letters of credit totaling $171.6 million issued under the DIP Credit Facility. Of the total, $0.3 million are import letters of credit, and $171.3 million are workers’ compensation standby letters of credit. Additionally, $17.0 million in letters of credit have been issued outside of the DIP Credit Facility for workers’ compensation purposes and are secured by marketable securities valued at $19.5 million at April 6, 2005.

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data (amounts in thousands) for the 40 weeks ended April 6, 2005 and March 31, 2004:

	40 Weeks Ended
	April 6, 2005	March 31, 2004
Cash (used in) provided by:
Operating activities	$(94,368)	158,131
Investing activities	(21,781)	(183,997)
Financing activities	93,555	(20,386)

Cash used in operations for the 40 weeks ended April 6, 2005 was $94.4 million which is substantially less than the net loss of $566.2 million due to non-cash items including asset impairment charges, valuation allowance on our deferred tax assets recognized during the second quarter, partially offset by non-cash gains related to rejected leases on 147 closed facilities. The cash effect of reorganization items included in cash used in operating activities of $3.3 million relates primarily to fees and retainers paid for professional services related to our bankruptcy proceedings including financial, legal, real estate and valuation services professionals.

We have experienced delays in receipt of payment from vendors related to various promotional allowance agreements causing a significant increase in trade and other receivables since the Petition Date. Certain vendors may seek through setoff or recoupment to apply amounts they owe us with respect to the pre-petition period to pre-petition liabilities owed to such vendors by us. In addition, since the Petition Date certain vendors require cash deposits upon ordering merchandise inventory.

Cash used in investing activities for the 40 weeks ended April 6, 2005 includes cash proceeds of $73.9 million from the sale of facilities.

Capital expenditures totaled $107.4 million and $161.8 million for the 40 weeks ended April 6, 2005 and March 31, 2004, respectively.

The current costs of our 2004 Restructure Plan, primarily severance and other closing costs, were funded from proceeds from the sale of facilities and operating cash flow. The future costs of lease payments on closed facilities will need to be funded from our available liquidity and may be reduced through future lease rejections for which settlement will be paid through a plan of reorganization.

Commitments and Contractual Obligations

The filing of our Chapter 11 cases caused us to default under certain of our direct financial obligations which may include certain long-term and short-term debt obligations as well as leases. The filing created an event of default under our Pre-Petition Facility. As described above, this facility has been paid off and cancelled subsequent to the Petition Date. The filing also created an event of default under our Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The ability of the Noteholders to enforce their rights is stayed as a result of the Chapter 11 filings, and their rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The filing may have also created an event of default under substantially all of our leases, including leases related to our information technology, as well as store, warehouse and manufacturing properties. The ability of the lessors to enforce their rights is stayed as a result of the Chapter 11 filings, and the lessors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Impact of Inflation

Our primary costs, inventory and labor, increase with inflation. Recovery of these costs will come, if at all, from improved operating efficiencies, including improvements in merchandise procurement, and through improved gross profit margins, consistent with the competitive environment.

Critical Accounting Policies

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. We cannot determine future events and their effects with absolute certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. We constantly review these significant factors and make adjustments where facts and circumstances dictate. Certain assumptions and projections have been modified from the prior quarter due to our Chapter 11 filings. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

Our financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. Pre-petition liabilities subject to compromise are segregated in the unaudited Condensed Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

The following is a discussion of our critical accounting policies. These accounting policies are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters.

Revenue recognition. We recognize revenue at the time of sale for retail sales. Sales discounts are offered to customers at the point of sale as part of the Company’s Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of sale.

In addition, we periodically offer awards to customers in the form of sales discounts to be used on a future purchase based on an accumulation of points as part of our Customer Reward Card program. The obligation related to the award of a future sales discount is recognized as a reduction of sales based on a systematic and rational allocation of the cost of the award earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the award.

Vendor allowances. We receive various rebates from third party vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements. We classify such rebates as either a reduction of cost of sales or a reduction of ending inventory, depending on the nature of the rebate and whether the related inventory has been sold.

We record promotional allowances as a reduction of cost of sales as they are earned. Promotional allowance recognition is determined in accordance with the terms of the underlying vendor agreement and management’s conclusion that the earnings process is complete. Certain promotional allowances are associated with long-term contracts that require time-based merchandising of vendor products or specific performance by us. We recognize contractually obligated allowances as the specific performance criteria set forth in the contract are met or when time expires. In addition, we defer from recognition portions of promotional allowances that are contractually refundable to the vendor until realization is assured.

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

To the extent that any of the foregoing forms of rebates are attributable to the pre-petition period, vendors may seek to apply them to any pre-petition liabilities owing such vendors through setoff or recoupment.

We make judgments and estimates related to specific purchase or sales levels and related inventory turnover. Unanticipated changes in these factors may produce materially different amounts of cost of sales related to these agreements.

Self-insurance reserves. We self-insure for certain insurable risks consisting primarily of physical loss to property, business interruptions, workers’ compensation, comprehensive general and auto liability. We obtain insurance coverage for catastrophic property and casualty exposures as well as those risks requiring insurance by law or contract. We base liabilities relating to workers’ compensation, comprehensive general and auto liability claims on independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims.

Our accounting policies regarding insurance reserves include certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of the Chapter 11 filings. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

We have obtained authorization from the Court to pay our workers’ compensation obligations in the ordinary course of business. On May 6, 2005 we received Court authority to pay our self-insured auto liability claims in the ordinary course of business.

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

Goodwill. We test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). We determined that we are contained within one reporting unit and, as such, impairment is tested at the company level. Our judgments and estimates related to the evaluation of goodwill for impairment are affected by factors such as changes in economic conditions and changes in operating performance.

Store closing costs. We provide for closed store liabilities relating to the estimated post-closing lease liabilities and other related exit costs associated with store closing commitments. We pay closed store liabilities over the lease terms associated with the closed stores having remaining terms ranging from one to 20 years. We estimate the lease liabilities, net of estimated sublease income only to the extent of the liability. We use a discount rate based on a credit-adjusted risk-free rate to calculate the present value of the anticipated rent payments on closed stores. Other exit costs include real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes, over the anticipated remaining lease term. Store closings are generally completed within one year after the decision to close.

Adjustments to closed store liabilities and other exit costs relate to changes in subtenants, actual exit costs differing from original estimates, and recomputation of liabilities based upon statutory formulas when a lease is rejected. We make adjustments for changes in estimates in the period in which the change becomes known. We reverse any excess store closing liability remaining upon settlement of the obligation in the period that such settlement is determined. We classify inventory write-downs in connection with store closings as cost of sales. We expense costs to transfer inventory and equipment from closed stores as incurred. Changes in economic conditions affect our judgments and estimates related to store closing liabilities and may result in materially different amounts of expense.

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

Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projects relating to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements include and may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes,” or “intends” and similar words and phrases.

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results, particularly while the Chapter 11 cases are proceeding. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed below, and other factors that you may wish to consider, are contained elsewhere in our filings with the Securities and Exchange Commission. There are a number of factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements.

Similarly, the risks and uncertainties listed below and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and other debt or equity securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that the Company will be reorganized in a manner that will substantially reduce or eliminate any remaining value. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

There can be no assurance that our Chapter 11 reorganization process will be successful. Risk factors related to our efforts include, but are not limited to, the following:

•	Our ability to continue as a going concern and to create positive cash flow from operations.

•	Our ability to operate pursuant to the terms of the DIP Credit Facility.

•	Our ability to obtain Court approval with respect to various motions filed from time to time in the Chapter 11 proceedings.

•	Our ability to successfully implement key elements of our restructuring, including the sale or closure of selected retail DMAs, the sale or closure of under-performing stores in retained DMAs and the sale or closure of excess distribution and manufacturing facilities, as well as our ability to appropriately align general and administrative expenses of the resulting organization.

•	Our ability to obtain and maintain trade credit and shipment terms with vendors and service providers for current and future orders and to maintain in-stock positions for all of our product offerings. Immediately prior and subsequent to our Chapter 11 filing many of our vendors withdrew credit terms and required cash on delivery or cash in advance of order shipments. Until such time as normal credit and shipment terms are achieved with our vendors, we will need to continue to work within these restrictions.

•	Our ability to develop, confirm and consummate a plan or plans of reorganization.

•	Risks associated with third parties seeking and obtaining Court approval to terminate or shorten the period in which we have the exclusive right to file plans of reorganization, to modify or terminate the automatic stay, for the appointment of a Chapter 11 trustee, or to convert the cases to Chapter 7 cases.

•	Potential adverse impacts of the Chapter 11 cases on our liquidity and results of operations.

•	Our ability to maintain contracts that are critical to our operations.

•	Our ability to attract and retain customers.

•	Our ability to attract, motivate and retain key executives and associates.

•	Potential adverse publicity.

In addition, we face a number of risks with respect to our continuing business operations, including but not limited to the following:

•	Our ability to execute our strategic initiatives, including asset rationalization, upgrades to our store facilities, expense reduction, brand positioning and customer service, and to fund our initiatives. There can be no assurance that funding will be available to implement these initiatives or that, if implemented, they will result in the anticipated impact on our operating results.

•	The success of our initiatives to increase sales and market share, particularly in light of over two years of sustained sales declines. Our same store sales continued to deteriorate in the third quarter and at an increased rate. Reversing this trend and ultimately improving same store sales is important to our execution of a successful business plan.

•	Our ability to increase capital spending levels in the future to invest in our store base and other capital projects. In the first three quarters of fiscal 2005 our capital expenditures were $107.4 million, which was substantially less than originally planned. Current projections for capital spending in the final quarter of the year are approximately $10 million, which provides for only limited new store development and store remodeling activity. Stores in need of remodeling are at risk of continuing sales erosion, particularly when they compete with newer or better-maintained competitor facilities. Management does not believe that store upgrades (at an average cost of $500,000 to $800,000 per store in our lead markets) will fully address all necessary investments in facilities and, accordingly, an acceleration of our major remodeling activity (at a cost of $1.5 to $2.5 million per store) will be necessary in the future. Projected capital spending levels in fiscal 2005 are less than those required to fully maintain our store base and other capital assets, and, therefore, we will need to increase capital spending in the future to remain competitive. We do not currently have the funds necessary for this capital spending. Absent new sources of financing, funds for future capital investments must come from existing financing sources and future cash flows from continuing operations, which must also fund losses from discontinued operations, reorganization items and other non-operating expenses.

•	Our response to the entry of new competitors into our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitive grocery store openings in our markets significantly negatively impacted sales in fiscal 2004 and to-date in fiscal 2005. We will need to enhance our competitive rebuttal program to achieve enhanced identical store sales in the future.

•	Our ability to reduce the level of operating losses experienced in recent quarters. Management implemented sales initiatives in the third quarter that increased sales in the targeted department. However, overall sales continued to decline and we continued to incur operating losses. Additional sales initiatives will be implemented in the fourth quarter and in fiscal 2006. There can be no assurance that these initiatives will be effective; the continuation of the level of operating losses experienced during recent quarters could leave us with insufficient liquidity to operate our business.

•	Our ability to upgrade our information systems and successfully implement new technology and business process. In particular, many of the business processes involving certain categories of product, pricing of products, and the communication of data to and from our stores, are supported by “legacy” technology applications that should be replaced with more current integrated technology solutions. Until these legacy applications are upgraded, we may be limited in our ability to implement improved business processes. In order to compete effectively in our markets, we believe we must upgrade applications for inventory management and in-store receiving and address other technology needs to effectively support current and future business operations.

•	Our ability to effectively implement customer service programs, particularly to enhance product offerings and assortment and customer service in our retail stores. Effective procurement operations are necessary for us to achieve many aspects of our strategic plan, including high in-stock levels, product assortments meeting consumer demands and tailoring of store offerings to local tastes. Consistent execution of our retail operations plan throughout our store base and customer acceptance of this improvement is necessary for the success of our customer service initiative.

•	Our ability to effectively implement pricing and promotional programs. If sales continue to decline, we will need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our ability to fully realize expected insurance recoveries related to the hurricanes that affected the southeastern United States in August and September of 2004 within our expected timeframe.

•	Our ability to appropriately reserve for self-insurance due to the variability of such factors as claims experience, medical inflation, changes in legislation, jury verdicts and the impact of the Chapter 11 proceedings.

•	Our ability to complete our assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002 (“SOX”) on a timely basis and conclude that our internal controls over financial reporting are effective. As a result of the Chapter 11 cases, we have altered certain of our business practices and processes which has required us to establish, document and test new internal controls. In addition, some associates with responsibilities relating to our internal controls have recently left the Company, further increasing the demands on our other associates and slowing our compliance efforts. There can be no assurance that we will have these processes completed in order to allow management to evaluate the effectiveness of our internal control over financial reporting or to permit our independent auditors to complete internal control audit procedures. In addition, it is possible that material weaknesses in our internal control over financial reporting may be identified in management’s report.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and the products we sell. Food safety and quality issues could involve expense and damage to our brand names.

•	Our ability to successfully resolve certain alleged class action lawsuits.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution, or retailing, including environmental regulations.

•	General business economic conditions in our operating regions, particularly changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that are characteristic of the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit costs, such as increased health care and pension costs.

•	Changes in accounting standards, taxation requirements and bankruptcy laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We manage interest rate risk through the use of fixed and variable rate debt. From time to time, we enter into interest rate swaps to manage interest rate risk. As of April 6, 2005 we had no outstanding derivative transactions. Currently, our exposure to market rate risks results primarily from changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

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

As required by Rule 13a-15 under the Exchange Act, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer along with the Company’s chief financial officer. Based upon that evaluation, these officers concluded that the design and operation of the Company’s disclosure controls and procedures are effective. Due to a change in the payment terms with many of the Company’s vendors during the third quarter to cash-in-advance by wire, additional authorization and reconciliation controls were implemented during the third quarter. In addition, a system of authorizations was established to ensure any pre-petition liabilities paid subsequent to the filing were pursuant to a Court order. There have been no other changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain of our present and former executive officers and employees, alleging claims under the Employment Retirement Income Security Act of 1974, as amended (“ERISA”) relating to our profit sharing/401(k) plan (the “Plan”). The actions purport to be brought on behalf of a class consisting of the Plan and participants and beneficiaries under the Plan whose individual accounts held shares in the Winn-Dixie Stock Fund during the period from May 6, 2002, through and including January 29, 2004 (the “Class Period”). More specifically, the complaints generally allege that, during the Class Period, the defendants breached their fiduciary duties to the Plan, its participants and its beneficiaries under ERISA by failing to exercise prudent discretion in deciding whether to sell Company stock to the Plan trustee for investment by the Plan, failing to provide timely, accurate and complete information to Plan participants, failing to adequately monitor and review Company stock performance as a prudent investment option, failing to manage Plan assets with reasonable care, skill, prudence and diligence and other matters. By separate court orders, both the securities law claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of our Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. In the event that any claims alleged in these lawsuits were sustained against the Company, the claims would be treated in the Company’s Chapter 11 case, and to the extent any such claims were subject to the provisions of 11 U.S.C. §510(b), such claims would be subordinated to other claims against the Company. As to the individual co-defendants, on May 10, 2005, the court entered an order staying the action as to all parties and all issues in light of our Chapter 11 filing. The court also denied the plaintiff’s motion to dismiss the Company as a defendant so that the case can continue against the individual defendants.

In July 2004, attorneys representing a purported shareholder forwarded to our Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and our former officers and directors who served from May 6, 2002 through the present. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. We believe that all of these claims are without merit and we intend to defend ourselves vigorously. Moreover, any derivative claim would belong to the Company’s Chapter 11 estate and the automatic stay would prevent any party other than the Company from pursuing such claims.

On or about April 29, 2005, the Company received a letter from the United States Attorney for the Southern District of Florida indicating that a federal grand jury is investigating possible violations of federal criminal law arising out of activities related to illegal importation, possession, transportation and sale of undersized lobster in and within the United States and the State of Florida, and that the Company is a target of the investigation. The laws potentially applicable are intended to protect the feed stocks of lobsters (and other fish and wildlife). The Company is fully cooperating and believes it has defenses to any potential charges. At this early stage of this matter, the Company is unable to predict the outcome of this investigation.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevents parties from pursuing any pre-petition claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits will be treated in the Company’s Chapter 11 case either pursuant to a confirmed plan of reorganization or as otherwise ordered by the Court. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay and will be handled by the Company in the ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

The information required by Item 3 to this Form 10-Q has been provided in Item 2.04 to the Company’s Report on Form 8-K, filed on February 24, 2005, describing the defaults caused as a result of the Chapter 11 cases on the Company’s Pre-petition Facility, the Company’s Notes due 2008 and the Company’s capital and operating leases.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.1	$800.0 million Credit Agreement; dated as of February 23, 2005, by and among Winn-Dixie Stores, Inc., Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as Borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Bookrunner.	Previously filed as Exhibit 10.2 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

10.2	Letter Agreement, dated February 17, 2005, by and between Winn-Dixie Stores, Inc. and Peter L. Lynch	Previously filed as Exhibit 10.1 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

10.3	Offer Letter Agreement, executed March 19, 2005, by and between Winn-Dixie Stores, Inc. and Thomas Robbins	Previously filed as Exhibit 10.1 to Form 8-K on March 29, 2005, which Exhibit is herein incorporated by reference.

10.4	Amendment No. 1 to Credit Agreement; dated as of March 31, 2005, by and among Winn-Dixie Stores, Inc., Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as Borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Bookrunner

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: May 16, 2005	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 16, 2005	/S/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.1	$800.0 million Credit Agreement; dated as of February 23, 2005, by and among Winn-Dixie Stores, Inc., Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as Borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Bookrunner	Previously filed as Exhibit 10.2 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

10.2	Letter Agreement, dated February 17, 2005, by and between Winn-Dixie Stores, Inc. and Peter L. Lynch	Previously filed as Exhibit 10.1 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

10.3	Offer Letter Agreement, executed March 19, 2005, by and between Winn-Dixie Stores, Inc. and Thomas Robbins	Previously filed as Exhibit 10.1 to Form 8-K on March 29, 2005, which Exhibit is herein incorporated by reference.

10.4	Amendment No. 1 to Credit Agreement; dated as of March 31, 2005, by and among Winn-Dixie Stores, Inc., Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as Borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto, and Wachovia Capital Markets, LLC, as Sole Lead Arranger and Sole Bookrunner

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.