Form 10-K
period 2005-06-29
WINN DIXIE STORES INC
filed 2005-10-26
CIK 107681

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	FOR ANNUAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-3657

WINN-DIXIE STORES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0514290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5050 Edgewood Court, Jacksonville, Florida	32254-3699
(Address of principal executive offices)	(Zip Code)

(904) 783-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, Par Value $1.00 per Share

8.875% Senior Notes due 2008

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on January 12, 2005, was approximately $335,072,569.

As of October 14, 2005, the registrant had outstanding 141,861,908 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 29, 2005

PART I

Unless specified to the contrary, all information in Part I of this Annual Report on Form 10-K is reported as of June 29, 2005, which was the end of our most recently completed fiscal year.

Certain statements made in this report, and other written or oral statements made by us or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. A number of factors could cause our actual results to differ materially from the expected results described in these forward-looking statements. All information in this report should be read in conjunction with the information contained in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

ITEM 1: BUSINESS

General

Founded in 1925, Winn-Dixie Stores, Inc. and its subsidiaries (which may be referred to as “we,” “us” or “our Company”) is a major food retailer operating primarily under the “Winn-Dixie” and “Winn-Dixie Marketplace” banners. According to the May 2005 “Super 50” ranking of Progressive Grocer magazine, as of February 2005, we were the eighth-largest food retailer in the United States, based on revenues. As of June 29, 2005, we operated 913 stores in nine states in the southeastern United States and The Bahamas.

On February 21, 2005, we filed for reorganization under Chapter 11 of the federal bankruptcy laws. See “Proceedings Under Chapter 11 of the Bankruptcy Code” below for further information.

On June 21, 2005, we announced a plan to restructure our operations and reduce our “footprint” by 326 stores and reduce our distribution centers by three. We anticipate that implementation of this plan will reduce our workforce by approximately 22,000 positions, or 28%. We also announced that we are marketing for sale our manufacturing facilities. See “Restructuring Plans” below for further information.

We earn revenues and generate cash as we sell products to customers in our stores. We earn income predominantly by selling products at price levels that produce revenues in excess of our costs to make these products available to our customers. Such costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. We determined that our operations are within one reportable segment. Accordingly, we have not provided segment financial information.

Our fiscal year ends on the last Wednesday in June. Fiscal years 2005, 2003, 2002 and 2001 were comprised of 52 weeks, while fiscal 2004 was comprised of 53 weeks.

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or the “Bankruptcy Code”) in the United States

Bankruptcy Court. Our subsidiaries W-D Bahamas Ltd. (and its direct and indirect subsidiaries) and WIN General Insurance, Inc. (the “Non-Filing Entities,” collectively with the Debtors, the “Company”) did not file petitions under Chapter 11 of the Bankruptcy Code.

Prior to filing, the Company experienced net losses and at the end of the second quarter of fiscal 2005, we reported a significant decline in liquidity. Following this announcement and subsequent downgrades from the major debt rating agencies, we experienced a tightening of trade credit by many of our vendors and our primary bank eliminated our incoming and outgoing Automated Clearing House (“ACH”) float, both of which further reduced our liquidity. We therefore decided to seek judicial reorganization under Chapter 11.

The Chapter 11 proceedings were initiated in the United States Bankruptcy Court for the Southern District of New York (the “New York Court”) on the Petition Date. On April 13, 2005, the New York Court ordered a change of venue for the bankruptcy proceedings to the United States Bankruptcy Court for the Middle District of Florida (the “Florida Court”). The cases are being jointly administered by the Florida Court under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817.” References to the “Court” refer to either the New York Court or the Florida Court as appropriate.

We currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of and ultimate payments by us under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less (and possibly substantially less) than 100% of their face value.

In conjunction with the Chapter 11 filing, the Debtors were granted several “first-day” orders by the Court that enable us to operate substantially in the ordinary course of business during the bankruptcy proceedings. Among the first-day orders were orders that permit the Debtors to: pay salaries, wages and health and welfare benefits to associates in the ordinary course of business; honor customer service programs, such as returns, refunds, coupons, gift cards and our Customer Reward Card program; and pay certain limited categories of other pre-petition claims as necessary to avoid harm to the business. Subsequent orders authorized sales of certain assets, severance payments to terminated employees, and implementation of a key employee retention plan for designated associates who have the specialized knowledge, experience and skills needed to support our business operations and meet the additional demands of the Chapter 11 process.

We have in place a Court-approved $800.0 million debtors-in-possession credit facility (the “DIP Credit Facility”) to supplement our cash flow during the reorganization process. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below for further discussion of the DIP Credit Facility.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. In this context, “assumption” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” means that we are relieved from our obligations to perform further under the contract or lease, but are subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages resulting from rejection of executory contracts that are permitted to be recovered under Chapter 11 will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

In the third and fourth quarters of fiscal 2005, we received Court approval to reject leases related to 163 previously closed facilities and other executory contracts of various types. We are in the process of reviewing all of our executory contracts and unexpired leases to determine which additional contracts and leases we will reject. Our deadline to assume or reject each of our real property leases has been extended for a majority of leases to December 19, 2005. We expect that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with any degree of certainty. We have incurred, and will continue to incur, significant costs associated with the reorganization. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further discussion of reorganization items.

We filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as of the Petition Date as shown on our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Court established a general deadline of August 1, 2005 for the filing of proofs of claim. We provided notice of the bar date in accordance with and as required by the Court order. Differences between amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved in connection with a claims resolution and objection process. This process has commenced, but in light of the number of creditors, we expect that it will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of these claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently estimable.

The Office of the United States Trustee (the “Trustee”) appointed an unsecured creditors’ committee (the “Committee”). The Committee and its legal representatives have a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no assurance that the Committee will support our positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements with the Committee could protract the bankruptcy proceedings, could negatively affect our ability to operate during bankruptcy and could delay or prevent our emergence from bankruptcy.

In August 2005, the Trustee also appointed an equity security holders’ committee. The Committee has filed a motion to dissolve this committee. A hearing is scheduled for November 16, 2005.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date. On September 8, 2005, the Court approved a second extension of the Debtors’ time to file and solicit acceptances of a plan of reorganization to December 19, 2005 and February 20, 2006, respectively. If the Debtors do not file a plan of reorganization and the exclusive period is not further extended, other parties in interest will be permitted to file a plan after December 19, 2005. There can be no assurance that, if requested, the Court will further extend the exclusive period, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

Under the priority scheme established by the Bankruptcy Code, generally post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our stock receiving no value for their interests and holders of our unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of our common stock and unsecured debt is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these securities and/or liabilities.

Restructuring Plans

On June 21, 2005, we announced a plan (the “2005 Restructure Plan”) to exit, by sale or closure, 326 stores and three distribution centers. We announced that we are marketing for sale our manufacturing facilities. We have subsequently determined that we will continue to operate our Plant City, Florida and Hammond, Louisiana dairies and our Chek beverage operation in Fitzgerald, Georgia. We plan to close the remaining plants and reject the applicable leases. This plan will result in our exiting all 232 stores in fourteen retail designated market areas (“DMAs”), as well as 94 underperforming stores within 23 DMAs in which we will remain. We evaluated DMAs primarily on measures of market position, DMA-level cash flows, geographic adjacencies and management’s opinion of opportunities to improve performance in the DMA. We evaluated individual stores primarily based on store-level cash flow, the quality of the real estate, competitive activity, the impact of our other store closures and management’s opinion of opportunities to improve performance at the store. Though the announcement of the 2005 Restructure Plan was made prior to the end of fiscal 2005, Court approval was required before these restructuring activities could be recorded for financial reporting purposes. Therefore, our financial statements do not reflect any of these items as discontinued operations.

As of October 20, 2005, we have completed the sale of 81 stores. The Court approved the sales of these stores’ leasehold interests and fixed assets on July 27-29, 2005. Proceeds from completed sales totaled approximately $40.8 million, exclusive of consideration paid for inventory. All inventory liquidation sales were completed and the remaining 245 stores were closed for operation by the end of the first quarter of fiscal 2006. In addition, by that date, we ceased operations at all three distribution centers and two of our dairies.

We are also evaluating all aspects of our field and administrative support organizations to ensure these organizations are appropriate for the planned configuration of our retail business. We have invested in our field support structure while streamlining our administrative support functions in our corporate headquarters. Administrative staff reductions began immediately after the end of fiscal year. We expect a reduction of approximately 22,000 store and support associates as part of the 2005 Restructure Plan.

Upon completion of the 2005 Restructure Plan as currently outlined, we anticipate that we will operate 575 stores across Florida, Alabama, Louisiana, Georgia and Mississippi, and twelve stores in The Bahamas. We also plan to operate seven distribution centers in the U.S. and one in The Bahamas to supply the majority of products to these stores.

Net sales for the 326 stores to be sold or closed totaled $2.5 billion in fiscal 2005. As of June 29, 2005, the net book value of assets related to these stores totaled $29.6 million, primarily equipment. Distribution center assets totaled $14.8 million. Due to the timing of the Court’s approval of our 2005 Restructure Plan, historical operating results related to facilities to be exited under the 2005 Restructure Plan will be reclassified to discontinued operations in the first quarter of fiscal 2006.

In April 2004, we announced a plan (the “2004 Restructure Plan”) to exit, by sale or closure, 156 stores and three supporting distribution centers. We also undertook a comprehensive review of our manufacturing operations and determined that these operations were not fundamental to our core business of operating supermarkets. As a result of that review, we identified six manufacturing operations to be sold or closed. We completed all of these actions by the end of fiscal 2005, except for the sale of one manufacturing operation and one store.

OPERATIONS

Substantially all of our stores offer grocery, meat, seafood, produce, deli, bakery, floral, health and beauty and other general merchandise items. Most of our stores include a pharmacy, and many stores offer photo labs and other special service departments. We have 66 liquor stores and 25 fuel centers at our stores as of June 29, 2005. Of these, three liquor stores and 20 fuel centers are expected to be sold or closed as part of the 2005 Restructure Plan discussed above.

The following chart identifies each of our markets by state and retail DMA, the number of stores operating in each DMA and the banners under which they operate, as of June 29, 2005. We operate grocery warehouse stores under the “SaveRite” banner and most of our Bahamian stores under the “City Markets” banner.

	Total	Winn Dixie/ Marketplace	SaveRite	City Markets
Florida	396	387	9	—

Orlando / Daytona	89	84	5	—
Miami / Fort Lauderdale	88	88	—	—
Tampa /St. Petersburg	68	67	1	—
Jacksonville	51	48	3	—
West Palm Beach / Fort Pierce	39	39	—	—
Fort Myers / Naples	18	18	—	—
Mobile / Pensacola	17	17	—	—
Tallahassee	11	11	—	—
Panama City	10	10	—	—
Gainesville	5	5	—	—

Alabama	75	75	—	—

Birmingham	28	28	—	—
Mobile / Pensacola	20	20	—	—
Montgomery	16	16	—	—
Other	11	11	—	—

Georgia	26	26	—	—

Albany	8	8	—	—
Other	18	18	—	—

Louisiana	61	61	—	—

New Orleans	40	40	—	—
Baton Rouge	12	12	—	—
Lafayette	9	9	—	—

Mississippi	17	14	3	—

Biloxi/Gulfport	6	6		—
Other	11	8	3	—

The Bahamas	12	3	—	9

Total stores to be retained	587	566	12	9

DMAs to be exited:
Atlanta, Georgia	48	8	40	—
Charlotte, North Carolina	43	43	—	—
Greenville/Spartanburg, South Carolina	29	29	—	—
Raleigh/Durham, North Carolina	24	24	—	—
Jackson, Mississippi	23	16	7	—
Greensboro/High Point, North Carolina	16	16	—	—
Other DMAs to be exited	49	49	—	—
Additional stores to be exited*	94	92	2	—

Total stores to be exited	326	277	49	—

Total stores as of June 29, 2005	913	843	61	9

*	Includes specific under-performing stores whereby the DMA will not be exited entirely.

The following chart provides selected information related to our stores for the last five fiscal years:

	2005	2004	2003	2002	2001
Opened or acquired during fiscal year	3	11	13	5	94
Closed or sold during fiscal year	139	35	13	85	20
Enlarged or remodeled during fiscal year	15	48	62	29	11
Image or lead market makeover during fiscal year	131	331	—	—	—

In operation at fiscal year end	913	1,049	1,073	1,073	1,153
Year-end average store square footage (in thousands)	45.2	44.6	44.4	44.2	44.3

As evidenced by the inconsistent level of remodel activity and low number of new store openings in recent years, we have not invested in upgrades to our stores on a consistent basis, and believe the condition of many of our stores puts us at a competitive disadvantage. Image and lead market makeovers completed in fiscal 2004 and 2005 are significantly less in scope than a remodel. Prior to fiscal 2004, projects of the scale of an image or lead market makeover were generally included as remodels and are reflected as such in the above table for fiscal years 2003 and earlier.

Merchandising

We are implementing merchandising initiatives to improve our customers’ shopping experience and help drive sales and gross profit improvement across the chain. Our approach is to launch initiatives department by department to facilitate training of the store staff. During the third and fourth quarters of fiscal 2005, we launched the first set of sales initiatives, which focused on our fresh produce department and our meat department. We expect to implement sales initiatives focused on additional departments during fiscal 2006.

We offer national brands, as well as many of our own private-label products. These products are delivered from our distribution centers or directly to stores from manufacturers and wholesalers.

Our private-label product lines are an important aspect of our merchandising efforts. We offer approximately 3,200 private label products, marketed under four primary brands. The Winn-Dixie Prestige line of products includes a limited number of specialty items such as premium ice creams. The Winn-Dixie line of products includes dairy, pasta, cereal, snacks and peanut butter, as well as other quality products. The Thrifty Maid line of products includes canned fruits and vegetables. The Chek line of products consists of carbonated beverages.

OTHER INFORMATION

Competition

The supermarket industry is highly competitive and generally characterized by high inventory turnover and narrow profit margins. We must compete based on product quality, variety and price, as well as location, service, convenience and store condition. The most significant competitive trend in the industry is the growth of low-priced retailers. While other factors remain important in creating a competitive advantage, the rapid growth of the low-priced format indicates that price is increasingly a significant driver of consumer choices in many market segments. We regularly engage in price competition with our competitors, which sometimes adversely affects our operating margins in many locations.

We compete directly with national, regional and local supermarket chains in addition to independent supermarkets. We also compete with supercenters and other non-traditional grocery retailers such as dollar-discount stores, drug stores, convenience stores, warehouse club stores and conventional department stores. Beyond retailers, we also face competition from restaurants and fast-food chains due to the increasing trend of consumers purchasing and consuming food away from home. The number and type of competitors varies by location, as does our competitive position across individual operating markets. In general, our principal supermarket competitors include (in alphabetical order): Food Lion, Inc., The Kroger Co., Inc., Publix Supermarkets, Inc. and Wal-Mart, Inc. Competitor store openings in our operating areas and competitive pricing and promotional activity contributed to declines in store sales in fiscal 2005.

Suppliers and Raw Materials Sources

We receive the products sold in our stores and the raw materials used in our manufacturing operations from a number of sources. In general, we are not dependent on a single or relatively few suppliers. We believe that our products and raw materials generally are available in sufficient quantities to meet customer demand adequately. As with any supermarket, many brands have high consumer recognition. Though we may be able to find alternate suppliers for a particular product type, we would likely experience negative customer response if we were unable to supply a particular brand of product.

Trademarks

We actively enforce and defend our rights related to our intellectual property portfolio, which is of material importance to our operations. In addition to the Winn-Dixie and SaveRite trademarks, we own approximately 70 other trademarks that are registered or pending as applications in the United States Patent and Trademark Office.

Seasonality

Due to the influx of winter residents to the Southeast, particularly to Florida, and increased purchases of food items for the Thanksgiving and Christmas holiday seasons, we typically experience increased sales during the months of November through April as compared to the rest of the year.

Working Capital

As of June 29, 2005, working capital was comprised of $1.2 billion of current assets and $0.4 billion of current liabilities. Current liabilities exclude liabilities subject to compromise. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operations as presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements related to working capital items.

Environmental Matters

We are subject to federal, state and local environmental laws that apply to property ownership, property development and store operations. We may be subject to certain environmental regulations regardless of whether we lease or own stores or land, or whether environmental conditions were created by the owner, a prior tenant or us.

We believe that compliance with federal, state and local environmental laws and regulations has not had a material effect on our capital expenditures, operating results or competitive position. We are not aware of any environmental condition at any of our properties that we consider material. However, it is possible that the environmental investigations of our properties might not have revealed all potential environmental liabilities or might have underestimated any potential environmental issues. It is also possible that future environmental laws and regulations or new interpretations of existing environmental laws will impose material environmental liabilities on us, or that current environmental conditions of properties that we own or operate will be adversely affected by hazardous substances associated with other nearby properties or the actions of unrelated third parties. The costs to defend any future environmental claims, perform any future environmental remediation, satisfy any environmental liabilities or respond to changed environmental conditions could have a material adverse effect on our financial condition and operating results.

Government Regulation

We are subject to regulation by a number of federal, state and local governmental agencies. Our stores also are subject to laws regarding zoning, land use, pharmacy operations and alcoholic beverage sales, among others. We believe that we are in material compliance with these laws and regulations.

Employees

As of June 29, 2005, we employed approximately 80,000 associates, of whom approximately 33,000 were employed on a full-time basis and 47,000 on a part-time basis. We anticipate that completion of the 2005 Restructure Plan will reduce our associate base to approximately 58,000 associates.

None of our U.S. associates are covered by a collective bargaining agreement. We have a collective bargaining agreement in place that covers approximately 380 associates in nine of our Bahamian stores and the related distribution center.

Additional Information

We are a Florida corporation, headquartered at 5050 Edgewood Court, Jacksonville, Florida 32254-3699. Our telephone number is 904-783-5000.

Our web site located at www.winn-dixie.com provides additional information about our Company. On our web site you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission. You can also obtain copies of all of our recent press releases. Our web site also contains important information about our corporate governance practices, including our Code of Conduct, information on the members of our Board of Directors, our Governance Principles and our Committee Charters. The information on our web site is not part of this Annual Report on Form 10-K.

ITEM 2: PROPERTIES

Our stores are located in the southeastern United States and The Bahamas, as further detailed in Item 1, and are primarily leased. Each lease provides for a minimum annual rent, while certain leases also require additional rental payments if sales volumes exceed specified amounts. We conduct our manufacturing and distribution operations in both owned and leased facilities. We operate five support offices, which are located at certain distribution centers. Our corporate headquarter functions are located in several leased properties in Jacksonville, Florida. We believe that all of our properties are in adequate condition for their intended use.

The following table reflects the owned and leased properties utilized in our operations as of June 29, 2005. It excludes 161 facilities that were closed or subleased as of that date.

	Owned	Leased	Total
Retail Stores	10	903	913
Manufacturing Operations	2	8	10
Distribution Centers	2	9	11
Corporate Headquarters	—	7	7

Total	14	927	941

In connection with our 2005 Restructure Plan, we expect to close 326 stores, three distribution centers and seven manufacturing facilities, all of which are included in the preceding table.

A more detailed description of our leasing arrangements appears in Note 14 of the Notes to Consolidated Financial Statements in “Item 8: Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 3: LEGAL PROCEEDINGS

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Florida Court. The two Non-Filing Entities did not file petitions under

Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company. We currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business. The rights of and ultimate payments by us under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of our stock receiving no value for their interests and holders of unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. See “Item 1: Business – Proceedings Under Chapter 11 of the Bankruptcy Code” for additional information.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain of our present and former executive officers and employees, alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) relating to our Profit Sharing/401(k) plan (the “Plan”). The actions purport to be brought on behalf of a class consisting of the Plan and participants and beneficiaries under the Plan whose individual accounts held shares in the Winn-Dixie Stock Fund during the period from May 6, 2002 through and including January 29, 2004 (the “Class Period”). More specifically, the complaints generally allege that, during the Class Period, the defendants breached their fiduciary duties to the Plan, its participants and its beneficiaries under ERISA by failing to exercise prudent discretion in deciding whether to sell Company stock to the Plan trustee for investment by the Plan, failing to provide timely, accurate and complete information to Plan participants, failing to adequately monitor and review Company stock performance as a prudent investment option, failing to manage Plan assets with reasonable care, skill, prudence and diligence and other matters. By separate court orders, both the securities law claims and the ERISA claims were consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of our Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. In the event that any claims alleged in these lawsuits were sustained against the Company, the claims would be treated in the Company’s Chapter 11 case, and to the extent any such claims were subject to the provisions of 11 U.S.C. §510(b), such claims would be subordinated to other claims against the Company. As to the individual co-defendants, on May 10, 2005, the court entered an order staying both lawsuits as to all parties and all issues in light of our Chapter 11 filing. The court also denied the ERISA plaintiffs’ motion to dismiss the Company as a defendant so that the case could continue against the individual defendants.

In July 2004, attorneys representing a purported shareholder forwarded to our Board of Directors a written demand that it commence a derivative legal proceeding on behalf of the Company against the Board of Directors and our officers and directors who served from May 6, 2002 through July 23, 2004. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. We believe that all of these claims are without merit and we intend to defend ourselves vigorously. Moreover, any derivative claim would belong to the Company’s Chapter 11 estate and the automatic stay would prevent any party other than the Company from pursuing such claims.

In April 2005, the Company received a letter from the United States Attorney for the Southern District of Florida indicating that a federal grand jury is investigating possible violations of federal criminal law arising out of activities related to illegal importation, possession, transportation and sale of undersized lobster in and within the United States and the State of Florida, and that the Company is a target of the investigation. The laws potentially applicable are intended to protect the breeding stock of lobsters (and feeding stock of other fish and wildlife). The Company is fully cooperating and believes it has defenses to any potential charges. At this early stage of the matter, the Company is unable to predict the outcome of this investigation. This investigation is not stayed under the provisions of the Bankruptcy Code.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevents parties from pursuing any pre-petition claims and lawsuits. All liabilities alleged against the Debtors in such claims and lawsuits will be treated in the Company’s Chapter 11 case either pursuant to a confirmed plan of reorganization or as otherwise ordered by the Court. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay and are addressed by the Company in the ordinary course of business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We anticipate that, if and when proposed, our plan of reorganization could result in cancellation of the existing shares of our common stock, options to purchase our common stock and our restricted stock units. It is uncertain that holders of these securities will receive any consideration for such securities in the plan of reorganization, including any interest in the reorganized company. We are unable to estimate what recovery a plan of reorganization may provide to holders of our outstanding debt securities.

The number of holders of record of our common stock as of October 14, 2005 was 40,676. Approximately 89% of our outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

On January 30, 2004, our Board of Directors indefinitely suspended the declaration of future quarterly dividends. In addition, we may not declare or pay dividends during the pendency of the Chapter 11 case. Under the terms of the DIP Credit Facility, we are also substantially restricted from paying dividends to holders of our common stock.

Since February 23, 2005, our common stock has been quoted under the symbol WNDXQ on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets, LLC (the “Pink Sheets”). Previously, our common stock was quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol WIN. Due to our Chapter 11 filings, on February 22, 2005 the NYSE suspended trading of our common stock and initiated procedures to delist the securities. The delisting by the NYSE was effective March 31, 2005.

We do not believe that a highly liquid public market for our common stock currently exists, which may make it difficult to sell our common stock. Though our common stock is currently quoted on the Pink Sheets, there may be very limited demand for such stock.

The following table shows quarterly high and low prices of our common stock for fiscal years 2004 and 2005. Prices through February 22, 2005 are intra-day prices as reported by the NYSE. Prices subsequent to February 22, 2005 are the high and low bid prices as reported on the Pink Sheets. Such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The table also shows dividends paid in fiscal 2004.

	High	Low	Dividends Per Share
2004:
First Quarter	$12.89	9.30	0.05
Second Quarter	$10.34	7.50	0.05
Third Quarter	$9.85	5.69	0.05
Fourth Quarter	$8.40	5.97	—

2005:
First Quarter	$7.40	3.71	—
Second Quarter	$5.05	2.97	—
Third Quarter, through February 22, 2005	$4.00	1.41	—
Third Quarter, subsequent to February 22, 2005	$1.55	0.55	—
Fourth Quarter	$1.36	0.90	—

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005.

ITEM 6: SELECTED FINANCIAL DATA

We derived the financial data below from our audited Consolidated Financial Statements included in Item 8 of this report and from previously issued audited financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, included in Item 7 and Item 8, respectively, of this report. We reclassified all necessary data to reflect discontinued operations, as described in Note 16 of the Consolidated Financial Statements.

In millions, except per share data	2005	2004 (1)	2003	2002	2001
Results of continuing operations:
Net sales	$9,921	$10,633	$11,026	$11,172	$11,073
Percent (decrease) increase	(6.7)	(3.6)	(1.3)	0.9	(6.3)
Gross profit	$2,538	$2,814	$3,133	$3,085	$2,988
Other operating and administrative expenses	$2,805	$2,843	$2,830	$2,715	$2,674
Impairment and restructuring charges	$349	$44	$0	$22	$147
(Loss) earnings before reorganization items and income taxes	$(649)	$(88)	$315	$286	$114
Reorganization items, net	$(148)	$0	$0	$0	$0
(Loss) earnings from continuing operations	$(691)	$(51)	$236	$176	$70

(Loss) earnings per share from continuing operations:
Basic	$(4.91)	$(0.36)	$1.68	$1.26	$0.50
Diluted	$(4.91)	$(0.36)	$1.68	$1.25	$0.50

Cash dividends per share	$0.00	$0.15	$0.20	$0.35	$1.01

Financial data:
Capital expenditures, net	$111	$204	$177	$85	$313
Working capital (2)	$809	$412	$455	$528	$449
Total assets	$1,987	$2,619	$2,790	$2,918	$3,042
Liabilities subject to compromise	$1,111	$0	$0	$0	$0
Long-term debt (2)	$245	$301	$311	$541	$697
Capital lease obligations - long term	$11	$13	$21	$25	$29
Shareholders’ equity	$59	$917	$1,029	$812	$772

(1)	Fiscal 2004 was comprised of 53 weeks.
(2)	For fiscal year 2005, working capital and long-term debt exclude liabilities subject to compromise.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of our business strategies, all of which are subject to certain risks and should be read in conjunction with the information contained in “Forward-Looking Statements” below.

When multiple factors are provided as the explanation for business results, we quantify the approximate effect of each factor to the extent that it is practical for us to do so.

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005, Winn-Dixie Stores, Inc. and 23 of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. For further discussion of the Chapter 11 cases, see Item 1. “Business – Proceedings Under Chapter 11 of the Bankruptcy Code” above.

Strategy and Operations Review

We intend to use the Chapter 11 reorganization process to take action to improve our operations and financial performance and strengthen our business. In June 2005, we announced the 2005 Restructure Plan as further discussed in Item 1. “Business – Restructuring Plans” above.

At the same time that we evaluate and modify our retail footprint and support organizations, we are also implementing merchandising initiatives to improve our customers’ shopping experience and help drive sales and profit growth across the chain. Our approach is to launch initiatives department by department to facilitate training of the store staff. During the third and fourth quarters of fiscal 2005, we launched the first set of sales initiatives, which focused on our produce department and our meat department. We expect to implement sales initiatives focused on additional departments during fiscal 2006.

Results of Operations

Continuing Operations

Fiscal year ended June 29, 2005 (“fiscal 2005”) compared to Fiscal year ended June 30, 2004 (“fiscal 2004”)

Net Sales. Net sales for the 52 weeks ended June 29, 2005 were $9.9 billion, a decrease of $0.7 billion, or 6.7%, compared to the 53 weeks ended June 30, 2004. Net sales from continuing operations primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel, floral and photography department sales comprised 10.9% and 10.3% of net sales from continuing operations in fiscal 2005 and fiscal 2004, respectively.

Average store sales, which is an average for all continuing operations stores based on the number of weeks open during the fiscal year, decreased 4.4%. Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the year, decreased 5.0% for fiscal 2005. Comparable store sales for continuing operations stores, which include replacement stores, decreased 4.9% for fiscal 2005. Identical and comparable store sales comparisons were measured on a 52-week basis, while the total and average sales comparisons were based on 52 weeks in fiscal 2005 and 53 weeks in fiscal 2004.

The decline in identical store sales was due primarily to a decline in customer count, as measured by the number of in-store transactions. We believe that the decline in customer count was primarily attributable to the factors that impacted our sales over the last several years, most notably competitor store openings in our operating areas, conditions in our stores and competitor pricing and promotional activity. As stated in previous quarters, we experienced some negative impact on sales due to a temporary disruption to our supply chain caused by the Chapter 11 filing in the third quarter and experienced some positive impact from hurricane-related shopping in the first quarter and our produce campaign in the third quarter.

Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to affect our identical store sales negatively. In addition, our total sales growth will continue to be negatively impacted by our reduced levels of projected Company store openings and remodeling.

Gross Profit on Sales. Gross profit on sales decreased $275.9 million for fiscal 2005 compared to fiscal 2004. As a percentage of sales, gross margin was 25.6% and 26.4% for fiscal 2005 and fiscal 2004, respectively.

Our gross margin decline for fiscal 2005 was attributable to increased inventory shrinkage as a percentage of sales, which was responsible for approximately 55 basis points of the total decrease from fiscal 2004. The shrinkage occurred primarily in perishable items, due to spoilage, breakage and other inventory losses. The gross margin for fiscal 2005 was also negatively impacted by 35 basis points by primarily reductions in new item slotting allowances, as a result of a change in business practices by vendors away from slotting fees to other promotional programs tied to sales volumes. The pricing and promotional strategies implemented during the year partially offset the negative factors described previously.

Other Operating and Administrative Expenses. Other operating and administrative expenses for fiscal 2005 decreased by $37.9 million as compared to fiscal 2004. As a percentage of sales, other operating and administrative expenses were 28.3% and 26.7% for fiscal 2005 and fiscal 2004, respectively.

Operating and administrative expenses decreased slightly from fiscal 2004 though fiscal 2004 consisted of 53 weeks while fiscal 2005 consisted of 52 weeks. We did not experience a reduction in variable expenses consistent with the decline in sales and store base as compared to the prior year, as we invested in store labor hours in an effort to improve customer service.

The decrease in other operating and administrative expense as compared to fiscal 2004 was due to a decrease of $43.2 million of vacant store lease expense due to a review of assumptions in fiscal 2004 related to likelihood of subleasing these facilities in combination with the reduction of current year expense due to the rejection of leases on a large number of these closed stores. In addition, there was a decrease of $25.9 million due in part to a reduction of depreciation expense on impaired long-lived assets, and a decrease in self insurance expense of $13.0 million. Salaries and other employee-related costs increased by $27.9 million due to previously mentioned investment in store labor. Professional fees also increased by $19.7 million due to use of outside professionals in conjunction with our turnaround strategy and preparation of the bankruptcy filing. The remainder of the change relates to other expense items for which the changes were individually insignificant.

Impairment. Impairment charges were comprised of the following (in thousands):

	2005	2004
Store facilities - continuing operations	$148,770	$35,009
Manufacturing facilities	5,121	—
Distribution centers	10,110	—
Information technology projects	8,838	—
Airplanes	4,864	—
Goodwill	87,112	—

Reported as impairment charges	264,815	35,009
Reported as restructuring charges	—	6,340

Total, continuing operations	264,815	41,349

Loss from discontinued operations	7,539	21,851
Loss on disposal of discontinued operations	—	696

Total, discontinued operations	7,539	22,547

Total impairment charges	$272,354	$63,896

In fiscal 2005, we estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the carrying value of the related assets, resulting in $185.2 million of the impairment charges identified above. We modified certain cash flow estimates during the third and fourth quarters of fiscal 2005 based on our anticipated exit from 326 stores and other facilities in connection with the 2005 Restructure Plan. Modified estimates included the number and timing of stores to be exited, the percentage of stores to be sold and sales proceeds, among others.

Due to a substantial, other than temporary decline in market capitalization in the first quarter of fiscal 2005, we performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

In 2004, in connection with the decline in sales and cash flows of certain stores, as well as our announcement of the 2004 Restructure Plan which included the sale or closure of 156 stores and other facilities, we evaluated long-lived assets for impairment, resulting in $63.2 million of the impairment charges described above. Additionally, we recorded an impairment charge to reduce goodwill by $0.7 million related to the sale of certain store locations classified as discontinued operations.

Reorganization items, net. Reorganization items, net, represents amounts incurred during 2005 as a direct result of the Chapter 11 filings, and was comprised of the following (amounts in thousands):

2005
Professional fees	$23,029
Lease rejections	(185,596)
Write-off of debt issue costs	4,254
Abandoned property	6,022
Employee costs	3,330
Other	668

Reorganization items, net	$(148,293)

Reorganization items, net, represents amounts incurred in fiscal 2005 as a direct result of our Chapter 11 filings. We expensed $23.0 million for professional fees, including financial, legal, real estate and valuation services directly associated with the reorganization process. We rejected leases related to 163 previously closed facilities. The liability previously recorded for these facilities was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based upon the statutory limits in §502(b)(6) of the Bankruptcy Code. We recognized approximately $185.6 million of non-cash income due to the rejections of these leases and this limitation. Losses related to property abandoned in these leased locations totaled $6.0 million. In accordance with Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, on the Petition Date we ceased amortization of debt issue costs related to pre-petition obligations. We expensed $4.3 million for the write-off of the unamortized balance of all debt issue costs related to our 8.875% Senior Notes (the “Notes”).

Employee costs relate to our key employee retention plan, which was approved by the Court in June 2005. Under the retention plan, certain of our key associates, including executive officers, are eligible for retention bonuses. The key associates are classified into different bands based on their level of responsibility and role within the Company. The amount of retention bonus is based on a key associate’s band and base salary at the time the bonus is determined. The bonus is payable in installments, contingent upon continued employment through the payment dates. Employee costs of $3.3 million for fiscal 2005 related to this retention plan.

Interest Expense. Interest expense is primarily interest on long-term debt, short-term debt and capital leases, as well as income or expense related to swaps. Net interest expense totaled $33.2 million for fiscal 2005, as compared to $14.4 million in fiscal 2004. The increase in interest expense in fiscal 2005 was due to $14.4 million of interest income recognized in fiscal 2004 upon termination of the interest rate swaps related to our Notes and $9.1 million of increased interest on our revolving credit facilities due to increased borrowings during fiscal 2005. Additionally, the $5.2 million unamortized balance of debt issue costs related to our $600.0 million pre-petition credit facility (the “Pre-petition Facility”) was expensed, as that facility was paid off in full from the proceeds of the DIP Credit Facility and subsequently cancelled. These increases were partially offset by contractual interest not charged to operations. In accordance with SOP 90-7, we ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise as of the Petition Date. Interest at the stated contractual amount that was not accrued for this reason was $9.3 million.

Income Taxes. We accrued income taxes on continuing operations at an effective tax rate of 38.0% for fiscal 2005 as compared with 42.0% benefit for fiscal 2004. The fiscal 2005 rate reflected the establishment of a full valuation allowance for our deferred tax assets, as further discussed below. The fiscal 2004 rate reflected the benefit of state and local income taxes and beneficial permanent differences.

We evaluated the future realization of our net deferred tax assets during the second quarter of fiscal 2005. As a result of cumulative losses experienced to that point in fiscal 2005 and in the prior two years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, we determined that it was more likely than not that our net deferred tax assets will not be realized. As a result, we recognized a full valuation allowance against these assets during the second quarter of fiscal 2005. We did not recognize any tax benefit from our losses during the remainder of fiscal 2005.

As a result of an Internal Revenue Service (“IRS”) audit of fiscal years 2000 through 2002, we were assessed approximately $49.0 million in taxes and penalties during fiscal 2005. We filed a protest and believe it is probable that our position will be sustained. No amount in respect of this matter was accrued in our Consolidated Financial Statements.

Net Loss From Continuing Operations. Net loss from continuing operations amounted to $691.3 million for fiscal 2005, or $4.91 per diluted share, as compared to a net loss of $50.8 million, or $0.36 per diluted share, in fiscal 2004, for the reasons discussed above.

In the fourth quarter of fiscal 2005, we recorded an adjustment in the amount of $22.2 million of which $20.5 million was recorded as an increase to cost of sales and $1.7 million as an increase to other operating and administrative expenses. We recorded a corresponding adjustment to deferred revenue which increased liabilities subject to compromise by $14.0 million, accounts payable by $5.0 million and other liabilities by $3.2 million. These adjustments resulted from errors made in prior years in the application of generally accepted accounting principles as it relates to multi-year contracts with incentive provisions.

Hurricane Losses and Insurance Recoveries. During fiscal 2005, four hurricanes caused inventory damage, property damage, power outages and store closings in much of our operating area, resulting in total losses exceeding our self-insured retention limit for named windstorm coverage. As of June 29, 2005, we had received insurance recoveries of $50.0 million and recorded an insurance receivable of $8.7 million. We expect additional recoveries when the claim is finalized. Due to the nature of the policy provisions, specifically a provision by which retail inventory losses are recoverable at the retail sales price less discounts and other deductions, we recognized no significant impact to cost of sales or operating and administrative expenses due to these losses.

Fiscal year ended June 30, 2004 (“fiscal 2004”) compared to Fiscal year ended June 25, 2003 (“fiscal 2003”)

Net Sales. Net sales for the 53 weeks ended June 30, 2004 were $10.6 billion, a decrease of $0.4 billion, or 3.6%, as compared to the 52 weeks ended June 25, 2003. Net sales from continuing operations primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel, floral and photography department sales comprised 10.3% and 9.3% of net sales from continuing operations in fiscal 2004 and fiscal 2003, respectively.

Average store sales, which is an average for all continuing operations stores based on the number of weeks open during the fiscal year, decreased 5.7%. Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the year, decreased 6.0% for fiscal 2004. Comparable store sales for continuing operations stores, which include replacement stores, decreased 5.9% for fiscal 2004. Identical and comparable store sales comparisons were measured on a 52-week basis, while the total and average sales comparisons were based on 53 weeks in fiscal 2004 and 52 weeks in fiscal 2003.

The decline in identical store sales of 6.0% during fiscal 2004 was caused primarily by (a) increased competition due to competitive store openings, (b) the de-emphasis of certain limited aspects of our promotional program on advertised special offers and (c) price reductions as part of the implementation of our shelf-pricing program, without a corresponding increase in quantities sold. Store conditions, inconsistent customer service, promotional activity in existing stores by traditional supermarket competitors and increased competition through other channels such as mass merchandisers, supercenters, warehouse club stores, dollar-discount stores and drug stores also contributed to the decline.

Gross Profit on Sales. Gross profit on sales decreased $319.5 million for fiscal 2004 as compared to fiscal 2003. As a percentage of sales, the gross margin was 26.4% and 28.4% for fiscal 2004 and fiscal 2003, respectively.

The gross margin for fiscal 2004 as compared to fiscal 2003 was negatively impacted by several factors, resulting in the overall decline of 200 basis points. The primary cause of the decline in gross profit for the year related to the implementation of price reductions associated with our shelf-pricing program during the second quarter of fiscal 2004 without reducing promotional programs. The de-emphasis of certain aspects of our promotional programs on advertised special offers and modifications in the third and fourth quarters of fiscal 2004 to our shelf-pricing program, which increased pricing on certain items while maintaining our focus on targeted core basket items, partially offset the overall decline. During fiscal 2004, the gross margin improved by 130 basis points in the third quarter as compared to the second quarter and 10 basis points in the fourth quarter compared to the third quarter. In addition, we experienced a decline in product growth funds in fiscal 2004 compared to fiscal 2003. We earn these funds by purchasing additional quantities of vendors’ products. As sales declined over the past seven quarters, we have earned decreasing amounts of these funds. In addition, we experienced increased inventory shrink.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $12.8 million in fiscal 2004 as compared to fiscal 2003. As a percentage of sales, other operating and administrative expenses were 26.7% and 25.7% for fiscal 2004 and fiscal 2003, respectively.

The increase in other operating and administrative expenses during the year was a result of several factors. The expense for lease liability on closed stores increased due to adjustments of certain existing closed store lease liabilities and the addition of nine locations to the total liability during fiscal 2004. In addition, advertising, utility and occupancy cost on store facilities increased, which partially offset reductions in retail labor and other compensation and benefit expenses driven by lower sales volumes. Also, certain expenses were higher in fiscal 2004 as compared to fiscal 2003 due to the additional week included in fiscal 2004.

The increase in operating and administrative expenses as a percentage of sales in fiscal 2004 was because our fixed expenses remained relatively consistent as compared to fiscal 2003, while sales declined.

Impairment. We recognized total impairment charges of $63.2 million in fiscal 2004 in connection with a review of future cash flows from continuing operations and the residual value of long-lived assets, along with the development and announcement of our 2004 Restructure Plan (discussed below) related to the sale or closure of certain facilities. Impairment charges related to locations in the 2004 Restructure Plan that did not qualify as discontinued operations totaled $6.3 million and were included as a component of restructuring charges. We recorded impairment charges totaling $35.0 million related to long-lived assets outside the 2004 Restructure Plan. An additional $21.9 million related to discontinued operations. We recorded no impairment charges in fiscal 2003.

Interest Expense. Interest expense is primarily interest on long-term debt, short-term debt and capital leases, as well as income or expense related to swaps. Net interest expense totaled $14.4 million for fiscal 2004 as compared to $40.4 million in fiscal 2003. Interest expense declined due to $14.4 million of income from swap terminations during fiscal 2004; the write-off of unamortized debt issue costs of $4.6 million in fiscal 2004 compared to $6.4 million in fiscal 2003; fiscal 2003 expense of $7.5 million to unwind interest rate swaps; and the reduction of $6.8 million in interest expense related to a six-year term note that was paid off in fiscal 2003.

Income Taxes. We accrued income taxes on continuing operations at an effective tax rate of 42.0% benefit for fiscal 2004 as compared with 25.1% for fiscal 2003. The fiscal 2004 rate reflected the benefit of state and local income taxes and beneficial permanent differences. The fiscal 2003 effective tax rate was affected by the reversal of $28.0 million in tax reserves related to the settlement of company-owned life insurance issues, a tax credit benefit from scholarship contributions and the resolution of other tax issues.

Net (Loss) Earnings From Continuing Operations. Net loss from continuing operations amounted to $50.8 million for fiscal 2004, or $0.36 per diluted share, as compared to net earnings from continuing operations of $236.1 million, or $1.68 per diluted share, in fiscal 2003 for the reasons discussed above.

Discontinued Operations and Restructuring

Though we announced the 2005 Restructure Plan on June 21, 2005, prior to the end of fiscal 2005, Court approval was not obtained until July 2005. As such, these restructuring activities will be reviewed and appropriately reclassified to discontinued operations in the first quarter of fiscal 2006.

In April 2004, our Board of Directors approved the 2004 Restructure Plan to exit, by sale or closure, 156 stores and three supporting distribution centers. We also undertook a comprehensive review of our manufacturing operations and determined that these operations were not fundamental to our core business of operating supermarkets. The 2004 Restructure Plan therefore specified six manufacturing operations to be sold or closed. We completed all of these actions by the end of fiscal 2005, except for the sale of one manufacturing operation and one store.

We consider each store to be a component of a business as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. To determine if a store is includable in discontinued operations, we analyze the store in relation to nearby Winn-Dixie stores and surrounding competitors. If we determine that the operations and cash flows of the store have been (or will be) eliminated from our ongoing operations and that cash inflows of our nearby stores are not expected to increase as a result of the disposal transaction, the results of operations of the store are reported in discontinued operations.

We determined that certain elements of the 2004 Restructure Plan met the qualifications to be classified as discontinued operations. Other elements of the announced plan did not qualify and therefore were reported in continuing operations. We determined that all 156 stores and the Louisville, Kentucky distribution center were components of a business and met the requirements to be reported as discontinued operations.

We determined that the dairy and manufacturing operations to be exited and the other two distribution centers did not qualify as discontinued operations. The exit of these dairy and manufacturing operations and distribution centers did not eliminate our cash outlay for similar manufactured goods and warehousing subsequent to disposal. We reported the results of operations of these facilities in continuing operations. Costs incurred to dispose of the dairy and manufacturing operations and these two distribution centers were classified primarily as restructuring costs.

Net sales from discontinued operations were $288.5 million and $1.1 billion in fiscal 2005 and fiscal 2004, respectively. The net loss from discontinued operations was $141.3 million and $49.6 million for fiscal 2005 and fiscal 2004, respectively, which included a loss on disposal of discontinued operations of $79.7 million and $16.7 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring charges were $84.0 million and $9.0 million for fiscal 2005 and fiscal 2004, respectively, related to employee termination costs, lease termination costs and other location closing costs. In fiscal 2003, net sales from discontinued operations and net earnings from discontinued operations were $1.1 billion and $3.1 million, respectively.

Although we have accrued the lease liabilities on closed facilities, the payments will continue through lease termination or rejection in the bankruptcy cases. The following tables display the total costs of the 2004 Restructure Plan incurred for fiscal 2005 and since inception (amounts in thousands):

Fiscal 2005

	Continuing Operations	Discontinued Operations		Incurred Current Fiscal Year
	Restructuring	Loss on Disposal	Loss from Operations
Asset impairment and (gain) loss on sale/retirement, net	$(4,447)	(13,228)	7,539	(10,136)
Inventory writedowns	—	—	5,551	5,551
LIFO liquidation	—	(20,349)	—	(20,349)
Lease termination costs	82,785	87,055	—	169,840
Employee termination costs	3,663	12,233	—	15,896
Other location closing costs	1,998	13,984	—	15,982

Total	$83,999	79,695	13,090	176,784

2004 Restructure Plan from inception through 2005:

	Continuing Operations	Discontinued Operations		2004 Restructure Plan to date
	Restructuring	Loss on Disposal	Loss from Operations
Asset impairment and (gain) loss on sale/retirement, net	$2,342	(14,469)	29,439	17,312
Inventory writedowns	—	—	5,731	5,731
LIFO liquidation	—	(20,349)	—	(20,349)
Lease termination costs	83,281	97,130	—	180,411
Employee termination costs	5,296	15,064	—	20,360
Other location closing costs	2,126	19,027	—	21,153

Total	$93,045	96,403	35,170	224,618

The following table summarizes the change in liability recorded for the 2004 Restructure Plan during fiscal 2005 (amounts in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	19,127	16,106	3,021
Utilizations	(21,484)	(16,448)	(5,036)
Adjustments	(4,507)	(3,258)	(1,249)

Balance at June 29, 2005	$160	160	—

Employee termination costs are included in accrued wages and salaries in the Consolidated Balance Sheets as of June 29, 2005 and June 30, 2004.

Liquidity and Capital Resources

Summary

Our availability under the DIP Credit Facility as of June 29, 2005 was $170.7 million. Based on achieving our 2006 operating plan, we currently believe that our liquidity and capital resources will be sufficient to maintain our operations at current levels through the end of fiscal 2006. Our ability to maintain sufficient liquidity is contingent upon, among other things, the following factors that are incorporated into our 2006 operating plan: improved operating results, the resumption of vendor credit and accounts receivable collection, operating within the requirements of the DIP Credit Facility and our ability to timely collect on our insurance coverage resulting from Hurricane Katrina. Our projections reflect declining availability during the second half of fiscal 2006; therefore, long-term liquidity will require either further improvement to operating results, the provisions of additional capital and/or a reduction in restructuring and other expenses. These factors, as well as other risks and uncertainties that could cause our actual results and financial condition to differ from our expectations are described in the section “Forward Looking Statements” below.

The Consolidated Financial Statements included in this Form 10-K were prepared on a “going concern” basis. The “going concern” basis assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business. There are a number of factors that may negatively impact our ability to continue as a going concern, as described above. Management’s 2006 operating plan addresses these concerns by seeking to, 1) improve operating results through merchandising, retail operating and marketing plans to increase sales and gross margin, shrink reduction and general and administrative expense reductions; 2) submit and seek approval of a plan of reorganization within a reasonable timeframe; and 3) achieve the resumption of vendor credit and accounts receivable collection as a result of the reclamation settlement described below. If additional sources of liquidity are needed, such liquidity could come from further sale or closure of additional stores, additional asset sales, further reduction in general and administrative expense, deferral of capital investment, deferral of marketing and other programs, alternative sources of financing and other necessary actions.

DIP Credit Facility and Senior Notes

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility to provide funds for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on the Debtors’ assets, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility including a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-K contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement (included as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 6, 2005) and the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005). The following capitalized terms have specific meanings as defined in the DIP Credit Facility agreement, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

Our initial usage of the DIP Credit Facility on the filing date was $440.0 million, of which $267.0 million was used to repay the outstanding indebtedness under the Pre-petition Facility and $161.8 million was issued as letters of credit in order to continue the letters of credit issued under the Pre-petition Facility. $10.0 million was used to pay various issue costs related to the DIP Credit Facility. We are amortizing these costs over the two-year term of the facility. On March 31, 2005, the DIP Credit Facility agreement was amended and $40.0 million of the outstanding borrowing on the revolving line portion was converted to a term loan, for which all material terms are consistent with the other portions of the facility. On July 29, 2005, the DIP Credit Facility was again amended to establish a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow us to sell or liquidate certain store locations as outlined in the 2005 Restructure Plan.

Including the revolving loan balance and the term loan, outstanding borrowings on the DIP Credit Facility were $245.0 million as of June 29, 2005. There were no revolving loans on the Pre-petition Facility as of June 30, 2004. The average and peak borrowings on the revolving loans on either facility during fiscal 2005 were $110.4 million and $284.9 million, respectively.

At our option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of June 29, 2005, interest rates on outstanding borrowings ranged from 4.94% to 8.00%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group. Effective May 31, 2005, we submitted to the bank a monthly financial plan that will be used to set EBITDA and capital expenditure levels for testing. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing our borrowing availability. Certain covenants substantially restrict our ability to pay dividends. As of June 29, 2005, we were in compliance with the above covenants. The DIP Facility contains a covenant that requires us to provide audited financial statements for fiscal 2005 to the bank group on or prior to September 28, 2005. We did not provide the bank group with our audited financial statements by that date. On September 30, 2005, we obtained a waiver letter from the bank group waiving our obligation to provide financial statements as required in the covenants to the DIP Facility, such waiver covering the period beginning September 28, 2005 and ending October 31, 2005. The waiver letter also waived any events of default occurring under the DIP Facility as a result of our failure to comply with the covenant on or prior to September 28, 2005. Contemporaneously with our filing of the Form 10-K, we will provide audited financial statements for fiscal year 2005 to the bank group, within the time period set forth in the waiver letter. Borrowing availability was approximately $170.7 million, as summarized below (amounts in thousands):

June 29, 2005
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $253,550, including $215,585 related to outstanding letters of credit)	$515,734
Outstanding borrowings	(245,003)

Excess Availability	270,731

Limitation on Excess Availability	(100,000)

Borrowing availability	$170,731

As shown in the table above, availability under the DIP Credit Facility is determined net of Reserves, which are established and subject to revision by the Agent under the DIP Credit Facility to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves could reduce availability.

Our obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by us of any of the representations, warranties or covenants made in the DIP Credit Facility agreement, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) February 23, 2007, (b) the effective date of any confirmed plan of reorganization or (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility.

As of June 29, 2005, we had letters of credit totaling $218.4 million issued under the DIP Credit Facility. Of the total, $4.5 million were import letters of credit and $213.9 million were workers’ compensation standby letters of credit. Additionally, $17.0 million in letters of credit were issued outside of the DIP Credit Facility for workers’ compensation purposes and secured by marketable securities valued at $19.7 million as of June 29, 2005. Letters of credit have increased by $101.4 million as of June 29, 2005 as compared to June 30, 2004. The increase is related to state and insurer requirements for additional security for their financial obligations. Increased requirements related to both reserve levels and our financial position.

We have $300.0 million of outstanding Notes that bear interest at 8.875% per annum. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary for these types of instruments. The Chapter 11 filings created an event of default under the Notes. See “Contractual Obligations and Commercial Commitments” below for further discussion. While operating under Chapter 11, we are prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. As of the Petition Date, in accordance with SOP 90-7, we ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

Historical Cash Flow Data

The following table sets forth certain Consolidated Statements of Cash Flow data (amounts in thousands) for fiscal 2005 and fiscal 2004:

	Fiscal 2005	Fiscal 2004
Cash (used in) provided by:
Operating activities	$(228,136)	182,728
Investing activities	3,368	(227,399)
Financing activities	230,091	(26,026)

Net cash used in operating activities was $228.1 million for the year ended June 29, 2005. This net cash outflow was caused primarily by changes in payment patterns with our vendors due to our Chapter 11 filing and operating losses from underperforming stores. In the weeks surrounding our Chapter 11 filing, many of our vendors withdrew credit terms and required cash on delivery or cash in advance of order shipment. In addition, collection of vendor allowances due to us from many of our vendors for the time frame immediately prior and subsequent to our Chapter 11 filing slowed significantly since filing. We estimate that the change in payment terms and delayed receipts negatively impacted our liquidity and our net cash used in operating activities by approximately $130 million. Operating losses from underperforming stores contributed approximately $150 million to the net cash used in operating activities outflow in fiscal 2005. We had a net loss in six of the last eight quarters and an accumulated deficit of $76.7 million as of June 29, 2005.

Cash flow from operating activities was positively impacted during the year by tax refunds received of approximately $71.0 million.

Cash used for capital expenditures was $111.5 million. In addition, we received $107.2 million in proceeds from sales of facilities and other assets, primarily related to 2004 Restructure Plan transactions completed in fiscal 2005.

Cash provided by financing activities related primarily to the draw on the DIP Credit Facility.

Resumption of Vendor Credit and Accounts Receivable Collection

In August 2005, the Court approved an order (the “Reclamation Order”) allowing claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the Reclamation Order. Participating vendors are required to return us to their customary payment terms, or 20 days, whichever is less. Because a significant number of vendors required us to pay cash in advance for goods, we expect the resumption of trade credit under the Reclamation Order to result in additional liquidity. In addition, as a result of the Reclamation Order, we expect certain pre-petition vendor receivables to be settled and post-petition vendor receivables to be promptly paid. The reclamation claims due to the participating vendors will be paid in nine equal monthly installments beginning September 30, 2005. We expect a significant number of vendors to participate in this reclamation settlement program and we anticipate the program will have an approximately $130 million positive impact on our liquidity net of settlement payments. Settlements under the Reclamation Order began in late August 2005 and are expected to continue through the end of the second quarter of fiscal 2006.

2005 Restructure

The 2005 Restructure Plan is more fully described in “Item 1: Business, Restructuring Plans.” We anticipate the proceeds from asset sales and inventory liquidations to be approximately $250 million with approximately $165 million related specifically to inventory liquidation. As of October 20, 2005, we have completed the sale of 81 stores. Proceeds from completed sales, exclusive of inventory sold from these locations was $40.8 million as of October 20, 2005. All inventory liquidation sales were complete and the remaining 245 stores were closed by the end of the first quarter of fiscal 2006.

The costs of our 2005 Restructure Plan is expected to include lease termination costs, severance, inventory liquidation costs, and other closing costs and are expected to total approximately $450 to $550 million, excluding an expected benefit from LIFO. This total includes approximately $400 to $450 million of non-cash costs related to lease termination costs which we expect to be reduced substantially when court approval for rejection of such leases is obtained. The timing and amount of payment of future costs of lease rejection claims will be determined through our plan of reorganization. Remaining costs of $50 to $100 million will be funded from proceeds from the sale of assets.

We do not expect the 2005 Restructure Plan to provide a substantial source of liquidity, as the cash proceeds from asset sales are substantially offset by reduced inventory levels, which reduce our borrowing availability under the DIP Credit Facility.

Principal uses of cash

We expect our principal uses of cash for fiscal 2006 to be operating expenses, debt service (including both interest payments under the DIP Credit Facility and payments made in respect of pre-petition claims in accordance with orders of the Court), reorganization expenses relating to the Chapter 11 cases and capital expenditures, including required repairs as a result of damage caused by Hurricane Katrina.

Hurricane Katrina - Subsequent Event

On August 29, 2005, Hurricane Katrina disrupted business in our New Orleans Region, which includes the New Orleans, Mobile-Pensacola, Baton Rouge, Panama City, Lafayette, Biloxi-Gulfport, Hattiesburg-Laurel, and Meridian DMAs. As a result of Hurricane Katrina, we incurred property damage and/or inventory losses at approximately 110 of the 125 operating stores in the New Orleans Region. Based on information available to us at this time, we believe the retail value of inventory losses, replacement cost of damaged property, and labor and other costs as a result of the storm may exceed $100 million.

On October 20, 2005, 112 of the 125 stores in the New Orleans Region were open for business. At that date, we were working to re-open additional stores and expect to re-open most of the 13 stores that remain closed. The timing for re-opening stores is being determined on a store-by-store basis, taking into account, among other things, damage assessments and repairs, the rebuilding of local infrastructure and the return of the region’s population.

Sales levels in the New Orleans Region since Hurricane Katrina have been the same as or better than that experienced prior to the hurricane. Sales increases in the stores that have re-opened substantially compensated for the lost sales in the stores that remained closed because of storm damage. There can be no assurance that sales levels at the Company’s open stores in the region will continue at the heightened levels experienced since the storm.

Our insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, and also includes business interruption coverage. We expect to be fully covered for losses due to Hurricane Katrina in excess of our $10 million annual windstorm and $5 million annual flood insurance deductibles. The impact of property and inventory losses related to the hurricane is not expected to have an adverse effect on earnings in the current or future quarters due to insurance recoveries expected in excess of out-of-pocket costs. Expenditures on storm damage repair and replenishment of inventory, however, are expected to generally be required in advance of the receipt of insurance proceeds, which will negatively impact liquidity. We are preparing our claim for business interruption and other loss coverage.

Contractual Obligations and Commercial Commitments

The filing of our Chapter 11 cases caused us to default under certain of our direct financial obligations, which may include certain long-term and short-term debt obligations as well as leases. The filing also created an event of default under our Pre-petition Facility. As described above, this facility was paid off and cancelled subsequent to the Petition Date. The filing also created an event of default under our Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The filing may have also created an event of default under substantially all of our leases, including leases related to our information technology, as well as store, distribution and manufacturing properties. The ability of the Note holders and lessors to enforce their rights is stayed as a result of the Chapter 11 filings, and the Note holders and lessors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us generally may not be enforced. In addition, we generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. Therefore, the contractual obligations and commercial commitments shown in the tables below may not reflect actual cash outlays in future periods.

Contractual obligations represent known future cash payments that we are required to make under existing arrangements, such as debt and lease agreements. The table below presents the scheduled maturities of our contractual obligations as of June 29, 2005:

	Payment due by period
Contractual Obligations (amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$545.6	0.2	545.4	—	—
Capital lease obligations	23.9	6.0	9.7	5.4	2.8
Operating leases (1)	3,413.1	345.5	642.6	574.9	1,850.1
Purchase obligations (2)	292.4	52.3	53.0	45.2	141.9
Retirement plans (3)	8.5	8.5	—	—	—
Sponsorship agreements	10.4	1.3	2.6	2.8	3.7

Total	$4,293.9	413.8	1,253.3	628.3	1,998.5

(1)	Does not include $100.9 million of lease rejection claims related to 163 closed facilities rejected during fiscal 2005.
(2)	The Company enters into supply contracts to purchase products for resale in the ordinary course of business which may include specific merchandising obligations relative to such products. These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Contracts which are cancelable, typically upon return of certain allowances have not been included above while those which are either non-cancelable or are less specific as to the remedies upon cancellation have been included.
(3)	Payments for retiree plans are based on actuarial projections related to our defined benefit and retiree medical plan for the upcoming year only.

Our commercial commitments as of June 29, 2005 represent commitments that may be triggered by potential future events, as follows:

Commercial Commitments (amounts in millions)	Total	Commitment expiration by period
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Availability under DIP Credit Facility (includes letters of credit and lines of credit)	$170.7	—	170.7	—	—
Line of credit outstanding	245.0	—	245.0	—	—
Letters of credit under the DIP Credit Facility	218.4	—	218.4	—	—
Letters of credit - other standby	17.0	17.0	—	—	—

Potential commercial commitments	$651.1	17.0	634.1	—	—

Impact of Inflation

Our primary costs are inventory and labor, which increase with inflation. Recovery of these costs will come, if at all, from improved operating efficiencies, including improvements in merchandise procurement, and through improved gross profit margins as permitted by the competitive environment.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We cannot determine future events and their effects with absolute certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. We constantly review these significant factors and make adjustments where facts and circumstances dictate. We modified certain assumptions and projections from the prior year due to our Chapter 11 filings. Historically, actual results have not significantly deviated from estimated results determined using the factors described above.

We prepared our financial statements on a going concern basis. The financial statements do not include any adjustments that might result if we are unable to continue as a going concern. In addition, we prepared our financial statements in accordance with SOP 90-7. Pre-petition liabilities subject to compromise are segregated in the Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

The following is a discussion of our critical accounting policies. These accounting policies are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of inherently uncertain matters. See Item 8: “Financial Statements and Supplementary Data” Note 3 for further discussion of our accounting policies.

Revenue recognition. We recognize revenue at the time of sale for retail sales. We may offer sales discounts to customers at the time of sale as part of our Customer Reward Card program as well as other promotional events. We record all sales discounts as a reduction of sales at the time of sale.

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

Vendor allowances. We receive allowances or rebates from certain vendors in the form of promotional allowances, quantity discounts and payments under merchandising agreements and other allowances that relate to new item introductions, slotting fees, placement of the vendors’ products in premier locations within our stores and temporary price reductions offered to customers. The allowances reduce cost of sales if the product has been sold, or reduce ending inventory if the product has not yet been sold.

We recognize promotional allowances based upon the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, we recognize allowances when we meet the performance criteria or upon expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred until earned. Quantity discounts and payments under merchandising agreements are recognized based on achievement of purchase or sales volume levels and are generally not received in advance.

Since we use the retail method to value inventory, we use average product turnover rates to estimate the amount of product sold and thus the amount of vendor allowances reducing ending inventory.

Self-insurance. We self-insure for certain insurable risks, primarily workers’ compensation, business interruptions, automobile liability, general liability and property losses, as well as employee medical coverage. We generally obtain insurance coverage for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. We determine our liabilities using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, we record anticipated recoveries based on management’s best estimate of amounts due from our insurance providers.

Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our Chapter 11 filings. Unanticipated changes in these factors may materially affect our Consolidated Financial Statements.

Long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We compare the carrying amount of the asset to the net undiscounted cash flows that we expect the asset to generate to identify potentially impaired assets. We record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. With respect to owned property and equipment associated with closed stores, we adjust the value of the property and equipment to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Changes in these factors could cause us to recognize a material impairment charge.

Goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. We determined that we are contained within one reporting unit and, as such, we test impairment at the company level. Our judgments and estimates related to goodwill impairment are affected by factors such as changes in economic conditions and changes in operating performance.

Lease liability on closed facilities. We expense the costs of closing facilities as incurred. We accrue lease obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities relate to changes in sublease income, costs and recomputation of liabilities based upon a statutory formula when we obtain Court approval to reject a lease under the Bankruptcy Code. Such adjustments are recorded in the period in which the change becomes known. We pay closed facility liabilities over the remaining lease terms unless rejected under the provisions of the Bankruptcy Code. We generally complete facility closings within one year after the decision to close.

Due to our Chapter 11 filings, we now calculate certain estimates for facility closing liabilities based on a statutory formula; however, management makes significant judgments to estimate the claims of lessors for items other than rent, including taxes, utilities, insurance, etc. Our ability to obtain agreements with lessors to terminate leases or assign leases to third parties will materially affect our current estimates.

Income taxes. We recognize deferred tax assets and liabilities for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using the enacted tax rates for the year in which we expect those temporary differences to be recovered or settled. We adjust the valuation allowance against our net deferred tax assets based upon our assessment of the likelihood of realization of such assets in the future; such adjustments may be material. Although we believe that the estimates and judgments used to prepare our various tax returns are reasonable and appropriate, such returns are subject to audit by the respective tax authorities. Actual results upon audit may result in gains or losses that are material to our Consolidated Financial Statements.

Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by us or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections related to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements include and may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes,” or “intends” and similar words and phrases.

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results, particularly while the Chapter 11 cases are proceeding. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed below, and other factors that you may wish to consider, are contained elsewhere in our filings with the Securities and Exchange Commission. There are a number of factors that could cause our actual results to differ materially from the expected results described in our forward-looking statements, particularly while the Chapter 11 cases are proceeding.

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

There can be no assurance that our Chapter 11 reorganization process will be successful. Risk factors related to our efforts include, but are not limited to, the following:

•	Our ability to continue as a going concern and to create positive cash flow from operations. The report of our independent registered public accounting firm contains an explanatory paragraph stating that our financial statements are prepared on a going concern basis and discusses the factors that impact our liquidity and create substantial doubt as to our ability to continue as a going concern. Our ability to maintain sufficient liquidity to continue as a going concern is contingent upon, among other things, improved operating results and the resumption of vendor credit and accounts receivable collection. In addition, certain of our stores were damaged due to Hurricane Katrina, requiring expenditures on storm damage repair and replenishment of inventory in advance of the receipt of insurance proceeds, which will negatively impact our liquidity. Our projections reflect declining availability during the second half of fiscal 2006; therefore, longer-term liquidity will require either further improvement to operating results, the provisions of additional capital and/or a reduction in restructuring and other expenses.

•	Our ability to generate positive cash flow from operations. Our current belief that our liquidity and capital resources will be sufficient to maintain our operations through the end of fiscal 2006 is based, among other things, upon improved operating performance in fiscal 2006, particularly during the Thanksgiving and Christmas holiday seasons. There can be no assurance that we will in fact achieve improved operating performance, particularly in light of the fact that we have had a net loss in six of the last eight quarters, used $228.1 million of cash in operating activities in fiscal 2005 and had an accumulated deficit of $76.7 million at the end of fiscal 2005.

•	Our ability resume vendor credit and accounts receivable collection. Immediately prior and subsequent to our Chapter 11 filing, many of our vendors withdrew credit terms and required cash on delivery or cash in advance of order shipments. In July 2005, we entered into a bankruptcy court-approved settlement that allows us to pay certain pre-petition claims of our vendors in return for, among other things, resumption of vendor credit programs. Our current belief that our liquidity and capital resources will be sufficient to maintain our operations during the bankruptcy proceedings is based, among other things, upon a significant number of vendors participating in this program. In the event a significant number of vendors elect not to participate in this program, we will not achieve the $130 million positive impact (net of settlement payments) of the program on our liquidity we seek from this program, and our liquidity will be adversely affected.

•	Our ability to respond to any further unexpected developments that require the use of a substantial amount of our liquidity. Hurricane Katrina, our operating losses and our vendor credit terms have substantially reduced our liquidity and, therefore, our flexibility to respond to further unexpected developments.

•	Our ability to operate pursuant to the terms of the DIP Credit Facility.

•	Our ability to obtain Court approval with respect to various motions filed from time to time in the Chapter 11 proceedings.

•	Our ability to successfully implement key elements of our 2005 Restructure Plan, including the sale or closure of all stores in selected DMAs, the sale or closure of under-performing stores in retained DMAs and the sale or closure of excess distribution centers, as well as our ability to appropriately align general and administrative expenses of the resulting organization.

•	Our ability to develop, confirm and consummate a plan or plans of reorganization. Although we currently believe we will be able to consummate a plan of reorganization during fiscal year 2006, our ability to do so is dependant on a number of factors, including our ability to complete a business plan, our ability to obtain approval by our creditors, our ability to obtain financing for such a plan, the Bankruptcy Court’s approval of a disclosure statement relating to the plan and the Bankruptcy Court’s confirmation of the plan.

•	Risks associated with third parties seeking and obtaining Court approval to terminate or shorten the period in which we have the exclusive right to file plans of reorganization (or third parties opposing our motions to extend such period), to modify or terminate the automatic stay, for the appointment of a Chapter 11 trustee, or to convert the cases to Chapter 7 cases.

•	Other potential adverse impacts of the Chapter 11 cases on our liquidity and results of operations.

•	Our ability to maintain contracts that are critical to our operations.

•	Our ability to attract and retain customers.

•	Our ability to attract, motivate and retain key executives and associates.

•	Potential adverse publicity.

We have experienced a disruption to our business as a result of Hurricane Katrina. We face a number of risks associated with recovery from the hurricane, including but not limited to the following:

•	Our ability to collect on our insurance coverage for damage resulting from Hurricane Katrina. Our ability to collect on our insurance is subject to, among other things, our insurers not denying coverage of claims, timing matters related to the processing and payment of claims and the solvency of our insurance carriers.

•	Our ability to re-open stores impacted by Hurricane Katrina. Our ability to re-open stores may depend on a number of factors, including but not limited to: the restoration of local and regional infrastructure such as utilities, transportation and other public services; our ability to obtain services and materials for repair; the amounts and timing of payments under our insurance coverage; our ability to finance the necessary repairs; and competitive conditions in particular markets.

•	Future sales levels in our stores in the New Orleans DMA. There can be no assurance that sales and profitability of stores located in the New Orleans DMA will not be negatively affected in the short- and long-term by the ability of local, regional and federal authorities to restore infrastructure, such as utilities, transportation and other public services, and the displacement of the population in the effected locations.

In addition, we face a number of risks with respect to our continuing business operations, including but not limited to the following:

•	Our ability to increase sales and market share, particularly in light of over two years of sustained sales declines. Our same store sales continued to deteriorate in the fourth quarter of fiscal 2005. Reversing this trend and ultimately improving same store sales is important to our execution of a successful business plan.

•	Our ability to increase capital spending in the future to invest in our store base and other capital projects. In fiscal 2005 our capital expenditures were $111.5 million, which was substantially less than originally planned. The current projection for capital spending in fiscal 2006 is approximately $86.6 million (excluding any additional impact of Katrina), which provides for only limited new store development and store remodeling activity. Stores in need of remodeling are at risk of continued sales erosion, particularly when they compete with newer or better-maintained competitor facilities. Management believes an acceleration of our major remodeling activity (at a cost of $1.5 to $2.5 million per store) will be necessary in the future. We do not currently have the funds necessary for this capital spending. Absent new sources of financing, funds for future capital investments must come from existing financing sources and future cash flows from continuing operations, which must also fund losses from continuing and discontinued operations, reorganization items, other non-operating expenses and, pending receipt of insurance proceeds, repairs of damage from Hurricane Katrina.

•	Our response to the entry of new competitors into our markets, including traditional grocery store openings and the entry of non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitor grocery store openings in our markets had a significant negative effect on sales in recent years. We will need to enhance our competitive rebuttal program to improve identical store sales in the future.

•	Our ability to reduce the level of operating losses experienced in recent years. Management implemented sales initiatives in the third and fourth quarters of fiscal 2005 that increased sales in the targeted departments. However, overall sales continued to decline and we continued to incur operating losses. We intend to implement additional sales initiatives in fiscal 2006. There can be no assurance that these initiatives will be effective. If we were to conclude that we were unable to maintain sufficient liquidity to finance our operations during the Chapter 11 proceedings, we would expect to further downsize the organization and reduce general and administrative expense, defer capital investment, defer marketing and other programs, seek alternative sources of financing and take other necessary actions.

•	Our ability to upgrade our information systems and successfully implement new technology and business processes. In particular, many of these processes involve certain categories of product, pricing of products, and the communication of data to and from our stores, and are supported by “legacy” technology applications that should be replaced with more current integrated technology solutions. Until we replace these legacy applications, we may be limited in our ability to implement improved business processes. In order to compete effectively in our markets, we believe we must upgrade applications for inventory management and in-store receiving and address other technology needs to effectively support current and future business operations.

•	Our ability to effectively implement customer service programs, particularly to enhance product offerings and assortment and customer service in our stores. Effective procurement operations are necessary to achieve many aspects of improved customer service, including high in-stock levels, product assortments that meet consumer demands and store offerings tailored to local tastes. Consistent execution of our retail operations plan throughout our store base and customer acceptance of this improvement is also necessary.

•	Our ability to implement effective pricing and promotional programs. If sales continue to decline, we will need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our ability to reserve appropriately for self-insurance liabilities due to the variability of such factors as claims experience, medical inflation, legislative changes, jury verdicts and the impact of the Chapter 11 proceedings.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and the products we sell. Food safety and quality issues could involve expense and damage to our brand names.

•	Our ability to successfully resolve certain alleged class action lawsuits.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution or retailing, including environmental regulations.

•	General business economic conditions in our operating regions, especially in the Gulf region impacted by Hurricane Katrina, which result in changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that characterize the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit expenses, such as health care and pension costs.

•	Changes in accounting standards, taxation requirements and bankruptcy laws.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 29, 2005, we did not have any derivative instruments that increased our exposure to market risks for interest rates, our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to our DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,

SUPPORTING SCHEDULES AND SUPPLEMENTARY DATA

All other schedules are omitted either because they are not applicable or because information required therein is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries (Debtors-In-Possession as of February 21, 2005) as of June 29, 2005 and June 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended June 29, 2005, June 30, 2004 and June 25, 2003. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries (Debtors-In-Possession as of February 21, 2005) at June 29, 2005 and June 30, 2004, and the results of their operations and their cash flows for each of the years ended June 29, 2005, June 30, 2004 and June 25, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the base consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, as a result of the bankruptcy filing, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty and raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan concerning these matters is also discussed in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Also, as discussed in Note 21, subsequent to June 29, 2005, certain of the Company’s stores were damaged due to Hurricane Katrina.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 25, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Jacksonville, Florida

October 25, 2005

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 29, 2005, June 30, 2004 and June 25, 2003

Amounts in thousands except per share data	2005	2004*	2003
Net sales	$9,921,319	10,632,850	11,026,428
Cost of sales, including warehouse delivery expenses	7,383,476	7,819,060	7,893,182

Gross profit on sales	2,537,843	2,813,790	3,133,246
Other operating and administrative expenses	2,804,959	2,842,862	2,830,101
Impairment charges	264,815	35,009	—
Restructuring charges	83,999	9,046	—

Operating (loss) income	(615,930)	(73,127)	303,145
Bank agreement termination income	—	—	52,740
Interest expense, net (contractual interest for 2005 was $42,503)	33,166	14,377	40,442

(Loss) earnings before reorganization items and income taxes	(649,096)	(87,504)	315,443
Reorganization items, net	(148,293)	—	—
Income tax expense (benefit)	190,459	(36,709)	79,325

Net (loss) earnings from continuing operations	(691,262)	(50,795)	236,118

Discontinued operations:
(Loss) earnings from discontinued operations	(61,645)	(61,209)	5,136
Loss on disposal of discontinued operations	(79,695)	(16,708)	—
Income tax (benefit) expense	—	(28,308)	2,024

Net (loss) earnings from discontinued operations	(141,340)	(49,609)	3,112

Net (loss) earnings	$(832,602)	(100,404)	239,230

Basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(4.91)	(0.36)	1.68
(Loss) earnings from discontinued operations	(1.00)	(0.35)	0.02

Basic and diluted (loss) earnings per share	$(5.91)	(0.71)	1.70

Dividends per share	$—	0.15	0.20

Weighted average common shares outstanding-basic	140,837	140,665	140,432

Weighted average common shares outstanding-diluted	140,837	140,665	140,826

*	Fiscal year 2004 contains 53 weeks.

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED BALANCE SHEETS

June 29, 2005 and June 30, 2004

Dollar amounts in thousands except par value	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$62,141	56,818
Marketable securities	19,656	19,275
Trade and other receivables, less allowance for doubtful accounts of $10,668 ($2,539 at June 30, 2004)	206,297	109,051
Insurance claims receivable	8,656	—
Income tax receivable	30,084	49,148
Merchandise inventories, less LIFO reserve of $193,001 ($219,270 at June 30, 2004)	798,414	940,529
Prepaid expenses and other current assets	82,713	24,814
Assets held for sale	—	51,034
Deferred income taxes	—	100,129

Total current assets	1,207,961	1,350,798

Property, plant and equipment, net	663,087	886,055
Goodwill	—	87,112
Non-current deferred income taxes	—	139,089
Other assets, net	116,258	155,837

Total assets	$1,987,306	2,618,891

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED BALANCE SHEETS

June 29, 2005 and June 30, 2004

Dollar amounts in thousands except par value	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$194	273
Current obligations under capital leases	4,849	2,616
Accounts payable	104,169	511,443
Reserve for self-insurance liabilities	78,704	97,952
Accrued wages and salaries	83,759	93,385
Accrued rent	26,837	109,727
Accrued expenses	99,938	123,470

Total current liabilities	398,450	938,866

Reserve for self-insurance liabilities	140,829	182,514
Long-term debt	396	300,605
Long-term borrowings under DIP Credit Facility	245,003	—
Obligations under capital leases	10,637	13,566
Defined benefit plan	—	68,827
Lease liability on closed facilities, net of current portion	—	160,214
Other liabilities	21,421	36,954

Total liabilities not subject to compromise	816,736	1,701,546

Liabilities subject to compromise	1,111,276	—

Total liabilities	1,928,012	1,701,546

Commitments and contingent liabilities (Notes 1,2,6,7,8,9,12,14,16,17,19 and 21)
Shareholders’ equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued; 141,888,648 and 142,028,240 shares outstanding, at June 29, 2005 and June 30, 2004, respectively.	141,889	142,028
Additional paid-in-capital	32,452	22,931
(Accumulated deficit) retained earnings	(76,714)	755,888
Accumulated other comprehensive loss	(38,333)	(3,502)

Total shareholders’ equity	59,294	917,345

Total liabilities and shareholders’ equity	$1,987,306	2,618,891

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 29, 2005, June 30, 2004 and June 25, 2003

Amounts in thousands	2005	2004	2003
Cash flows from operating activities:
Net (loss) earnings	$(832,602)	(100,404)	239,230
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
(Gain) loss on sale of assets, net	(28,276)	2,249	—
Reorganization items, net	(148,293)	—	—
Depreciation and amortization	150,459	168,534	166,385
Impairment charges	272,354	63,200	—
Deferred income taxes	241,747	(5,979)	37,265
Stock compensation plans	9,383	7,386	5,421
Change in operating assets and liabilities:
Trade and other receivables	(105,901)	6,434	669
Merchandise inventories	121,574	106,384	16,375
Prepaid expenses and other current assets	(36,316)	12,803	26,766
Accounts payable	(25,698)	(34,791)	21,569
Reserve for self-insurance liabilities	10,662	38,659	2,801
Lease liability on closed facilities	132,220	11,540	—
Income taxes payable / receivable	19,727	(80,923)	(54,649)
Defined benefit plan	2,011	1,594	14,346
Other accrued expenses	3,832	(13,958)	(101,745)

Net cash (used in) provided by operating activities before reorganization items	(213,117)	182,728	374,433

Cash effect of reorganization items	(15,019)	—	—

Net cash (used in) provided by operating activities	(228,136)	182,728	374,433

Cash flows from investing activities:
Purchases of property, plant and equipment	(111,485)	(203,648)	(176,704)
Decrease (increase) in investments and other assets	8,341	(30,333)	(42,481)
Proceeds from sales of assets	107,245	7,300	10,361
Marketable securities, net	(733)	(718)	—

Net cash provided by (used in) investing activities	3,368	(227,399)	(208,824)

Cash flows from financing activities:
Gross borrowings on DIP Credit Facility	1,105,211	—	—
Gross payments on DIP Credit Facility	(860,208)	—	—
Gross borrowings on revolving credit facility	486,000	277,000	—
Gross payments on revolving credit facility	(486,000)	(277,000)	—
Principal payments on long-term debt	(288)	(276)	(246,279)
Debt issuance costs	(13,121)	(7,867)	—
Principal payments on capital lease obligations	(2,321)	(3,160)	(3,475)
Dividends paid	—	(21,218)	(28,151)
Swap termination receipts/payments, net	—	5,750	10,745
Other	818	745	1,220

Net cash provided by (used in) financing activities	230,091	(26,026)	(265,940)

Increase (decrease) in cash and cash equivalents	5,323	(70,697)	(100,331)
Cash and cash equivalents at beginning of year	56,818	127,515	227,846

Cash and cash equivalents at end of year	$62,141	56,818	127,515

Supplemental cash flow information:
Interest paid	$22,477	28,134	64,112
Interest and dividends received	$693	2,008	1,986
Income taxes refunded (paid)	$71,010	(7,467)	(76,881)

See accompanying notes to the consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 29, 2005, June 30, 2004 and June 25, 2003

(Amounts in thousands except per share data)

	Number of Common Shares	Dollar Value of Common Stock	Additional Paid-In- Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances at June 26, 2002	140,592	$140,592	9,892	666,430	(4,530)	$812,384

Comprehensive income:
Net earnings	—	—	—	239,230	—	239,230
Realized loss on derivative instruments, net of tax of $2,640	—	—	—	—	4,698	4,698
Minimum pension liability adjustment, net of tax of $4,135	—	—	—	—	(7,511)	(7,511)
Unrealized gain on marketable securities, net of tax of $501	—	—	—	—	892	892

Total comprehensive income	—	—	—	239,230	(1,921)	237,309
Cash dividends, $0.20 per share	—	—	—	(28,151)	—	(28,151)
Common stock issued and stock compensation expense	126	126	5,384	—	—	5,510
Common stock acquired	(3)	(3)	(37)	—	—	(40)
Stock options exercised	103	103	1,389	—	—	1,492

Balances at June 25, 2003	140,818	$140,818	16,628	877,509	(6,451)	$1,028,504

Comprehensive loss:
Net loss	—	—	—	(100,404)	—	(100,404)
Minimum pension liability adjustment, net of tax of $208	—	—	—	—	325	325
Unrealized gain on marketable securities, net of tax of $1,590	—	—	—	—	2,624	2,624

Total comprehensive loss	—	—	—	(100,404)	2,949	(97,455)
Cash dividends, $0.15 per share	—	—	—	(21,218)	—	(21,218)
Common stock issued and stock compensation expense	1,210	1,210	6,303	—	—	7,513
Common stock acquired	—	—	—	1	—	1

Balances at June 30, 2004	142,028	$142,028	22,931	755,888	(3,502)	$917,345

Comprehensive loss:
Net loss	—	—	—	(832,602)	—	(832,602)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	(30,524)	(30,524)
Realized gain on marketable securities, net of tax of $2,529	—	—	—	—	(5,568)	(5,568)
Unrealized gain on marketable securities, net of tax of $0	—	—	—	—	1,261	1,261

Total comprehensive loss	—	—	—	(832,602)	(34,831)	(867,433)
Common stock issued and stock compensation expense	276	276	9,521	—	—	9,797
Common stock acquired	(415)	(415)	—	—	—	(415)

Balances at June 29, 2005	141,889	$141,889	32,452	(76,714)	(38,333)	$59,294

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Code”) in the United States Bankruptcy Court. The Company’s subsidiaries W-D Bahamas Ltd. (and its direct and indirect subsidiaries) and WIN General Insurance, Inc. (the “Non-Filing Entities,” collectively with the Debtors, the “Company”) did not file petitions under Chapter 11 of the Bankruptcy Code.

Prior to filing, the Company experienced net losses and at the end of the second quarter of fiscal 2005, the Company reported a significant decline in liquidity. Following this announcement and subsequent downgrades from the major debt rating agencies, the Company experienced a tightening of trade credit by many of its vendors and its primary bank eliminated its incoming and outgoing Automated Clearing House (“ACH”) float, both of which further reduced its liquidity. The Company therefore decided to seek judicial reorganization under Chapter 11.

The Chapter 11 proceedings were initiated in the United States Bankruptcy Court for the Southern District of New York (the “New York Court”) on the Petition Date. On April 13, 2005, the New York Court ordered a change of venue for the bankruptcy proceedings to the United States Bankruptcy Court for the Middle District of Florida (the “Florida Court”). The cases are being jointly administered by the Florida Court under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817.” References to the “Court” refer to either the New York Court or the Florida Court as appropriate.

The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, it is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less (and possibly substantially less) than 100% of their face value.

In conjunction with the Chapter 11 filing, the Debtors were granted several “first-day” orders by the Court that enable the Company to operate substantially in the ordinary course of business during the bankruptcy proceedings. Among the first-day orders were orders that permit the Debtors to: pay salaries, wages and health and welfare benefits to associates in the ordinary course of business; honor customer service programs, such as returns, refunds, coupons, gift cards and its Customer Reward Card program; and pay

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

certain limited categories of other pre-petition claims as necessary to avoid harm to the business. Subsequent orders authorized sales of certain assets, severance payments to terminated employees and implementation of a key employee retention plan for designated associates who have the specialized knowledge, experience and skills needed to support the Company’s business operations and meet the additional demands of the Chapter 11 process.

The Company has in place a Court-approved $800.0 million debtors-in-possession credit facility (the “DIP Credit Facility”) to supplement its cash flow during the reorganization process. See Note 9 below for further discussion of the DIP Credit Facility.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. In this context, “assumption” means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease, and “rejection” means that it is relieved from its obligations to perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages resulting from rejection of executory contracts that are permitted to be recovered under Chapter 11 will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

In the third and fourth quarters of fiscal 2005, the Company received Court approval to reject leases related to 163 previously closed facilities and other executory contracts of various types. The Company is in the process of reviewing all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of leases to December 19, 2005. The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on the accompanying financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with any degree of certainty. The Company has incurred, and will continue to incur, significant costs associated with the reorganization. See Note 15 below for further discussion of reorganization items.

The Company filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as of the Petition Date as shown on its books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Court established a general deadline of August 1, 2005 for the filing of proofs of claim.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company provided notice of the bar date in accordance with and as required by the Court order. Differences between amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved in connection with a claims resolution and objection process. This process has commenced, but in light of the number of creditors, the Company expects that it will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of these claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently estimable.

The Office of the United States Trustee (the “Trustee”) appointed an unsecured creditors’ committee (the “Committee”). The Committee and its legal representatives have a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no assurance that the Committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements with the Committee could protract the bankruptcy proceedings, could negatively affect its ability to operate during bankruptcy and could delay or prevent its emergence from bankruptcy.

In August 2005, the Trustee also appointed an equity security holders’ committee. The Committee has filed a motion to dissolve the equity security holders’ committee. A hearing is scheduled for November 16, 2005.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date. On September 8, 2005, the Court approved a second extension of the Debtors’ time to file and solicit acceptances of a plan of reorganization to December 19, 2005 and February 20, 2006, respectively. If the Debtors do not file a plan of reorganization and the exclusive period is not further extended, other parties in interest will be permitted to file a plan after December 19, 2005. There can be no assurance that, if requested, the Court will further extend the exclusive period, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

Under the priority scheme established by the Bankruptcy Code, generally post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

could result in holders of the Company’s stock receiving no value for their interests and holders of its unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of the Company’s common stock and unsecured debt is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities and/or liabilities.

2.	Liquidity

The consolidated financial statements of the Company have been prepared on a “going concern” basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business; however, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the consolidated financial statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed, or (c) the effect of any changes which may be made in connection with the Company’s capitalizations or operations as a result of a plan of reorganization. Because of the ongoing nature of the Chapter 11 cases, the discussions and consolidated financial statements contained herein are subject to material uncertainties.

As of June 29, 2005, the Company had $170.7 million of available borrowings under the DIP Credit Facility. There are a number of factors that have negatively impacted the Company’s liquidity and may impact the Company’s ability to continue as a going concern. These factors include, but are not limited to, the following items. One factor is past operating performance evidenced by, among other items, a net loss in six of the last eight quarters and operating cash usage of $228.1 million in fiscal 2005. A second factor is that the Company is operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code. A third factor was a reduction in liquidity surrounding the Company’s Chapter 11 filing due to a disruption in normal vendor relationships, both in terms of a withdrawal of vendor credit and a delay in payment by vendors for accounts receivable, estimated to be approximately $130 million.

Management’s 2006 operating plan addresses these concerns by seeking to, among other things, 1) improve operating results through merchandising, retail operating and marketing plans to increase sales and gross margin, shrink reduction and general and administrative expense reductions; 2) submit and seek approval of a plan of reorganization within a reasonable timeframe; and 3) achieve the resumption of vendor credit and accounts receivable collection as a result of the reclamation settlement described below in Note 21 to the Financial Statements. If additional sources of liquidity are needed, such liquidity may come from further sale or closure of additional stores, additional asset sales, further reduction in general and administrative expense, deferral of capital investment, deferral of marketing and other programs, alternative sources of financing and other necessary actions. Long-term liquidity will require either

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

further improvement to operating results, the provision of additional capital and/or a reduction in restructuring and other expense. There can be no assurance that management’s plans to provide adequate liquidity described will be successful. The accompanying financial statements do not contain any adjustments that might result if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies and Other Matters

The Company: As of June 29, 2005, the Company operated as a major food retailer in nine states in the southeastern United States and The Bahamas. The Company operated 913 retail stores, including 25 fuel centers and 66 liquor stores at the retail stores. In support of its stores, the Company had eleven distribution centers and ten manufacturing operations. However, on June 21, 2005, the Company announced a major restructuring, as discussed in Note 21.

Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal years 2005, 2004 and 2003 were comprised of 52, 53 and 52 weeks, respectively. Unless otherwise stated, 2005, 2004 and 2003 refer to fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Basis of Consolidation: The Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated with the exception of Bahamas Supermarkets Limited, which is approximately 78% owned by W-D Bahamas Limited. Significant intercompany accounts and transactions have been eliminated in consolidation.

Business Reporting Segments: The Company determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. All sales are to customers within the United States and The Bahamas. All assets are located within the United States and The Bahamas. Bahamian sales and assets represented less than 2% of the Company’s total sales and assets. Net sales from continuing operations primarily relate to grocery and supermarket items. In aggregate, pharmacy, fuel, floral and photography department sales comprised 10.9%, 10.3% and 9.3% of net sales from continuing operations in 2005, 2004 and 2003, respectively.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The Company cannot determine future events and their effects with absolute certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company constantly reviews these significant factors and makes adjustments where facts and circumstances dictate. The Company modified certain assumptions and projections during 2005 due to the Chapter 11 filings.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Basis of Presentation: The Consolidated Financial Statements were prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business. See Note 2 for further discussion. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

In accordance with Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” pre-petition liabilities subject to compromise are segregated in the Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. As of June 29, 2005, cash consisted of cash in stores and ATMs of $11.5 million and operating cash of $50.6 million.

Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, are excluded from operations and reported in accumulated other comprehensive loss until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to operations, establishing a new cost basis for the security. The Company has had no declines in fair value of available-for-sale securities resulting in charges to operations. Realized gains and losses are included in operations and calculated using the specific identification method to determine the cost of securities sold. These securities are pledged as collateral for certain letters of credit, as discussed in Note 9. Of the total available-for-sale securities, $8.8 million mature within one year from the balance sheet date, $10.0 million mature from one to five years from the balance sheet date and $0.9 million mature in more than ten years from the balance sheet date.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to quantity discounts and merchandising agreements, and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. The dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, in 2005 and 2004, primarily non-perishable merchandise in stores and distribution centers. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items having similar characteristics.

Manufacturing, pharmacy, produce and deli inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages as of the balance sheet date.

Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Interest costs on construction projects are capitalized as part of the costs of the newly constructed facilities. Depreciation is provided over the estimated useful lives by the straight-line method for financial statement purposes. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from three to ten years. Distribution and manufacturing equipment depreciation is based on lives varying from five to ten years. Amortization of improvements to leased premises is provided principally by the straight-line method over the terms of the leases or the estimated useful lives of the improvements, whichever is less.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company compares the carrying amount of the asset to the net undiscounted cash flows expected to be generated by the asset to identify potentially impaired assets. An impairment loss is recorded for the excess of carrying amount over the fair value of the impaired asset. The fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques. With respect to owned property and equipment associated with closed stores, the Company adjusts the value of the property and equipment to reflect recoverable values based on its prior history of disposing of similar assets and current economic conditions.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Factors such as changes in economic conditions and changes in operating performance significantly affect the Company’s judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Changes in these factors could cause the Company to recognize a material impairment charge.

Goodwill: Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company determined that it is contained within one reporting unit and, as such, impairment is tested at the company level. As of June 29, 2005, goodwill was fully impaired.

Deferred Rent: The Company recognizes rent holidays, including the period during which the Company has access to a property for construction of buildings or improvements, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the lease.

Income Taxes: The Company recognizes deferred tax assets and liabilities for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company adjusts the valuation allowance against its net deferred tax assets based upon management’s assessment of the likelihood of realization of such assets in the future; such adjustments may be material.

Self-Insurance: The Company self-insures for certain insurable risks, primarily workers’ compensation, business interruptions, automobile liability, general liability, and property losses, as well as employee medical coverage. Insurance coverage is generally obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. Liabilities are determined using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same lines in the Consolidated Statements of Operations in which the losses were recorded, based on management’s best estimate of amounts due from insurance providers.

The Company’s accruals for insurance reserves reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the impact of the Chapter 11 filings. Unanticipated changes in these factors may materially affect the Consolidated Financial Statements.

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income, costs and recomputation of liabilities based upon a statutory formula when a lease is approved by the Court to be rejected under the Bankruptcy Code. Such adjustments are recorded in the period in which the changes become known. Closed facility liabilities are paid over the remaining lease terms unless rejected under the provisions of the Bankruptcy Code. Facility closings are generally completed within one year after the decision to close.

Revenue Recognition: The Company recognizes revenue at the time of sale for retail sales. Sales discounts may be offered to customers at the time of sale as part of the Company’s Customer Reward Card program as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of sale.

In addition, the Company periodically offers awards to customers in the form of sales discounts to be used on a future purchase, based on an accumulation of points as part of its Customer Reward Card program. The obligation related to the award of a future sales discount is recognized as a reduction of sales, based on a systematic and rational allocation of the cost of the award earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the award.

Cost of Sales: Cost of sales includes the cost of inventory sold during the period, net of discounts and allowances; purchasing costs; transportation costs, including inbound freight and internal transfer costs; warehousing costs, including receiving and inspection costs; and other costs of the Company’s distribution network.

Vendor Allowances: The Company receives allowances or rebates from certain vendors in the form of promotional allowances, quantity discounts, payments under merchandising agreements and other allowances that relate to new item introductions, slotting fees, placement of the vendors’ products in premier locations within the stores and temporary price reductions offered to customers. Accounting for such allowances is discussed in Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which the Company adopted during the third quarter of 2003. The allowances reduce cost of sales if the product has been sold, or reduce ending inventory if the product has not yet been sold. Management uses average product turnover rates to estimate the amount of product sold.

Promotional allowances are recognized based upon the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, the Company recognizes allowances when it

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

meets the performance criteria or upon the expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred and reported in other liabilities until earned.

Quantity discounts and payments under merchandising agreements are recognized based on achievement of purchase or sales volume levels and are typically not received in advance. The amounts due the Company under such agreements are reported in trade and other receivables.

To the extent that any of the foregoing forms of rebates are attributable to the pre-petition period, vendors may seek to apply amounts due the Company to any pre-petition liabilities owing such vendors through setoff or recoupment.

Advertising: The Company expenses the costs of advertising and promotions as incurred. Advertising and promotional expense totaled $132.6 million, $151.0 million and $136.8 million for 2005, 2004 and 2003, respectively, and is included in other operating and administrative expenses in the Consolidated Statements of Operations.

Derivatives: The Company from time to time uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and fair value changes in fixed-rate debt. The Company does not enter into derivative financial instruments for trading purposes. The Company records changes in the fair value of derivatives to operations or other comprehensive (loss) income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Earnings (Loss) Per Share: Earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to anti-dilution limitations. Diluted earnings (loss) per share excluded anti-dilutive stock options of 4,363,458, 3,442,817 and 2,543,095, for 2005, 2004 and 2003, respectively. Such options are considered anti-dilutive because the exercise prices of these options were greater than the average market price of the common shares during the reporting periods. The Company believes that when proposed, its plan of reorganization could result in cancellation of the existing shares of common stock, options to purchase common stock, and restricted stock units. It is uncertain whether holders of these securities will receive any consideration for such securities in a plan of reorganization, including any interest in the reorganized company.

Comprehensive (Loss) Income: Comprehensive (loss) income differs from net (loss) income due to unrealized changes in the fair values of marketable securities and derivatives and additional minimum pension liability adjustments. All of these items are excluded from net income and are instead recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Stock-Based Compensation: The Company accounts for stock-based compensation plans using the fair value method established by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Reclassifications and Revisions: The Company revised the presentation of the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity to state additional paid-in-capital separately from retained earnings. Certain other prior year amounts may have been reclassified to conform to the current year’s presentation.

Related Party Transactions: The Company retained the law firm Holland & Knight LLP for representation in various tax matters. A former director of the Company was a partner of Holland & Knight LLP from April 2001 until March 2005. Holland & Knight LLP was paid $100.0, $9.0 and $73.0 for its services rendered to the Company during 2005, 2004 and 2003, respectively.

4.	LIFO

The Company recorded LIFO benefits of $26.3 million, $4.7 million and $1.3 million in 2005, 2004 and 2003, respectively, due primarily to liquidations of LIFO inventory layers caused by certain inventory quantity reductions. The liquidations reduced net loss by $28.9 million, or $0.20 per diluted share, in 2005 and by $3.5 million, or $0.03 per diluted share, in 2004, and increased net earnings by $1.6 million, or $0.01 per diluted share, in 2003.

If the FIFO method of inventory valuation had been used, reported net loss would have been $26.3 million, or $0.19 per diluted share, higher in 2005, $2.9 million, or $0.02 per diluted share, higher in 2004, and net earnings would have been $1.0 million, or $0.01 per diluted share, lower in 2003.

Of the LIFO inventory benefit recognized for 2005, $20.3 million was a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 30, 2004, caused by the exit of stores and a distribution center that were included in discontinued operations. This LIFO benefit has been classified as component of loss on disposal of discontinued operations. None of the 2004 or 2003 benefit related to discontinued operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of:

	2005	2004
Land and land improvements	$37,677	40,350
Buildings	139,314	151,318
Furniture, fixtures, machinery and equipment	1,085,579	1,508,255
Transportation equipment	89,610	118,235
Improvements to leased facilities	531,995	598,636
Construction in progress	1,491	6,671

	1,885,666	2,423,465
Less: Accumulated depreciation	(1,231,666)	(1,545,349)

	654,000	878,116

Leased property under capital leases, less accumulated amortization of $11,475 ($21,811 in 2004)	9,087	7,939

Property, plant and equipment, net	$663,087	886,055

Leased property under capital leases is comprised primarily of store facilities and related land.

6.	Impairment

Impairment charges consisted of:

	2005	2004
Store facilities - continuing operations	$148,770	35,009
Manufacturing facilities	5,121	—
Distribution centers	10,110	—
Information technology projects	8,838	—
Airplanes	4,864	—
Goodwill	87,112	—

Reported as impairment charges	264,815	35,009
Reported as restructuring charges	—	6,340

Total, continuing operations	264,815	41,349
Loss from discontinued operations	7,539	21,851
Loss on disposal of discontinued operations	—	696

Total, discontinued operations	7,539	22,547

Total impairment charges	$272,354	63,896

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

In 2005, management estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, management concluded that the undiscounted cash flows were less than the carrying value of the related assets, resulting in $185.2 million of the impairment charges identified above. Certain cash flow estimates were modified during the third and fourth quarters of 2005 based on the Company’s anticipated exit from 326 stores and other facilities in connection with the 2005 Restructure Plan (see Note 21). Modified estimates included the number and timing of stores to be exited, the percentage of stores to be sold and sales proceeds, among others.

Due to a substantial, other than temporary decline in market capitalization in the first quarter of 2005, the Company performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

The goodwill impairment loss was calculated as the difference between: (a) the Company’s implied fair value less the fair value of the net assets and (b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

In 2004, in connection with the decline in sales and cash flows of certain stores, as well as the announcement in April 2004 of a plan of sale or closure of 156 stores and other facilities in connection with the 2004 Restructure Plan (see Note 16), management evaluated long-lived assets for impairment, resulting in $63.2 million of impairment charges as discussed above. Additionally, the Company recorded an impairment charge to reduce goodwill by $0.7 million related to the sale of certain store locations classified as discontinued operations. The charge was the amount of goodwill deemed to be associated with the stores sold, based on the relative fair value of such stores when acquired by the Company.

No impairment charges were recorded in 2003.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Income Taxes

Income tax expense (benefit) for continuing operations consisted of:

	Current	Deferred	Total
2005
Federal	$(54,859)	228,800	173,941
State	3,571	12,947	16,518

	$(51,288)	241,747	190,459

2004
Federal	$(43,515)	12,054	(31,461)
State	(3,314)	(1,934)	(5,248)

	$(46,829)	10,120	(36,709)

2003
Federal	$38,924	31,679	70,603
State	3,136	5,586	8,722

	$42,060	37,265	79,325

The following reconciles income tax expense (benefit) for continuing operations to the federal statutory income tax rate:

	2005	2004	2003
Federal statutory income tax rate	(35.00)%	(35.00)%	35.00%
State and local income taxes, net of federal income tax benefits	2.14	(3.90)	1.80
Tax credits	(0.08)	(2.60)	(0.56)
Company-owned life insurance	—	—	(8.90)
Valuation allowance	68.41	—	—
Other, net	2.56	(0.50)	(2.20)

	38.03%	(42.00)%	25.14%

The effective tax rate for 2005 reflected the establishment of a full valuation allowance for the Company’s deferred tax assets, as further discussed below. The effective tax rate for 2004 reflected the benefit of state and local income taxes and beneficial permanent differences. The effective tax rate for 2003 reflected the company-owned life insurance adjustments, as further discussed below.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company’s deferred tax assets and liabilities consisted of the following:

	2005	2004
Deferred tax assets:
Insurance claims and self-insurance	$103,641	108,811
Lease liability on closed facilities	62,018	77,785
Unearned promotional allowance	18,807	16,424
Compensation	21,064	19,546
Property, plant and equipment	127,336	32,693
Accumulated other comprehensive loss	14,852	1,571
Accrued rent	4,540	5,502
Retirement and defined benefit plan	25,529	25,576
Merchandise inventory	8,753	10,552
State net operating loss carry forwards	36,317	28,084
Federal net operating loss carry forwards	105,790	—
Other, net	20,405	17,845

Total deferred tax assets	549,052	344,389
Less: Valuation allowance	(463,151)	(37,654)

Net deferred tax assets	85,901	306,735

Deferred tax liabilities:
Property, plant and equipment	(76,989)	(63,292)
Earnings of foreign subsidiary	(3,950)	(2,752)
Merchandise inventory	(836)	(695)
Other, net	(4,126)	(778)

Total deferred tax liabilities	(85,901)	(67,517)

Net deferred tax assets	$—	239,218

The Company evaluated the future realization of its net deferred tax assets during the second quarter of 2005. As a result of cumulative losses experienced to that point in 2005 and the prior two years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, the Company determined that it was more likely than not that its net deferred tax assets will not be realized. As a result, a full valuation allowance was recognized against the Company’s net deferred tax assets during the second quarter of 2005. The Company did not recognize any tax benefit from its losses during the remainder of 2005.

The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. Earnings or losses will not be tax-effected until the realization of future tax benefits can be reasonably assured.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

As of June 29, 2005, the Company had net operating loss carry forwards for state income tax purposes of approximately $914.3 million, which expire from 2006 through 2025, and net operating loss carry forwards for federal income tax purposes of $302.2 million, which expire in 2025. In addition, the Company had tax credit carry forwards of $5.5 million for federal income tax purposes, which expire from 2023 to 2025. The utilization of certain net operating loss and tax credit carry forwards may be limited in any given year. Additionally, net operating loss and tax credit carry forwards may be significantly reduced upon consummation of a plan of reorganization.

As a result of an Internal Revenue Service (“IRS”) audit of fiscal years 2000 through 2002, the Company was assessed approximately $49.0 million in taxes and penalties in 2005. The Company filed a protest and believes it is probable that its position will be sustained. No amount in respect of this matter was accrued in the Consolidated Financial Statements.

The Company held company-owned life insurance (“COLI”) policies and deducted interest on outstanding loans from March 1993 to December 1997. In the fall of 1996, Congress passed legislation phasing out such deductions over a three-year period. In 2000, the Company established a reserve for taxes and interest related to this issue since the IRS issued both an unfavorable opinion and a computational decision. During 2003, the Company paid $52.0 million in taxes and interest to the IRS to settle this issue and reversed the remaining COLI tax reserve of $28.0 million.

8.	Liabilities Subject to Compromise

As of June 29, 2005, the components of liabilities subject to compromise consisted of:

2005
Senior notes, including accrued interest	$310,540
Accounts payable	381,576
Lease liability on closed facilities and accrued rent	94,493
Claims from rejected leases	100,908
Non-qualified retirement plans	117,246
General liability claims	71,595
Other liabilities	34,918

Liabilities subject to compromise	$1,111,276

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

9.	Debt

	2005	2004
$800.0 million DIP Credit Facility	$245,003	—
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments	590	878
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	545,593	300,878
Less amounts subject to compromise	(300,000)	—
Less current portion	(194)	(273)

Long-term portion	$245,399	300,605

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all of the Debtors’ assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility including a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-K contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 6, 2005) and the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005). The following capitalized terms have specific meanings as defined in the DIP Credit Facility agreement, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

The initial usage of the DIP Credit Facility was $440.0 million, of which $267.0 million was used to repay the outstanding indebtedness under the $600.0 million credit facility (the “Pre-petition Facility”) and $161.8 million was issued as letters of credit in order to continue the letters of credit issued under the Pre-petition Facility. $10.0 million was used to pay various issue costs related to the DIP Credit Facility. These costs are being amortized over the two-year term of the facility and are included in other assets, net in the accompanying Consolidated Balance Sheets. On March 31, 2005, the DIP Credit Facility agreement was amended and $40.0 million of the outstanding borrowing on the revolving line portion was converted to a term loan, for which all material terms are consistent with the other portions of the facility. On July 29, 2005, the DIP Credit Facility was again amended to establish a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow the Company to sell or liquidate certain store locations as outlined in the 2005 Restructure Plan (as defined in Note 21).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

At the Company’s option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of June 29, 2005, interest rates on outstanding borrowings ranged from 4.94% to 8.00%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group. Effective May 31, 2005, the Company submitted to the bank a monthly financial plan that will be used to set EBITDA and capital expenditure levels for testing. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing the Company’s borrowing availability. Certain covenants substantially restrict the Company’s ability to pay dividends. As of June 29, 2005, the Company was in compliance with the above covenants. The DIP Facility contains a covenant that requires the Company to provide audited financial statements for fiscal 2005 to the bank group on or prior to September 28, 2005. The Company did not provide the bank group with its audited financial statements by that date. On September 30, 2005, the Company obtained a waiver letter from the bank group waiving its obligation to provide financial statements as required in the covenants to the DIP Facility, such waiver covered the period beginning September 28, 2005 and ending October 31, 2005. The waiver letter also waived any events of default occurring under the DIP Facility as a result of the Company’s failure to comply with the covenant on or prior to September 28, 2005. Contemporaneously with the filing of the Company’s Form 10-K, it will provide audited financial statements for fiscal year 2005 to the bank group, within the time period set forth in the waiver letter. Borrowing availability was approximately $170.7 million, as summarized below:

June 29, 2005
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $253,550, including $215,585 related to outstanding letters of credit)	$515,734
Outstanding borrowings	(245,003)

Excess Availability	270,731
Limitation on Excess Availability	(100,000)

Borrowing availability	$170,731

As shown in the table above, availability under the DIP Credit Facility is determined net

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

of Reserves, which are established and subject to revision by the Agent under the DIP Credit Facility to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

The Debtors’ obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Facility agreement, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) February 23, 2007 (b) the effective date of any confirmed plan of reorganization or (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility.

Including the revolving loan balance and the term loan, the outstanding borrowings on the DIP Credit Facility were $245.0 million as of June 29, 2005, compared to no revolving loans on the Pre-petition Facility as of June 30, 2004. The average and peak borrowings on either facility during 2005 were $110.4 million and $284.9 million, respectively.

As of June 29, 2005, the Company had letters of credit totaling $218.4 million issued under the DIP Credit Facility. Of the total, $4.5 million were import letters of credit, and $213.9 million were workers’ compensation standby letters of credit. Additionally, $17.0 million in letters of credit were issued outside of the DIP Credit Facility for workers’ compensation purposes and secured by marketable securities valued at $19.7 million as of June 29, 2005.

In addition to the DIP Credit Facility, the Company has $300.0 million of outstanding senior notes that bear interest at 8.875% per annum (the “Notes”). The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the Chapter 11 filings and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While operating under Chapter 11, the Company is prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. As of the Petition Date, in accordance with SOP 90-7 the Company ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

The carrying amount of the Company’s long-term debt was $545,593, and the fair value was $436,440 as of June 29, 2005. Fair value was based primarily on quoted market prices.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Aggregate contractual principal maturities on long-term debt for each of the fiscal years subsequent to June 29, 2005 are as follows:

Fiscal Year:	Long-term Debt
2006	$194
2007	245,235
2008	300,164

$545,593

Included in the foregoing amounts are $300.0 million of pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Therefore, the maturities shown above may not reflect actual cash outlays in future periods.

10.	Interest Expense

The components of interest expense, net consisted of the following:

	2005	2004	2003
Interest expense	$30,658	27,768	31,394
Debt issue cost write-off	5,214	4,602	6,399
Swap unwind	—	(14,430)	7,509
Capitalized interest	(1,419)	(1,628)	(2,375)
Interest income	(1,287)	(1,935)	(2,485)

Interest expense, net	$33,166	14,377	40,442

As of the Petition Date, in accordance with SOP 90-7 the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise. $9.3 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during 2005.

11.	Derivatives

During 2004, the Company terminated two interest rate swaps related to the Notes and received $5.8 million of interest income in cash. Concurrently, the Company recognized $11.5 million of deferred income from swap terminations that occurred in 2003, and $2.8 million of additional interest expense for the difference between the swap rate and stated rate on the Notes. The net benefit of $14.4 million was included in interest expense, net in the Consolidated Statements of Operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The terminated interest rate swaps had notional amounts of $200.0 million and $100.0 million and effectively converted the fixed interest rate of 8.875% on the Notes to variable interest rates at six-month LIBOR plus 525 and 497 basis points, respectively. The Company designated the interest rate swap agreements on the Notes as perfectly effective fair value hedges and, accordingly, used the short-cut method to evaluate effectiveness. As permitted by this method, the changes in fair values of both the interest rate swaps and the Notes were reflected as changes in the carrying values of the swaps and Notes, with offsets to operations. No ineffectiveness was recorded.

During 2003, the Company terminated two interest rate swaps with notional amounts of $100.0 million and $150.0 million. The Company received $7.5 million of interest income in cash, which was included in interest expense, net in the Consolidated Statements of Operations. The Company also received $15.0 million to effectively re-price the interest rate swaps with notional amounts of $200.0 million and $100.0 million. Income from this termination was to be recognized over the remaining term of the Notes. The remaining unrecognized amount of $11.5 million was recognized during 2004 when the swap agreements were terminated.

As of June 29, 2005 and June 30, 2004, the Company had no derivatives in effect.

12.	Retirement Plans

Profit Sharing/401(k) Plan

The Company has a Profit Sharing/401(k) Plan that has a noncontributory, trusteed profit-sharing feature and a contributory, trusteed 401(k) feature. The plan is in effect for eligible associates and may be amended or terminated at any time. Charges to operations for plan contributions amounted to $11,283, $13,034 and $13,907 in 2005, 2004 and 2003, respectively. The assets and liabilities of this plan are excluded from the Chapter 11 proceedings and from the accompanying Consolidated Balance Sheets.

Defined Benefit and Retiree Medical Plans

The Company has a management security plan, which is a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provides retirement and death benefits to certain executives and members of management. Effective July 1, 2003, the eligibility criteria were modified to limit the number of active participants in the plan. The plan is a non-funded contributory plan. Effective February 21, 2005, no additional benefits will be credited and associate contributions ceased. A liability of $101.4 million was included in liabilities subject to compromise as of June 29, 2005. A liability of $68.8 million was separately reported as of June 30, 2004.

The Company also has a retiree medical plan that provides medical benefits until age 65 to associates who terminate employment after attaining 55 years of age and ten years of full-time service with the Company. Associates terminating employment after attaining

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

55 years of age and completion of ten years of service continue to be eligible to participate in the plan, but those meeting the criteria subsequent to July 1, 2002 are assessed the full cost of coverage.

The components of expense for the Defined Benefit Plan and retiree medical plan consisted of the following:

	Defined Benefit Plan			Retiree Medical
	2005	2004	2003	2005	2004	2003
Service cost	$582	762	1,405	—	—	—
Interest cost	4,482	4,070	4,392	993	1,009	1,197
Amortization of prior service cost	—	—	—	2,088	2,088	876
Recognized net actuarial loss (gain)	1,349	2,193	1,781	(8)	(68)	(92)
Participant contributions	(35)	(364)	(472)	—	—	—

Net periodic benefit expense	$6,378	6,661	7,106	3,073	3,029	1,981

The following summarizes the changes in the projected benefit obligation and post-retirement benefit obligation:

	Defined Benefit Plan		Retiree Medical
	2005	2004	2005	2004
Beginning of year benefit obligation	$68,827	67,233	16,968	17,660
Service cost	582	762	—	—
Interest cost	4,482	4,070	993	1,009
Actuarial loss	31,870	1,661	1,052	282
Benefits paid	(4,399)	(4,899)	(1,616)	(1,983)

End of year benefit obligation	101,362	68,827	17,397	16,968
Unrecognized prior service cost	—	—	(14,616)	(16,704)
Unrecognized net actuarial (loss) gain	(41,637)	(11,113)	1,181	2,241
Additional minimum liability	41,637	11,113	—	—

Accrued benefit cost	$101,362	68,827	3,962	2,505

The accumulated benefit obligation for the Defined Benefit Plan was $101,362 and $68,827 as of June 29, 2005 and June 30, 2004, respectively.

	Defined Benefit Plan			Retiree Medical
	2005	2004	2003	2005	2004	2003
Additional information:

Minimum pension liability adjustment included in other comprehensive loss	$30,524	(533)	11,646	$—	—	—
Discount rate used to determine benefit obligation	4.75%	6.00%	6.00%	4.75%	6.00%	6.00%
Discount rate used to determine net periodic benefit expense	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%

Assumed health care cost rates have a significant effect on the amounts reported for the

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

retiree medical plan. The health care cost trend rates assumed for 2005 and 2004 were 11.0% and 11.50%, respectively. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.5%, which will be reached in 2016. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$37	$(36)
Effect on post-retirement benefit obligation	704	(671)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the indicated fiscal years:

	Defined Benefit Plan	Retiree Medical
2006	$5,942	$2,600
2007	6,526	2,700
2008	6,960	2,800
2009	7,117	2,700
2010	7,360	2,600
Years 2011-2015	36,477	6,300

Supplemental Retirement Plan

The Company has a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. Effective February 21, 2005, contributions from associates were suspended, and are expected to remain suspended through the pendency of the Chapter 11 cases. As of June 29, 2005, a liability of $15.9 million was included in liabilities subject to compromise. As of June 30, 2004, a liability of $16.4 million was included in other liabilities. Charges to operations for plan contributions amounted to less than $0.5 million per year in 2005, 2004 and 2003.

13.	Stock Compensation Plans

Stock Option Plans

The Company’s key employee stock option plan, as amended in 2003, reserved 10,000,000 shares of the Company’s stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the date of grant. Options generally vest ratably over three or five years, are contingent upon continued employment, and generally expire seven to ten years from the grant date. Options to purchase 5,247,958 shares were available for grant under the plan as of June 29, 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company’s 2000 Retention and Attraction Plan reserved 1,148,406 shares of the Company’s stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the date of grant. The options vested over five years and generally expire ten years from the grant date. No options to purchase shares were available for grant under this plan at June 29, 2005.

The Company’s stock plan for non-employee directors, effective October 2000, reserved 500,000 shares of the Company’s stock for awards under the plan. The plan provides both for the direct grant of shares of common stock and for the grant of options to purchase such shares. Options issued under the plan are exercisable immediately at an exercise price equal to the fair value of the Company’s stock on the date of grant and generally expire no later than January 15th following the sixth full fiscal year after the grant date. Options to purchase 317,497 shares were available for grant as of June 29, 2005.

The Company granted options during 2000 to purchase a total of 500,000 shares of common stock under an employment agreement with a former executive officer. These options are fully vested and expire in August 2005.

Changes in options outstanding for 2005, 2004 and 2003 were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - June 26, 2002	2,630,909	$21.38
Granted	1,086,663	14.09
Exercised	(102,771)	14.52
Forfeited	(359,662)	21.97
Expired	(204,441)	20.56

Outstanding - June 25, 2003	3,050,698	$19.00
Granted	2,848,800	8.14
Exercised	—	—
Forfeited	(333,938)	13.23
Expired	(775,541)	18.39

Outstanding - June 30, 2004	4,790,019	$13.04
Granted	2,181,762	5.95
Exercised	—	—
Forfeited	(999,056)	7.80
Expired	(1,609,267)	13.39

Outstanding - June 29, 2005	4,363,458	$10.60

Shares exercisable – June 25, 2003	1,887,381	$20.25

Shares exercisable – June 30, 2004	1,564,244	$21.12

Shares exercisable – June 29, 2005	1,340,611	$19.55

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Information related to stock options outstanding as of June 29, 2005 was as follows:

Range of Exercise Prices Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number Currently Exercisable	Weighted Average Exercise Prices For Currently Exercisable
$ 3.17 to 4.41	867,195	$3.94	5.1	35,000	$3.17
$ 5.92 to 8.18	1,833,434	6.98	4.3	27,832	7.51
$ 9.09 to 13.48	633,044	10.40	3.3	287,391	10.59
$ 13.81 to 20.39	427,501	16.47	2.3	389,084	16.60
$ 25.95 to 36.43	602,284	27.26	0.9	601,304	27.25

	4,363,458	$10.60	3.2	1,340,611	$19.55

The per-share weighted-average fair value of stock options granted was $2.60, $2.88 and $5.29 for 2005, 2004 and 2003, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model and the following assumptions:

	2005	2004	2003
Risk-free interest rate	4.1%	4.1%	3.9%
Expected dividend yield	0.0%	0.0%	1.3%
Expected life (years)	6.5	6.5	6.5
Expected volatility	35.8%	33.2%	35.1%

Restricted Stock Plan

The Company’s restricted stock plan reserved 2,000,000 shares of the Company’s common stock to be granted to certain eligible key associates, on a restricted basis. The lapse of restrictions on awards may be based upon satisfaction of performance-based requirements, in addition to continued employment. The restricted stock shares generally vest over three to five years. During the vesting period, the participants have voting rights and are eligible to receive dividends (if declared), but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited upon termination of employment. The Company awarded 251,222, 1,431,053 and 201,546 shares at a per-share weighted-average grant-date fair value of $4.20, $8.89, and $14.87 during 2005, 2004, and 2003, respectively. As of June 29, 2005, 510,667 shares were available for issuance under this plan.

Restricted Stock Units

Under the employment agreement entered into in December 2004 with Mr. Lynch, the Company’s Chief Executive Officer, the Company granted 3,000,000 restricted stock units that are payable only in shares of common stock of the Company as one share for each unit. Two-thirds of the restricted stock units vest on the fifth anniversary of the effective date while the remaining one-third vests in equal installments on the first five anniversaries of the effective date. Vesting is contingent upon continued employment.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Compensation Expense

Compensation expense is generally recognized on a straight-line basis over the vesting period of the grants. During 2005, 2004 and 2003, the Company recognized compensation expense of $9.4 million, $7.4 million and $5.4 million, respectively, related to the various stock compensation plans.

14.	Leases

Approximately 99% of the Company’s store facilities are leased. The Company also leases certain manufacturing, distribution and administrative facilities, equipment, and delivery vehicles. A majority of the Company’s lease payment obligations relate to real properties with remaining terms ranging from less than one year to 34 years, generally with renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

Under the Bankruptcy Code, the Company generally must assume or reject executory contracts, including lease obligations. Therefore, the commitments shown below may not reflect actual cash disbursements in future periods. Future contractual minimum lease payments, for both facilities and equipment, under both capital and operating leases that have remaining terms in excess of one year as of June 29, 2005 are presented below. The table below excludes leases rejected with Court approval on or before June 29, 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Capital	Operating	Sublease and Assignments	Net
Fiscal Year:
2006	$6,013	345,500	(33,856)	317,657
2007	5,594	329,540	(30,059)	305,075
2008	4,150	313,056	(26,693)	290,513
2009	2,782	297,436	(23,763)	276,455
2010	2,622	277,416	(20,916)	259,122
Thereafter	2,802	1,850,106	(104,968)	1,747,940

Total minimum lease payments	23,963	3,413,054	(240,255)	3,196,762

Less: Amount representing estimated taxes, maintenance and insurance costs included above	(345)

Net minimum lease payments	23,618
Less: Amount representing interest	(8,132)

Present value of net minimum lease payments	$15,486

Minimum rentals, contingent rentals and sublease rentals under operating leases were as follows:

	2005	2004	2003
Minimum rentals	$354,733	344,977	341,481
Contingent rentals	578	410	677
Less: Sublease rentals	(2,868)	(4,848)	(9,290)

Total	$352,443	340,539	332,868

The Company is contingently liable for leases assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under the leases if any of the assignees are unable to fulfill their lease obligations. Due to the wide distribution of the Company’s assignments among third parties and the remedies available to the Company under the Chapter 11 proceedings, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

The lease liability on closed facilities is included in liabilities subject to compromise as of June 29, 2005, and in accrued rent and lease liability on closed facilities as of June 30, 2004. Lease payments extend into 2025 pursuant to the terms of the lease agreements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following summarizes the changes in the lease liability on closed facilities:

	Total	2004 Restructure	2002 Texas Exit	2000 Restructure	Other
Balance as of June 30, 2004	$213,310	9,973	59,806	102,386	41,145
Additions/adjustments	184,806	185,546	2,259	(3,730)	731
Utilization	(49,231)	(17,431)	(7,540)	(14,495)	(9,765)
Adjustments due to lease rejections	(286,503)	(147,337)	(52,135)	(60,967)	(26,064)

Balance as of June 29, 2005	$62,382	30,751	2,390	23,194	6,047

The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs and the buyout of six leases. The balance at June 29, 2005 does not include $100.9 million of lease rejection claims included in liabilities subject to compromise.

The Company is in the process of reviewing all of its executory contracts, including its real property leases on both open and closed facilities, to determine which contracts will be rejected as allowed under the Bankruptcy Code. During the second half of 2005, the Company received approval from the Court to reject leases related to 163 closed facilities. Approval of further lease rejections and or closure of additional facilities will result in revisions of the lease liability on closed facilities and recognition of additional gains or losses. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of leases to December 19, 2005. The ultimate amount of allowed claims related to rejected leases, as well as the timing and amount of any payments, will be determined by the Chapter 11 proceedings.

Upon Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code. Adjustments due to lease rejections for the leases related to 163 closed facilities rejected during 2005 totaled $286.5 million. Based upon the computation of the estimated maximum amount of allowable claims using the statutory formula provided in the Bankruptcy Code, the offsetting claim liability recorded was $100.9 million, which is also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual of $185.6 million is included in the Statement of Operations as a component of reorganization items, net.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

15.	Reorganization Items, net

Reorganization items, net, represents amounts incurred during 2005 as a direct result of the Chapter 11 filings, and was comprised of the following:

2005
Professional fees	$23,029
Lease rejections	(185,596)
Write-off of debt issue costs	4,254
Abandoned property	6,022
Employee costs	3,330
Other	668

Reorganization items, net	$(148,293)

Professional fees of $23.0 million include financial, legal, real estate and valuation services directly associated with the reorganization process. Payments during 2005 for professional service fees and retainers were $11.1 million. Payments for employee costs and other items were $3.9 million. The Company rejected leases related to 163 closed facilities. The liability previously recorded for these facilities was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based upon the statutory limits in §502(b)(6) of the Bankruptcy Code. The Company recognized approximately $185.6 million of non-cash income due to the rejections of these leases and this limitation. The Company may reject additional leases in the future, which may result in recognition of material gains or losses.

On the Petition Date, in accordance with SOP 90-7 the Company ceased amortization of debt issue costs related to pre-petition obligations. The Company expensed $4.3 million for the write-off of the unamortized balance of all debt issue costs related to the Notes. Abandoned property of $6.0 million represents the net book value of equipment and leasehold improvements in facilities for which the lease has been rejected and the property turned over to the landlord.

Employee costs relate to the Company’s key employee retention plan, which was approved by the Court in June 2005. Under the retention plan, certain of the Company’s key associates, including executive officers, are eligible for retention bonuses. The key associates are classified into different bands based on their level of responsibility and role within the Company. The amount of retention bonus is based on a key associate’s band and base salary at the time the bonus is determined. The bonus is payable in installments, contingent upon continued employment through the payment dates. Employee costs of $3.3 million for fiscal 2005 related to the retention bonus. The Company expects the cost of this plan to total approximately $12 million.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

16.	Discontinued Operations and Restructuring

Though the Company announced its 2005 Restructure Plan (as defined in Note 21) on June 21, 2005, prior to the end of the fiscal year, Court approval was required before these restructuring activities could be executed. Generally, historical operating results related to locations included in this plan will be reclassified to discontinued operations in the first quarter of fiscal 2006.

In April 2004, the Company’s Board of Directors approved an asset rationalization plan (the “2004 Restructure Plan”) to exit, by sale or closure, 156 stores and three supporting distribution centers. The Company also undertook a comprehensive review of its manufacturing operations and determined that these operations were not fundamental to the core business of operating supermarkets. The 2004 Restructure Plan therefore specified six manufacturing operations to be sold or closed. All of these actions were completed by the end of 2005, except for the sale of one manufacturing operation and one store.

Each store is considered to be a component of a business as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. To determine if a store is includable in discontinued operations, the Company analyzes the store in relation to nearby Winn-Dixie stores and surrounding competitors. If the Company determines that the operations and cash flows of the store have been (or will be) eliminated from the Company’s ongoing operations and that cash inflows of nearby Company stores are not expected to increase as a result of the disposal transaction, results of operations of the store are reported in discontinued operations.

The Company determined that certain elements of the 2004 Restructure Plan met the qualifications to be classified as discontinued operations. Other elements of the announced plan did not qualify and therefore were reported in continuing operations. The Company determined that all 156 stores and the Louisville, Kentucky distribution center were components of a business and met the requirements to be reported as discontinued operations in the Consolidated Statements of Operations.

The Company determined that the dairy and manufacturing operations to be exited and the other two distribution centers did not qualify as discontinued operations. The exit of these dairy and manufacturing operations and distribution centers would not eliminate the cash outlay for similar manufactured goods and warehousing subsequent to disposal. The results of operations of these facilities were reported in continuing operations. Costs incurred to dispose of the dairy and manufacturing operations and these two distribution centers were classified primarily as restructuring costs.

Net sales from discontinued operations were $288.5 million and $1.1 billion for 2005 and 2004, respectively. The loss from discontinued operations was $141.3 million and $49.6 million for 2005 and 2004, respectively, which included a loss on disposal of

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

discontinued operations of $79.7 million and $16.7 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring charges were $84.0 million and $9.0 million for 2005 and 2004, respectively, related to employee termination costs, lease termination costs and other location closing costs. In 2003, net sales from discontinued operations and net earnings from discontinued operations were $1.1 billion and $3.1 million, respectively.

Although the Company has accrued the lease liabilities on closed facilities, the payments will continue through lease termination or rejection in the bankruptcy cases. The following tables display the total costs of the 2004 Restructure Plan incurred during 2005 and since inception:

	Continuing Operations	Discontinued Operations		Incurred Current Year
	Restructuring	Loss on Disposal	Loss from Operations
During 2005:

Asset impairment and (gain) loss on sale/retirement, net	$(4,447)	(13,228)	7,539	(10,136)
Inventory writedowns	—	—	5,551	5,551
LIFO liquidation	—	(20,349)	—	(20,349)
Lease termination costs	82,785	87,055	—	169,840
Employee termination costs	3,663	12,233	—	15,896
Other location closing costs	1,998	13,984	—	15,982

Total	$83,999	79,695	13,090	176,784

	Continuing Operations	Discontinued Operations		2004 Restructure Plan to Date
	Restructuring	Loss on Disposal	Loss from Operations
2004 Restructure Plan from inception through 2005:

Asset impairment and (gain) loss on sale/retirement, net	$2,342	(14,469)	29,439	17,312
Inventory writedowns	—	—	5,731	5,731
LIFO liquidation	—	(20,349)	—	(20,349)
Lease termination costs	83,281	97,130	—	180,411
Employee termination costs	5,296	15,064	—	20,360
Other location closing costs	2,126	19,027	—	21,153

Total	$93,045	96,403	35,170	224,618

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table summarizes the change in liability recorded for the 2004 Restructure Plan during 2005:

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 30, 2004	$7,024	3,760	3,264
Additions	19,127	16,106	3,021
Utilizations	(21,484)	(16,448)	(5,036)
Adjustments	(4,507)	(3,258)	(1,249)

Balance at June 29, 2005	$160	160	—

Employee termination costs are included in accrued wages and salaries in the Consolidated Balance Sheets as of June 29, 2005 and June 30, 2004. See Note 14 for a reconciliation of lease termination costs. Property and equipment held for sale under the 2004 Restructure Plan of $9.3 million and $51.0 million, respectively as of June 29, 2005 and June 30, 2004, is recorded on the accompanying Consolidated Balance Sheet as a component of prepaid expenses and other current assets and assets held for sale, respectively.

17.	Self-Insurance

The Company’s primary commercial general liability, business interruption, workers’ compensation, property loss and auto liability insurance coverages were issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverage. Above the respective primary policy limits, the Company maintains commercial excess umbrella and excess workers’ compensation liability stop-loss coverages on a fully-insured basis. Excess insurance applies above retentions of $2.0 million per occurrence for automobile and general liability, $1.5 million per occurrence for workers’ compensation, $10.0 million in the aggregate for property losses and business interruption losses related to named windstorms and $5.0 million in the aggregate for all other property losses. The Company also self-insures its employee medical benefits program.

During fiscal 2005, four hurricanes caused inventory damage, property damage, power outages and store closings in much of the Company’s operating area, resulting in total losses exceeding the self-insured retention limit for named windstorm coverage. As of June 29, 2005, the Company had received insurance recoveries of $50.0 million and had recorded an insurance receivable of $8.7 million. Additional recoveries are expected when the claim is finalized. Due to the nature of the policy provisions, specifically a provision by which retail inventory losses are recoverable at the retail sales price less discounts and other deductions, the Company recognized no significant impact to cost of sales or operating and administrative expenses due to these losses.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

As of June 29, 2005, the Court had not authorized payment of pre-petition general liability claims. As such, the accrual for insurance reserves related to general liability claims incurred prior to the Petition Date in the amount of $71.6 million is included in liabilities subject to compromise in the accompanying balance sheet as of June 29, 2005.

All other accruals for insurance reserves, including general liability claims incurred subsequent to February 21, 2005, are included in reserve for self-insurance liabilities in the accompanying Consolidated Balance Sheets.

18.	Bank Agreement Termination

In 2003, Canadian Imperial Bank of Commerce terminated its in-store bank agreement with the Company, resulting in bank agreement termination income of $52.7 million. The Company received $60.0 million and was responsible for $7.3 million of costs associated with the de-installation of the in-store bank locations and other related costs. Sub-lease income, a component of other operating and administrative expenses, decreased by $8.4 million in 2003 due to the termination. The net impact on pretax profit for 2003 was an increase of $44.3 million.

19.	Commitments and Contingencies

Purchase Commitments

The Company has entered into supply contracts to purchase products for resale in the ordinary course of business which may also include specific merchandising obligations relative to the products. These supply contracts typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Certain of these contracts are cancelable, typically upon return of certain allowances. Contracts for both non-cancelable agreements and agreements where remedies upon cancellation are not specified totaled approximately $292.4 million as of June 29, 2005 and range from one to nine years. These contracts are subject to rejection by the Company under the provisions of the Bankruptcy Code and are not recorded in the accompanying Consolidated Balance Sheets.

Litigation

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Florida Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

flows of the Company. The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company’s business. The rights of and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of Winn-Dixie stock receiving no value for their interests and holders of unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. See Note 1 for additional information.

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

In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and the Company’s officers and directors who served from May 6, 2002 through July 23, 2004. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believes that all of these claims are without merit and intends to defend itself

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

vigorously. Moreover, any derivative claims would belong to the Company’s Chapter 11 estate and the automatic stay would prevent any party other than the Company from pursuing such claims.

In April 2005, the Company received a letter from the United States Attorney for the Southern District of Florida indicating that a federal grand jury is investigating possible violations of federal criminal law arising out of activities related to illegal importation, possession, transportation and sale of undersized lobster in and within the United States and the State of Florida, and that the Company is a target of the investigation. The laws potentially applicable are intended to protect the breeding stock of lobsters (and feeding stock of other fish and wildlife). The Company is fully cooperating and believes it has defenses to any potential charges. At this early stage of this matter, the Company is unable to predict the outcome of this investigation. This investigation is not stayed under the provisions of the Bankruptcy Code.

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

20.	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal 2006. The Company does not anticipate adoption of this interpretation will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 states that qualified domestic production activities should be accounted for as special deduction under SFAS No. 109, “Accounting for Income Taxes.” The Company is currently evaluating the impact of this guidance on its effective tax rate for fiscal 2006 and subsequent periods.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”). The Act provides for a special one-time tax deduction of certain earnings repatriated in fiscal 2006. The Company has completed its evaluation of the repatriation provision and has determined it does not impact fiscal 2005 or fiscal 2006.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. Under SFAS 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for the first quarter of fiscal 2006. The Company currently recognizes compensation expense at fair value for share-based payment awards in accordance with SFAS 123 and does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges in the first quarter of fiscal 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance of ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

21.	Subsequent Events

Restructuring

On June 21, 2005, the Company announced a plan (the “2005 Restructure Plan”) to exit, by sale or closure, 326 stores and three distribution centers. This plan will result in the Company exiting all 232 stores in 14 retail designated market areas (“DMAs”), as well as 94 underperforming stores within 23 DMAs in which it will remain. The Company evaluated DMAs primarily on measures of market position, DMA-level cash flows, geographic adjacencies and management’s opinion of opportunities to improve performance in the DMA. The Company evaluated individual stores primarily based on store-level cash flow, the quality of the real estate, competitive activity, the impact of its other store closures and management’s opinion of opportunities to improve performance at the store. In addition, the Company announced that it was marketing for sale its manufacturing facilities. Though the announcement was made prior to the end of fiscal 2005, Court approval was required before these restructuring activities could be executed.

As of October 20, 2005, the Company has completed the sale of 81 stores. The Court approved sales of these stores’ leasehold interests and fixed assets on July 27-29, 2005. Proceeds from completed sales totaled approximately $40.8 million, exclusive of consideration paid for inventory. Inventory liquidation sales were complete and the remaining 245 stores were closed for operation by the end of the first quarter of fiscal 2006. The Company subsequently determined that it will continue to operate its Plant City, Florida and Hammond, Louisiana dairies and its Chek beverage operation in Fitzgerald, Georgia. The Company plans to close the remaining plants and reject the applicable leases. By the end of the first quarter of fiscal 2006, the Company had ceased operations at all three distribution centers and two of the dairies.

The Company is also evaluating all aspects of its field and administrative support organizations to ensure these organizations are appropriate for the planned configuration of its retail business. As the Company reduces its retail store base, it is reviewing its field and administrative support organizations to reduce further its expenses through reengineering the organization, staff reductions and other actions. Approximately 22,000 store and support associates will be impacted by the 2005 Restructure Plan.

Upon completion of the 2005 Restructure Plan as currently outlined, the Company anticipates that it will operate 575 stores across Florida, Alabama, Louisiana, Georgia and Mississippi, and twelve stores in The Bahamas. The Company also plans to operate seven distribution centers in the U.S. and one in The Bahamas to supply the majority of products to these stores.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Net sales related to the 326 stores to be sold or closed totaled $2.5 billion in fiscal 2005. As of June 29, 2005, the net book value of assets related to these stores totaled $29.6 million, primarily equipment. Distribution center assets totaled $14.8 million, consisting primarily of land and a building. Generally, historical operating results related to facilities to be exited under the 2005 Restructure Plan will be reclassified to discontinued operations in the first quarter of fiscal 2006.

The costs of the 2005 Restructure Plan includes lease termination costs, severance, inventory liquidation costs, and other closing costs and is expected to total approximately $450 to $550 million, excluding an expected benefit from LIFO. This total includes approximately $400 to $450 million related to lease termination costs which are expected to be reduced substantially when Court approval for rejection of such leases is obtained.

Hurricane Katrina

On August 29, 2005, Hurricane Katrina disrupted business in the Company’s New Orleans Region, which includes the New Orleans, Mobile-Pensacola, Baton Rouge, Panama City, Lafayette, Biloxi-Gulfport, Hattiesburg-Laurel, and Meridian DMAs. As a result of Hurricane Katrina, the Company incurred property damage and/or inventory losses at approximately 110 of the 125 operating stores in the New Orleans Region. Based on information available at this time, the Company estimates the retail value of inventory losses, replacement cost of damaged property, and labor and other costs as a result of the storm may exceed $100 million.

As of October 20, 2005, 112 of the 125 stores in the New Orleans Region are open for business. The Company is working to re-open additional stores and currently expects to re-open most of the 13 stores that remain closed. The timing for doing so is being determined on a store-by-store basis, taking into account, among other things, damage assessments and repairs, the rebuilding of local infrastructure and the return of the region’s population.

Sales levels in the New Orleans Region since Hurricane Katrina have been the same as or better than that experienced prior to the hurricane. Sales increases in the stores that are open are substantially compensating for the lost sales in the stores that are currently closed because of storm damage. There can be no assurance that sales levels at the Company’s open stores in the region will continue at the heightened levels experienced since the storm. In addition, the Company is unable to predict the duration or extent of any disruption in the customer base in these areas, or what impact such disruption may have on its plans to re-open stores or short-term and long-term sales in the event such stores are re-opened.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company’s insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, and also includes business interruption coverage. The Company expects to be fully covered for losses due to Hurricane Katrina in excess of a $10 million annual windstorm and $5 million annual flood insurance deductibles. The impact of property and inventory losses related to the hurricane is not expected to have an adverse effect on earnings in the current or future quarters due to insurance recoveries expected in excess of out-of-pocket costs. Expenditures on storm damage repair and replenishment of inventory, however, are expected to generally be required in advance of the receipt of insurance proceeds, which will negatively impact liquidity. The Company is preparing its claim for business interruption and other loss coverage.

Other

In August 2005, the Court approved an order allowing claims by vendors for product that was delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the order. Participating vendors are required to return the Company to payment terms in place prior to filing, or 20 days, whichever is less. In addition, certain pre-petition vendor receivables will be settled and post-petition vendor receivables are required to be promptly paid. As each vendor agrees to participate in the reclamation settlement process, the vendor’s reclamation claims will be reclassified from liabilities subject to compromise to accounts payable.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

22.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 29, 2005 and June 30, 2004. Amounts for the first, second and third quarters of fiscal 2004 were restated from those originally reported to the SEC on Form 10-Q for such quarters in order to separately present discontinued operations that occurred in the fourth quarter of 2004, as discussed in Note 16. Earnings per share amounts for each quarter are required to be computed individually and may not equal the amount computed for the entire year.

	Quarters Ended
2005	Sept. 22 (12 Weeks)	Jan. 12 (16 Weeks)	Apr. 6 (12 Weeks)	June 29 (12 Weeks)
Sales from continuing operations	$2,336,609	3,075,633	2,278,416	2,230,661
Gross profit on sales from continuing operations	$629,351	811,187	587,828	509,477
Net (loss) earnings from continuing operations	$(123,553)	(327,402)	29,153	(269,460)
(Loss) earnings from discontinued operations	$(29,524)	(72,299)	(42,559)	3,042
Net loss	$(153,077)	(399,701)	(13,406)	(266,418)
Basic and diluted (loss) earnings per share from continuing operations	$(0.88)	(2.33)	0.21	(1.91)
Basic and diluted loss per share	$(1.09)	(2.84)	(0.09)	(1.89)

	Quarters Ended
2004	Sept. 17 (12 Weeks)	Jan. 7 (16 Weeks)	Mar. 31 (12 Weeks)	June 30 (13 Weeks)
Sales from continuing operations	$2,418,780	3,228,118	2,427,746	2,558,206
Gross profit on sales from continuing operations	$659,009	819,270	648,854	686,657
Net earnings (loss) from continuing operations	$5,176	(65,744)	11,871	(2,098)
Net loss from discontinued operations	$(3,931)	(13,796)	(11,261)	(20,621)
Net earnings (loss)	$1,245	(79,540)	610	(22,719)
Basic and diluted earnings (loss) per share from continuing operations	$0.04	(0.47)	0.08	(0.01)
Basic and diluted earnings (loss) per share	$0.01	(0.57)	—	(0.16)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Fourth Quarter Results of Operations
	June 29, 2005 (12 Weeks)	June 30, 2004 (13 Weeks)
Net sales	$2,230,661	2,558,206
Cost of sales, including warehouse and delivery expense	1,721,184	1,871,549

Gross profit on sales	509,477	686,657
Other operating and administrative expenses	643,457	670,077
Impairment charges	117,466	5,506
Restructuring charges	5,833	7,260

Operating (loss) income	(257,279)	3,814
Interest expense, net	3,741	9,616

Loss from continuing operations before reorganization items and income taxes	(261,020)	(5,802)
Reorganization items, net	(205)	—
Income tax expense (benefit)	8,645	(3,704)

Net loss from continuing operations	(269,460)	(2,098)

Discontinued operations:
Loss from discontinued operations	(8,424)	(15,558)
Gain (loss) on disposal of discontinued operations	11,466	(16,708)
Income tax benefit	—	(11,645)

Earnings (loss) from discontinued operations	3,042	(20,621)

Net loss	$(266,418)	(22,719)

In the fourth quarter of fiscal 2005, the Company recorded an adjustment in the amount of $22.2 million of which $20.5 million was recorded as an increase to cost of sales and $1.7 million as an increase to other operating and administrative expenses. A corresponding adjustment to deferred revenue was recorded which increased liabilities subject to compromise by $14.0 million, accounts payable by $5.0 million and other liabilities by $3.2 million. These adjustments resulted from errors made in prior years in the application of generally accepted accounting principles as it relates to multi-year contracts with incentive provisions.

During the first three quarters of each year, the Company uses an estimated annual inflation rate to calculate LIFO inventory; this rate was 1% for both 2005 and 2004.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

During the fourth quarter of each year, the Company uses its actual annual inflation rate in the calculations; this rate was 0.3% and 0.6% in 2005 and 2004, respectively. During 2005, the fourth quarter results reflect a benefit from LIFO of $17.3 million.

23.	Guarantor Subsidiaries

During 2001, the Company filed a registration statement with the Securities and Exchange Commission to authorize the issuance of up to $1.0 billion in debt securities. Under the terms of its Notes, which were issued under the registration statement, the Company is not currently permitted to issue any additional debt securities under the registration statement. The debt securities issued under the registration statement are jointly and severally, fully and unconditionally guaranteed by substantially all operating subsidiaries of the Company. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Fiscal 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,214,396	4,706,923	—	9,921,319
Cost of sales	3,920,245	3,463,231	—	7,383,476

Gross profit on sales	1,294,151	1,243,692	—	2,537,843
Other operating & administrative expenses	1,499,706	1,305,253	—	2,804,959
Impairment charges	162,912	101,903	—	264,815
Restructuring charges	6,023	77,976	—	83,999

Operating loss	(374,490)	(241,440)	—	(615,930)
Equity in losses of consolidated subsidiaries	(360,504)	—	360,504	—
Interest expense, net	33,022	144	—	33,166

Loss before reorganization items and income taxes	(768,016)	(241,584)	360,504	(649,096)
Reorganization items, net	30,489	(178,782)	—	(148,293)
Income tax expense	29,921	160,538	—	190,459

Loss from continuing operations	(828,426)	(223,340)	360,504	(691,262)
Net loss from discontinued operations	(4,176)	(137,164)	—	(141,340)

Net loss	$(832,602)	(360,504)	360,504	(832,602)

Fiscal 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,258,592	5,374,258	—	10,632,850
Cost of sales	3,847,859	3,971,201	—	7,819,060

Gross profit on sales	1,410,733	1,403,057	—	2,813,790
Other operating & administrative expenses	1,427,142	1,415,720	—	2,842,862
Impairment charges	6,126	28,883	—	35,009
Restructuring charges	—	9,046	—	9,046

Operating loss	(22,535)	(50,592)	—	(73,127)
Equity in losses of consolidated subsidiaries	(76,596)	—	76,596	—
Interest expense, net	14,377	—	—	14,377

Loss before income taxes	(113,508)	(50,592)	76,596	(87,504)
Income tax benefit	(15,485)	(21,224)	—	(36,709)

Loss from continuing operations	(98,023)	(29,368)	76,596	(50,795)
Net loss from discontinued operations	(2,381)	(47,228)	—	(49,609)

Net loss	$(100,404)	(76,596)	76,596	(100,404)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Fiscal 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,478,745	5,547,683	—	11,026,428
Cost of sales	3,936,203	3,956,979	—	7,893,182

Gross profit on sales	1,542,542	1,590,704	—	3,133,246
Other operating & administrative expenses	1,354,484	1,475,617	—	2,830,101

Operating income	188,058	115,087	—	303,145
Equity in earnings of consolidated subsidiaries	90,146	—	(90,146)	—
Bank agreement termination income	52,740	—	—	52,740
Interest expense, net	40,442	—	—	40,442

Earnings before income taxes	290,502	115,087	(90,146)	315,443
Income tax expense	50,923	28,402	—	79,325

Earnings from continuing operations	239,579	86,685	(90,146)	236,118
Net (loss) earnings from discontinued operations	(349)	3,461	—	3,112

Net earnings	$239,230	90,146	(90,146)	239,230

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

June 29, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$315,916	482,498	—	798,414
Other current assets	311,262	98,285	—	409,547

Total current assets	627,178	580,783	—	1,207,961
Property, plant and equipment, net	341,886	321,201	—	663,087
Other non-current assets	98,666	17,592	—	116,258
Investments in and advances to/from subsidiaries	205,559	—	(205,559)	—

Total assets	$1,273,289	919,576	(205,559)	1,987,306

Accounts payable	$7,137	97,032	—	104,169
Other current liabilities	155,080	139,201	—	294,281

Total current liabilities	162,217	236,233	—	398,450
Long-term debt	245,399	—	—	245,399
Other non-current liabilities	103,477	69,410	—	172,887

Total liabilities not subject to compromise	511,093	305,643	—	816,736
Liabilities subject to compromise	702,902	408,374	—	1,111,276
Common stock of $1 par value	141,889	6,334	(6,334)	141,889
(Accumulated deficit) retained earnings & other shareholders’ equity	(82,595)	199,225	(199,225)	(82,595)

Total liabilities and shareholders’ equity	$1,273,289	919,576	(205,559)	1,987,306

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

June 30, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Merchandise inventories	$313,016	627,513	—	940,529
Other current assets	225,343	184,926	—	410,269

Total current assets	538,359	812,439	—	1,350,798
Property, plant and equipment, net	424,041	462,014	—	886,055
Other non-current assets	244,885	137,153	—	382,038
Investments in and advances to/from subsidiaries	550,993	—	(550,993)	—

Total assets	$1,758,278	1,411,606	(550,993)	2,618,891

Accounts payable	$101,947	409,496	—	511,443
Other current liabilities	201,010	226,413	—	427,423

Total current liabilities	302,957	635,909	—	938,866
Long-term debt	300,605	—	—	300,605
Other non-current liabilities	237,371	224,704	—	462,075
Common stock of $1 par value	142,028	6,337	(6,337)	142,028
Retained earnings & other shareholders’ equity	775,317	544,656	(544,656)	775,317

Total liabilities and shareholders’ equity	$1,758,278	1,411,606	(550,993)	2,618,891

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 29, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(153,829)	(74,307)	—	(228,136)

Purchases of property, plant and equipment, net	(49,309)	(62,176)	—	(111,485)
Decrease (increase) in other assets	320,056	140,231	(345,434)	114,853

Net cash provided by (used in) investing activities	270,747	78,055	(345,434)	3,368

Gross borrowings on credit facilities	1,105,211	—	—	1,105,211
Gross repayments on credit facilities	(860,208)	—	—	(860,208)
Principal payments on long-term debt	(288)	—	—	(288)
Other	(370,212)	10,154	345,434	(14,624)

Net cash (used in) provided by financing activities	(125,497)	10,154	345,434	230,091

(Decrease) increase in cash and cash equivalents	(8,579)	13,902	—	5,323
Cash and cash equivalents at beginning of year	49,909	6,909	—	56,818

Cash and cash equivalents at end of year	$41,330	20,811	—	62,141

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Year ended June 30, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$72,379	110,349	—	182,728

Purchases of property, plant and equipment, net	(107,671)	(95,977)	—	(203,648)
Decrease (increase) in other assets	66,921	(4,595)	(86,077)	(23,751)

Net cash used in investing activities	(40,750)	(100,572)	(86,077)	(227,399)

Gross borrowings on credit facilities	277,000	—	—	277,000
Gross repayments on credit facilities	(277,000)	—	—	(277,000)
Principal payments on long-term debt	(21,218)	—	—	(21,218)
Dividends paid	(276)	—	—	(276)
Other	(80,337)	(10,272)	86,077	(4,532)

Net cash used in financing activities	(101,831)	(10,272)	86,077	(26,026)

Decrease in cash and cash equivalents	(70,202)	(495)	—	(70,697)
Cash and cash equivalents at beginning of year	120,111	7,404	—	127,515

Cash and cash equivalents at end of year	$49,909	6,909	—	56,818

Year ended June 25, 2003

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(68,199)	442,632	—	374,433

Purchases of property, plant and equipment, net	(114,784)	(61,920)	—	(176,704)
Decrease (increase) in other assets	245,575	(13,854)	(263,841)	(32,120)

Net cash provided by (used in) investing activities	130,791	(75,774)	(263,841)	(208,824)

Principal payments on long-term debt	(28,151)	—	—	(28,151)
Dividends paid	(246,279)	—	—	(246,279)
Other	102,968	(358,319)	263,841	8,490

Net cash used in financing activities	(171,462)	(358,319)	263,841	(265,940)

(Decrease) increase in cash and cash equivalents	(108,870)	8,539	—	(100,331)
Cash and cash equivalents at beginning of year	228,981	(1,135)	—	227,846

Cash and cash equivalents at end of year	$120,111	7,404	—	127,515

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

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

Years Ended June 29, 2005, June 30, 2004 and June 25, 2003

(Amounts in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions from reserves	Balance at end of year
Year ended June 29, 2005:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$37,654	425,497	—	463,151
Allowance for doubtful receivables	$2,539	21,257	13,128	10,668

Year ended June 30, 2004:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$38,934	—	1,280	37,654
Allowance for doubtful receivables	$2,043	16,917	16,421	2,539

Year ended June 25, 2003:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$35,913	3,021	—	38,934
Allowance for doubtful receivables	$2,779	10,265	11,001	2,043

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Control and Procedures

As of June 29, 2005, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness set forth below in “Management’s Annual Report on Internal Control Over Financial Reporting,” the Company’s disclosure controls and procedures were not effective as of June 29, 2005.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 29, 2005, due to the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of June 29, 2005, we did not have appropriate policies and procedures in place to review terms in multi-year incentive contracts in order to determine the proper application of generally accepted accounting principles. As a result of the deficiency, errors occurred in the Company’s accounting for multi-year contract incentives when preparing the Company’s financial statements as of and for the year ended June 29, 2005. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. For information on the correction of errors see Note 22 to the consolidated financial statements in Item 8.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, and their report is in Item 8 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 29, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the

Company plans to implement a change in internal control over financial reporting to correct the material weakness described in (b) above. Specifically, for multi-year contract incentives, management plans to implement improved accounting policies and procedures by the end of the second quarter of fiscal 2006 that will include a review by appropriate accounting personnel of the underlying terms of the multi-year contract incentives and the related application of generally accepted accounting principles. Once fully implemented, management believes that these new policies and procedures will be effective in remediating the material weakness.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Winn-Dixie Stores, Inc. did not maintain effective internal control over financial reporting as of June 29, 2005, because of the effect of a material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Winn-Dixie Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of June 29, 2005, the Company did not have appropriate policies and procedures in place to review terms in multi-year incentive contracts in order to determine the proper application of generally accepted accounting principles. As a result of the deficiency, errors occurred in the Company’s financial statements as of and for the year ended June 29, 2005. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 29, 2005 and June 30, 2004, and the related consolidated statement of operations, shareholders’ equity, and cash flow for each of the years in the three-year period ended June 29, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated October 25, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Winn-Dixie Stores, Inc. did not maintain effective internal control over financial reporting as of June 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the objectives of control criteria, Winn-Dixie Stores, Inc. has not maintained effective internal control over financial reporting as of June 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

                            KPMG LLP

Jacksonville, Florida

October 25, 2005

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

Information about directors of the company is presented under the caption “Information on our Board of Directors” in our 2005 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Company

Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of August 15, 2005. The year appointed and year first employed both are based on a calendar year.

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE
Peter L. Lynch	53	President and Chief Executive Officer	2004	2004

Laurence B. Appel	44	Senior Vice President and General Counsel	2002	2002

Dedra N. Dogan	39	Group Vice President of Human Resources	2005	2003

David F. Henry	56	Senior Vice President, Marketing	2003	2001

Richard C. Judd	54	Senior Vice President, Supply Chain	2003	2001

Bennett L. Nussbaum	58	Senior Vice President and Chief Financial Officer	2004	2004

Thomas P. Robbins	61	Senior Vice President, Merchandising	2005	2005

Mark A. Sellers	51	Group Vice President, Operations	2004	1973

Charles M. Weston	57	Group Vice President of Information Technologies	2005	2004

D. Michael Byrum	53	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Kellie D. Hardee	36	Vice President, Finance and Treasurer	2000	2000

President and Chief Executive Officer, Mr. Peter L. Lynch was most recently President and Chief Operating Officer of Albertson’s, Inc. from 2000 to July 2003.

Senior Vice President and General Counsel, Mr. Laurence B. Appel was Senior Vice President, Legal in his most recent position at The Home Depot, Inc. from 1997 to 2002. From 1995 to 1997, Mr. Appel was with Altman, Kritzer & Levick. For the seven years preceding, Mr. Appel was employed at King & Spalding LLP.

Group Vice President of Human Resources, Dedra N. Dogan was Vice President, Field and Corporate Human Resources of Winn-Dixie Stores, Inc. from 2003 to 2005. For the two years preceding, Ms. Dogan was employed at Auto Zone, Inc., most recently as Vice President, Human Resources.

Senior Vice President, Marketing, Mr. David F. Henry was Vice President, Marketing of Winn-Dixie Stores, Inc. from 2001 to 2003. From 1985 to 2001, Mr. Henry was Vice President of Marketing and Advertising for Price Chopper.

Senior Vice President, Supply Chain, Mr. Richard C. Judd was appointed as Senior Vice President of Logistics, Manufacturing and Enterprise Program Management during 2003 and was Vice President of Winn-Dixie Stores, Inc. Warehousing and Distribution from 2001 to 2003. For the 20 years preceding, Mr. Judd was employed at Fleming Companies, Inc., most recently as Senior Vice President of Supply.

Senior Vice President and Chief Financial Officer, Mr. Bennett L. Nussbaum was Executive Vice President and Chief Financial Officer of Burger King Corporation, from 2001 to 2003. For the four years preceding, Mr. Nussbaum was employed at Kinko’s, Inc. as Senior Vice President and Chief Financial Officer.

Senior Vice President, Merchandising, Mr. Thomas P. Robbins was most recently Executive Vice President of Sales and Marketing for Price Chopper, from 1998 to 2003.

Group Vice President, Operations, Mr. Mark A. Sellers was Division President of several Florida divisions of Winn-Dixie Stores, Inc. from 1997 to 2004.

Group Vice President of Information Technology, Charles M. Weston was Vice President, Information Technology Strategy and Architecture from 2004 to 2005. For the four years preceding, Mr. Weston was employed at The Home Depot, Inc., most recently as Director of Merchandising Systems.

Vice President, Corporate Controller and Chief Accounting Officer, Mr. D. Michael Byrum has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

Vice President, Finance and Treasurer, Ms. Kellie D. Hardee has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with her present assignment.

Family Relationships

T. Wayne Davis, a Director, is a first cousin of the spouse of Charles P. Stephens, a Director. No other executive officer or director has a family relationship with any other executive officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about Section 16(a) beneficial ownership reporting compliance is presented under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement and is incorporated herein by reference.

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

ITEM 11: EXECUTIVE COMPENSATION

Information about executive compensation is presented under the caption “Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about stock ownership is presented under the captions “Stock Ownership by Principal Shareholders” and “Stock Ownership by Directors and Management” and information about equity compensation plans is presented under the caption “Executive Compensation-Equity Compensation Plans” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions is presented under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about principal accounting fees and services is presented under the caption “Principal Audit Fees and Services” in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 40 of this report.

(2)	Financial Statement Schedules: See Schedule II at Item 8 on page 94 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 103 through 106 hereof.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

9.1	Agreement of Shareholders of D.D.I., Inc. (formerly Vadis Investments, Inc.) dated April 19, 1989.	Previously filed as Exhibit 9.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0*	Employment Agreement of Peter L. Lynch, effective December 9, 2004.	Previously filed as Exhibit 10.0 to Form 10-Q for the quarter ended January 12, 2005, which Exhibit is herein incorporated by reference.

10.0.1*	Letter Agreement, dated February 17, 2005, by and between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.0.2*	Offer Letter Agreement, executed March 19, 2005, by and between Winn Dixie Stores, Inc., and Thomas P. Robbins.	Previously filed as Exhibit 10.1 to Form 8-K on March 29, 2005, which Exhibit is herein incorporated by reference.

10.0.3*	Employment Letter Agreement of Bennett L. Nussbaum, effective March 8, 2004.	Previously filed as Exhibit 10.0.3 to Form 10-K for the year ended June 30, 2004, which Exhibit is herein incorporated by reference.

10.0.5*	Employment Letter Agreement of Laurence B. Appel, effective September 11, 2002 and as amended effective February 20, 2004.	Previously filed as Exhibit 10.0.5 to Form 10-K for the year ended June 30, 2004, which Exhibit is herein incorporated by reference.

10.0.6*	Employment Letter Agreement of Richard C. Judd, effective February 6, 2003 and as amended effective February 20, 2004.	Previously filed as Exhibit 10.0.6 to Form 10-K for the year ended June 30, 2004, which Exhibit is herein incorporated by reference.

10.0.7*	Employment Letter Agreement of David F. Henry, effective February 6, 2003 and as amended effective February 20, 2004.

10.0.8*	Separation and Release Agreement of Frank Lazaran effective January 2005.

10.0.9*	Retention agreement of Bennett L. Nussbaum effective July 25, 2004.

10.0.10*	Retention agreement of Laurence B. Appel effective July 25, 2004.

10.0.11*	Retention agreement of Richard C. Judd effective July 25, 2004.

10.0.12*	Retention agreement of David F. Henry effective July 25, 2004.

10.1	$800.0 million Credit Agreement, dated as of February 23, 2005, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.2 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.1.1	Amendment No. 1 and Consent to Credit Agreement, dated as of March 31, 2005, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.4 to Form 10-Q for the quarter ended April 6, 2005, which Exhibit is herein incorporated by reference.

10.1.2	Amendment No. 2 and Consent to Credit Agreement, dated as of July 29, 2005, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.1 to Form 8-K on August 9, 2005, which Exhibit is herein incorporated by reference.

10.2*	Annual Officer Incentive Compensation Plan, effective June 15, 1998.	Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 16, 1998, which Exhibit is herein incorporated by reference.

10.3*	Restricted Stock Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.2.4 to Form 10-K for the year ended June 27, 2001, which Exhibit is herein incorporated by reference.

10.4*	Key Employee Stock Option Plan, as amended and restated August 7, 2003.	Previously filed as Exhibit B to the Company’s 2003 Proxy Statement, which Exhibit is herein incorporated by reference.

10.5*	Supplemental Retirement Plan dated July 1, 1994, as amended effective June 15, 2000.	Previously filed as Exhibit 10.4 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.6*	Management Security Plan as amended and restated effective May 1, 1992.	Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended January 8, 2003, which Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Directors’ Deferred Fee Plan as amended through October 4, 2000.	Previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
11.0	Computation of Earnings Per Share.	See Note 3 of Notes to Consolidated Financial Statements.

12.0	Computation of Ratios of Earnings to Fixed Charges for Winn-Dixie Stores, Inc.

14.1	Winn-Dixie Code of Conduct.	Previously filed as Exhibit 14.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

14.2	Code of Ethics for Senior Executive and Financial Officers of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 14.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference

21.0	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Peter L. Lynch
Peter L. Lynch
President and Chief Executive Officer

Date: October 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Jay Skelton (H. Jay Skelton)	Chairman of the Board	October 25, 2005

/s/ Peter L. Lynch (Peter L. Lynch)	President, Chief Executive Officer and Director (Principal Executive Officer)	October 25, 2005

/s/ Bennett L. Nussbaum (Bennett L. Nussbaum)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 25, 2005

/s/ D. Michael Byrum (D. Michael Byrum)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	October 25, 2005

/s/ T. Wayne Davis (T. Wayne Davis)	Director	October 25, 2005

This page intentionally left blank.

/s/ Charles P. Stephens (Charles P. Stephens)	Director	October 25, 2005

/s/ John H. Dasburg (John H. Dasburg)	Director	October 25, 2005

/s/ Carleton T. Rider (Carleton T. Rider)	Director	October 25, 2005

/s/ Julia B. North (Julia B. North)	Director	October 25, 2005

/s/ Ronald Townsend (Ronald Townsend)	Director	October 25, 2005

/s/ John E. Anderson (John E. Anderson)	Director	October 25, 2005

/s/ Edward W. Mehrer, Jr. (Edward W. Mehrer, Jr.)	Director	October 25, 2005

This page intentionally left blank.