Form 10-Q
period 2005-09-21
WINN DIXIE STORES INC
filed 2005-12-08
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 21, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 16, 2005, there were 141,828,399 shares outstanding of the registrant’s common stock, par value $1.00 per share.

FORM 10-Q

Part I – Financial Information

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 12 Weeks Ended
	September 21, 2005	September 22, 2004
Amounts in thousands except per share data

Net sales	$1,674,812	1,736,023
Cost of sales, including warehouse and delivery expenses	1,238,894	1,256,550

Gross profit on sales	435,918	479,473
Other operating and administrative expenses	483,396	469,467
Impairment charges	8,002	87,112
Restructuring charges	22,494	82,835

Operating loss	(77,974)	(159,941)
Interest expense, net (contractual interest for 12 weeks ended September 21, 2005 was $10,397)	4,270	7,265

Loss before reorganization items and income taxes	(82,244)	(167,206)
Reorganization items, net	8,219	—
Income tax benefit	—	(57,598)

Net loss from continuing operations	(90,463)	(109,608)

Discontinued operations:
Loss from discontinued operations	(111,395)	(37,333)
Loss on disposal of discontinued operations	(356,750)	(32,002)
Income tax benefit	—	(25,866)

Net loss from discontinued operations	(468,145)	(43,469)

Cumulative effect of a change in accounting principle (Note 14)	4,583	—

Net loss	$(554,025)	(153,077)

Basic and diluted loss per share:
Loss from continuing operations	$(0.64)	(0.78)
Loss from discontinued operations	(3.32)	(0.31)
Cumulative effect of a change in accounting principle	0.03	—

Basic and diluted loss per share	$(3.93)	(1.09)

Dividends per share	$—	—

Weighted average common shares outstanding-basic and diluted	141,043	140,724

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	September 21, 2005	June 29, 2005
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$46,264	62,141
Marketable securities	19,771	19,656
Trade and other receivables, less allowance for doubtful accounts of $10,968 ($10,668 at June 29, 2005)	227,700	206,297
Insurance claims receivable	51,044	8,656
Income tax receivable	30,183	30,084
Merchandise inventories, less LIFO reserve of $152,405 ($193,001 at June 29, 2005)	527,775	798,414
Prepaid expenses and other current assets	61,529	82,713

Total current assets	964,266	1,207,961

Property, plant and equipment, net	582,020	663,087
Other assets, net	134,903	116,258

Total assets	$1,681,189	1,987,306

LIABILITIES AND SHAREHOLDERS’ (ACCUMULATED DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	216	194
Current obligations under capital leases	4,649	4,849
Accounts payable	133,573	104,169
Reserve for self-insurance liabilities	86,261	78,704
Accrued wages and salaries	100,876	83,759
Accrued rent	35,664	26,837
Accrued expenses	107,790	99,938

Total current liabilities	469,029	398,450

Reserve for self-insurance liabilities	141,557	140,829
Long-term debt	340	396
Long-term borrowings under DIP Credit Facility	42,789	245,003
Obligations under capital leases	6,247	10,637
Other liabilities	17,757	21,421

Total liabilities not subject to compromise	677,719	816,736

Liabilities subject to compromise	1,500,099	1,111,276

Total liabilities	2,177,818	1,928,012

Commitments and contingent liabilities (Notes 1,2,6-9,11,12,15-18)
Shareholders’ (accumulated deficit) equity:
Common stock $1 par value. Authorized 400,000,000 shares;
154,332,048 shares issued; 141,862,681 and 141,888,648 shares outstanding at September 21, 2005 and June 29, 2005, respectively.	141,863	141,889
Additional paid-in-capital	29,712	32,452
Accumulated deficit	(630,739)	(76,714)
Accumulated other comprehensive loss	(37,465)	(38,333)

Total shareholders’ (accumulated deficit) equity	(496,629)	59,294

Total liabilities and shareholders’ (accumulated deficit) equity	$1,681,189	1,987,306

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands	For the 12 Weeks Ended
	September 21, 2005	September 22, 2004
Cash flows from operating activities:
Net loss	$(554,025)	(153,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sales of assets, net	(43,715)	567
Reorganization items, net	8,219	—
Depreciation and amortization	29,298	35,066
Impairment charges	9,243	92,443
Deferred income taxes	—	(55,521)
Stock compensation plans	(4,771)	2,112
Change in operating assets and liabilities:
Trade and other receivables	(54,585)	(22,634)
Merchandise inventories	270,639	51,444
Prepaid expenses and other current assets	15,129	(1,640)
Accounts payable	26,606	(18,908)
Reserve for self-insurance liabilities	8,285	(544)
Lease liability on closed facilities	414,232	92,584
Income taxes payable/receivable	726	(28,203)
Defined benefit plan	(293)	644
Other accrued expenses	13,543	25,314

Net cash provided by operating activities before reorganization items	138,531	19,647

Cash effect of reorganization items	(12,041)	—

Net cash provided by operating activities	126,490	19,647

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,870)	(24,525)
Decrease (increase) in investments and other assets	388	(2,527)
Proceeds from sales of assets	65,498	15,788
Marketable securities	(185)	(163)

Net cash provided by (used in) investing activities	60,831	(11,427)

Cash flows from financing activities:
Gross borrowings on DIP Credit Facility	426,860	—
Gross payments on DIP Credit Facility	(629,074)	—
Principal payments on long-term debt	(34)	(44)
Debt issuance costs	(225)	(323)
Principal payments on capital lease obligations	(830)	(597)
Other	105	(48)

Net cash used in financing activities	(203,198)	(1,012)

(Decrease) increase in cash and cash equivalents	(15,877)	7,208
Cash and cash equivalents at beginning of year	62,141	56,818

Cash and cash equivalents at end of period	$46,264	64,026

Supplemental cash flow information:
Interest paid	$4,495	104
Interest and dividends received	$367	127
Income taxes refunded (paid)	$715	(229)

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Code”) in the United States Bankruptcy Court. The Company’s subsidiaries W-D Bahamas Ltd. (and its direct and indirect subsidiaries) and WIN General Insurance, Inc. (the “Non-Filing Entities,” collectively with the Debtors, the “Company”) did not file petitions under Chapter 11 of the Bankruptcy Code. The cases are being jointly administered by the United States Bankruptcy Court for the Middle District of Florida (the “Court”) under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817.”

Prior to filing, the Company experienced net losses and at the end of the second quarter of fiscal 2005, the Company reported a significant decline in liquidity. Following this announcement and subsequent downgrades from the major debt rating agencies, the Company experienced a tightening of trade credit by many of its vendors and its primary bank eliminated its incoming and outgoing Automated Clearing House float, both of which further reduced its liquidity. The Company therefore decided to seek judicial reorganization under Chapter 11.

The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less (and possibly substantially less) than 100% of their face values.

The Company has in place a Court-approved $800.0 million debtors-in-possession credit facility (the “DIP Credit Facility”) to supplement its cash flow during the reorganization process. See Note 9 below for further discussion of the DIP Credit Facility.

In August 2005, the Court issued an order that allows claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the order. Participating vendors are required to return the Company to payment terms in place prior to filing, or 20 days, whichever is less. In addition, certain pre-petition vendor receivables will be settled and post-petition vendor receivables are required to be paid promptly. As each vendor agrees to participate in the reclamation settlement process, the vendor’s reclamation claims are reclassified from liabilities subject to compromise to accounts payable.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. In this context, “assumption” means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease, and “rejection” means that it is relieved from its obligations to perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages that result from the rejection of executory contracts and are recoverable under Chapter 11 are classified as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

During the 12 weeks ended September 21, 2005, the Company received Court approval to reject leases related to twelve facilities and other executory contracts of various types. The Company is in the process of reviewing all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of leases to December 19, 2005. The Company has filed a motion with the Court to further extend this deadline to March 20, 2006, which motion is scheduled for hearing on December 15, 2005. The Company expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company also expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on its financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with any degree of certainty. The Company has incurred, and will continue to incur, significant costs associated with the reorganization. See Note 13 below for further discussion of reorganization items.

The Company filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as of the Petition Date as shown on its books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Court established a general deadline of August 1, 2005, for the filing of proofs of claim. The Company provided notice of the bar date in accordance with and as required by the Court order. Differences between amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved in connection with a claims resolution and objection process. This process has commenced, but in light of the number of creditors, the Company expects that it will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims are not presently known and, because the settlement terms of these claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently estimable.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Office of the United States Trustee (the “Trustee”) appointed an unsecured creditors’ committee (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no assurance that the Creditors’ Committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements with the Creditors’ Committee could protract the bankruptcy proceedings, could negatively affect the Company’s ability to operate during bankruptcy and could delay or prevent its emergence from bankruptcy.

In August 2005, the Trustee also appointed an equity security holders’ committee. The Creditors’ Committee has filed a motion to dissolve this committee. As of December 1, 2005 no ruling had been issued by the Court.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date. On September 8, 2005, the Court approved a second extension of the Debtors’ time to file and solicit acceptances of a plan of reorganization to December 19, 2005 and February 20, 2006, respectively. If the Debtors do not file a plan of reorganization and the exclusive period is not further extended, other parties in interest will be permitted to file a plan after December 19, 2005. The Company has filed a motion with the Court to further extend this deadline to March 20, 2006, which motion is scheduled for hearing on December 15, 2005. There can be no assurance that the Court will further extend the exclusive period, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

Under the priority scheme established by the Bankruptcy Code, generally post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of the Company’s stock receiving no value for their interests and holders of its unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of the Company’s common stock and unsecured debt is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities and/or liabilities.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

2.	Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business. Due to the Chapter 11 filing, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the Condensed Consolidated Financial Statements do not include all necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies or (c) the effect of any changes that may be made in connection with the Company’s capitalization or operations as a result of a plan of reorganization. Because of the ongoing nature of the Chapter 11 cases, the discussions and Condensed Consolidated Financial Statements contained herein are subject to material uncertainties.

As of September 21, 2005, the Company had $160.6 million of available borrowings under the DIP Credit Facility. A number of factors have negatively affected the Company’s liquidity and may affect its ability to continue as a going concern. These factors include, but are not limited to: 1) past operating performance, evidenced by a net loss in seven of the last nine quarters and operating cash usage of $228.1 million in fiscal 2005; 2) the Company currently operates as debtors-in-possession under Chapter 11 of the Bankruptcy Code; 3) reduced liquidity, estimated as approximately $130 million, due to a disruption in normal vendor relationships immediately prior to and subsequent to the Petition Date which included both the withdrawal of vendor credit and significant delays in payments from vendors for allowances due the Company.

Management is addressing these concerns by seeking, among other things to: 1) improve operating results through merchandising, retail operating and marketing plans to increase sales and gross margin, and to reduce inventory shrink and operating and administrative expenses; 2) submit and seek approval of a plan of reorganization within the Court-specified timeframe; and 3) resume vendor credit and accounts receivable collection as a result of the reclamation settlement described in Note 1. If additional sources of liquidity are needed, such liquidity may come from the sale or closure of additional stores or other asset sales (which require Court approval while the Company is in Chapter 11), further reduction in operating and administrative expenses, deferral of capital investment, deferral of marketing and other programs, alternative sources of financing and other necessary actions. Long-term liquidity will require further improvement to operating results, the provision of additional capital and/or a reduction in operating and administrative expenses. There can be no assurance that management’s plans to provide adequate liquidity will be successful. The accompanying financial statements do not contain any adjustments that might result if the Company is unable to continue as a going concern.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

3.	Summary of Significant Accounting Policies and Other Matters

The Company: The Company, a major food retailer, operated 587 stores in five states in the southeastern United States and The Bahamas as of September 21, 2005. In support of its stores, the Company had seven distribution centers and nine manufacturing operations at that date. Unless otherwise stated, “first quarter of 2006” and “first quarter of 2005” refer to the twelve-week periods ended September 21, 2005 and September 22, 2004, respectively.

Basis of Consolidation: The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated except Bahamas Supermarkets Limited, which is approximately 78% owned by W-D Bahamas Limited. Significant intercompany accounts and transactions have been eliminated in consolidation.

Business Reporting Segments: The Company determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. All sales are to customers within the United States and The Bahamas. All assets are located within the United States and The Bahamas. Bahamian sales and assets represented less than 2% of the Company’s net sales from continuing operations and assets. Net sales from continuing operations primarily relate to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, floral and photography departments comprised 9.7% and 9.3% of retail sales for the first quarters of 2006 and 2005, respectively.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The Company cannot determine future events and their effects with certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial calculations. The Company constantly reviews these significant factors and makes adjustments when facts and circumstances dictate. The Company modified certain assumptions and projections since the Petition Date due to the Chapter 11 filings.

Basis of Presentation: The Condensed Consolidated Financial Statements have been prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business (see Note 2). The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In accordance with Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” pre-petition liabilities subject to compromise are segregated in the Condensed Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net in the Condensed Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

The accompanying unaudited Condensed Consolidated Financial Statements have also been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter of 2006 are not necessarily indicative of the results that may be expected for the year ending June 28, 2006.

The balance sheet as of June 29, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the fiscal year ended June 29, 2005 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern and an emphasis of a matter paragraph regarding the effect on the Company of Hurricane Katrina.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2005.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. As of September 21, 2005, cash consisted of cash in stores and ATMs of $8.3 million and operating cash of $38.0 million, compared to $11.5 million and $50.6 million, respectively, at June 29, 2005.

Marketable Securities: Marketable securities consist principally of fixed-income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, are

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

excluded from operations and reported in accumulated other comprehensive loss until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to operations, establishing a new cost basis for the security. The Company has had no declines in fair value of available-for-sale securities that resulted in charges to operations. Realized gains and losses are included in operations and calculated using the specific identification method to determine the cost of securities sold. These securities are pledged as collateral for certain letters of credit, as discussed in Note 9.

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to quantity discounts and merchandising agreements, and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. The dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers, at both September 21, 2005 and June 29, 2005. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items that have similar characteristics.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company compares the carrying amount of the asset to the net undiscounted cash flows that it expects the asset to generate to identify potentially impaired assets. An impairment loss is

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

recorded for the excess of the carrying amount over the fair value of the impaired asset. Fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques. With respect to owned property and equipment associated with closed stores, the Company adjusts the value of the property and equipment to reflect recoverable values based on its prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions or changes in operating performance significantly affect the Company’s judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Changes in these factors could cause the Company to recognize a material impairment charge.

Goodwill: Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company determined that it is contained within one reporting unit and, as such, tests impairment at the company level. All goodwill was fully impaired during the first quarter of 2005 (see Note 6).

Deferred Rent: The Company recognizes rent holidays, including the period that it has access to a property for construction of buildings or improvements, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the lease.

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

Self-Insurance: The Company self-insures for certain insurable risks, primarily workers’ compensation, business interruptions, automobile liability, general liability and property losses, as well as employee medical coverage. Insurance coverage is generally obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. Liabilities are determined using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same lines in the Condensed Consolidated Statements of Operations in which the losses were recorded, based on management’s best estimate of amounts due from insurance providers.

The Company’s accruals for insurance reserves reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of the Chapter 11 filings. Unanticipated changes in these factors may materially affect the Condensed Consolidated Financial Statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income, changes in costs and recomputation of liabilities based upon a statutory formula when the Court approves rejection of a lease under the Bankruptcy Code. All adjustments are recorded in the period in which the changes become known. Closed facility liabilities are paid over the remaining lease terms unless rejected under the provisions of the Bankruptcy Code. Facility closings are generally completed within one year after the decision to close.

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

Promotional allowances are recognized based upon the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, the Company recognizes allowances when it meets the performance criteria

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

or upon the expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred and reported in other liabilities until earned.

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

Loss Per Share: Loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to anti-dilution limitations. Diluted loss per share excluded anti-dilutive stock options of 3,796,178 and 5,591,550 for the first quarters of 2006 and 2005, respectively. Such options are considered anti-dilutive because the exercise prices of these options were greater than the average market price of the common shares during the reporting periods. The Company believes that when proposed, its plan of reorganization could result in cancellation of the existing shares of common stock, options to purchase common stock, and restricted stock units. It is uncertain whether holders of these securities will receive any consideration for such securities in a plan of reorganization, including any interest in the reorganized company.

Comprehensive Loss: Comprehensive loss differs from net loss due to unrealized changes in the fair values of marketable securities and additional minimum pension liability adjustments. These items are excluded from operations and are instead recorded to accumulated other comprehensive loss, a component of shareholders’ equity. Comprehensive loss for the first quarter of 2006 was $553.2 million, or $3.92 per diluted share, compared to comprehensive loss of $153.2 million, or $1.09 per diluted share, for the first quarter of 2005.

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which the Company adopted effective June 30, 2005.

Reclassifications and Revisions: The results of operations were reclassified to present most locations included in the 2005 Restructure Plan as discontinued operations (see Note 15). Certain other prior year amounts may have been reclassified to conform to the current year’s presentation.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

4.	LIFO

The Company recorded a net LIFO benefit of $40.6 million for the first quarter of 2006, due primarily to liquidations of LIFO inventory layers caused by certain inventory quantity reductions, compared to a LIFO charge of $1.5 million for the first quarter of 2005.

If the FIFO method of inventory valuation had been used, reported net loss would have been $40.6 million, or $0.29 per diluted share, higher in the first quarter of 2006 and $1.0 million, or $0.01 per diluted share, lower in the first quarter of 2005.

Of the net LIFO inventory benefit recognized for the first quarter of 2006, $41.8 million was a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 29, 2005, caused by the exit of stores and three distribution centers included in the 2005 Restructure Plan (as defined in Note 15). Of that total, $36.3 million was classified as a component of loss on disposal of discontinued operations with the remaining $5.5 million in cost of sales in continuing operations.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of:

	Sept. 21, 2005	June 29, 2005
Land and land improvements	$34,489	37,677
Buildings	114,179	139,314
Furniture, fixtures, machinery and equipment	1,095,462	1,085,579
Transportation equipment	88,987	89,610
Improvements to leased facilities	453,862	531,995
Construction in progress	896	1,491

	1,787,875	1,885,666
Less: Accumulated depreciation	(1,214,269)	(1,231,666)

	573,606	654,000
Leased property under capital leases, less accumulated amortization of $11,915 ($11,475 at June 29, 2005)	8,414	9,087

Property, plant and equipment, net	$582,020	663,087

Leased property under capital leases is comprised primarily of store facilities and related land.

6.	Impairment Charges

Impairment charges consisted of:

	For the first quarter of
	2006	2005
Store facilities - continuing operations	$2,001	—
Distribution centers	5,696	—
Information technology projects	305	—
Goodwill	—	87,112

Total, continuing operations	8,002	87,112
Loss from discontinued operations	1,236	5,331

Total impairment charges	$9,238	92,443

During the first quarters of 2006 and 2005, the Company estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in $9.2 million and $5.3 million in 2006 and 2005, respectively, of the impairment charges identified above.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Due to a substantial, other than temporary decline in market capitalization in the first quarter of 2005, the Company performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions. The goodwill impairment charge was calculated as the difference between: (a) the implied fair value of the Company less the fair value of the net assets and (b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

7.	Income Taxes

No tax benefit or expense was recognized for the first quarter of 2006 due to the maintenance of a full valuation allowance against the Company’s net deferred tax assets, as further discussed below. The effective tax rate benefit for the first quarter of 2005 was 34.5%.

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

As a result of an Internal Revenue Service audit of fiscal years 2000 through 2002, the Company was assessed approximately $49.0 million in taxes and penalties during the third quarter of 2005. The Company has filed a protest and believes it is probable that its position will be sustained. No amount in respect of this matter has been accrued.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

8.	Liabilities Subject to Compromise

The components of liabilities subject to compromise consisted of:

	September 21, 2005	June 29, 2005
Senior notes, including accrued interest	$310,540	310,540
Accounts payable	378,778	381,576
Lease liability on closed facilities and accrued rent	496,423	94,493
Claims from rejected leases	106,000	100,908
Non-qualified retirement plans	117,026	117,246
General liability claims	71,595	71,595
Other liabilities	19,737	34,918

Liabilities subject to compromise	$1,500,099	1,111,276

9.	Debt

	Sept. 21, 2005	June 29, 2005
$800.0 million DIP Credit Facility	$42,789	245,003
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments	556	590
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	343,345	545,593
Less amounts subject to compromise	(300,000)	(300,000)
Less current portion	(216)	(194)

Long-term portion	$43,129	245,399

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility including a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Form 10-Q for the quarter ended April 6, 2005) and the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005). The following capitalized terms have specific meanings as defined in the DIP Credit Facility agreement, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

On March 31, 2005, the DIP Credit Facility agreement was amended and $40.0 million of the outstanding borrowing on the revolving line portion was converted to a term loan, for which all material terms are consistent with the other portions of the facility. On July 29, 2005, the DIP Credit Facility was again amended to establish a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow the Company to sell or liquidate certain store locations as outlined in the 2005 Restructure Plan (see Note 15).

At the Company’s option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of September 21, 2005, interest rates on outstanding borrowings ranged from 5.5% to 9.0%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group and EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing borrowing availability. As of September 21, 2005, the Company was in compliance with the above covenants. In addition, certain covenants substantially restrict the Company’s ability to pay dividends.

The DIP Credit Facility contains a covenant that required the Company to provide audited financial statements for fiscal year 2005 to the bank group on or prior to September 28, 2005. The Company did not provide the bank group with its audited financial statements by that date. On September 30, 2005, the Company obtained a waiver letter from the bank group waiving its obligation to provide financial statements as required in the covenants to the DIP Credit Facility; such waiver covered the period beginning September 28, 2005 and ending October 31, 2005. The waiver letter also waived any events of default occurring under the DIP Credit Facility as a result of the Company’s failure to comply with the covenant on or prior to September 28, 2005. The Company provided audited financial statements for fiscal year 2005 to the bank group on October 26, 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Borrowing availability was approximately $160.6 million as of September 21, 2005, as summarized below:

September 21, 2005
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $241,362, including $217,213 related to outstanding letters of credit)	$303,351
Outstanding borrowings	(42,789)

Excess Availability	260,562
Limitation on Excess Availability	(100,000)

Borrowing availability	$160,562

As shown in the table above, availability under the DIP Credit Facility is determined net of Reserves, which are subject to revision by the Agent under the DIP Credit Facility to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

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

Including the revolving loan balance and the term loan, the outstanding borrowings on the DIP Credit Facility were $42.8 million and $245.0 million as of September 21, 2005 and June 29, 2005, respectively. The average and peak borrowings on the facility during the first quarter of 2006 were $179.9 million and $301.8 million, respectively.

As of September 21, 2005, the Company had letters of credit totaling $220.5 million issued under the DIP Credit Facility which were primarily workers’ compensation standby letters of credit. Additionally, $17.0 million in letters of credit were issued outside of the DIP Credit Facility for workers’ compensation purposes and secured by marketable securities valued at $19.8 million as of September 21, 2005.

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

10.	Interest Expense

The components of interest expense, net, for continuing operations consisted of the following:

	For the first quarter of
	2006	2005
Interest expense	$4,674	7,898
Capitalized interest	(62)	(289)
Interest income	(342)	(344)

Interest expense, net	$4,270	7,265

In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise. For the first quarter of 2006, interest at the stated contractual amount that was not accrued for this reason was $6.1 million.

11.	Retirement Plans

Defined Benefit and Retiree Medical Plans

The Company has a management security plan, which is a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provides retirement and death benefits to certain executives and other members of management. Effective July 1, 2003, the eligibility criteria were modified to limit the number of active participants in the plan. The plan is a non-funded contributory plan. As of the Petition Date, no additional benefits will be credited and associate contributions ceased. A liability of $101.1 million and $101.4 million relating to the Defined Benefit Plan was included in liabilities subject to compromise as of September 21, 2005 and June 29, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company also has a retiree medical plan that provides medical benefits until age 65 to associates who terminate employment after attaining 55 years of age and ten years of full-time service with the Company. Associates terminating employment after attaining 55 years of age and completion of ten years of service continue to be eligible to participate in the plan, but those meeting the criteria subsequent to July 1, 2002 are assessed the full cost of coverage.

The components of expense for the Defined Benefit Plan and Retiree Medical Plan consisted of the following:

	Defined Benefit Plan		Retiree Medical Plan
	For the first quarter of		For the first quarter of
	2006	2005	2006	2005
Service cost	$—	164	—	—
Interest cost	1,059	953	246	279
Amortization of prior service cost	—	—	482	482
Recognized net actuarial loss	939	123	—	—
Participant contributions	—	(8)	—	—

Net periodic benefit expense	$1,998	1,232	728	761

Supplemental Retirement Plan

The Company has a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. As of the Petition Date, contributions from associates were suspended, and are expected to remain suspended through the pendency of the Chapter 11 cases. A liability of $15.9 million relating to this plan was included in liabilities subject to compromise as of both September 21, 2005 and June 29, 2005.

12.	Leases

Open Facilities

Substantially all of the Company’s store facilities are leased. The Company also leases certain manufacturing, distribution and administrative facilities, as well as equipment and vehicles. A majority of the Company’s lease payment obligations relate to real properties with remaining terms that generally range from less than one year to 20 years, usually with renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

Subleased facilities

The Company is contingently liable for leases assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under an assigned lease if an assignee is unable to fulfill its lease obligations. Due to the wide distribution of the Company’s assignments among third parties and the remedies available to the Company during the Chapter 11 proceedings, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Closed facilities

The lease liability on closed facilities is included in liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Lease payments extend into 2025 pursuant to the terms of the lease agreements.

The following summarizes the changes in the lease liability on closed facilities:

	Total	2005 Restructure	2004 Restructure	2000 Restructure	Other
Balance as of June 29, 2005	$62,382	—	30,751	23,194	8,437
Additions/adjustments	436,132	432,729	784	693	1,926
Utilization	(14,070)	(11,746)	(997)	(943)	(384)
Adjustments due to lease rejections	(12,922)	—	(11,249)	(1,457)	(216)

Balance as of September 21, 2005	$471,522	420,983	19,289	21,487	9,763

The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs. The balance as of September 21, 2005 and June 29, 2005 excludes $106.0 million and $100.9 million, respectively, of lease rejection claims that are included in liabilities subject to compromise.

The Company is in the process of reviewing all of its executory contracts, including its real property leases on both open and closed facilities, to determine which contracts will be rejected as allowed under the Bankruptcy Code. During the first quarter of 2006, the Company received approval from the Court to reject leases related to twelve facilities. Approval of further lease rejections and/or closure of additional facilities will result in revisions of the lease liability on closed facilities and recognition of additional gains or losses. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of leases to December 19, 2005. The Company has filed a motion with the Court to further extend this deadline to March 20, 2006, which motion is scheduled for hearing on December 15, 2005. The ultimate amount of allowed claims related to rejected leases, as well as the timing and amount of any payments, will be determined by the Chapter 11 proceedings.

Upon Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code. Adjustments due to lease rejections during the first quarter of 2006 totaled $12.9 million. Based upon the computation of the estimated maximum amount of allowable claims using the statutory formula provided

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

in the Bankruptcy Code, the offsetting claim liability recorded was $5.1 million, which is also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual of $7.8 million is included in the Condensed Consolidated Statement of Operations as a component of reorganization items, net.

13.	Reorganization Items, net

Reorganization items, net, represents amounts incurred subsequent to the Petition Date as a direct result of the Chapter 11 filings, and was comprised of the following:

For the first quarter of 2006
Professional fees	$14,092
Lease rejections	(7,832)
Employee costs	1,716
Other	243

Reorganization items, net	$8,219

The Company expensed $14.1 million for professional fees, including financial, legal, real estate and valuation services directly associated with the reorganization process. Payments for professional fees and retainers were $11.8 million.

The Company rejected leases related to twelve facilities during the first quarter of fiscal 2006. The liability previously recorded for these facilities was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based upon the statutory limits in §502(b)(6) of the Bankruptcy Code. The Company recognized approximately $7.8 million of non-cash income due to the rejections of these leases and this limitation. The Company may reject additional leases in the future, which may result in recognition of material gains or losses.

Employee costs of $1.7 million related to the Company’s key employee retention plan. Under this plan, certain of the Company’s key associates, including executive officers, are eligible for retention incentives. The key associates are classified into different bands based on their level of responsibility and role within the Company. The amount of retention incentive is based on a key associate’s band and base salary at the time the incentive is determined. The incentive is payable in installments, contingent upon continued employment through the payment dates.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

14.	Share-Based Payments

Effective June 30, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. Previously, the Company expensed share-based payments as permitted under SFAS 123, “Accounting for Stock-Based Compensation.” The financial statements as of and for periods ended prior to June 30, 2005 have not been restated to reflect adoption of SFAS 123R.

The primary impact of the adoption of SFAS 123R was on the financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires that at the grant date the Company estimate forfeitures for unvested awards, while SFAS 123 had permitted the Company to record forfeitures only upon occurrence. The Company recognized a cumulative effect of a change in accounting principle which increased net income by $4.6 million, or $0.03 per share, upon adoption of SFAS 123R. The income tax expense of the cumulative effect was offset by a tax benefit, due to a related change in the Company’s deferred tax assets and valuation allowance; thus, the Company recorded no net tax impact upon adoption of SFAS 123R.

General

Shares issued as a result of stock option exercises or vesting of restricted stock and restricted stock units will be funded out of treasury shares unless there are insufficient treasury shares, in which case new shares will be issued. The Company believes that it has sufficient treasury shares to meet any requirements to issue shares during fiscal 2006.

Compensation costs related to the Company’s share-based plans were $1.8 million and $2.1 million for the first quarters of 2006 and 2005, respectively. Compensation expense is generally recognized on straight-line basis over the vesting period of grants. As of September 21, 2005, the Company had $16.9 million of unrecognized compensation costs related to share-based payments, which costs are expected to be recognized over a weighted-average period of 2.9 years.

Stock Option Plans

The Company’s key employee stock option plan, as amended in 2003, reserved 10,000,000 shares of the Company’s stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the date of grant. Options generally vest ratably over three or five years, are contingent upon continued employment, and generally expire seven to ten years from the grant date. Options to purchase 5,315,238 shares were available for grant under the plan as of September 21, 2005.

The Company’s 2000 Retention and Attraction Plan reserved 1,148,406 shares of the Company’s stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the date of grant. The options vested over five years and generally expire ten years from the grant date. No options to purchase shares were available for grant under this plan as of September 21, 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company’s stock plan for non-employee directors, effective October 2000, reserved 500,000 shares of the Company’s stock for awards under the plan. The plan provides both for the direct grant of shares of common stock and for the grant of options to purchase such shares. Options issued under the plan are exercisable immediately at an exercise price equal to the fair value of the Company’s stock on the date of grant and generally expire no later than January 15th following the sixth full fiscal year after the grant date. Options to purchase 317,497 shares were available for grant as of September 21, 2005.

Changes in options outstanding for the first quarter of fiscal 2006 were as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding, June 29, 2005	4,363,458	$10.60
Forfeited	(559,491)	24.93
Expired	(7,789)	11.54

Outstanding, September 21, 2005	3,796,178	$8.48	4.8	$—

Exercisable, September 21, 2005	1,446,781	$12.03	4.1	$—

No options were granted or exercised during the first quarter of 2006 or 2005.

Restricted Stock Plan

The Company’s restricted stock plan reserved 2,000,000 shares of the Company’s common stock to be granted to certain eligible key associates, on a restricted basis. The lapse of restrictions on awards may be based upon satisfaction of performance-based requirements, in addition to continued employment. The restricted stock shares generally vest over three to five years. During the vesting period, the participants have voting rights and are eligible to receive dividends (if declared), but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited upon termination of employment. No shares were granted during the first quarter of 2006. The per-share weighted-average grant-date fair value of restricted stock granted was $5.92 for the first quarter of 2005. The grant-date fair value was determined based on the closing price of the Company’s common stock on the grant date. As of September 21, 2005, 536,634 shares were available for issuance under this plan.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following activity occurred under the Company’s restricted stock plan during the first quarter of 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at June 29, 2005	850,208	$7.53
Vested	(15,031)	15.01
Forfeited	(25,767)	5.47

Nonvested balance at September 21, 2005	809,410	$7.46

The total fair value of stock awards vested was $225,686 and $421,822 for the first quarters of 2006 and 2005, respectively.

Restricted Stock Units

Under the employment agreement entered into in December 2004 with Mr. Lynch, the Company’s Chief Executive Officer, the Company granted 3,000,000 restricted stock units that are payable only in shares of common stock of the Company as one share for each unit. Two-thirds of the restricted stock units vest on the fifth anniversary of the effective date while the remaining one-third vests in equal installments on the first five anniversaries of the effective date. Vesting is contingent upon continued employment. No shares have vested as of September 21, 2005. The per-share weighted-average grant-date fair value of the restricted stock units was $4.01.

15.	Discontinued Operations and Restructuring

In evaluating whether elements of its restructuring plans qualify for discontinued operations classification, the Company considers each store a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to the Company’s ongoing operations and cash inflows of nearby Company stores are not expected to increase significantly as a result of the exit, the results of operations of the store are reported in discontinued operations. In addition, other components including distribution center and manufacturing operations are treated as discontinued operations only if it is determined that the related cash flows will not be significant to the ongoing operations. Costs incurred to dispose of locations that qualify as discontinued operations are included in loss on disposal of discontinued operations while similar costs that relate to disposal of operations that do not qualify for discontinued operations are classified as restructuring costs.

2005 Restructure Plan

On June 21, 2005, the Company announced a plan (the “2005 Restructure Plan”) to exit 326 stores and three distribution centers in an effort to focus on the Company’s strongest stores and markets. The Company has determined that it will continue to operate two of its dairies and its Chek beverage operation, but plans to close the other manufacturing operations and reject the applicable leases.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Court approval was obtained during the first quarter of 2006 to sell the store assets and transfer leasehold interests, where appropriate, as well as to sell equipment at the distribution centers and certain manufacturing operations. As of the end of the first quarter of 2006, all planned store and distribution center closures were complete, with sales of 78 of the stores completed. One of the manufacturing operations had ceased production. The remaining manufacturing operations are scheduled to cease production in the second quarter of 2006. The Company recognized a net gain on sales of stores, equipment and pharmacy prescription files of $43.7 million for the first quarter of 2006.

Results of operations related to the 326 stores and two of the three distribution centers included in the 2005 Restructure Plan have been classified as discontinued operations. The Company determined that the closure of the manufacturing operations and one of the three distribution centers did not eliminate the cash flows for similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations.

The Company is also restructuring its field and administrative support staff to support the configuration of the retail business. Administrative staff reductions started early in the first quarter of 2006 and are expected to be complete by the end of the second quarter. Approximately 22,000 store and support associate positions will be eliminated when the 2005 Restructure Plan is fully implemented.

2004 Restructure Plan

In April 2004, the Company’s Board of Directors approved a plan (the “2004 Restructure Plan”) to exit 156 stores and three distribution centers. The Company also specified six manufacturing operations to be exited. These actions were substantially completed by the end of fiscal 2005. All costs related to these plans have been expensed and paid except for certain lease liabilities, as discussed in Note 12, and $160 thousand of employee costs that were substantially paid during the first quarter of 2006.

The Company determined that all 156 stores and one distribution center met the requirements to be reported as discontinued operations. The Company determined that the closure of the other two distribution centers and the manufacturing operations did not eliminate the cash flows for warehousing and similar manufactured goods, respectively, and thus the results of operations of those facilities were reported in continuing operations.

Financial information

The following tables reflect the restructuring expenses and change in accruals during the first quarter of fiscal 2006. All expenses incurred during the quarter related to the 2005 Restructure Plan.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Plan Summary - 2005 Restructure Expenses

	Restructuring	Loss on Disposal	Total
(Gain)/loss on sale/retirement, net	$(203)	(43,541)	$(43,744)
LIFO liquidation	—	(36,322)	(36,322)
Lease termination costs	19,342	389,569	408,911
Employee termination costs	2,841	26,762	29,603
Other location closing costs	514	20,282	20,796

Expenses for first quarter of 2006	$22,494	356,750	$379,244

Change in accruals:

	Employee termination costs	Other location closing costs	Total
Balance at June 29, 2005	$—	—	$—
Additions	29,280	8,622	37,902
Utilizations	(1,792)	—	(1,792)
Adjustments	(1,007)	—	(1,007)

Balance at September 21, 2005	$26,481	8,622	$35,103

The liability for lease termination costs is $421.0 million as of September 21, 2005 (see Note 12).

The Company expects the total costs of severance and employee termination costs, lease termination costs and other closing costs related to the 2005 Restructure Plan to total approximately $450 million to $475 million, which includes lease termination costs of approximately $400 million. This amount will be substantially reduced during the second quarter of 2006, when Court approval for rejection of the majority of store leases was obtained (see Note 18).

Accruals for severance and employee termination costs are included in accrued wages and salaries in the Condensed Consolidated Balance Sheets, while other closing costs are included in accrued liabilities. See Note12 for further discussion of lease termination costs.

Net sales related to discontinued operations totaled $332.8 million and $765.5 million for the first quarters of 2006 and 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The net book value of assets held for sale totaled $2.5 million as of September 21, 2005 and is included in prepaid expenses and other assets. The net book value of assets related to the 2005 and 2004 Restructure Plans which the Company does not have Court approval to sell totaled $28.3 million as of September 21, 2005 and is included in other assets.

16.	Hurricane Insurance Recoveries

The Company’s insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, as well as business interruption losses. The Company’s insurance policies contain a $10.0 million annual windstorm and $5.0 million annual flood insurance deductible. The Company expects to be fully covered for losses due to hurricanes incurred during the first quarter of 2006, including Hurricane Katrina. Expenditures on storm damage repair and replenishment of inventory, however, are generally expected to be required in advance of the receipt of insurance proceeds, which will negatively affect liquidity. As of September 21, 2005, the Company had received no insurance recoveries related to Hurricane Katrina, and had recorded an insurance receivable of $40.3 million.

During fiscal 2005, four hurricanes caused inventory damage, property damage, power outages and store closings in much of the Company’s operating area, resulting in aggregate losses that exceeded the self-insured retention limit for named windstorm coverage. Due to insurance recoveries in excess of out-of-pocket costs, the Company recognized no significant impact to cost of sales or operating and administrative expenses due to these losses. As of September 21, 2005, the Company had received insurance recoveries of $50.0 million and had recorded an insurance receivable of $10.7 million related to the fiscal 2005 storms. See also Note 18.

17.	Commitments and Contingencies

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Condensed Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company. The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company’s business. The rights of and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of Winn-Dixie stock receiving no value for their interests and holders of unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. See Note 1 for additional information.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. In the event that any claims alleged in these lawsuits are sustained against the Company, the claims will be treated in the Company’s Chapter 11 case, and to the extent any such claims are subject to the provisions of 11 U.S.C. §510(b), such claims will be subordinated to other claims against the Company.

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

18.	Subsequent Events

Hurricane Insurance Recoveries

In October 2005, Hurricane Wilma caused similar types of damage as the hurricanes incurred in the first quarter of 2006. The Company is currently assessing the damage and preparing its initial claims. The Company expects to be insured for losses due to the storm in excess of its per occurrence deductible of $0.5 million.

In November 2005, the Company received an advance of $10.5 million on its insurance claim for the fiscal 2006 storms.

During the second quarter of 2006, the Company settled its claims related to the fiscal 2005 storms with all except one of its insurance carriers, for an aggregate final payment of $14.5 million. Payment had not been received as of December 1, 2005.

Lease Rejections

During the period from September 22, 2005 to November 30, 2005, the Company received Court approval to reject in excess of 200 leases resulting in a reduction of approximately $250.0 million of the liability recorded for closed store lease liability as of September 21, 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

19.	Guarantor Subsidiaries

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

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

12 Weeks ended September 21, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,088,644	586,168	—	1,674,812
Cost of sales	820,717	418,177	—	1,238,894

Gross profit on sales	267,927	167,991	—	435,918
Other operating & administrative expenses	332,041	151,355	—	483,396
Impairment charges	7,995	7	—	8,002
Restructuring charges	1,220	21,274	—	22,494

Operating loss	(73,329)	(4,645)	—	(77,974)
Equity in losses of consolidated subsidiaries	(364,470)	—	364,470	—
Interest expense, net	4,258	12	—	4,270

Loss before reorganization items and income taxes	(442,057)	(4,657)	364,470	(82,244)
Reorganization items, net	8,219	—	—	8,219
Income tax benefit	—	—	—	—

Net loss from continuing operations	(450,276)	(4,657)	364,470	(90,463)
Net loss from discontinued operations	(108,332)	(359,813)	—	(468,145)
Cumulative effect of a change in accounting principle	(4,583)	—		(4,583)

Net loss	$(554,025)	(364,470)	364,470	(554,025)

12 Weeks ended September 22, 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,071,088	664,935	—	1,736,023
Cost of sales	775,140	481,410	—	1,256,550

Gross profit on sales	295,948	183,525	—	479,473
Other operating & administrative expenses	241,329	228,138	—	469,467
Impairment charges	87,112	—	—	87,112
Restructuring charges	1,049	81,786	—	82,835

Operating loss	(33,542)	(126,399)	—	(159,941)
Equity in losses of consolidated subsidiaries	(122,450)	—	122,450	—
Interest expense (income), net	7,274	(9)	—	7,265

Loss before income taxes	(163,266)	(126,390)	122,450	(167,206)
Income tax benefit	(16,370)	(41,228)	—	(57,598)

Net loss from continuing operations	(146,896)	(85,162)	122,450	(109,608)
Net loss from discontinued operations	(6,181)	(37,288)	—	(43,469)

Net loss	$(153,077)	(122,450)	122,450	(153,077)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

September 21, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$193,137	34,563	—	227,700
Merchandise inventories, net	299,249	228,526	—	527,775
Other current assets	179,658	29,133	—	208,791

Total current assets	672,044	292,222	—	964,266
Property, plant and equipment, net	322,819	259,201	—	582,020
Other assets, net	118,893	16,010	—	134,903
Investments in and advances to/from subsidiaries	(398,223)	—	398,223	—

Total assets	$715,533	567,433	398,223	1,681,189

Accounts payable	$25,487	108,086	—	133,573
Other current liabilities	197,987	137,469	—	335,456

Total current liabilities	223,474	245,555	—	469,029
Long-term debt & DIP Credit Facility	43,129	—	—	43,129
Other non-current liabilities	100,946	64,615	—	165,561

Total liabilities not subject to compromise	367,549	310,170	—	677,719
Liabilities subject to compromise	844,613	655,486	—	1,500,099
Common stock of $1 par value	141,863	6,334	(6,334)	141,863
Accumulated deficit and other shareholders’ equity	(638,492)	(404,557)	404,557	(638,492)

Total liabilities and shareholders’ accumulated deficit	$715,533	567,433	398,223	1,681,189

June 29, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$158,700	47,597	—	206,297
Merchandise inventories, net	315,916	482,498	—	798,414
Other current assets	152,562	50,688	—	203,250

Total current assets	627,178	580,783	—	1,207,961
Property, plant and equipment, net	341,886	321,201	—	663,087
Other assets, net	98,666	17,592	—	116,258
Investments in and advances to/from subsidiaries	205,559	—	(205,559)	—

Total assets	$1,273,289	919,576	(205,559)	1,987,306

Accounts payable	$7,137	97,032	—	104,169
Other current liabilities	155,080	139,201	—	294,281

Total current liabilities	162,217	236,233	—	398,450
Long-term debt	245,399	—	—	245,399
Other non-current liabilities	103,477	69,410	—	172,887

Total liabilities not subject to compromise	511,093	305,643	—	816,736
Liabilities subject to compromise	702,902	408,374	—	1,111,276
Common stock of $1 par value	141,889	6,334	(6,334)	141,889
Accumulated deficit and other shareholders’ equity	(82,595)	199,225	(199,225)	(82,595)

Total liabilities and shareholders’ equity	$1,273,289	919,576	(205,559)	1,987,306

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the first quarter of 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by in operating activities	$(19,130)	145,620	—	126,490

Purchases of property, plant and equipment, net	(3,761)	(1,109)	—	(4,870)
Proceeds from sales of assets	6,121	59,377	—	65,498
Decrease in other assets	581,013	22,972	(603,782)	203

Net cash provided by investing activities	583,373	81,240	(603,782)	60,831

Gross borrowings on DIP Credit Facility	426,860	—	—	426,860
Gross payments on DIP Credit Facility	(629,074)	—	—	(629,074)
Principal payments on long-term debt	(34)	—	—	(34)
Other	(357,833)	(246,899)	603,782	(950)

Net cash used in financing activities	(560,081)	(246,899)	603,782	(203,198)

Increase (decrease) in cash and cash equivalents	4,162	(20,039)	—	(15,877)
Cash and cash equivalents at beginning of the year	41,330	20,811	—	62,141

Cash and cash equivalents at end of the period	$45,492	772	—	46,264

For the first quarter of 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,033	(76,386)	—	19,647

Purchases of property, plant and equipment, net	(13,973)	(10,552)	—	(24,525)
Proceeds from sales of assets	—	15,788		15,788
Decrease in other assets	47,631	66,247	(116,568)	(2,690)

Net cash provided by (used in) investing activities	33,658	71,483	(116,568)	(11,427)

Principal payments on long-term debt	(44)	—	—	(44)
Other	(122,274)	4,738	116,568	(968)

Net cash (used in) provided by financing activities	(122,318)	4,738	116,568	(1,012)

Increase (decrease) in cash and cash equivalents	7,373	(165)	—	7,208
Cash and cash equivalents at beginning of the year	49,909	6,909	—	56,818

Cash and cash equivalents at end of the period	$57,282	6,744	—	64,026

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

All costs incurred by the Company’s headquarters that are not specifically identifiable to a subsidiary are allocated to each subsidiary based on its relative size. Taxes payable and deferred taxes are obligations of the Company. Expenses and benefits related to both current and deferred income taxes are allocated to each subsidiary based on each subsidiary’s effective tax rate. If the guarantor subsidiaries operated on a stand-alone basis, their expenses may or may not have been higher were it not for the related-party transactions and the headquarters costs described above.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of our business strategies, all of which are subject to certain risks, and should be read in conjunction with the information contained in “Forward-Looking Statements” below.

When multiple factors are provided as the explanation for business results, we quantify the approximate impact of each factor to the extent that it is practical for us to do so.

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Code”) in the United States Bankruptcy Court. Our subsidiaries W-D Bahamas Ltd. (and its direct and indirect subsidiaries) and WIN General Insurance, Inc. (the “Non-Filing Entities”, collectively with the Debtors, “we”, “us” or “our Company”) did not file petitions under Chapter 11 of the Bankruptcy Code. The cases are being jointly administered by the United States Bankruptcy Court for the Middle District of Florida (the “Court”) under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817.”

Prior to filing, we experienced net losses and at the end of the second quarter of fiscal 2005, we reported a significant decline in liquidity. Following this announcement and subsequent downgrades from the major debt rating agencies, we experienced a tightening of trade credit by many of our vendors and our primary bank eliminated our incoming and outgoing Automated Clearing House float, both of which further reduced our liquidity. We therefore decided to seek judicial reorganization under Chapter 11.

We currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of and ultimate payments by us under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. This could result in unsecured claims being compromised at less (and possibly substantially less) than 100% of their face values.

We have in place a Court-approved $800.0 million debtors-in-possession credit facility (the “DIP Credit Facility”) to supplement our cash flow during the reorganization process. See “Liquidity and Capital Resources” below for further discussion of the DIP Credit Facility.

In August 2005, the Court issued an order that allows claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the order. Participating vendors are required to return us to payment terms in place prior to filing, or 20 days, whichever is less. In addition, certain pre-petition vendor receivables will be settled and post-petition vendor receivables are required to be paid promptly. As each vendor agrees to participate in the reclamation settlement process, the vendor’s reclamation claims are reclassified from liabilities subject to compromise to accounts payable.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. In this context, “assumption” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” means that we are relieved from our obligations to perform further under the contract or lease, but are subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages that result from the rejection of executory contracts and are recoverable under Chapter 11 are classified as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

During the first quarter of 2006, we received Court approval to reject leases related to twelve facilities and other executory contracts of various types. We are in the process of reviewing all of our executory contracts and unexpired leases to determine which additional contracts and leases we will reject. Our deadline to assume or reject each of our real property leases has been extended for a majority of leases to December 19, 2005. We have filed a motion with the Court to further extend this deadline to March 20, 2006, which motion is scheduled for hearing on December 15, 2005. We expect that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. We also expect that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we cannot project the magnitude of such claims with any degree of certainty. We have incurred, and will continue to incur, significant costs associated with the reorganization. See “Results of Operations” below for further discussion of reorganization items.

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

The Office of the United States Trustee (the “Trustee”) appointed an unsecured creditors’ committee (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no assurance that the Creditors’ Committee will support our positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements with the Creditors’ Committee could protract the bankruptcy proceedings, could negatively affect our ability to operate during bankruptcy and could delay or prevent our emergence from bankruptcy.

In August 2005, the Trustee also appointed an equity security holders’ committee. The Creditors’ Committee has filed a motion to dissolve this committee. As of December 1, 2005, no ruling has been issued by the Court.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date. On September 8, 2005, the Court approved a second extension of the Debtors’ time to file and solicit acceptances of a plan of reorganization to December 19, 2005 and February 20, 2006, respectively. If the Debtors do not file a plan of reorganization and the exclusive period is not further extended, other parties in interest will be permitted to file a plan after December 19, 2005. We have filed a motion with the Court to further extend this deadline to March 20, 2006, which motion is scheduled for hearing on December 15, 2005. There can be no assurance that the Court will further extend the exclusive period, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

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

Strategy and Operations Review

We are using the Chapter 11 reorganization process to take action to improve our operations and financial performance and strengthen our business. On June 21, 2005, we announced a plan (the “2005 Restructure Plan”) to exit 326 stores and three distribution centers in an effort to focus on our strongest stores and markets. We have determined that we will continue to operate two of our dairies and our Chek beverage operation, but plan to close the other manufacturing operations and reject the applicable leases.

As of the end of the first quarter of 2006, all planned store and distribution center closures under the 2005 Restructure Plan were complete, with sales of 81 of the stores either completed or nearing completion. One of the manufacturing operations had ceased production. The remaining manufacturing operations are scheduled to cease production in the second quarter of 2006. See “Discontinued Operations and Restructuring” below for further information.

We are also implementing merchandising initiatives to improve our customers’ shopping experience and help drive sales and profit growth across the chain. Our approach is to launch initiatives department by department to facilitate training of the store staff. During 2005, we launched the first set of sales initiatives, which focused on our fresh produce department and our meat department. These initiatives continued during the first quarter of fiscal 2006.

In addition, management is executing a competitive rebuttal strategy designed to mitigate the impact of competitive openings. The competitive rebuttal strategy is designed to drive sales and customer traffic through promotions in advance of and during selected competitive openings in order to maintain market share.

Results of Operations

Continuing Operations

Net sales. Net sales for the first quarter of 2006 were $1.7 billion, a decrease of $61.2 million, or 3.5%, compared to the first quarter of 2005. Net sales from continuing operations primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, floral and photography departments comprised 9.7% and 9.3% of retail sales for the first quarters of 2006 and 2005, respectively.

Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the period, decreased 2.9% for the first quarter of 2006 compared to the same period in the prior year. Exclusive of 21 stores closed due to Hurricane Katrina at the end of the first quarter, identical store sales for continuing operations decreased 1.3% for the first quarter of 2006 compared to the same period in the prior year.

The decline in identical store sales was due primarily to competitor store openings in our operating areas. Though we believe our competitive response activities are improving, we believe competition remains a key factor negatively impacting our identical store sales. Identical store sales were also impacted negatively by the store closures caused by Hurricane Katrina (which occurred late in the quarter) partially offset by increased sales in nearby locations due to migration of customers to areas such as Baton Rouge from New Orleans. Identical store sales in the first quarter showed improvement as compared to the 4.5% decline in the third and fourth quarters of fiscal 2005.

Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to affect our identical store sales negatively. In addition, our total sales growth will continue to be negatively impacted by our reduced levels of projected Company store openings and remodeling.

Gross Profit on Sales. Gross profit on sales decreased $43.6 million for the first quarter of 2006 compared to the first quarter of 2005. As a percentage of sales, gross margin was 26.0% and 27.6%, for the first quarters of 2006 and 2005, respectively.

The gross margin decline for the first quarter of 2006 was primarily attributable to reduced vendor allowances and cash discounts, in part because many of our vendors shifted from slotting fees to other promotional programs tied to sales volumes which were not realized. This resulted in approximately 46 basis points of the total decrease in gross margin. Approximately 43 basis points of the decline was due to pricing and promotional programs, specifically in the produce and meat departments, which occurred in the first quarter of 2006 and not in the first quarter of 2005. Increased inventory shrinkage as a percentage of sales caused approximately 44 basis points of the total decrease in gross margin.

Other Operating and Administrative Expenses. Other operating and administrative expenses for the first quarter of 2006 increased by $13.9 million as compared to the first quarter of 2005. As a percentage of sales, other operating and administrative expenses were 28.9% and 27.0% for the first quarters of 2006 and 2005, respectively.

The increase in other operating and administrative expenses as compared to the first quarter of 2005 was due to an increase in retail operating expenses including repairs and maintenance and purchased services of $8.1 million in our efforts to improve store conditions and salaries and other employee-related costs of $7.2 million due to our investment in store labor hours in our efforts to improve customer service. In addition, we recognized $5.1 million of expense related to hurricane losses in the quarter which may not be recoverable by insurance. These increases were partially offset by a decrease of $5.4 million in professional fees. Additional professional fees incurred during the first quarter of 2006 are included in restructuring charges, reorganization items, net, and loss on disposal of discontinued operations.

Impairment charges. Impairment charges were comprised of the following (in thousands):

	For the first quarter of
	2006	2005
Store facilities - continuing operations	$2,001	—
Distribution centers	5,696	—
Information technology projects	305	—
Goodwill	—	87,112

Total, continuing operations	8,002	87,112
Loss from discontinued operations	1,236	5,331

Total impairment charges	$9,238	92,443

During the first quarters of 2006 and 2005, we estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in $9.2 million and $5.3 million in 2006 and 2005, respectively, of the impairment charges identified above.

Due to a substantial, other than temporary decline in market capitalization in the first quarter of 2005, we performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

Reorganization items, net. Reorganization items, net, represents amounts incurred subsequent to the Petition Date as a direct result of our Chapter 11 filings, and was comprised of the following (in thousands):

For the first quarter of 2006
Professional fees	$14,092
Lease rejections	(7,832)
Employee costs	1,716
Other	243

Reorganization items, net	$8,219

We expensed $14.1 million for professional fees, including financial, legal, real estate and valuation services directly associated with the reorganization process. Payments for professional fees and retainers were $11.8 million.

We rejected leases related to twelve facilities during the quarter. The liability previously recorded for these facilities was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based upon the statutory limits in §502(b)(6) of the Bankruptcy Code. We recognized $7.8 million of non-cash income due to the rejections of these leases and this limitation. We may reject additional leases in the future, which may result in recognition of material gains or losses.

Employee costs of $1.7 million related to our key employee retention plan. Under this plan, certain key associates, including executive officers, are eligible for retention incentives. The key associates are classified into different bands based on their level of responsibility and role within the Company. The amount of retention incentive is based on a key associate’s band and base salary at the time the incentive is determined. The incentive is payable in installments, contingent upon continued employment through the payment dates.

Interest Expense, net. Interest expense is primarily interest on long-term and short-term debt and capital leases. Net interest expense was $4.3 million and $7.3 million for first quarter of 2006 and 2005, respectively. The decrease in interest expense in fiscal 2006 is due to $3.5 million of increased interest on our credit facility, due to increased borrowings in the current year, which was more than offset by contractual interest not charged to operations. In accordance with SOP 90-7, as of the Petition Date we ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise which includes our Notes. For the first quarter of 2006, interest at the stated contractual amount that was not accrued for this reason was $6.1 million.

Income Taxes. We recognized no tax benefit or expense for the first quarter of 2006 due to the maintenance of a full valuation allowance against our net deferred tax assets, as further discussed below. The effective tax rate benefit for the first quarter of 2005 was 34.5%.

We evaluated the future realization of our net deferred tax assets during the second quarter of 2005. As a result of cumulative losses experienced to that point in 2005 and in the prior two years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, we determined that it was more likely than not that our net deferred tax assets will not be realized. As a result, we recognized a full valuation allowance against our net deferred tax assets during the second quarter of 2005.

As a result of an Internal Revenue Service audit of fiscal years 2000 through 2002, we were assessed approximately $49.0 million in taxes and penalties during the third quarter of 2005. We filed a protest and believe it is probable that our position will be sustained. No amount in respect of this matter has been accrued.

Net Loss From Continuing Operations. Net loss from continuing operations was $90.5 million, or $0.64 per diluted share, as compared to $109.6 million, or $0.78 per diluted share, for the first quarters of 2006 and 2005, respectively, for the reasons discussed above.

Hurricane Losses and Insurance Recoveries

As more fully described in our Annual Report on Form 10-K for the year ended June 29, 2005, we incurred certain losses from hurricanes, particularly Hurricane Katrina, during the first quarter of 2006. Our insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, as well as business interruption losses. We believe the retail value of inventory losses, replacement cost of damaged property, and labor and other costs as a result of Hurricane Katrina may exceed $100 million. Our insurance policies contain a $10.0 million annual windstorm and $5.0 million annual flood insurance deductible. The property and inventory losses related to the hurricane are not expected to have an adverse effect on earnings in future quarters due to insurance recoveries expected in excess of out-of-pocket costs. Expenditures for storm damage repair and replenishment of inventory, however, are generally expected to be required in advance of the receipt of insurance proceeds, which will negatively affect liquidity. As of September 21, 2005, we had received no insurance recoveries related to Hurricane Katrina, and had recorded an insurance receivable of $40.3 million. During November 2005, we received an advance on our insurance claim totaling $10.5 million.

During fiscal 2005, four hurricanes caused inventory damage, property damage, power outages and store closings in much of our operating area, resulting in aggregate losses that exceeded the self-

insured retention limit for named windstorm coverage. Due to insurance recoveries expected in excess of out-of-pocket costs, we recognized no significant impact to cost of sales or operating and administrative expenses due to these losses. As of September 21, 2005, we had received insurance recoveries of $50.0 million and had recorded an insurance receivable of $10.7 million related to the 2005 storms. During the second quarter of 2006, we settled our claims related to the fiscal 2005 storms with all except one of our insurance carriers, for an aggregate final payment of $14.5 million.

In October 2005, Hurricane Wilma caused similar types of damage to a portion of our operating area. We are currently assessing the damage and preparing our initial claims. We expect to be fully insured for losses due to the storm in excess of our per occurrence deductible of $0.5 million.

Share-Based Payments

Effective June 30, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective application transition method. Previously, we expensed share-based payments as permitted under SFAS 123, “Accounting for Stock-Based Compensation.”

The primary impact of the adoption of SFAS 123R was on the financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires that at the grant date we estimate forfeitures for unvested awards, while SFAS 123 had permitted us to record forfeitures only upon occurrence. We recognized a cumulative effect of a change in accounting principle which increased net income by $4.6 million, or $0.03 per share, upon adoption of SFAS 123R. The income tax expense of the cumulative effect was offset by a tax benefit, due to a related change in our deferred tax assets and valuation allowance; thus, we recorded no net tax impact upon adoption of SFAS 123R.

Discontinued Operations and Restructuring

In evaluating whether elements of our restructuring plans qualify for discontinued operations classification, we consider each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to our ongoing operations and cash inflows of our nearby stores are not expected to increase significantly as a result of the exit, the results of operations of the store are reported in discontinued operations. In addition, other components including distribution center and manufacturing operations are treated as discontinued operations only if we determine that the related cash flows will not be significant to ongoing operations. Costs incurred to dispose of locations that qualify as discontinued operations are included in loss on disposal of discontinued operations while similar costs that relate to disposal of operations that do not qualify as discontinued operations are classified as restructuring costs.

2005 Restructure Plan

On June 21, 2005, we announced a plan (the “2005 Restructure Plan”) to exit 326 stores and three distribution centers in an effort to focus on our strongest stores and markets. We have determined that we will continue to operate two of our dairies and our Chek beverage operation, but plan to close the other manufacturing operations and reject the applicable leases.

Court approval was obtained during the first quarter of 2006 to sell the store assets and transfer leasehold interests, where appropriate, as well as to sell equipment at the distribution centers and certain manufacturing operations. As of the end of the first quarter, all planned store and distribution center closures were complete, with sales of 81 of the stores either completed or nearing completion. One of the manufacturing operations had ceased production. The remaining manufacturing operations are scheduled to cease production in the second quarter of 2006. We recognized a net gain on sales of stores, equipment and pharmacy prescription files of $43.7 million for the first quarter of 2006.

Results of operations related to the 326 stores and two of the three distribution centers included in the 2005 Restructure Plan have been classified as discontinued operations. We determined that the closure of the manufacturing operations and one of the three distribution centers did not eliminate the cash flows for similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations.

We are also restructuring our field and administrative support staff to support the configuration of the retail business. Administrative staff reductions started early in the first quarter of 2006 and are expected to be complete by the end of the second quarter. Approximately 22,000 store and support associate positions will be eliminated when the 2005 Restructure Plan is fully implemented.

2004 Restructure Plan

In April 2004, our Board of Directors approved a plan (the “2004 Restructure Plan”) to exit 156 stores and three distribution centers. We also specified six manufacturing operations to be exited. These actions were substantially completed by the end of fiscal 2005. All costs related to these plans have been expensed and paid except for certain lease liabilities and $160 thousand of employee costs that were substantially paid during the first quarter of 2006.

We determined that all 156 stores and one distribution center met the requirements to be reported as discontinued operations. We determined that the other two distribution centers and the manufacturing operations did not eliminate the cash flows for warehousing and similar manufactured goods, respectively, and thus the results of operations of these facilities were reported in continuing operations.

Financial information

The following tables reflect the restructuring expenses and change in accruals during the first quarter of 2006. All expenses incurred during the quarter related to the 2005 Restructure Plan.

Plan Summary - 2005 Restructure Expenses

	Restructuring	Loss on Disposal	Total
(Gain)/loss on sale/retirement, net	$(203)	(43,541)	$(43,744)
LIFO liquidation	—	(36,322)	(36,322)
Lease termination costs	19,342	389,569	408,911
Employee termination costs	2,841	26,762	29,603
Other location closing costs	514	20,282	20,796

Expenses for first quarter of 2006	$22,494	356,750	$379,244

Change in accruals:

	Employee termination costs	Other location closing costs	Total
Balance at June 29, 2005	$—	—	$—
Additions	29,280	8,622	37,902
Utilizations	(1,792)	—	(1,792)
Adjustments	(1,007)	—	(1,007)

Balance at September 21, 2005	$26,481	8,622	$35,103

The liability for lease termination costs related to the 2005 Restructure Plan was $421.0 as of September 21, 2005 and is included in liabilities subject to compromise. We expect the total costs of employee termination costs, lease termination costs and other location closing costs related to the 2005 Restructure Plan to total approximately $450 million to $475 million, which includes lease termination costs of approximately $400 million. Payment of employee termination costs and other location closing costs will be funded from the sale of facilities and other assets and will be complete before the end of fiscal 2006. The timing and amount of payments to be made for lease termination costs is dependent upon approval by the Court of rejection of the related leases. Upon approval of the rejection, the liability will be substantially reduced. The ultimate payment of the claim will be determined by the plan of reorganization, which may further reduce the amount to be paid. During the period from September 22, 2005 to November 30, 2005 we received Court approval to reject in excess of 200 leases resulting in a reduction of approximately $250.0 million of the liability recorded for closed store lease liability as of September 21, 2005.

Net sales related to discontinued operations totaled $332.8 million and $765.5 million for the first quarters of 2006 and 2005, respectively.

The net book value of assets held for sale totaled $2.5 million as of September 21, 2005 and is included in prepaid expenses and other assets. The net book value of assets related to the 2005 and 2004 Restructure Plans which we do not have Court approval to sell totaled $28.3 million as of September 21, 2005 and is included in other assets.

Liquidity and Capital Resources

Summary

As of September 21, 2005, we had $160.6 million of available borrowings under the DIP Credit Facility, consistent with our expectations. Based on continued achievement of our 2006 operating plan, we currently believe that our liquidity and capital resources will be sufficient to maintain our operations at current levels through the end of fiscal 2006. As of the end of the first quarter of 2006, our ability to maintain sufficient liquidity is contingent upon, among other things: improved operating results, the resumption of vendor credit and accounts receivable collection, operating within the requirements of the DIP Credit Facility and timely collection on our insurance coverage for losses resulting from hurricanes. Our projections reflect declining availability during the second half of 2006; therefore, long-term liquidity will require further improvement to operating results, the provision of additional capital and/or a reduction in operating and administrative expenses. These factors, as well as other risks and uncertainties that could cause our actual results and financial condition to differ from our expectations, are described in the section “Forward-Looking Statements” below.

The Condensed Consolidated Financial Statements included in this Form 10-Q were prepared on a “going concern” basis. The “going concern” basis assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business. A number of factors may negatively affect our ability to continue as a going concern, as described above. We are addressing these concerns by seeking to: 1) improve operating results through merchandising, retail operating and marketing plans to increase sales and gross margin, and to reduce inventory shrink and operating and administrative expenses; 2) submit and seek approval of a plan of reorganization within the Court-specified timeframe; and 3) resume vendor credit and accounts receivable collection as a result of the reclamation settlement described below. If additional sources of liquidity are needed, such liquidity may come from the sale or closure of additional stores or other asset sales (which require Court approval while we are in Chapter 11), further reduction in operating and administrative expenses, deferral of capital investment, deferral of marketing and other programs, alternative sources of financing and other necessary actions.

DIP Credit Facility and Senior Notes

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility including a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as

Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 6, 2005) and the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005). The following capitalized terms have specific meanings as defined in the DIP Credit Facility agreement, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

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

At our option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of September 21, 2005, interest rates on outstanding borrowings ranged from 5.5% to 9.0%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group and EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing our borrowing availability. As of September 21, 2005, we were in compliance with the above covenants. In addition, certain covenants substantially restrict our ability to pay dividends.

The DIP Credit Facility contains a covenant that required us to provide audited financial statements for fiscal year 2005 to the bank group on or prior to September 28, 2005. We did not provide the bank group with our audited financial statements by that date. On September 30, 2005, we obtained a waiver letter from the bank group waiving our obligation to provide financial statements as required in the covenants to the DIP Credit Facility; such waiver covered the period beginning September 28, 2005 and ending October 31, 2005. The waiver letter also waived any events of default occurring under the DIP Credit Facility as a result of our failure to comply with the covenant on or prior to September 28, 2005. We provided audited financial statements for fiscal year 2005 to the bank group on October 26, 2005.

Borrowing availability was approximately $160.6 million as of September 21, 2005, as summarized below (amounts in thousands):

September 21, 2005
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $241,362, including $217,213 related to outstanding letters of credit)	$303,351
Outstanding borrowings	(42,789)

Excess Availability	260,562
Limitation on Excess Availability	(100,000)

Borrowing availability	$160,562

As shown in the table above, availability under the DIP Credit Facility is determined net of Reserves, which are subject to revision by the Agent under the DIP Credit Facility to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

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

Including the revolving loan balance and the term loan, outstanding borrowings on the DIP Credit Facility were $42.8 million and $245.0 million as of September 21, 2005 and June 29, 2005, respectively. The average and peak borrowings on the facility during the first quarter of 2006 were $179.9 million and $301.8 million, respectively.

As of September 21, 2005, we had letters of credit totaling $220.5 million issued under the DIP Credit Facility which were primarily workers’ compensation standby letters of credit. Additionally, $17.0 million in letters of credit were issued outside of the DIP Credit Facility for workers’ compensation purposes and secured by marketable securities valued at $19.8 million as of September 21, 2005.

In addition to the DIP Credit Facility, we have $300.0 million of outstanding Notes that bear interest at 8.875% per annum. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. See “Commitments and Contractual Obligations” below for further discussion. While operating under Chapter 11, we are prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. As of the Petition Date, in accordance with SOP 90-7, we ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

Historical Cash Flow Data

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data (amounts in thousands) for the first quarters of 2006 and 2005:

	2006	2005
Cash provided by (used in):
Operating activities	$126,490	19,647
Investing activities	60,831	(11,427)
Financing activities	(203,198)	(1,012)

Net cash provided by operating activities was $126.5 million for the first quarter of 2006. This net cash inflow was primarily a result of inventory liquidation sales in the 326 stores closed during the quarter, partially offset by a net operating loss for the quarter.

Cash provided by investing activities was driven primarily by the receipt of $65.5 million in proceeds from sales of facilities and other assets related to 2005 Restructure Plan. We made capital expenditures of $4.9 million during the first quarter of 2006.

Cash used in financing activities relates to net payments of approximately $200.0 million on the DIP Credit Facility. Cash received from the sales of facilities and inventory liquidation sales during the quarter was used to pay down the loan balance.

Resumption of Vendor Credit and Accounts Receivable Collection

In August 2005, the Court issued an order (the “Reclamation Order”) that allows claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the Reclamation Order. Participating vendors are required to return us to payment terms in place prior to filing, or 20 days, whichever is less. Because a significant number of vendors required us to pay cash in advance for goods, we expect the resumption of trade credit under the Reclamation Order to result in additional liquidity. In addition, we expect certain pre-petition vendor receivables will be settled and post-petition vendor receivables to be paid promptly. The reclamation claims due to the participating vendors are being paid in nine equal monthly installments beginning September 30, 2005. A significant number of vendors are participating in this reclamation settlement program, which is expected to have a positive impact on our liquidity (net of settlement payments) in the second quarter of 2006. Settlements under the Reclamation Order began in late August 2005 and continue through the end of the second quarter of 2006.

Principal uses of cash

We expect our principal uses of cash for the remainder of fiscal 2006 to be operating expenses; debt service, including both interest payments under the DIP Credit Facility and payments of pre-petition claims in accordance with Court orders; reorganization expenses; capital expenditures, including repairs due to damage from Hurricane Katrina, as well as inventory replenishment.

Contractual Obligations

There has been no significant change to our contractual obligation table during the first quarter of 2006.

Critical Accounting Policies

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We cannot determine future events and their effects with certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial calculations. We constantly review these significant factors and make adjustments when facts and circumstances dictate. We modified certain assumptions and projections from the prior year due to our Chapter 11 filings.

We prepared our financial statements on a going concern basis. The financial statements do not include any adjustments that might result if we are unable to continue as a going concern. In addition, we prepared our financial statements in accordance with SOP 90-7. Pre-petition liabilities subject to compromise are segregated in the Condensed Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net in the Condensed Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

The following is a discussion of our critical accounting policies. These accounting policies are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. See Item 1 “Financial Statements” Note 3 for further discussion of our accounting policies.

Revenue recognition. We recognize revenue at the time of sale for retail sales. We may offer sales discounts to customers at the time of sale as part of our Customer Reward Card program as well as other promotional events. We record all sales discounts as a reduction of sales at the time of sale.

In addition, we periodically offer awards to customers in the form of sales discounts to be used on a future purchase, based on an accumulation of points as part of our Customer Reward Card program. The obligation related to the award of a future sales discount is recognized as a reduction of sales based on a systematic and rational allocation of the cost of the award earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the award.

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

We recognize promotional allowances based on the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, we recognize allowances when we meet the performance criteria or upon expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred until earned. Quantity discounts and payments under merchandising agreements are recognized based on achievement of purchase or sales volume levels and are typically not received in advance.

Since we use the retail method to value inventory, we use average product turnover rates to estimate the amount of product sold and thus the amount of vendor allowances reducing ending inventory.

Self-insurance. We self-insure for certain insurable risks, primarily workers’ compensation, business interruptions, automobile liability, general liability and property losses, as well as employee medical coverage. We generally obtain insurance coverage for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. We determine our liabilities using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, we record anticipated recoveries in the same lines in the statements of operations in which the losses were recorded, based on management’s best estimate of amounts due from our insurance providers.

Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our Chapter 11 filings. Unanticipated changes in these factors may materially affect our financial statements.

Long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We compare the carrying amount of the asset to the net undiscounted cash flows that we expect the asset to generate to identify potentially impaired assets. We record an impairment loss for the excess of the carrying amount over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. With respect to owned property and equipment associated with closed stores, we adjust the value of the property and equipment to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

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

Lease liability on closed facilities. We expense the costs of closing facilities as incurred. We accrue for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities relate to changes in sublease income, costs and recomputation of liabilities based upon a statutory formula when we obtain Court approval to reject a lease under the Bankruptcy Code. Such adjustments are recorded in the period in which the change becomes known. We pay closed facility liabilities over the remaining lease terms unless rejected under the provisions of the Bankruptcy Code. We generally complete facility closings within one year after the decision to close.

Due to our Chapter 11 filings, we now calculate certain estimates for facility closing liabilities based upon a statutory formula; however, management makes significant judgments to estimate the claims of lessors for items other than rent, including taxes, utilities, insurance, etc. Our ability to obtain agreements with lessors to terminate leases or assign leases to third parties will materially affect our current estimates.

Income taxes. We recognize deferred tax assets and liabilities for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using the enacted tax rates for the year in which we expect those temporary differences to be recovered or settled. We adjust the valuation allowance against our net deferred tax assets based upon our assessment of the likelihood of realization of such assets in the future; such adjustments may be material. Although we believe that the estimates and judgments used to prepare our various tax returns are reasonable and appropriate, such returns are subject to audit by the respective tax authorities. Actual results upon audit may result in material gains or losses.

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

There can be no assurance that our Chapter 11 reorganization process will be successful. Risk factors related to our efforts include, but are not limited to, the following:

•	Our ability to continue as a going concern. The report of our independent registered public accounting firm on our fiscal 2005 Consolidated Financial Statements contains an explanatory paragraph stating that those financial statements were prepared on a going concern basis and discusses the factors that affect our liquidity and create substantial doubt as to our ability to continue as a going concern. Our ability to maintain sufficient liquidity to continue as a going concern is contingent upon, among other things, improved operating results and the resumption of vendor credit and accounts receivable collection. In addition, certain of our stores were damaged due to hurricanes, requiring expenditures on storm damage repair and replenishment of inventory in advance of the receipt of insurance proceeds, which will negatively affect our liquidity. Our projections reflect declining availability during the second half of 2006; therefore, long-term liquidity will require further improvement to operating results, the provision of additional capital and/or a reduction in operating and administrative expenses.

•	Our ability to generate positive cash flow from operations. Our current belief that our liquidity and capital resources will be sufficient to maintain our operations through the end of fiscal 2006 is based upon, among other things, achievement of improved operating performance in fiscal 2006. There can be no assurance that we will achieve improved operating performance, particularly considering that we have had a net loss in seven of the last nine quarters, used $228.1 million of cash in operating activities in fiscal 2005, and had an accumulated deficit of $630.7 million at the end of the first quarter of 2006.

•	Our ability to resume vendor credit and accounts receivable collection. Immediately prior and subsequent to our Chapter 11 filing, many of our vendors withdrew credit terms and required cash on delivery or in advance of order shipments. In August 2005, we entered into a Court-approved settlement that allows us to pay certain pre-petition claims of our vendors in return for resumption of vendor credit programs, among other things. Our current belief that our liquidity and capital resources will be sufficient to maintain our operations during the bankruptcy proceedings is partially based upon the assumption that a significant number of vendors will participate in this program. If fewer vendors elect to participate in this program, we will not achieve the positive impact on our liquidity that we seek from this program, and our liquidity will be adversely affected.

•	Our ability to respond to any further unexpected developments that require the use of a substantial amount of our liquidity. Hurricanes, our operating losses and our vendor credit terms have substantially reduced our liquidity and, therefore, our flexibility to respond to any unexpected developments.

•	Our ability to operate pursuant to the terms of the DIP Credit Facility.

•	Our ability to obtain Court approval with respect to various motions filed from time to time in the Chapter 11 proceedings.

•	Our ability to achieve remaining key elements of our 2005 Restructure Plan, including rejection of unsold facilities’ leases and appropriate alignment of administrative expenses to the resulting organization.

•	Our ability to develop, confirm and consummate a plan or plans of reorganization. Although we currently believe we will be able to consummate a plan of reorganization by the Court-specified deadline, our ability to do so is dependant on a number of factors, including our ability to complete a business plan, our ability to obtain approval by our creditors, our ability to obtain financing for such a plan, the Court’s approval of a disclosure statement related to the plan and the Court’s confirmation of the plan.

•	Risks associated with third parties seeking and obtaining Court approval to terminate or shorten the period in which we have the exclusive right to file plans of reorganization (or third parties opposing our motions to extend such period), modify or terminate the automatic stay, appoint a Chapter 11 trustee, or convert the cases to Chapter 7 cases.

•	Other potential adverse impacts of the Chapter 11 cases on our liquidity and results of operations.

•	Our ability to maintain contracts that are critical to our operations.

•	Our ability to attract and retain customers.

•	Our ability to attract, motivate and retain key executives and associates.

•	Potential adverse publicity.

We have experienced a disruption to our business as a result of Hurricane Katrina. We face a number of risks associated with recovery from the hurricane, including but not limited to the following:

•	Our ability to collect on our insurance coverage for damage resulting from Hurricane Katrina. Our ability to collect on our insurance is subject to the solvency of our insurance carriers, their approval of our claims and the timing of claims processing and payment, among other items.

•	Our ability to re-open stores impacted by Hurricane Katrina. Our ability to re-open stores depends on a number of factors, including but not limited to: the restoration of local and regional infrastructure such as utilities, transportation and other public services; our ability to obtain services and materials for repair; the amounts and timing of payments under our insurance coverage; our ability to finance the necessary repairs; and competitive conditions in particular markets.

•	Future sales levels in our stores in the New Orleans market. Sales and profitability of stores located in the New Orleans region may be negatively affected in the long term by the ability of local, regional and federal authorities to restore infrastructure, such as utilities, transportation and other public services, and the displacement of the population in the affected neighborhoods.

In addition, we face a number of risks with respect to our continuing business operations, including but not limited to the following:

•	Our ability to increase sales and market share, particularly considering that we have experienced over two years of sustained sales declines. Our identical-store sales continued to deteriorate in the first quarter of fiscal 2006. Reversing this trend and ultimately improving identical-store sales is important to our execution of a successful business plan.

•	Our ability to increase capital expenditures in the future to invest in our store base and other capital projects. In the first quarter of fiscal 2006 our capital expenditures were $4.9 million. The current projection for capital spending in the fiscal 2006 is approximately $86.6 million, which provides for only limited new store development and store remodeling activity. Stores in need of remodeling are at risk of continued sales erosion, particularly when they compete with newer or better-maintained competitor facilities. Management believes an acceleration of our major remodeling activity (at a cost of approximately $1.5 million per store) will be necessary in the future. Absent new sources of financing, funds for future capital investments must come from existing financing sources and future cash flows from continuing operations, which must also fund losses from continuing and discontinued operations, reorganization items, other non-operating expenses and, pending receipt of insurance proceeds, repairs of damage from hurricanes.

•	Our response to the entry of new competitors into our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitor store openings in our markets have had a significant negative effect on sales in recent years. We will need to enhance our competitive rebuttal program to achieve enhanced identical-store sales in the future.

•	Our ability to reduce the level of operating losses experienced in recent years. Management implemented sales initiatives in the third and fourth quarters of fiscal 2005 that increased sales in the targeted departments. However, overall sales continued to decline and we continued to incur operating losses. We are implementing additional sales initiatives in fiscal 2006. There can be no assurance that these initiatives will be effective. If we were to conclude that we are unable to maintain sufficient liquidity to finance our operations during the Chapter 11 proceedings, we would expect to further downsize the organization and reduce operating and administrative expenses, defer capital investment, defer marketing and other programs, seek alternative financing and take other necessary actions.

•	Our ability to upgrade our information systems and successfully implement new technology and business processes. In particular, many of these processes involve certain categories of product, pricing of products, and the communication of data to and from our stores, and are supported by “legacy” technology applications that should be replaced with more current integrated technology solutions. Until we replace these legacy applications, we may be limited in our ability to implement improved business processes. In order to compete effectively in our markets, we believe we must upgrade applications for inventory management and in-store receiving as well as address other technology needs to support current and future business operations effectively. In addition, we are in the process of conducting business continuity and IT recovery planning which will be ongoing through fiscal 2006 and fiscal 2007; until this planning is completed and implemented, our ability to recover from a natural or other disaster impacting our headquarters offices will be adversely impacted.

•	Our ability to implement improved customer service programs, particularly to enhance product offerings and assortment and customer service in our stores. Effective procurement operations are necessary to achieve many aspects of improved customer service, including high in-stock levels, product assortments that meet consumer demands and store offerings tailored to local tastes. Consistent execution of our retail operations plan throughout our store base and customer acceptance of these improvements is also necessary.

•	Our ability to implement effective pricing and promotional programs. If sales continue to decline, we will need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our ability to reserve appropriately for self-insurance liabilities due to the variability of such factors as claims experience, medical inflation, legislative changes, jury verdicts and the effects of the Chapter 11 proceedings.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and our products. Food safety and quality issues could involve expense and damage to our brand names.

•	Our ability to resolve certain alleged class action lawsuits successfully.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution or retailing, including environmental regulations.

•	General economic conditions in our operating regions, especially in the Gulf region affected by Hurricane Katrina, which may result in changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that characterize the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit costs, such as health care and pension expenses.

•	Changes in accounting standards, taxation requirements and bankruptcy laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 21, 2005, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to our DIP Credit Facility, which is a variable-rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with a disclosure review committee appointed by the CEO, have evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 21, 2005. Based on such evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 21, 2005 solely due to the following material weakness in internal control over financial reporting, with respect to accounting for multi-year incentive contracts.

As of June 29, 2005, the Company did not have appropriate policies and procedures in place to review terms in multi-year incentive contracts in order to determine the proper application of generally accepted accounting principles. As a result of the deficiency, the Company recorded an adjustment in the fourth quarter of fiscal 2005 for prior year errors made in the application of generally accepted accounting principles as it relates to multi-year contracts with incentive provisions. The Company is implementing a change in policies and procedures to correct the material weakness. Specifically, for multi-year contract incentives, management is implementing improved accounting policies and procedures that will include proper identification and review by appropriate accounting personnel of the underlying terms of the multi-year contract incentives and the related application of generally accepted accounting principles. The evaluation of the effectiveness of our initial control over financial reporting for fiscal year 2005 that identified this material weakness was completed early in the second quarter of fiscal 2006. As a result, management was unable to begin remediation of the material weakness until the second quarter of fiscal 2006. Management is confident that this material weakness will be remediated by the end of the second quarter of fiscal 2006.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 21, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to September 21, 2005, we began the remedial actions described above.

Part II - Other Information

Item 1. Legal Proceedings

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Condensed Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company. The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company’s business. The rights of and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of Winn-Dixie stock receiving no value for their interests and holders of unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proceedings Under Chapter 11 of the Bankruptcy Code” for additional information.

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

WINN-DIXIE STORES, INC.

Date: December 7, 2005	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: December 7, 2005	/S/ D. MICHAEL BYRUM
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