Form 10-Q
period 2006-01-11
WINN DIXIE STORES INC
filed 2006-02-17
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 11, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 8, 2006, there were 141,882,883 shares outstanding of the registrant’s common stock, par value $1.00 per share.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 16 Weeks Ended
	January 11, 2006	January 12, 2005
Amounts in thousands except per share data

Net sales	$2,396,336	2,301,137
Cost of sales, including warehouse and delivery expenses	1,789,166	1,681,074

Gross profit on sales	607,170	620,063
Other operating and administrative expenses	649,677	640,323
Impairment charges	1,888	—
Restructuring charges	1,989	1,371

Operating loss	(46,384)	(21,631)
Interest expense, net (contractual interest for 16 weeks ended January 11, 2006 was $11,669)	3,499	10,758

Loss before reorganization items and income taxes	(49,883)	(32,389)
Reorganization items, net gains	(258,333)	—
Income tax expense	—	239,412

Net earnings (loss) from continuing operations	208,450	(271,801)

Discontinued operations:
Loss from discontinued operations	(7,791)	(70,513)
Gain (loss) on disposal of discontinued operations	34,692	(31,521)
Income tax expense	—	25,866

Net earnings (loss) from discontinued operations	26,901	(127,900)

Net income (loss)	$235,351	(399,701)

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$1.48	(1.93)
Net earnings (loss) from discontinued operations	0.19	(0.91)

Basic earnings (loss) per share	$1.67	(2.84)

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$1.44	(1.93)
Net earnings (loss) from discontinued operations	0.19	(0.91)

Diluted earnings (loss) per share	$1.63	(2.84)

Dividends per share	$—	—

Weighted average common shares outstanding - basic	141,155	140,748

Weighted average common shares outstanding - diluted	144,755	140,748

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 28 Weeks Ended
	January 11, 2006	January 12, 2005
Amounts in thousands except per share data

Net sales	$4,071,148	4,037,160
Cost of sales, including warehouse and delivery expenses	3,028,060	2,937,624

Gross profit on sales	1,043,088	1,099,536
Other operating and administrative expenses	1,133,073	1,109,790
Impairment charges	9,890	87,112
Restructuring charges	24,483	84,206

Operating loss	(124,358)	(181,572)
Interest expense, net (contractual interest for 28 weeks ended January 11, 2006 was $22,066)	7,769	18,023

Loss before reorganization items and income taxes	(132,127)	(199,595)
Reorganization items, net gains	(250,114)	—
Income tax expense	—	181,814

Net earnings (loss) from continuing operations	117,987	(381,409)

Discontinued operations:
Loss from discontinued operations	(119,186)	(107,846)
Loss on disposal of discontinued operations	(322,058)	(63,523)
Income tax expense	—	—

Net loss from discontinued operations	(441,244)	(171,369)

Cumulative effect of a change in accounting principle (Note 13)	4,583	—

Net loss	$(318,674)	(552,778)

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.84	(2.71)
Net loss from discontinued operations	(3.13)	(1.22)
Cumulative effect of a change in accounting principle	0.03	—

Basic loss per share	$(2.26)	(3.93)

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.82	(2.71)
Net loss from discontinued operations	(3.08)	(1.22)
Cumulative effect of a change in accounting principle	0.03	—

Diluted loss per share	$(2.23)	(3.93)

Dividends per share	$—	—

Weighted average common shares outstanding - basic	141,107	140,738

Weighted average common shares outstanding - diluted	143,164	140,738

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	January 11, 2006	June 29, 2005
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$81,842	62,141
Marketable securities	13,254	19,656
Trade and other receivables, less allowance for doubtful accounts of $9,523 ($10,668 at June 29, 2005)	166,098	206,297
Insurance claims receivable	73,187	8,656
Income tax receivable	30,283	30,084
Merchandise inventories, less LIFO reserve of $154,005 ($193,001 at June 29, 2005)	523,778	798,414
Prepaid expenses and other current assets	64,475	82,713

Total current assets	952,917	1,207,961

Property, plant and equipment, net	548,314	663,087
Other assets, net	125,681	116,258

Total assets	$1,626,912	1,987,306

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	223	194
Current obligations under capital leases	4,073	4,849
Accounts payable	246,311	104,169
Reserve for self-insurance liabilities	86,099	78,704
Accrued wages and salaries	77,140	83,759
Accrued rent	32,729	26,837
Accrued expenses	109,258	99,938

Total current liabilities	555,833	398,450

Reserve for self-insurance liabilities	142,527	140,829
Long-term debt	263	396
Long-term borrowings under DIP Credit Facility	40,000	245,003
Obligations under capital leases	5,134	10,637
Other liabilities	17,335	21,421

Total liabilities not subject to compromise	761,092	816,736

Liabilities subject to compromise	1,122,996	1,111,276

Total liabilities	1,884,088	1,928,012

Commitments and contingent liabilities (Notes 1,2,5-8,10,11,14-17) Shareholders’ (deficit) equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued; 141,682,385 and 141,888,648 shares outstanding at January 11, 2006 and June 29, 2005, respectively.	141,682	141,889
Additional paid-in-capital	32,087	32,452
Accumulated deficit	(395,388)	(76,714)
Accumulated other comprehensive loss	(35,557)	(38,333)

Total shareholders’ (deficit) equity	(257,176)	59,294

Total liabilities and shareholders’ (deficit) equity	$1,626,912	1,987,306

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands	For the 28 Weeks Ended
	January 11, 2006	January 12, 2005
Cash flows from operating activities:
Net loss	$(318,674)	(552,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sales of assets, net	(57,503)	(16,221)
Reorganization items, net gains	(250,114)	—
Depreciation and amortization	62,939	81,225
Impairment charges	11,126	101,096
Deferred income taxes	—	237,647
Stock compensation plans	(1,934)	8,179
Change in operating assets and liabilities:
Trade and other receivables	(18,629)	(16,590)
Merchandise inventories	274,636	20,815
Prepaid expenses and other current assets	13,656	(8,460)
Accounts payable	61,184	(101,067)
Lease liability on closed facilities	127,602	102,632
Income taxes payable/receivable	699	(6,445)
Defined benefit plan	(900)	950
Reserve for self-insurance liabilities	2,137	3,874
Other accrued expenses	261,363	14,500

Net cash provided by (used in) operating activities before reorganization items	167,588	(130,643)

Cash effect of reorganization items	(33,204)	—

Net cash provided by (used in) operating activities	134,384	(130,643)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,394)	(84,069)
Decrease (increase) in investments and other assets	4,978	(17,624)
Proceeds from sales of assets	92,005	55,838
Purchases of marketable securities	(4,479)	(9,815)
Sales of marketable securties	10,492	9,997
Other	646	(554)

Net cash provided by (used in) investing activities	91,248	(46,227)

Cash flows from financing activities:
Gross borrowings on DIP Credit Facility	692,507	—
Gross payments on DIP Credit Facility	(897,510)	—
Gross borrowings on revolving credit facility	—	550,000
Gross payments on revolving credit facility	—	(397,000)
Principal payments on long-term debt	(104)	(189)
Debt issuance costs	(721)	(380)
Principal payments on capital lease obligations	(898)	(1,356)
Other	795	564

Net cash (used in) provided by financing activities	(205,931)	151,639

Increase (decrease) in cash and cash equivalents	19,701	(25,231)
Cash and cash equivalents at beginning of year	62,141	56,818

Cash and cash equivalents at end of period	$81,842	31,587

Supplemental cash flow information:
Interest paid	$7,073	15,870
Interest and dividends received	$1,111	352
Income taxes refunded	$672	49,404

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

Prior to filing, the Company experienced net losses and as of the end of the second quarter of fiscal 2005 reported a significant decline in liquidity. Following this announcement and subsequent downgrades from the major debt rating agencies, the Company experienced a tightening of trade credit by many of its vendors and its primary bank eliminated its incoming and outgoing Automated Clearing House float, both of which further reduced its liquidity. The Company therefore decided to seek judicial reorganization under Chapter 11.

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

The Company has in place a Court-approved $800.0 million debtors-in-possession credit facility (the “DIP Credit Facility”) to supplement its cash flow during the reorganization process (see Note 8).

In August 2005, the Court issued an order that allows claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the order. Participating vendors are required to return the Company to payment terms in place prior to filing, or 20 days, whichever is less. In addition, certain pre-petition vendor receivables have been settled and post-petition vendor receivables are being paid more promptly. As each vendor agrees to participate in the reclamation settlement process, the vendor’s reclamation claims are reclassified from liabilities subject to compromise to accounts payable (see Note 7).

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

Since the Petition Date, the Company received Court approval to reject leases related to approximately 420 facilities and other executory contracts of various types. The Company is reviewing all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of such leases to March 20, 2006. The Company expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on its financial statements as subject to compromise to post-petition liabilities. The Company also expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with any degree of certainty. The Company has incurred, and will continue to incur, significant costs associated with the reorganization (see Note 12).

The Company filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as of the Petition Date as shown on its books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Court established a general deadline of August 1, 2005 for the filing of proofs of claim. The Company provided notice of the bar date in accordance with and as required by the Court order. Differences between amounts scheduled by the Debtors and claims filed by creditors are being investigated and resolved in connection with a claims resolution and objection process. In light of the number of creditors, the Company expects that it will take considerable time to complete this process. Accordingly, the ultimate number and amount of allowed claims are not presently known and, because the settlement terms of these claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently estimable.

The Office of the United States Trustee (the “Trustee”) appointed an unsecured creditors’ committee (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

assurance that the Creditors’ Committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements with the Creditors’ Committee could protract the bankruptcy proceedings, could negatively affect the Company’s ability to operate during bankruptcy and could delay or prevent its emergence from bankruptcy.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date (the “Exclusivity Period”). In December 2005, the Court approved a third extension of the Exclusivity Period to March 20, 2006. If the Debtors do not file a plan of reorganization and the Exclusivity Period is not further extended, other parties in interest will be permitted to file a plan after March 20, 2006. There can be no assurance that, if requested, the Court will further extend the Exclusivity Period, that a plan of reorganization will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. The Company then has until May 22, 2006 to solicit acceptances of the plan of reorganization, following which the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met.

An official committee of equity security holders (the “Equity Committee”) was appointed by the Trustee in August 2005 to represent the interests of the Company’s shareholders in the Chapter 11 proceedings. On January 11, 2006, the Trustee disbanded the Equity Committee, which subsequently petitioned the Court for reinstatement. The Equity Committee’s motion for reinstatement remains pending before the Court. Although the Company supported the creation of the Equity Committee at the time of its appointment, the Company recently concluded that the Trustee’s disbandment of the Equity Committee is appropriate in light of current information. The information the Company considered includes the Company’s financial statements and recently completed confidential business plan. While the Company believes the business plan shows that it will be able to reorganize successfully, it also makes it relatively clear that there is no substantial likelihood of a meaningful recovery for existing shareholders under a plan of reorganization. Ultimately, the value of the Company’s common stock, if any, will be determined upon the confirmation of a plan of reorganization. The Company’s objective is to negotiate a plan of reorganization that maximizes recoveries for all constituencies, including existing shareholders.

Under the priority scheme established by the Bankruptcy Code, generally post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

proceedings to each of these constituencies. While the Company believes its business plan shows that it will be able to reorganize successfully, it also believes that there is no substantial likelihood of a meaningful recovery for existing shareholders under a plan of reorganization. A plan of reorganization could also result in holders of the Company’s unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of the Company’s common stock and unsecured debt is highly speculative.

2.	Liquidity

The Condensed Consolidated Financial Statements of the Company were prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business. Due to the Chapter 11 filings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the Condensed Consolidated Financial Statements do not include all necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies or (c) the effect of any changes that may be made in connection with the Company’s capitalization or operations as a result of a plan of reorganization. Because of the ongoing nature of the Chapter 11 cases, the discussions and Condensed Consolidated Financial Statements contained herein are subject to material uncertainties.

A number of factors have negatively affected the Company’s liquidity and may affect its ability to continue as a going concern. These factors include, but are not limited to: 1) past operating performance, evidenced by a net loss in seven of the last ten quarters and operating cash usage of $228.1 million in fiscal 2005; 2) the Company currently operates as debtors-in-possession under Chapter 11 of the Bankruptcy Code; 3) reduced liquidity due to a disruption in normal vendor relationships immediately prior to and subsequent to the Petition Date, which included both the withdrawal of vendor credit and significant delays in payments from vendors for allowances due the Company. As of January 11, 2006, the Company had $219.9 million of available liquidity, consistent with expectations. Such amount was comprised of $166.9 million of borrowing availability under the DIP Credit Facility and $53.0 million of cash equivalents.

Management is addressing these concerns by seeking: 1) continued improvement in operating results through merchandising, retail operating and marketing plans to increase sales and gross margin, and to reduce inventory shrink and other operating and administrative expenses; 2) to submit and seek approval of a plan of reorganization within the Exclusivity Period; and 3) continued vendor credit and accounts receivable collection. If additional sources of liquidity are needed, such liquidity may come from the sale or closure of additional stores or other asset sales (which require Court approval while the Company operates under Chapter 11), further reduction in other operating and administrative expenses, deferral of

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

capital investment, deferral of marketing and other programs, alternative sources of financing and other necessary actions. Long-term liquidity will require further improvement to operating results, the provision of additional capital and/or a reduction in other operating and administrative expenses. There can be no assurance that management’s plans to provide adequate liquidity will be successful. The accompanying financial statements do not contain any adjustments that might result if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies and Other Matters

The Company: The Company, a major food retailer, operated 574 stores in five states in the southeastern United States and The Bahamas at January 11, 2006, which excludes eleven stores that remain closed due to Hurricane Katrina. In support of its stores, the Company had seven distribution centers and three manufacturing operations at that date.

Basis of Consolidation: The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated except Bahamas Supermarkets Limited, which is approximately 78% owned by W-D Bahamas Limited. Significant intercompany accounts and transactions are eliminated in consolidation.

Business Reporting Segments: The Company determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. All sales are to customers within the United States and The Bahamas. All assets are located within the United States and The Bahamas. For all periods reported in the Condensed Consolidated Statements of Operations, Bahamian sales and assets represented less than 2% of the Company’s net sales from continuing operations and assets. Net sales from continuing operations primarily relate to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, floral and photography departments comprised less than 10% of retail sales for all periods reported in the Condensed Consolidated Statements of Operations.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The Company cannot determine future events and their effects with certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial calculations. The Company constantly reviews these significant factors and makes adjustments when appropriate. The Company modified certain assumptions and projections since the Petition Date due to the Chapter 11 filings.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Basis of Presentation: The Condensed Consolidated Financial Statements are prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business (see Note 2). The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

In accordance with Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” pre-petition liabilities subject to compromise are segregated in the Condensed Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items in the Condensed Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 and 28 weeks ended January 11, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2006.

The balance sheet as of June 29, 2005 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the fiscal year ended June 29, 2005 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern and an emphasis of a matter paragraph regarding the effect of Hurricane Katrina on the Company.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2005.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

cost plus accrued interest, which approximates fair value. As of January 11, 2006, cash consisted of cash in stores and ATMs of $8.1 million and operating cash of $73.7 million, compared to $11.5 million and $50.6 million, respectively, as of June 29, 2005. As of January 11, 2006 and June 29, 2005, $2.0 million and $0, respectively, of cash overdrafts were reclassified to accounts payable.

Marketable Securities: Marketable securities consist principally of fixed-income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effects, are excluded from operations and reported in accumulated other comprehensive loss until realized. A decline in the fair value of an available-for-sale security below cost that is deemed to be other than temporary is charged to operations, establishing a new cost basis for the security. The Company has had no such declines in the fair value of an available-for-sale security. Realized gains and losses are included in operations and calculated using the specific identification method to determine the cost of securities sold. These securities are pledged as collateral for certain letters of credit (see Note 8).

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to quantity discounts and merchandising agreements, and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. The dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers, as of both January 11, 2006 and June 29, 2005. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items that have similar characteristics.

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

Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Interest costs on construction projects are capitalized as part of the costs of the newly constructed facilities. Depreciation and amortization are provided over the estimated useful lives by the straight-line method for financial statement purposes. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from three to ten years. Distribution and manufacturing equipment depreciation is based on lives varying from five to ten years. Amortization of improvements to leased premises is based on the terms of the leases or the estimated useful lives of the improvements, whichever is less.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company compares the carrying amount of the asset to the net undiscounted cash flows that it expects the asset to generate to identify potentially impaired assets. An impairment loss is recorded for the excess of the carrying amount over the fair value of the impaired asset. Fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques. The Company adjusts the value of owned property and equipment associated with closed stores to reflect recoverable values based on its prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions or changes in operating performance significantly affect the Company’s judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Changes in these factors could cause the Company to recognize a material impairment charge.

Goodwill: Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company determined that it is contained within one reporting unit and, as such, tests impairment at the company level. All goodwill was fully impaired as of June 29, 2005 (see Note 5).

Deferred Rent: The Company recognizes rent holidays, including the period that it has access to a property for construction of buildings or improvements, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the lease.

Income Taxes: The Company recognizes deferred tax assets and liabilities for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company adjusts the valuation allowance against its net deferred tax assets based upon management’s assessment of the likelihood of realization of such assets in the future; such adjustments may be material. Although the Company believes that the estimates and judgments used to prepare its various tax returns are reasonable and appropriate, such returns are subject to audit by the respective tax authorities. Actual results upon audit may result in material gains or losses.

Self-Insurance: The Company self-insures for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability and property losses, as well as employee medical coverage. Insurance coverage is generally obtained for

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. Liabilities are determined using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same lines in the Condensed Consolidated Statements of Operations in which the losses are recorded and are based on management’s best estimate of amounts due from insurance providers.

The Company’s accruals for insurance reserves reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of the Chapter 11 filings. Unanticipated changes in these factors may materially affect the Condensed Consolidated Financial Statements.

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, using a discount rate based upon a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income, changes in costs and recomputation of liabilities based upon a statutory formula when the Court approves rejection of a lease under the Bankruptcy Code. All adjustments are recorded in the period in which the changes become known. Closed facility liabilities are paid over the remaining lease terms unless rejected under the provisions of the Bankruptcy Code. Facility closings are generally completed within one year after the decision to close.

Due to the Company’s Chapter 11 filings, certain estimates for facility closing liabilities are now calculated based on a statutory formula; however, management makes significant judgments to estimate the claims of lessors for items other than rent, including taxes, utilities, insurance, etc. The Company’s ability to obtain agreements with lessors to terminate leases or assign leases to third parties will materially affect its current estimates.

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

Promotional allowances are recognized based upon the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, the Company recognizes allowances when it meets the performance criteria or upon the expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred and reported in other liabilities until earned. Quantity discounts and payments under merchandising agreements are recognized when specified purchase or sales volume levels are achieved and are typically not received in advance. The amounts due the Company under such agreements are reported in trade and other receivables.

To the extent that any of the foregoing forms of rebates are attributable to the pre-petition period, vendors may seek to apply amounts due the Company to any pre-petition liabilities owing such vendors through setoff or recoupment.

Earnings (Loss) Per Share: Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all stock options, issuance of unvested restricted stock and conversion of restricted stock units, subject to anti-dilution limitations. Diluted earnings per share included the following common stock equivalents: for the 16 weeks ended January 11, 2006, no stock options, approximately 700,000 shares of unvested restricted stock and approximately 2.9 million unvested restricted stock units; for the 28 weeks ended January 11, 2006, no stock options, approximately 400,000 shares of unvested restricted stock and approximately 1.7 million unvested restricted stock units; for both the 16 and 28 weeks ended January 12, 2005, no common stock equivalents of any type. Diluted earnings (loss) per share excluded approximately 4.0 million and 10.6 million anti-dilutive common stock equivalents for the periods ended January 11, 2006 and January 12, 2005, respectively. The Company believes that when proposed, its plan of reorganization will likely result in cancellation of the existing shares of common stock,

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

options to purchase common stock, restricted stock, and restricted stock units and that there is no substantial likelihood of a meaningful recovery for existing holders of such securities under a plan of reorganization.

Comprehensive Income (Loss): Comprehensive income (loss) differs from net income (loss) as shown on the Condensed Consolidated Statements of Operations due to unrealized changes in the fair values of marketable securities and additional minimum pension liability adjustments. These items are excluded from operations and are instead recorded to accumulated other comprehensive loss, a component of shareholders’ (deficit) equity. Comprehensive income for the 16 weeks ended January 11, 2006 was $237.3 million, or $1.64 per diluted share, compared to comprehensive loss of $407.6 million, or $2.90 per diluted share, for the 16 weeks ended January 12, 2005. Comprehensive loss for the 28 weeks ended January 11, 2006 was $315.9 million, or $2.21 per diluted share, compared to comprehensive loss of $560.8 million, or $3.98 per diluted share, for the 28 weeks ended January 12, 2005.

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which the Company adopted effective June 30, 2005.

Reclassifications and Revisions: The results of operations were reclassified to present most locations included in the 2005 Restructure Plan as discontinued operations (see Note 14). Certain other prior year amounts may have been reclassified to conform to the current year’s presentation.

4.	LIFO

The Company recorded a net LIFO (charge) benefit of ($1.6) million and $6.7 million for the 16 weeks ended January 11, 2006 and January 12, 2005, respectively, and $39.0 million and $5.2 million for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively, due primarily to liquidations of LIFO inventory layers caused by certain inventory quantity reductions.

If the FIFO method of inventory valuation had been used, reported net income would have been $1.6 million, or $0.01 per diluted share, higher for the 16 weeks ended January 11, 2006 and reported net loss would have been $6.7 million, or $0.05 per diluted share, higher for the 16 weeks ended January 12, 2005, respectively, and reported net loss would have been $39.0 million, or $0.27 per diluted share, and $5.2 million, or $0.03 per diluted share, higher for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

For the 28 weeks ended January 11, 2006, $41.8 million of the net LIFO inventory benefit recognized was a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 29, 2005, caused by the exit of stores and three distribution centers included in the 2005 Restructure Plan (see Note 14). Of this amount, $36.3 million was classified as a component of loss on disposal of discontinued operations for the 28 weeks ended January 11, 2006, with the remainder included in cost of sales for continuing operations.

Of the net LIFO inventory benefit recognized for the 16 and 28 weeks ended January 12, 2005, $6.7 million was a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 30, 2004, caused by the exit of stores and a distribution center included in the 2004 Restructure Plan (see Note 14). This amount was classified as a component of loss on disposal of discontinued operations, with the remainder included in cost of sales for continuing operations.

An actual valuation of inventory under the LIFO method can be made only as of the end of each fiscal year based on the inventory levels and costs as of that date. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuations.

5.	Impairment Charges

Impairment charges related to the following:

	For the 16 weeks ended		For the 28 weeks ended
	Jan. 11, 2006	Jan. 12, 2005	Jan. 11, 2006	Jan. 12, 2005
Store facilities - continuing operations	$1,888	—	3,889	—
Distribution centers	—	—	5,696	—
Information technology projects	—	—	305	—
Goodwill	—	—	—	87,112

Total, continuing operations	1,888	—	9,890	87,112
Loss from discontinued operations	—	8,654	1,236	13,984

Total impairment charges	$1,888	8,654	11,126	101,096

During fiscal 2006 and 2005, the Company estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above except goodwill.

Due to a substantial, other than temporary decline in the Company’s market capitalization in the first quarter of fiscal 2005, it performed an impairment review of goodwill and

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions. The goodwill impairment charge was calculated as the difference between: (a) the implied fair value of the Company less the fair value of the net assets and (b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

6.	Income Taxes

The Company recognized no tax benefit or expense during fiscal 2006 due to the maintenance of a full valuation allowance against its net deferred tax assets, as further discussed below.

The Company evaluated the future realization of its net deferred tax assets during the 16 weeks ended January 12, 2005. As a result of cumulative losses experienced to that point in fiscal 2005 and in the prior two fiscal years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, the Company determined that it was more likely than not that its net deferred tax assets will not be realized. As a result, a full valuation allowance of $314.4 million was recognized against the Company’s net deferred tax assets.

The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. Earnings or losses will not be tax-effected until the realization of future tax benefits can be reasonably assured.

As a result of an Internal Revenue Service audit of fiscal years 2000 through 2002, the Company was assessed $49.0 million in taxes and penalties during the third quarter of fiscal 2005. The Company filed a protest and believes it is probable that its position will be sustained. No amount in respect of this matter has been accrued.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Liabilities Subject to Compromise

The components of liabilities subject to compromise consisted of:

	Jan. 11, 2006	June 29, 2005
Senior notes, including accrued interest	$310,540	310,540
Accounts payable	300,619	381,576
Lease liability on closed facilities and accrued rent	48,398	94,493
Claims from rejected leases	266,234	100,908
Non-qualified retirement plans	116,725	117,246
General liability claims	64,639	71,595
Other liabilities	15,841	34,918

Liabilities subject to compromise	$1,122,996	1,111,276

As discussed in Note 1, in August 2005 the Court issued an order authorizing payment of reclamation claims of vendors that participate in the reclamation settlement process, as described in the order. Through January 11, 2006, $74.0 million of such claims were reclassified from liabilities subject to compromise to accounts payable, which was partially offset by reclassification of the associated vendor receivables. These net claims are being paid in nine equal monthly installments beginning the later of September 30, 2005 or the last day of the month in which the vendor agrees to participate in the reclamation settlement process.

As discussed in Note 11, the Company received Court approval to reject leases related to 260 facilities during the 28 weeks ended January 11, 2006, which increased claims from rejected leases by $165.3 million compared to such balance as of June 29, 2005.

8.	Debt

	Jan. 11, 2006	June 29, 2005
$800.0 million DIP Credit Facility	$40,000	245,003
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments	486	590
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	340,486	545,593
Less amounts subject to compromise	(300,000)	(300,000)
Less current portion	(223)	(194)

Long-term portion	$40,263	245,399

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 6, 2005), the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005) and the third amendment to the DIP Credit Facility dated January 31, 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2006). The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

On March 31, 2005, the DIP Credit Facility was amended and $40.0 million of the outstanding borrowing on the revolving line portion was converted to a term loan, for which all material terms are consistent with the other portions of the facility. On July 29, 2005, the DIP Credit Facility was again amended to establish a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow the Company to sell or liquidate certain locations (see Note 14). On January 31, 2006, the DIP Credit Facility was again amended, modifying the method of calculating the EBITDA covenant.

At the Company’s option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of January 11, 2006, interest rates on outstanding borrowings ranged from 6.1% to 8.1%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing borrowing availability. As of January 11, 2006, the Company was in compliance with the above covenants. In addition, certain covenants substantially restrict the Company’s ability to pay dividends.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Borrowing availability was $166.9 million as of January 11, 2006, as summarized below:

January 11, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $243,466, including $218,135 related to outstanding letters of credit)	$306,889
Outstanding borrowings	(40,000)

Excess Availability	266,889
Limitation on Excess Availability	(100,000)

Borrowing availability	$166,889

As shown in the table above, availability under the DIP Credit Facility is determined net of Reserves, which are subject to revision by the Agent under the DIP Credit Facility to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

The Debtors’ obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Facility, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) February 23, 2007, (b) the effective date of any confirmed plan of reorganization or (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility.

Including the revolving loan balance and the term loan, the outstanding borrowings on the DIP Credit Facility were $40.0 million and $245.0 million as of January 11, 2006 and June 29, 2005, respectively. The average and peak borrowings on the facility during the 16 weeks ended January 11, 2006 were $47.2 million and $70.4 million, respectively.

As of January 11, 2006, letters of credit totaling $220.0 million were issued under the DIP Credit Facility. An additional $11.3 million of letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $13.3 million as of January 11, 2006. Substantially all outstanding letters of credit related to workers’ compensation programs.

In addition to the DIP Credit Facility, the Company has $300.0 million of outstanding senior notes that bear interest at 8.875% per annum (the “Notes”). The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

ability of the creditors to enforce their rights is stayed as a result of the Chapter 11 filings and such rights are subject to the applicable provisions of the Bankruptcy Code. While operating under Chapter 11, the Company is prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

9.	Interest Expense

The components of interest expense, net, for continuing operations consisted of the following:

	For the 16 weeks ended		For the 28 weeks ended
	Jan. 11, 2006	Jan. 12, 2005	Jan. 11, 2006	Jan. 12, 2005
Interest expense	$4,112	11,780	$8,786	19,678
Capitalized interest	(31)	(713)	(93)	(1,002)
Interest income	(582)	(309)	(924)	(653)

Interest expense, net	$3,499	10,758	$7,769	18,023

In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise, which includes the Notes. Interest at the stated contractual amount that was not accrued for this reason was $8.2 million and $14.3 million for the 16 and 28 weeks ended January 11, 2006, respectively.

10.	Retirement Plans

Defined Benefit and Retiree Medical Plans

The Company has a management security plan, which is a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provides retirement and death benefits to certain executives and other members of management. Effective July 1, 2003, the eligibility criteria were modified to limit the number of active participants in the plan. The plan is a non-funded contributory plan. As of the Petition Date, no additional benefits will be credited and associate contributions ceased. A liability of $100.5 million and $101.4 million related to the Defined Benefit Plan was included in liabilities subject to compromise as of January 11, 2006 and June 29, 2005, respectively.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The components of expense for the Defined Benefit Plan and Retiree Medical Plan consisted of the following:

	Defined Benefit Plan		Retiree Medical Plan
	For the 16 weeks ended		For the 16 weeks ended
	Jan. 11, 2006	Jan. 12, 2005	Jan. 11, 2006	Jan. 12, 2005
Service cost	$—	219	—	—
Interest cost	1,412	1,271	328	372
Amortization of prior service cost	—	—	642	643
Recognized net actuarial loss	1,252	164	—	—
Participant contributions	—	(17)	—	—

Net periodic benefit expense	$2,664	1,637	970	1,015

	Defined Benefit Plan		Retiree Medical Plan
	For the 28 weeks ended		For the 28 weeks ended
	Jan. 11, 2006	Jan. 12, 2005	Jan. 11, 2006	Jan. 12, 2005
Service cost	$—	383	—	—
Interest cost	2,471	2,224	574	652
Amortization of prior service cost	—	—	1,124	1,124
Recognized net actuarial loss	2,191	287	—	—
Participant contributions	—	(25)	—	—

Net periodic benefit expense	$4,662	2,869	1,698	1,776

Supplemental Retirement Plan

The Company has a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. As of the Petition Date, contributions from associates were suspended, and are expected to remain suspended through the pendency of the Chapter 11 cases. A liability of $16.3 million and $15.9 million related to this plan was included in liabilities subject to compromise as of January 11, 2006 and June 29, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

11.	Leases

Open Facilities

Substantially all of the Company’s store facilities are leased. The Company also leases certain manufacturing, distribution and administrative facilities, as well as equipment and vehicles. A majority of the Company’s lease obligations relate to real properties with remaining terms that generally range from less than one year to 20 years, usually with renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

Subleased facilities

The Company is contingently liable for leases assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under an assigned lease if an assignee is unable to fulfill such lease obligations. Due to the wide distribution of assignments among third parties and the remedies available to the Company during the Chapter 11 proceedings, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

Lease Commitments

The scheduled maturities of the Company’s operating leases have materially changed since June 29, 2005 due to lease rejections, as discussed below. Future contractual minimum lease payments, for both facilities and equipment, under operating leases that have remaining terms in excess of one year as of January 11, 2006 were as follows: remaining due in fiscal 2006, $116.4 million; due in fiscal 2007, $249.9 million; due in fiscal 2008, $233.9 million; due in fiscal 2009, $219.2 million; due in fiscal 2010, $205.7 million; due thereafter, $1.25 billion. Such amounts exclude leases rejected with Court approval on or before January 11, 2006, and will be reduced by any additional lease rejections.

Closed facilities

The lease liability on closed facilities is included in liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Lease payments extend into fiscal 2025 pursuant to the terms of the lease agreements.

The following summarizes the changes in the lease liability on closed facilities:

	Total	2005 Restructure	2004 Restructure	2000 Restructure	Other
Balance as of June 29, 2005	$62,382	—	30,751	23,194	8,437
Additions/adjustments	416,469	418,706	(4,599)	925	1,437
Utilization	(17,037)	(12,817)	(1,375)	(1,540)	(1,305)
Adjustments due to lease rejections	(437,157)	(397,088)	(24,377)	(14,308)	(1,384)

Balance as of January 11, 2006	$24,657	8,801	400	8,271	7,185

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs. The balance as of January 11, 2006 and June 29, 2005 excludes $266.2 million and $100.9 million, respectively, of lease rejection claims that are included in liabilities subject to compromise.

The Company is reviewing all of its executory contracts, including its real property leases on both open and closed facilities, to determine which contracts will be rejected as allowed under the Bankruptcy Code. During the 16 and 28 weeks ended January 11, 2006, the Company received Court approval to reject leases related to 248 and 260 facilities, respectively. Approval of further lease rejections and/or closure of additional facilities will result in revisions of the lease liability on closed facilities and recognition of additional gains or losses. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of leases to March 20, 2006. The ultimate amount of allowed claims related to rejected leases, as well as the timing and amount of any payments, will be determined by the Chapter 11 proceedings.

Upon Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code. Adjustments due to lease rejections during the 16 and 28 weeks ended January 11, 2006 totaled $424.2 million and $437.2 million, respectively. Based upon the computation of the estimated maximum amount of allowable claims using the statutory formula provided in the Bankruptcy Code, the offsetting claim liability recorded during the 16 and 28 weeks ended January 11, 2006 was $160.2 million and $165.3 million, respectively, which is also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual of $264.0 million and $271.8 million during the 16 and 28 weeks ended January 11, 2006, respectively, is included in the Condensed Consolidated Statement of Operations as a component of reorganization items.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

12.	Reorganization Items, net

Reorganization items, net, represents amounts incurred subsequent to the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and was comprised of the following:

	For the 16 weeks ended Jan. 11, 2006	For the 28 weeks ended Jan. 11, 2006
Professional fees	$9,399	23,491
Lease rejections	(263,999)	(271,831)
Employee costs	2,128	3,844
General liability claims	(6,945)	(6,945)
Other	1,084	1,327

Reorganization items, net gains	$(258,333)	(250,114)

Expenses for professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. Payments for professional fees and retainers were $17.3 million and $28.4 million during the 16 and 28 weeks ended January 11, 2006, respectively.

The Company rejected leases related to 248 and 260 facilities during the 16 and 28 weeks ended January 11, 2006, respectively. The liability previously recorded for these leases was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based upon the statutory limits in §502(b)(6) of the Bankruptcy Code. The Company recognized non-cash income due to the rejections of these leases and this limitation. The Company may reject additional leases in the future, which may result in recognition of material gains or losses.

For both the 16 and 28 weeks ended January 11, 2006, the Company recorded non-cash income of $6.9 million, reducing the previously recorded liability for general liability claims for which the potential claimants did not file a proof of claim by the Court-established bar date.

Employee costs related to the Company’s key employee retention plan. Under this plan, certain key associates, including executive officers, are eligible for retention incentives. The key associates are classified into different bands based on their level of responsibility and role within the Company. The amount of retention incentive is based on a key associate’s band and base salary at the time the incentive is determined. The incentive is payable in installments, contingent upon continued employment through the payment dates.

13.	Share-Based Payments

Effective June 30, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. Previously, the Company expensed share-based payments as permitted under SFAS 123, “Accounting for Stock-Based Compensation.” The financial statements as of and for periods ended prior to June 30, 2005 were not restated to reflect adoption of SFAS 123R.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The primary effects of the adoption of SFAS 123R were on the annual financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires the Company to estimate forfeitures for unvested awards at the grant date, while SFAS 123 had permitted the Company to record forfeitures only upon occurrence. Upon adoption of SFAS 123R, the Company recognized a cumulative effect of a change in accounting principle that increased net income for the 28 weeks ended January 11, 2006 by $4.6 million, or $0.03 per diluted share. The income tax expense of the cumulative effect was offset by a tax benefit, due to a related change in the Company’s deferred tax assets and valuation allowance; thus, the Company recorded no net tax impact upon adoption of SFAS 123R.

14.	Discontinued Operations and Restructuring

In evaluating whether elements of its restructuring plans qualify for discontinued operations classification, the Company considers each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to the Company’s ongoing operations and cash inflows of nearby Company stores are not expected to increase significantly as a result of the exit, the results of operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are treated as discontinued operations only if the Company determines that the related cash flows will not be significant to its ongoing operations. Costs incurred to dispose of a location are included in loss on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as restructuring costs.

2005 Restructure Plan

On June 21, 2005, the Company announced a plan (the “2005 Restructure Plan”) to exit 326 stores and three distribution centers in an effort to focus on the Company’s strongest stores and markets. The Company plans to continue to operate two of its dairies and its Chek beverage operation, but has closed all other manufacturing operations.

Court approval was obtained to sell the store assets and transfer leasehold interests, where appropriate, as well as to sell equipment at the distribution centers and certain manufacturing operations. As of January 11, 2006, all planned store, distribution center and manufacturing operation closures were complete.

Results of operations related to the 326 stores and two of the three distribution centers were classified as discontinued operations. The Company determined that the closure of the manufacturing operations and one of the three distribution centers did not eliminate the cash flows for similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company has restructured its field and administrative support staff to support the configuration of the retail business. Due primarily to implementation of the 2005 Restructure Plan, the number of store and support associates was reduced by approximately 24,000 during the 28 weeks ended January 11, 2006.

2004 Restructure Plan

In April 2004, the Company’s Board of Directors approved a plan (the “2004 Restructure Plan”) to exit 156 stores and three distribution centers. The Company also specified six manufacturing operations to be exited. These actions were substantially completed by the end of fiscal 2005. All costs related to these plans have been expensed and paid except for certain lease liabilities (see Note 11).

Results of operations related to the 156 stores and one distribution center were classified as discontinued operations. The Company determined that the closure of the other two distribution centers and the manufacturing operations did not eliminate the cash flows for warehousing and similar manufactured goods, respectively, and thus the results of those facilities were reported in continuing operations.

Financial information

The following tables reflect the restructuring expenses and change in accruals during fiscal 2006. All expenses incurred during fiscal 2006 related to the 2005 Restructure Plan.

16 weeks ended Jan. 11, 2006:
	Restructuring	(Gain) loss on Disposal	Total
Gain on sale/retirement, net	$(7,804)	(5,298)	$(13,102)
Lease termination costs	5,935	(24,776)	(18,841)
Employee termination costs	2,050	(5,373)	(3,323)
Other location closing costs	1,808	755	2,563

Total expense (gain)	$1,989	(34,692)	$(32,703)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

28 weeks ended Jan. 11, 2006:
	Restructuring	(Gain) loss on Disposal	Total
Gain on sale/retirement, net	$(8,007)	(48,839)	$(56,846)
LIFO liquidation	—	(36,322)	(36,322)
Lease termination costs	25,278	364,793	390,071
Employee termination costs	4,891	21,389	26,280
Other location closing costs	2,321	21,037	23,358

Total expense	$24,483	322,058	$346,541

Change in accruals:	Employee termination costs	Other location closing costs	Total
Balance at June 29, 2005	$—	—	$—
Additions	31,979	11,527	43,506
Utilizations	(21,979)	(5,698)	(27,677)
Adjustments	(7,992)	(1,936)	(9,928)

Balance at January 11, 2006	$2,008	3,893	$5,901

The liability for lease termination costs was $8.8 million as of January 11, 2006 (see Note 11).

As of January 11, 2006, anticipated activities related to the 2005 Restructure Plan were substantially complete. Through that date, the Company incurred $382.8 million related to the 2005 Restructure Plan, including employee termination costs, lease termination costs, and other location closing costs, but excluding a $36.3 million benefit from LIFO liquidations. The Company anticipates that prior to June 28, 2006, several lease terminations and asset sales of facilities included in the plan will be completed, reducing the total cost of the plan.

Accruals for severance and employee termination costs are included in accrued wages and salaries in the Condensed Consolidated Balance Sheets, while accruals for other closing costs are included in accrued liabilities. See Note 11 regarding lease termination costs.

Net sales related to discontinued operations totaled $0 and $878.9 million for the 16 weeks ended January 11, 2006 and January 12, 2005, respectively, and $332.8 million and $1.64 billion for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The net book value of assets related to the 2005 and 2004 Restructure Plans that the Company does not have Court approval to sell as of January 11, 2006 totaled $30.2 million and is included in other assets.

15.	Hurricane Insurance Recoveries

The Company’s insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, as well as business interruption losses. The Company’s insurance policies contain a $10.0 million annual windstorm and $5.0 million annual flood insurance deductible. Once annual windstorm losses exceed the $10.0 million deductible, each additional windstorm requires an additional $0.5 million deductible. As more fully described in prior filings with the Securities and Exchange Commission (“the SEC”), the Company incurred losses and damage due to hurricanes in fiscal 2006, particularly Hurricanes Katrina and Wilma. The Company expects to be fully covered for these losses. Expenditures to repair damage and replenish inventory, however, are generally required in advance of the receipt of insurance proceeds, which will negatively affect liquidity. As of January 11, 2006, the Company had received advances totaling $15.5 million on its claims for the fiscal 2006 storms, and had recorded an additional receivable of $73.2 million.

During fiscal 2005, four hurricanes caused damage and losses in much of the Company’s operating area. Due to insurance recoveries in excess of out-of-pocket costs, the Company recognized no significant impact to cost of sales or operating and administrative expenses from these storms. During the 28 weeks ended January 11, 2006, the Company settled substantially all of its claims related to the fiscal 2005 storms and received a payment of $14.5 million.

16.	Commitments and Contingencies

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Condensed Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company. The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

their effect on the Company’s business. The rights of and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. While the Company believes its business plan shows that it will be able to reorganize successfully, it also believes that there is no substantial likelihood of a meaningful recovery for existing shareholders under a plan of reorganization. A plan of reorganization could also result in holders of the Company’s unsecured debt receiving less, and potentially substantially less, than payment in full for their claims (see Note 1).

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filings, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. In the event that any claims alleged in these lawsuits are sustained against the Company, the claims will be treated in the Company’s Chapter 11 case, and to the extent any such claims are subject to the provisions of 11 U.S.C. §510(b), such claims will be subordinated to other claims against the Company.

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

17.	Guarantor Subsidiaries

During 2001, the Company filed a registration statement with the SEC to authorize the issuance of up to $1.0 billion in debt securities. Under the terms of its Notes, which were issued under the registration statement, the Company is not currently permitted to issue any additional debt securities under the registration statement. The debt securities issued under the registration statement are jointly and severally, fully and unconditionally guaranteed by substantially all operating subsidiaries of the Company. The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries was as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

16 Weeks ended January 11, 2006
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,542,451	853,885	—	2,396,336
Cost of sales	1,147,971	641,195	—	1,789,166

Gross profit on sales	394,480	212,690	—	607,170
Other operating & administrative expenses	444,150	205,527	—	649,677
Impairment charges	(3,814)	5,702	—	1,888
Restructuring (gains) charges	(8,661)	10,650	—	1,989

Operating loss	(37,195)	(9,189)	—	(46,384)
Equity in earnings of consolidated subsidiaries	244,338	—	(244,338)	—
Interest expense, net	3,485	14	—	3,499

Earnings (loss) before reorganization items and income taxes	203,658	(9,203)	(244,338)	(49,883)
Reorganization items, net gains	(22,037)	(236,296)	—	(258,333)

Earnings from continuing operations	225,695	227,093	(244,338)	208,450
Net earnings from discontinued operations	9,656	17,245	—	26,901

Net income	$235,351	244,338	(244,338)	235,351

16 Weeks ended January 12, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,407,134	894,003	—	2,301,137
Cost of sales	1,029,743	651,331	—	1,681,074

Gross profit on sales	377,391	242,672	—	620,063
Other operating & administrative expenses	393,796	246,527	—	640,323
Restructuring (gains) charges	(341)	1,712	—	1,371

Operating loss	(16,064)	(5,567)	—	(21,631)
Equity in losses of consolidated subsidiaries	(284,219)	—	284,219	—
Interest expense, net	10,734	24	—	10,758

Loss before income taxes	(311,017)	(5,591)	284,219	(32,389)
Income tax expense	74,408	165,004	—	239,412

Loss from continuing operations	(385,425)	(170,595)	284,219	(271,801)
Net loss from discontinued operations	(14,276)	(113,624)	—	(127,900)

Net loss	$(399,701)	(284,219)	284,219	(399,701)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

28 Weeks ended January 11, 2006
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,631,095	1,440,053	—	4,071,148
Cost of sales	1,968,688	1,059,372	—	3,028,060

Gross profit on sales	662,407	380,681	—	1,043,088
Other operating & administrative expenses	776,190	356,883	—	1,133,073
Impairment charges	4,181	5,709	—	9,890
Restructuring (gains) charges	(7,441)	31,924	—	24,483

Operating loss	(110,523)	(13,835)	—	(124,358)
Equity in losses of consolidated subsidiaries	(120,132)	—	120,132	—
Interest expense, net	7,744	25	—	7,769

Loss before reorganization items and income taxes	(238,399)	(13,860)	120,132	(132,127)
Reorganization items, net gains	(13,818)	(236,296)	—	(250,114)

(Loss) earnings from continuing operations	(224,581)	222,436	120,132	117,987
Net loss from discontinued operations	(98,676)	(342,568)	—	(441,244)
Cumulative effect of a change in accounting principle	4,583	—	—	4,583

Net loss	$(318,674)	(120,132)	120,132	(318,674)

28 Weeks ended January 12, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,478,222	1,558,938	—	4,037,160
Cost of sales	1,804,883	1,132,741	—	2,937,624

Gross profit on sales	673,339	426,197	—	1,099,536
Other operating & administrative expenses	635,125	474,665	—	1,109,790
Impairment charges	87,112	—	—	87,112
Restructuring charges	708	83,498	—	84,206

Operating loss	(49,606)	(131,966)	—	(181,572)
Equity in losses of consolidated subsidiaries	(406,668)	—	406,668	—
Interest expense, net	18,008	15	—	18,023

Loss before income taxes	(474,282)	(131,981)	406,668	(199,595)
Income tax expense	58,038	123,776	—	181,814

Loss from continuing operations	(532,320)	(255,757)	406,668	(381,409)
Net loss from discontinued operations	(20,458)	(150,911)	—	(171,369)

Net loss	$(552,778)	(406,668)	406,668	(552,778)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

January 11, 2006
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$149,912	16,186	—	166,098
Merchandise inventories, net	260,858	262,920	—	523,778
Other current assets	188,344	74,697	—	263,041

Total current assets	599,114	353,803	—	952,917
Property, plant and equipment, net	311,841	236,473	—	548,314
Other assets, net	109,970	15,711	—	125,681
Investments in and advances to/from subsidiaries	(287,370)	—	287,370	—

Total assets	$733,555	605,987	287,370	1,626,912

Accounts payable	$83,927	162,384	—	246,311
Other current liabilities	206,301	103,221	—	309,522

Total current liabilities	290,228	265,605	—	555,833
Long-term debt & DIP Credit Facility	40,263	—	—	40,263
Other non-current liabilities	100,525	64,471	—	164,996

Total liabilities not subject to compromise	431,016	330,076	—	761,092
Liabilities subject to compromise	559,715	563,281	—	1,122,996
Common stock of $1 par value	141,682	6,334	(6,334)	141,682
Accumulated deficit and other shareholders’ equity	(398,858)	(293,704)	293,704	(398,858)

Total liabilities and shareholders’ deficit	$733,555	605,987	287,370	1,626,912

June 29, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$158,700	47,597	—	206,297
Merchandise inventories, net	315,916	482,498	—	798,414
Other current assets	152,562	50,688	—	203,250

Total current assets	627,178	580,783	—	1,207,961
Property, plant and equipment, net	341,886	321,201	—	663,087
Other assets, net	98,666	17,592	—	116,258
Investments in and advances to/from subsidiaries	205,559	—	(205,559)	—

Total assets	$1,273,289	919,576	(205,559)	1,987,306

Accounts payable	$7,137	97,032	—	104,169
Other current liabilities	155,080	139,201	—	294,281

Total current liabilities	162,217	236,233	—	398,450
Long-term debt	245,399	—	—	245,399
Other non-current liabilities	103,477	69,410	—	172,887

Total liabilities not subject to compromise	511,093	305,643	—	816,736
Liabilities subject to compromise	702,902	408,374	—	1,111,276
Common stock of $1 par value	141,889	6,334	(6,334)	141,889
Accumulated deficit and other shareholders’ equity	(82,595)	199,225	(199,225)	(82,595)

Total liabilities and shareholders’ equity	$1,273,289	919,576	(205,559)	1,987,306

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the 28 weeks ended January 11, 2006
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) in operating activities	$147,522	(13,138)	—	134,384

Purchases of property, plant and equipment, net	(9,841)	(2,553)	—	(12,394)
Proceeds from sales of assets	14,915	77,090	—	92,005
Decrease in other assets	205,700	298,866	(492,929)	11,637

Net cash provided by investing activities	210,774	373,403	(492,929)	91,248

Gross borrowings on DIP Credit Facility	692,507	—	—	692,507
Gross payments on DIP Credit Facility	(897,510)	—	—	(897,510)
Principal payments on long-term debt	(104)	—	—	(104)
Other	(120,228)	(373,525)	492,929	(824)

Net cash used in financing activities	(325,335)	(373,525)	492,929	(205,931)

Increase (decrease) in cash and cash equivalents	32,961	(13,260)	—	19,701
Cash and cash equivalents at beginning of the year	41,330	20,811	—	62,141

Cash and cash equivalents at end of the period	$74,291	7,551	—	81,842

For the 28 weeks ended January 12, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$220,348	(350,991)	—	(130,643)

Purchases of property, plant and equipment, net	(33,711)	(50,358)	—	(84,069)
Proceeds from sales of assets	—	55,838	—	55,838
Increase (decrease) in other assets	123,623	43,819	(185,438)	(17,996)

Net cash provided by (used in) investing activities	89,912	49,299	(185,438)	(46,227)

Gross borrowings on revolving credit facility	550,000	—	—	550,000
Gross payments on revolving credit facility	(397,000)	—	—	(397,000)
Principal payments on long-term debt	(189)	—	—	(189)
Other	(97,353)	(89,257)	185,438	(1,172)

Net cash provided by (used in) financing activities	55,458	(89,257)	185,438	151,639

Increase (decrease) in cash and cash equivalents	365,718	(390,949)	—	(25,231)
Cash and cash equivalents at beginning of the year	49,909	6,909	—	56,818

Cash and cash equivalents at end of the period	$415,627	(384,040)	—	31,587

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

We are using the Chapter 11 reorganization process to take action to improve our operations and financial performance and strengthen our business. On June 21, 2005, we announced a plan (the “2005 Restructure Plan”) to exit 326 stores and three distribution centers in an effort to focus on our strongest stores and markets. Court approval was obtained to sell the store assets and transfer leasehold interests, where appropriate, as well as to sell equipment at the distribution centers and certain manufacturing operations. As of January 11, 2006, all planned store, distribution center and manufacturing operation closures were complete (see “Discontinued Operations and Restructuring”). We plan to continue to operate two of our dairies and our Chek beverage operation, but have closed all other manufacturing operations.

See Item 1 “Financial Statements” Note 1 “Proceedings under Chapter 11 of the Bankruptcy Code” for more information.

Overview

For the 16 weeks ended January 11, 2006, both our net sales and identical store sales increased significantly as compared to the same period in the prior fiscal year, though our gross profit margin was down compared to the same period in the prior fiscal year. Other operating and administrative expenses increased slightly over the previous year, primarily the result of increased investment in retail payroll, partially offset by reductions in other administrative expenses. Total availability, which includes borrowing availability and operating cash, increased slightly throughout the quarter. As of January 11, 2006, we had no amount outstanding on the revolving loan balance, $40.0 million outstanding on our fixed term loan and total liquidity of $219.9 million.

We are implementing various initiatives throughout the remainder of fiscal 2006 intended to maintain our positive sales trends while improving our gross profit margin. We have made substantial progress in our reorganization efforts to-date, as evidenced by the near completion of the asset sales, store closings and lease rejections included in the 2005 Restructure Plan, the vendor reclamation settlement, and the progress made on development of a plan of reorganization. Our current belief is that we will be able to achieve approval of a plan of reorganization and emerge from bankruptcy during the summer of 2006.

See “Results of Operations” and “Liquidity and Capital Resources” below for further information.

Results of Operations

Continuing Operations

Net sales. Net sales for the 16 weeks ended January 11, 2006 were $2.4 billion, an increase of $95.2 million, or 4.1%, compared to the same period in the prior fiscal year. Net sales for the 28 weeks ended January 11, 2006 were $4.1 billion, an increase of $34.0 million, or 0.8%, compared to the same period in the prior fiscal year. Net sales from continuing operations primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, floral and photography departments comprised less than 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales for continuing operations stores include store enlargements, and exclude the sales from stores that opened or closed during the period, among which are eleven stores that remain closed due to Hurricane Katrina. Identical store sales increased 7.3% and 3.3%, respectively, for the 16 weeks and 28 weeks ended January 11, 2006 compared to the same periods in the prior fiscal year. Identical sales increased throughout the Company; however, areas significantly impacted by the aftereffects of Hurricanes Katrina and Wilma reported substantially greater increases in identical store sales, because of few open competitor stores and restaurants, the influx of relief and construction workers to the areas, increased federal and private assistance to local residents and, along the Gulf Coast, population shifts to Baton Rouge and other less-affected areas. The Company-wide increase for the 16 weeks ended January 11, 2006 is due to improved average sales per customer visit, as well as a higher number of customer visits. For the 28 weeks then ended, the increase is due to improved average sales per customer visit, offset by a slight decrease in the number of customer visits.

We believe that competition remains a key factor that negatively affects our identical store sales, particularly upon opening of a new competitor store. Our competitive rebuttal program uses targeted promotions, prior to and during selected competitor store openings, in an effort to drive sales and customer traffic and thus maintain market share. This strategy has mitigated the impact of such openings that occurred in the 16 weeks ended January 11, 2006 compared to those that occurred in prior quarters. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to affect our identical store sales negatively. In addition, our total sales growth will continue to be negatively affected by our projected low level of Company store openings and remodelings.

Gross Profit on Sales. Gross profit on sales decreased $12.9 million and $56.4 million for the 16 and 28 weeks ended January 11, 2006, respectively, compared to the same periods in the prior fiscal year. As a percentage of sales, gross margin was 25.3% and 26.9% for the 16 weeks ended January 11, 2006 and January 12, 2005, respectively, and 25.6% and 27.2% for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively.

The 160 basis point gross margin decline for the 16 weeks ended January 11, 2006 resulted from several different factors. Pricing and promotional programs, particularly in the produce and meat departments, that occurred in fiscal 2006 but not in fiscal 2005 accounted for 103 basis points of the decrease in gross margin. Another 66 basis points of the decrease was attributable to reduced vendor allowances and cash discounts, primarily because many vendors have shifted from slotting fees to promotional programs that are tied to sales volumes. Decreased sales of certain products that we manufacture accounted for an additional 40 basis points of the decline. Inventory shrink as a percentage of sales improved, however, offsetting the negative factors by 33 basis points, as did other minor positive factors.

The 160 basis point gross margin decline for the 28 weeks ended January 11, 2006 was substantially due to the same factors as the decline for the 16 weeks ended January 11, 2006. Pricing and promotional programs accounted for 79 basis points of the decline, with an additional 58 basis points due to vendor allowances and cash discounts and 33 basis points due to manufacturing, which were somewhat offset by minor positive factors. Inventory shrink had no significant effect on the decline in gross margin for the 28 weeks ended January 11, 2006.

Other Operating and Administrative Expenses. Other operating and administrative expenses for the 16 and 28 weeks ended January 11, 2006 increased by $9.4 million and $23.3 million, respectively, compared to the same periods in the prior fiscal year. As a percentage of sales, other operating and administrative expenses was 27.1% and 27.8% for the 16 weeks ended January 11, 2006 and January 12, 2005, respectively, and 27.8% and 27.5% for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively.

The increase in other operating and administrative expenses for the 16 weeks ended January 11, 2006 as compared to the prior year was due to increases in salaries and other employee-related costs of $24.2 million due primarily to an investment in retail labor hours in our efforts to improve customer service, which was partially offset by decreases in administrative areas. We also incurred $4.5 million of additional utility costs due to rate increases. These factors were partially offset by a decrease of $6.9 million in professional fees that were unrelated to the restructure or bankruptcy. We also recognized a gain of $2.2 million upon sale of certain facilities that did not meet the criteria to be classified as discontinued operations. Certain prior year items did not recur in the current year, including $9.7 million related to the severance of our former CEO. Other increases and decreases in the components of this expense substantially offset.

The increase in other operating and administrative expenses for the 28 weeks ended January 11, 2006 as compared to the prior year was due to increases in salaries and other employee-related costs of $31.8 million due to an investment in retail labor hours in our efforts to improve customer service, which was partially offset by decreases in administrative areas. We also incurred $8.0 million of additional utility costs due to rate increases, $5.8 million in increased insurance costs and $4.1 million in increased promotional expenses. These factors were partially offset by a decrease of $12.3 million in professional fees that were unrelated to the restructure or bankruptcy. Certain prior year items did not recur in the current year, including $9.7 million related to the severance of our former CEO. Other increases and decreases in the components of this expense substantially offset.

Impairment Charges. Impairment charges related to the following (in thousands):

	For the 16 weeks ended		For the 28 weeks ended
	Jan. 11, 2006	Jan. 12, 2005	Jan. 11, 2006	Jan. 12, 2005
Store facilities - continuing operations	$1,888	—	3,889	—
Distribution centers	—	—	5,696	—
Information technology projects	—	—	305	—
Goodwill	—	—	—	87,112

Total, continuing operations	1,888	—	9,890	87,112
Loss from discontinued operations	—	8,654	1,236	13,984

Total impairment charges	$1,888	8,654	11,126	101,096

During fiscal 2006 and 2005, we estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above except goodwill.

Due to a substantial, other than temporary decline in our market capitalization in the first quarter of fiscal 2005, we performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions.

Reorganization Items, net. Reorganization items, net, represents amounts incurred subsequent to the Petition Date as a direct result of our Chapter 11 filings, and was comprised of the following (in thousands):

	For the 16 weeks ended	For the 28 weeks ended
	Jan. 11, 2006	Jan. 11, 2006
Professional fees	$9,399	23,491
Lease rejections	(263,999)	(271,831)
Employee costs	2,128	3,844
General liability claims	(6,945)	(6,945)
Other	1,084	1,327

Reorganization items, net gains	$(258,333)	(250,114)

Expenses for professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. Payments for professional fees and retainers were $17.3 million and $28.4 million during the 16 and 28 weeks ended January 11, 2006, respectively.

We rejected leases related to 248 and 260 facilities during the 16 and 28 weeks ended January 11, 2006. The liability previously recorded for these leases was reversed, and an estimate of claims to be filed due to the rejections was recorded as a liability subject to compromise, based upon the statutory limits in §502(b)(6) of the Bankruptcy Code. We recognized non-cash income due to the rejections of these leases and this limitation. We may reject additional leases in the future, which may result in recognition of material gains or losses.

For both the 16 and 28 weeks ended January 11, 2006, we recorded non-cash income of $6.9 million, reducing the previously recorded liability for general liability claims for which the potential claimants did not file a proof of claim by the Court-established bar date.

Employee costs relate to our key employee retention plan. Under this plan, certain key associates, including executive officers, are eligible for retention incentives. The key associates are classified into different bands based on their level of responsibility and role within the Company. The amount of retention incentive is based on a key associate’s band and base salary at the time the incentive is determined. The incentive is payable in installments, contingent upon continued employment through the payment dates.

Interest Expense, net. Interest expense is primarily interest on long-term and short-term debt and capital leases. Net interest expense was $3.5 million and $10.8 million for the 16 weeks ended January 11, 2006 and January 12, 2005, respectively, and $7.8 million and $18.0 million for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively. Interest expense for the 16 and 28 weeks ended January 11, 2006 decreased compared to the same periods in the prior year primarily due to contractual interest that was not charged to operations in fiscal 2006. In accordance with SOP 90-7, as of the Petition Date we ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise, which includes our Notes. Interest at the stated contractual amount that was not accrued for this reason was $8.2 million and $14.3 million for the 16 and 28 weeks ended January 11, 2006, respectively. These decreases were somewhat offset by increased debt issue costs and increased interest on our credit facilities due to higher interest rates in fiscal 2006.

Income Taxes. We recognized no tax benefit or expense during fiscal 2006 due to the maintenance of a full valuation allowance against our net deferred tax assets, as further discussed below.

We evaluated the future realization of our net deferred tax assets during the 16 weeks ended January 12, 2005. As a result of cumulative losses experienced to that point in fiscal 2005 and in the prior two fiscal years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, we determined that it was more likely than not that our net deferred tax assets will not be realized. As a result, we recognized a full valuation allowance of $314.4 million against our net deferred tax assets.

As a result of an Internal Revenue Service audit of fiscal years 2000 through 2002, we were assessed $49.0 million in taxes and penalties during the third quarter of fiscal 2005. We filed a protest and believe it is probable that our position will be sustained. No amount in respect of this matter has been accrued.

Net Earnings (Loss) From Continuing Operations. Net earnings from continuing operations was $208.5 million, or $1.44 per diluted share, compared to net loss of $271.8 million, or $1.93 per diluted share, for the 16 weeks ended January 11, 2006 and January 12, 2005, respectively, for the reasons discussed above. Net earnings from continuing operations was $118.0 million, or $0.82 per diluted share, compared to net loss of $381.4 million, or $2.71 per diluted share, for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively, for the reasons discussed above.

Hurricane Losses and Insurance Recoveries

Our insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, as well as business interruption losses. Our insurance policies contain a $10.0 million annual windstorm and $5.0 million annual flood insurance deductible. Once annual windstorm losses exceed the $10.0 million deductible, each additional wind storm requires an additional $0.5 million deductible. As more fully described in prior filings with the SEC, we incurred losses and damage due to hurricanes in fiscal 2006, particularly Hurricanes Katrina and Wilma. We expect to be fully covered for these losses. Expenditures to repair damage and replenish inventory, however, are generally required in advance of the receipt of insurance proceeds, which will negatively affect liquidity. As of January 11, 2006, we had received advances totaling $15.5 million on our insurance claims for the fiscal 2006 storms, and had recorded an additional receivable of $73.2 million.

During fiscal 2005, four hurricanes caused damage and losses in much of our operating area. Due to insurance recoveries in excess of out-of-pocket costs, we recognized no significant impact to cost of sales or operating and administrative expenses from these storms. During the 28 weeks ended January 11, 2006, we settled substantially all of our claims related to the fiscal 2005 storms and received a payment of $14.5 million.

Share-Based Payments

Effective June 30, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective application transition method. Previously, we expensed share-based payments as permitted under SFAS 123, “Accounting for Stock-Based Compensation.”

The primary effects of the adoption of SFAS 123R were on the annual financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires that we estimate forfeitures for unvested awards at the grant date, while SFAS 123 had permitted us to record forfeitures only upon occurrence. Upon adoption of SFAS 123R, we recognized a cumulative effect of a change in accounting principle that increased net income by $4.6 million, or $0.03 per diluted share. The income tax expense of the cumulative effect was offset by a tax benefit, due to a related change in our deferred tax assets and valuation allowance; thus, we recorded no net tax impact upon adoption of SFAS 123R.

Discontinued Operations and Restructuring

In evaluating whether elements of our restructuring plans qualify for discontinued operations classification, we consider each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to our ongoing operations and cash inflows of our nearby stores are not expected to increase significantly as a result of the exit, the results of operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are treated as discontinued operations only if we determine that the related cash flows will not be significant to our ongoing operations. Costs incurred to dispose of a location are included in loss on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as restructuring costs.

2005 Restructure Plan

On June 21, 2005, we announced our 2005 Restructure Plan, to exit 326 stores and three distribution centers in an effort to focus on our strongest stores and markets. We plan to continue to operate two of our dairies and our Chek beverage operation, but have closed all other manufacturing operations.

Court approval was obtained to sell the store assets and transfer leasehold interests, where appropriate, as well as to sell equipment at the distribution centers and certain manufacturing operations. As of January 11, 2006, all planned store, distribution center and manufacturing operation closures were complete.

Results of operations related to the 326 stores and two of the three distribution centers were classified as discontinued operations. We determined that the closure of the manufacturing operations and one of the three distribution centers did not eliminate the cash flows for similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations.

We have restructured our field and administrative support staff to support the configuration of the retail business. Due primarily to implementation of the 2005 Restructure Plan, the number of store and support associates was reduced by approximately 24,000 during the 28 weeks ended January 11, 2006.

2004 Restructure Plan

In April 2004, our Board of Directors approved a plan (the “2004 Restructure Plan”) to exit 156 stores and three distribution centers. We also specified six manufacturing operations to be exited. These actions were substantially completed by the end of fiscal 2005. All costs related to these plans have been expensed and paid except for certain lease liabilities.

Results of operations related to the 156 stores and one distribution center were classified as discontinued operations. We determined that the closure of the other two distribution centers and the manufacturing operations did not eliminate the cash flows for warehousing and similar manufactured goods, respectively, and thus the results of operations of those facilities were reported in continuing operations.

Financial information

The following tables reflect the restructuring expenses and change in accruals during fiscal 2006. All expenses incurred during fiscal 2006 related to the 2005 Restructure Plan.

16 weeks ended Jan. 11, 2006:

	Restructuring	(Gain) loss on Disposal	Total
Gain on sale/retirement, net	$(7,804)	(5,298)	$(13,102)
Lease termination costs	5,935	(24,776)	(18,841)
Employee termination costs	2,050	(5,373)	(3,323)
Other location closing costs	1,808	755	2,563

Total expense (gain)	$1,989	(34,692)	$(32,703)

28 weeks ended Jan. 11, 2006:

	Restructuring	(Gain) loss on Disposal	Total
Gain on sale/retirement, net	$(8,007)	(48,839)	$(56,846)
LIFO liquidation	—	(36,322)	(36,322)
Lease termination costs	25,278	364,793	390,071
Employee termination costs	4,891	21,389	26,280
Other location closing costs	2,321	21,037	23,358

Total expense	$24,483	322,058	$346,541

Change in accruals:

	Employee termination costs	Other location closing costs	Total
Balance at June 29, 2005	$—	—	$—
Additions	31,979	11,527	43,506
Utilizations	(21,979)	(5,698)	(27,677)
Adjustments	(7,992)	(1,936)	(9,928)

Balance at January 11, 2006	$2,008	3,893	$5,901

The liability for lease termination costs was $8.8 million as of January 11, 2006 and is included in liabilities subject to compromise.

As of January 11, 2006, anticipated activities related to the 2005 Restructure Plan were substantially complete. Through that date, we incurred $382.8 million related to the 2005 Restructure Plan, including employee termination costs, lease termination costs, and other location closing costs, but excluding a $36.3 million benefit from LIFO liquidations. We anticipate that prior to June 28, 2006, several lease terminations and asset sales of facilities included in the plan will be completed, reducing the total cost of the plan.

Net sales related to discontinued operations totaled $0 and $878.9 million for the 16 weeks ended January 11, 2006 and January 12, 2005, respectively, and $332.8 million and $1.64 billion for the 28 weeks ended January 11, 2006 and January 12, 2005, respectively.

The net book value of assets related to the 2005 and 2004 Restructure Plans that we do not have Court approval to sell as of January 11, 2006 totaled $30.2 million and is included in other assets.

Liquidity and Capital Resources

Summary

As of January 11, 2006, we had $219.9 million of available liquidity, consistent with our expectations. Such amount was comprised of $166.9 million of borrowing availability under the DIP Credit Facility and $53.0 million of cash equivalents. Based on continued achievement of our fiscal 2006 operating plan, we currently believe that our liquidity and capital resources will be sufficient to maintain our operations at planned levels through the end of fiscal 2006. As of January 11, 2006, our ability to maintain sufficient liquidity is contingent upon, among other things: continued improvement in operating results, vendor credit and accounts receivable collection, operating within the requirements of the DIP Credit Facility and timely collection on our insurance coverage for losses that resulted from hurricanes. Our projections reflect stable availability during the second half of fiscal 2006; however, long-term liquidity will require further improvement to operating results, the provision of additional capital and/or a reduction in other operating and administrative expenses. These factors, as well as other risks and uncertainties that could cause our actual results and financial condition to differ from our expectations, are described in the section “Forward-Looking Statements” below.

The Condensed Consolidated Financial Statements included in this Form 10-Q were prepared on a “going concern” basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business. A number of factors may negatively affect our ability to continue as a going concern, as described above. We are addressing these concerns by seeking: 1) continued improvement in operating results through merchandising, retail operating and marketing plans to increase sales and gross margin, and to reduce inventory shrink and operating and administrative expenses; 2) to submit and seek approval of a plan of reorganization within the Exclusivity Period; and 3) continued vendor credit and accounts receivable collection. If additional sources of liquidity are needed, such liquidity may come from the sale or closure of additional stores or other asset sales (which require Court approval while we operate under Chapter 11), further reduction in other operating and administrative expenses, deferral of capital investment, deferral of marketing and other programs, alternative sources of financing and other necessary actions.

DIP Credit Facility and Senior Notes

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2005), the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005) and the third amendment to the DIP Credit Facility dated January 31, 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2006). The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

On March 31, 2005, the DIP Credit Facility was amended and $40.0 million of the outstanding borrowing on the revolving line portion was converted to a term loan, for which all material terms are consistent with the other portions of the facility. On July 29, 2005, the DIP Credit Facility was again amended to establish a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow us to sell or liquidate certain locations as discussed above in “Discontinued Operations and Restructuring.” On January 31, 2006, the DIP Credit Facility was again amended, modifying the method of calculating the EBITDA covenant.

At our option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of January 11, 2006, interest rates on outstanding borrowings ranged from 6.1% to 8.1%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing our borrowing availability. As of January 11, 2006, we were in compliance with the above covenants. In addition, certain covenants substantially restrict our ability to pay dividends.

Borrowing availability was $166.9 million as of January 11, 2006, as summarized below (amounts in thousands):

January 11, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $243,466, including $218,135 related to outstanding letters of credit)	$306,889
Outstanding borrowings	(40,000)

Excess Availability	266,889
Limitation on Excess Availability	(100,000)

Borrowing availability	$166,889

As shown in the table above, availability under the DIP Credit Facility is determined net of Reserves, which are subject to revision by the Agent under the DIP Credit Facility to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Our obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by us of any of the representations, warranties or covenants made in the DIP Credit Facility, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) February 23, 2007, (b) the effective date of any confirmed plan of reorganization or (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility.

Including the revolving loan balance and the term loan, outstanding borrowings on the DIP Credit Facility were $40.0 million and $245.0 million as of January 11, 2006 and June 29, 2005, respectively. The average and peak borrowings on the facility during the 16 weeks ended January 11, 2006 were $47.2 million and $70.4 million, respectively.

As of January 11, 2006, we had letters of credit totaling $220.0 million issued under the DIP Credit Facility. An additional $11.3 million of letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $13.3 million as of January 11, 2006. Substantially all outstanding letters of credit related to workers’ compensation programs.

In addition to the DIP Credit Facility, we have $300.0 million of outstanding Notes that bear interest at 8.875% per annum. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. See “Contractual Obligations” below for further discussion. While operating under Chapter 11, we are prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. In accordance with SOP 90-7, as of the Petition Date we ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

Historical Cash Flow Data

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data for the 28 weeks ended January 11, 2006 and January 12, 2005 (amounts in thousands):

	2006	2005
Cash provided by (used in):
Operating activities	$134,384	(130,643)
Investing activities	91,248	(46,227)
Financing activities	(205,931)	151,639

Net cash provided by operating activities was $134.4 million for the 28 weeks ended January 11, 2006. This net cash inflow was primarily a result of inventory liquidation sales in the 326 stores closed during the first quarter, partially offset by a year-to-date net operating loss.

Cash provided by investing activities was driven primarily by the receipt of $92.0 million in proceeds from sales of facilities and other assets related to 2005 Restructure Plan. We made capital expenditures of $12.4 million during the 28 weeks ended January 11, 2006.

Cash used in financing activities relates to net payments of approximately $205.0 million on the DIP Credit Facility. Cash received from the sales of facilities and inventory liquidation sales under our 2005 Restructure Plan was used to pay down the loan balance.

Resumption of Vendor Credit and Accounts Receivable Collection

In August 2005, the Court issued an order that allows claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in order. Participating vendors are required to return us to payment terms in place prior to filing, or 20 days, whichever is less. Because a significant number of vendors required us to pay cash in advance for goods, the resumption of trade credit under the reclamation order has resulted in additional liquidity. In addition, certain pre-petition vendor receivables have been settled and post-petition vendor receivables are being paid more promptly. The reclamation claims due to the participating vendors, net of the associated vendor receivables, are being paid in nine equal monthly installments beginning the later of September 30, 2005 or the last day of the month in which the vendor agrees to participate in the reclamation settlement process. Through January 11, 2006, $74.0 million of such claims were reclassified from subject to compromise to accounts payable, which was partially offset by reclassification of the associated vendor receivables. Settlements under the reclamation program began in late August 2005 and will continue through the third quarter of fiscal 2006.

Principal uses of cash

We expect our principal uses of cash for the remainder of fiscal 2006 to be operating expenses; debt service, including both interest payments under the DIP Credit Facility and payments of pre-petition claims in accordance with Court orders; reorganization expenses; as well as capital expenditures, including repairs due to hurricane damage.

Contractual Obligations

The filing of our Chapter 11 cases caused us to default under certain of our direct financial obligations, which may include certain long-term and short-term debt obligations as well as leases. The filing also created an event of default under our Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The filing may have also created an event of default under substantially all of our leases, including leases related to our information technology, as well as store, distribution and manufacturing properties. The ability of the Note holders and lessors to enforce their rights is stayed as a result of the Chapter 11 filings, and such rights are subject to the applicable provisions of the Bankruptcy Code.

The scheduled maturities of our contractual obligations under operating leases have materially changed since June 29, 2005 due to lease rejections, as discussed in “Results of Operations.” Future contractual minimum lease payments, for both facilities and equipment, under operating leases that have remaining terms in excess of one year as of January 11, 2006 were as follows: remaining due in fiscal 2006, $116.4 million; due in fiscal 2007, $249.9 million; due in fiscal 2008, $233.9 million; due in fiscal 2009, $219.2 million; due in fiscal 2010, $205.7 million; due thereafter, $1.25 billion. Such amounts exclude leases rejected with Court approval on or before January 11, 2006 and will be reduced by any additional lease rejections.

Critical Accounting Policies

The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We cannot determine future events and their effects with certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial calculations. We constantly review these significant factors and make adjustments when appropriate. We modified certain assumptions and projections since the Petition Date due to our Chapter 11 filings.

We prepared our financial statements on a going concern basis. The financial statements do not include any adjustments that might result if we are unable to continue as a going concern. In addition, we prepared our financial statements in accordance with SOP 90-7. Pre-petition liabilities subject to compromise are segregated in the Condensed Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items in the Condensed Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows. A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization, or the effect of any operational changes that may be made in the business.

The following is a discussion of our critical accounting policies. These accounting policies are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of inherently uncertain matters. See Item 1 “Financial Statements” Note 3 for further discussion of our accounting policies.

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

Vendor allowances. We receive allowances or rebates from certain vendors in the form of promotional allowances, quantity discounts, payments under merchandising agreements and other allowances that relate to new item introductions, slotting fees, placement of the vendors’ products in premier locations within our stores and temporary price reductions offered to customers. The allowances reduce cost of sales if the product has been sold, or reduce ending inventory if the product has not yet been sold. We use average product turnover rates to estimate the amount of product sold.

We recognize promotional allowances based on the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, we recognize allowances when we meet the performance criteria or upon expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred until earned. Quantity discounts and payments under merchandising agreements are recognized when specified purchase or sales volume levels are achieved and are typically not received in advance.

Self-insurance. We self-insure for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability and property losses, as well as employee medical coverage. We generally obtain insurance coverage for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. We determine our liabilities using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, we record anticipated recoveries in the same lines in the statements of operations in which the losses are recorded, which are based on management’s best estimate of amounts due from our insurance providers.

Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our Chapter 11 filings. Unanticipated changes in these factors may materially affect our financial statements.

Long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We compare the carrying amount of the asset to the net undiscounted cash flows that we expect the asset to generate to identify potentially impaired assets. We record an impairment loss for the excess of the carrying amount over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. We adjust the value of owned property and equipment associated with closed stores to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

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

Lease liability on closed facilities. We expense the costs of closing facilities as incurred. We accrue for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based upon a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income, costs and recomputation of liabilities based upon a statutory formula when the Court approves rejection of a lease under the Bankruptcy Code. All adjustments are recorded in the period in which the changes become known. We pay closed facility liabilities over the remaining lease terms unless rejected under the provisions of the Bankruptcy Code. We generally complete facility closings within one year after the decision to close.

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

Under the priority scheme established by the Bankruptcy Code, generally post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. While we believe our business plan shows that we will be able to reorganize successfully, we also believe that there is no substantial likelihood of a meaningful recovery for existing shareholders under a plan of reorganization. A plan of reorganization could also result in holders of our unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of our common stock and unsecured debt is highly speculative.

There can be no assurance that our Chapter 11 reorganization process will be successful. Risk factors related to our efforts include, but are not limited to, the following:

•	Our ability to continue as a going concern. The report of our independent registered public accounting firm on our fiscal 2005 Consolidated Financial Statements contained an explanatory paragraph stating that those financial statements were prepared on a going concern basis and discussed the factors that affect our liquidity and create substantial doubt as to our ability to continue as a going concern. Our ability to maintain sufficient liquidity to continue as a going concern is contingent upon, among other things, improved operating results and the resumption of vendor credit and accounts receivable collection. In addition, certain of our stores were damaged due to hurricanes, requiring expenditures to repair damage and replenish inventory in advance of the receipt of insurance proceeds, which will negatively affect our liquidity. Our projections reflect stable availability during the second half of 2006; however, long-term liquidity will require further improvement to operating results, the provision of additional capital and/or a reduction in operating and administrative expenses.

•	Our ability to generate positive cash flow from operations. Our current belief that our liquidity and capital resources will be sufficient to maintain our operations through the end of fiscal 2006 is based upon, among other things, achievement of improved operating performance in fiscal 2006. There can be no assurance that we will achieve improved operating performance, particularly considering that we have had a net loss in seven of the last ten quarters, used $228.1 million of cash in operating activities in fiscal 2005 and had an accumulated deficit of $395.4 million as of January 11, 2006.

•	Immediately prior and subsequent to our Chapter 11 filing, many of our vendors withdrew credit terms and required cash on delivery or in advance of order shipments. In August 2005, we entered into a Court-approved settlement that allows us to pay certain pre-petition claims of our vendors in return for resumption of vendor credit programs, among other things. Our current belief that our liquidity and capital resources will be sufficient to maintain our operations during the bankruptcy proceedings is partially based upon the assumption that a significant number of vendors will participate in this program. If fewer vendors elect to participate in this program, we will not achieve the positive impact on our liquidity that we seek from this program, and our liquidity will be adversely affected.

•	Our ability to respond to any further unexpected developments that require the use of a substantial amount of our liquidity. Hurricanes, our operating losses and our vendor credit terms have substantially reduced our liquidity and, therefore, our flexibility to respond to any unexpected developments.

•	Our ability to operate pursuant to the terms of the DIP Credit Facility.

•	Our ability to obtain Court approval with respect to various motions filed from time to time in the Chapter 11 proceedings.

•	Our ability to develop, confirm and consummate a plan or plans of reorganization. Although we currently believe we will be able to consummate a plan of reorganization within the Exclusivity Period, our ability to do so is dependant on a number of factors, including our ability to complete a plan or reorganization, our ability to obtain approval of that plan by our creditors, our ability to obtain financing, if needed, for such a plan, the Court’s approval of a disclosure statement related to the plan and the Court’s confirmation of the plan.

•	Risks associated with third parties seeking and obtaining Court approval to terminate or shorten the Exclusivity Period (or third parties opposing our motions to extend such period), modify or terminate the automatic stay, appoint a Chapter 11 trustee, or convert the cases to Chapter 7 cases.

•	Other potential adverse impacts of the Chapter 11 cases on our liquidity and results of operations.

•	Our ability to maintain contracts that are critical to our operations.

•	Our ability to attract and retain customers.

•	Our ability to attract, motivate and retain key executives and associates.

•	Potential adverse publicity.

We have experienced a disruption to our business as a result of Hurricane Katrina. We face a number of risks associated with recovery from the hurricane, including but not limited to the following:

•	Our ability to collect on our insurance coverage for damage resulting from Hurricane Katrina. Our ability to collect on our insurance is subject to the solvency of our insurance carriers, their approval of our claims and the timing of claims processing and payment, among other items.

•	Our ability to re-open eleven stores that remain closed since Hurricane Katrina. We currently have no timeline for re-opening these stores and any future plans for these stores are dependent on overall plans for the development of New Orleans. There can be no assurance that these stores will re-open in the future and for the 16 and 28 weeks ended January 11, 2006, we have excluded these stores from our identical store sales calculations.

•	Future sales levels in our stores in the New Orleans market. Sales and profitability of stores located in the New Orleans region may be negatively affected in the long term by the ability of local, regional and federal authorities to restore infrastructure, such as utilities, transportation and other public services, and the displacement of the population in the affected neighborhoods.

In addition, we face a number of risks with respect to our continuing business operations, including but not limited to the following:

•	Our ability to increase sales and market share, particularly considering that, until the second quarter of fiscal 2006, we had experienced over two years of sustained sales declines. Our identical-store sales increased during the second quarter of fiscal 2006. Continued improvement of identical-store sales is important to our execution of a successful business plan.

•	Our ability to increase capital expenditures in the future to invest in our store base and other capital projects. In the first two quarters of fiscal 2006, our capital expenditures were $12.4 million. The current projection for capital spending in fiscal 2006 provides for only limited new store development and store remodeling activity. Stores in need of remodeling are at risk of continued sales erosion, particularly when they compete with newer or better-maintained competitor facilities. Management believes an acceleration of our major remodeling activity (at a cost of approximately $1.4 million per store) will be necessary in the future. Absent new sources of financing, funds for future capital investments must come from existing financing sources and future cash flows from continuing operations, which must also fund losses from continuing and discontinued operations, reorganization items, other non-operating expenses and, until insurance proceeds are received, repairs of damage from hurricanes.

•	Our response to the entry of new competitors into our markets, including traditional grocery store openings in our markets and the entry of non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitor store openings in our markets have had a significant negative effect on sales in recent years.

•	Our ability to reduce the level of operating losses experienced in recent years. While recent sales initiatives have increased sales, we continued to incur operating losses. We are implementing additional sales initiatives in the second half of fiscal 2006. There can be no assurance that these initiatives will be effective. If we were to conclude that we are unable to maintain sufficient liquidity to finance our operations during the Chapter 11 proceedings, we would expect to further downsize the organization and reduce other operating and administrative expenses, defer capital investment, defer marketing and other programs, seek alternative financing and take other necessary actions.

•	Our ability to upgrade our information systems and successfully implement new technology and business processes. In particular, many of these processes involve certain categories of product, pricing of products, and the communication of data to and from our stores, and are supported by “legacy” technology applications that should be replaced with more current integrated technology solutions. Until we replace these legacy applications, we may be limited in our ability to implement improved business processes. In order to compete effectively in our markets, we believe we must upgrade applications for inventory management and in-store receiving as well as address other technology needs to support current and future business operations effectively. In addition, we are in the process of conducting business continuity and IT recovery planning, which will be ongoing through fiscal 2006 and fiscal 2007; until this planning is completed and implemented, our ability to recover from a natural or other disaster affecting our headquarters offices will be adversely affected.

•	Our ability to implement improved customer service programs, particularly to enhance product offerings and assortment and customer service in our stores. Effective procurement operations are necessary to achieve many aspects of improved customer service, including high in-stock levels, product assortments that meet consumer demands and store offerings tailored to local tastes. Consistent execution of our retail operations plan throughout our store base and customer acceptance of these improvements is also necessary.

•	Our ability to implement effective pricing and promotional programs. If sales continue to decline, we will need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•	Our ability to reserve appropriately for self-insurance liabilities due to the variability of such factors as claims experience, medical inflation, legislative changes, jury verdicts and the effects of the Chapter 11 filings.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and our products. Food safety and quality issues could involve expense and damage to our brand names.
•	Our ability to resolve certain alleged class action lawsuits successfully.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution or retailing, including environmental regulations.

•	General economic conditions in our operating regions, especially in the Gulf region affected by Hurricane Katrina, which may result in changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that characterize the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit costs, such as health care and pension expenses.

•	Changes in accounting standards, taxation requirements and bankruptcy laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of January 11, 2006, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to our DIP Credit Facility, which is a variable-rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with a disclosure review committee appointed by the CEO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 11, 2006. Based on such evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

As of June 29, 2005, the Company did not have appropriate policies and procedures in place to review terms in multi-year incentive contracts in order to determine the proper application of generally accepted accounting principles. As of January 11, 2006, the Company has fully remediated this material weakness in internal control over financial reporting. Specifically, for multi-year contract incentives, management implemented improved accounting policies and procedures that include proper identification and review by appropriate accounting personnel of the underlying terms of the multi-year contract incentives and the related application of generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than the item identified above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 11, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Condensed Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company. The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company’s business. The rights of and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization. No assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. While the Company believes its business plan shows that it will be able to reorganize successfully, it also believes that there is no substantial likelihood of a meaningful recovery for existing shareholders under a plan of reorganization. A plan of reorganization could also result in holders of the Company’s unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. See Part I, Item 1 “Financial Statements” Note 1, “Proceedings under Chapter 11 of the Bankruptcy Code” for more information.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

10.1	Amendment No. 3 to Credit Agreement, dated as of January 31, 2006, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc., (as borrowers), Wachovia Bank, N. A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.1 to Form 8-K filed on February 6, 2006, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 17, 2006	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 17, 2006	/S/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From

3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

10.1	Amendment No. 3 to Credit Agreement, dated as of January 31, 2006, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc., (as borrowers), Wachovia Bank, N. A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.1 to Form 8-K filed on February 6, 2006, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.