Form 10-Q
period 2006-04-05
WINN DIXIE STORES INC
filed 2006-05-15
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2006

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

As of May 3, 2006, there were 141,858,513 shares outstanding of the registrant’s common stock, par value $1.00 per share.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

Part I – Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 12 Weeks Ended
	April 5, 2006	April 6, 2005
Amounts in thousands except per share data

Net sales	$1,766,591	1,709,269
Cost of sales, including warehouse and delivery expenses	1,298,996	1,259,123

Gross profit on sales	467,595	450,146
Other operating and administrative expenses	487,564	478,401
Impairment charges	2,126	17,452
Restructuring charges (gains), net	365	(7,271)

Operating loss	(22,460)	(38,436)
Interest expense, net (contractual interest for 12 weeks ended April 5, 2006 and April 6, 2005 was $7,714 and $14,596, respectively)	1,587	11,384

Loss before reorganization items and income taxes	(24,047)	(49,820)
Reorganization items, net loss (gain)	11,362	(148,088)
Income tax expense	—	—

Net (loss) earnings from continuing operations	(35,409)	98,268

Discontinued operations:
Loss from discontinued operations	(4,265)	(82,804)
Gain (loss) on disposal of discontinued operations	9,695	(28,870)
Income tax expense	—	—

Net earnings (loss) from discontinued operations	5,430	(111,674)

Net loss	$(29,979)	(13,406)

Basic and diluted (loss) earnings per share:
Net (loss) earnings from continuing operations	$(0.25)	0.70
Net earnings (loss) from discontinued operations	0.04	(0.79)

Basic and diluted loss per share	$(0.21)	(0.09)

Dividends per share	$—	—

Weighted average common shares outstanding - basic and diluted	141,255	140,865

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the 40 Weeks Ended
	April 5, 2006	April 6, 2005
Amounts in thousands except per share data

Net sales	$5,837,739	5,746,429
Cost of sales, including warehouse and delivery expenses	4,327,056	4,196,747

Gross profit on sales	1,510,683	1,549,682
Other operating and administrative expenses	1,620,637	1,588,191
Impairment charges	12,016	104,564
Restructuring charges	24,848	76,935

Operating loss	(146,818)	(220,008)
Interest expense, net (contractual interest for 40 weeks ended April 5, 2006 and April 6, 2005 was $29,780 and $32,635, respectively)	9,356	29,407

Loss before reorganization items and income taxes	(156,174)	(249,415)
Reorganization items, net gain	(238,752)	(148,088)
Income tax expense	—	181,814

Net earnings (loss) from continuing operations	82,578	(283,141)

Discontinued operations:
Loss from discontinued operations	(123,451)	(190,650)
Loss on disposal of discontinued operations	(312,363)	(92,393)
Income tax expense	—	—

Net loss from discontinued operations	(435,814)	(283,043)

Cumulative effect of a change in accounting principle (Note 13)	4,583	—

Net loss	$(348,653)	(566,184)

Basic and diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.59	(2.01)
Net loss from discontinued operations	(3.09)	(2.01)
Cumulative effect of a change in accounting principle	0.03	—

Basic and diluted loss per share	$(2.47)	(4.02)

Dividends per share	$—	—

Weighted average common shares outstanding - basic and diluted	141,130	140,776

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	April 5, 2006	June 29, 2005
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$131,714	62,141
Marketable securities	14,191	19,656
Trade and other receivables, less allowance for doubtful accounts of $8,936 ($10,668 at June 29, 2005)	159,604	206,297
Insurance claims receivable	52,356	8,656
Income tax receivable	30,382	30,084
Merchandise inventories, less LIFO reserve of $155,205 ($193,001 at June 29, 2005)	493,889	798,414
Prepaid expenses and other current assets	46,646	82,713

Total current assets	928,782	1,207,961

Property, plant and equipment, net	530,625	663,087
Other assets, net	116,606	116,258

Total assets	$1,576,013	1,987,306

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings under DIP Credit Facility	40,552	—
Current portion of long-term debt	228	194
Current obligations under capital leases	3,834	4,849
Accounts payable	225,492	104,169
Reserve for self-insurance liabilities	88,642	78,704
Accrued wages and salaries	77,871	83,759
Accrued rent	27,608	26,837
Accrued expenses	111,978	99,938

Total current liabilities	576,205	398,450

Reserve for self-insurance liabilities	143,744	140,829
Long-term debt	204	396
Long-term borrowings under DIP Credit Facility	—	245,003
Obligations under capital leases	4,788	10,637
Other liabilities	16,496	21,421

Total liabilities not subject to compromise	741,437	816,736

Liabilities subject to compromise	1,119,138	1,111,276

Total liabilities	1,860,575	1,928,012

Commitments and contingent liabilities (Notes 1,2,6-8,10,11,14-17)
Shareholders’ (deficit) equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued; 141,871,982 and 141,888,648 shares outstanding at April 5, 2006 and June 29, 2005, respectively.	141,872	141,889
Additional paid-in-capital	33,565	32,452
Accumulated deficit	(425,367)	(76,714)
Accumulated other comprehensive loss	(34,632)	(38,333)

Total shareholders’ (deficit) equity	(284,562)	59,294

Total liabilities and shareholders’ (deficit) equity	$1,576,013	1,987,306

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the 40 Weeks Ended
Amounts in thousands	April 5, 2006	April 6, 2005
Cash flows from operating activities:
Net loss	$(348,653)	(566,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sales of assets, net	(62,473)	(25,974)
Reorganization items, net gains	(238,752)	(148,088)
Depreciation and amortization	87,654	116,527
Impairment charges	16,452	153,991
Deferred income taxes	—	237,647
Stock compensation plans	1,096	8,326
Change in operating assets and liabilities:
Trade and other receivables	9,642	(86,302)
Merchandise inventories	304,525	129,119
Prepaid expenses and other current assets	32,939	(58,573)
Accounts payable	48,277	(10,744)
Lease liability on closed facilities	114,893	129,244
Income taxes payable/receivable	614	15,117
Defined benefit plan	(1,277)	9,234
Reserve for self-insurance liabilities	5,897	7,630
Other accrued expenses	263,026	(2,087)

Net cash provided by (used in) operating activities before reorganization items	233,860	(91,117)

Cash effect of reorganization items	(46,610)	(3,251)

Net cash provided by (used in) operating activities	187,250	(94,368)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,486)	(107,447)
Decrease in investments and other assets	1,008	12,317
Proceeds from sales of assets	100,449	73,895
Purchases of marketable securities	(7,219)	(14,593)
Sales of marketable securties	12,043	12,602
Other	1,099	1,445

Net cash provided by (used in) investing activities	87,894	(21,781)

Cash flows from financing activities:
Gross borrowings on DIP Credit Facility	696,874	478,277
Gross payments on DIP Credit Facility	(901,325)	(372,000)
Gross borrowings on revolving credit facility	—	862,000
Gross payments on revolving credit facility	—	(862,000)
Principal payments on long-term debt	(158)	(205)
Debt issuance costs	(721)	(11,238)
Principal payments on capital lease obligations	(1,254)	(1,850)
Other	1,013	571

Net cash (used in) provided by financing activities	(205,571)	93,555

Increase (decrease) in cash and cash equivalents	69,573	(22,594)
Cash and cash equivalents at beginning of year	62,141	56,818

Cash and cash equivalents at end of period	$131,714	34,224

Supplemental cash flow information:
Interest paid	$9,397	20,173
Interest and dividends received	$2,205	482
Income taxes refunded	$529	70,966

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

In August 2005, the Court issued an order that allows claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the order. Participating vendors are required to return the Company to payment terms in place prior to ffiling, or 20 days, whichever is less. In addition, certain pre-petition vendor receivables have been settled and post-petition vendor receivables are being paid more promptly. As each vendor agrees to participate in the reclamation settlement process, the vendor’s reclamation claims are reclassified from liabilities subject to compromise to accounts payable (see Note 7).

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

Since the Petition Date, the Company has received Court approval to reject leases related to approximately 425 facilities and other executory contracts of various types. The Company is reviewing all of its executory contracts and unexpired leases to determine which additional contracts and leases it will reject. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of such leases to the effective date of a plan of reorganization. The Company expects that the assumption of additional executory contracts and unexpired leases will convert certain of the liabilities shown on its financial statements as subject to compromise to post-petition liabilities. The Company also expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Due to the uncertain nature of many of the potential claims, the Company cannot project the magnitude of such claims with any degree of certainty. The Company has incurred, and will continue to incur, significant costs associated with the reorganization (see Note 12).

The Company filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as of the Petition Date as shown on its books and records, subject to the assumptions contained in certain notes filed in connection therewith. Certain of the schedules have been amended and all of the schedules are subject to further amendment or modification. The Court established a general deadline of August 1, 2005 for the filing of proofs of claim. Special bar dates have been established for certain subsequently identified claimants. The Company provided notice of the bar dates in accordance with and as required by the Court orders. Differences between amounts scheduled by the Debtors and claims filed by creditors are being investigated and resolved in connection with a claims resolution and objection process. In light of the number of creditors, the Company expects that it will take considerable time to complete this process. Accordingly, the ultimate number and amount of allowed claims are not presently known and, because the settlement terms of these claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently estimable.

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

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date (the “Exclusivity Period”). In April 2006, the Court approved a fifth extension of the Exclusivity Period to June 29, 2006. If the Debtors do not file a plan of reorganization and the Exclusivity Period is not further extended, other parties in interest will be permitted to file a plan after June 29, 2006. There can be no assurance that, if requested, the Court will further extend the Exclusivity Period, that a plan of reorganization will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to parties in interest who are entitled to vote on the plan. The Company then has until August 29, 2006 to solicit acceptances of the plan of reorganization, but that period may be extended by the Court. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met.

An official committee of equity security holders (the “Equity Committee”) was appointed by the Trustee in August 2005 to represent the interests of the Company’s shareholders in the Chapter 11 proceedings. In January 2006, the Trustee disbanded the Equity Committee, which subsequently petitioned the Court for reinstatement. The Court denied the Equity Committee’s motion for reinstatement by orders entered on February 6, 2006 and March 6, 2006. Although the Company supported the creation of the Equity Committee at the time of its appointment, the Company concluded that the Trustee’s disbandment of the Equity Committee is appropriate in light of more recent information. The information the Company considered included the Company’s financial statements and confidential business plan.

While the Company believes its business plan shows that it will be able to reorganize successfully, it also believes that there is no substantial likelihood of a meaningful recovery for existing shareholders under a plan of reorganization. A plan of reorganization could also result in holders of the Company’s unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. Because of such possibilities, the value of the Company’s common stock and unsecured debt is highly speculative. Ultimately, the value of the Company’s common stock, if any, and unsecured debt will be determined upon the confirmation of a plan of reorganization. The Company’s objective is to negotiate a plan of reorganization that maximizes recoveries for all constituencies and is confirmable under the Bankruptcy Code.

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

The Condensed Consolidated Financial Statements of the Company were prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. Due to the Chapter 11 filings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the Condensed Consolidated Financial Statements do not include all necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies or (c) the effect of any changes that may be made in connection with the Company’s capitalization or operations as a result of a plan of reorganization. Because of the ongoing nature of the Chapter 11 cases, the discussions and Condensed Consolidated Financial Statements contained herein are subject to material uncertainties.

A number of factors have negatively affected the Company’s liquidity and may affect its ability to continue as a going concern. These factors include, but are not limited to: 1) past operating performance, evidenced by a net loss in eight of the last eleven quarters and operating cash usage of $228.1 million in fiscal 2005; and 2) the Company currently operates as debtors-in-possession under Chapter 11 of the Bankruptcy Code.

As of April 5, 2006, the Company had $256.9 million of available liquidity, comprised of $153.9 million of borrowing availability under the DIP Credit Facility and $103.0 million of certain cash equivalents. Management believes the Company has sufficient liquidity through borrowing availability, available cash, trade credit and cash flow from operations to fund its cash requirements for existing operations as well as limited capital expenditures through the effective date of a plan of reorganization, which is expected before December 2006. In addition, the Company has pending asset sales that are expected to provide additional sources of liquidity. If the effective date of the plan extends beyond the current expiration date of the DIP Credit Facility on February 23, 2007, the Company will be required to extend the facility or seek alternative financing sources.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Liquidity requirements and the adequacy of capital resources subsequent to the Company’s emergence from Chapter 11 are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization is confirmed by the Court. In the long-term, additional sources of liquidity through further improvement in operating results or additional capital or financing sources will be required in order to increase capital expenditures to support new store development and further its remodeling efforts. See footnote 15 for potential impact of hurricane losses on liquidity.

Management anticipates that the Company will file a plan of reorganization within the Exclusivity Period, which currently expires June 29, 2006, and will seek Court approval of such plan of reorganization. There can be no assurance that management’s plans to provide adequate liquidity will be successful. The accompanying financial statements do not contain any adjustments that might result if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies and Other Matters

The Company: The Company, a major food retailer, operated 575 stores in five states in the southeastern United States and The Bahamas at April 5, 2006, which excludes ten stores that remain closed due to Hurricane Katrina. In support of its stores, the Company had eight distribution centers and three manufacturing operations at that date.

Basis of Consolidation: The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated except Bahamas Supermarkets Limited, which is approximately 78% owned by W-D Bahamas Limited. Significant intercompany accounts and transactions are eliminated in consolidation.

Business Reporting Segments: The Company determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. All sales are to customers within the United States and The Bahamas. All assets are located within the United States and The Bahamas. For all periods reported in the Condensed Consolidated Statements of Operations, Bahamian sales and assets represented 2% or less of the Company’s net sales from continuing operations and assets. Net sales from continuing operations primarily relate to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, floral and photography departments comprised approximately 10% of retail sales for all periods reported in the Condensed Consolidated Statements of Operations.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The Company cannot determine future events and their effects with certainty, particularly while the Chapter 11 cases are proceeding. Therefore, the determination of estimates requires the exercise of judgment based on various

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

assumptions and other factors such as historical experience, current and expected economic conditions and, in some cases, actuarial calculations. The Company constantly reviews these significant factors and makes adjustments when appropriate. The Company has modified certain assumptions and projections since the Petition Date due to the Chapter 11 filings.

Basis of Presentation: The Condensed Consolidated Financial Statements are prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business (see Note 2). The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 and 40 weeks ended April 5, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2006.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. As of April 5, 2006, cash consisted of cash in stores and ATMs of $8.0 million and operating cash of $123.7 million, compared to $11.5 million and $50.6 million, respectively, as of June 29, 2005.

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

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. The dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers, as of both April 5, 2006 and June 29, 2005. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items that have similar characteristics.

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

Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Interest costs on construction projects are capitalized as part of the costs of the newly constructed facilities. Depreciation and amortization are provided over the estimated useful

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

lives by the straight-line method for financial statement purposes. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from three to ten years. Distribution and manufacturing equipment depreciation is based on lives varying from five to ten years. Amortization of improvements to leased premises is based on the term of the lease or the estimated useful life of the improvement, whichever is less.

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

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income, changes in costs and recomputation of liabilities based upon a statutory formula when the Court approves rejection of a lease under the Bankruptcy Code. All adjustments are recorded in the period in which the changes become known. Closed facility liabilities are paid over the remaining lease terms unless rejected under the provisions of the Bankruptcy Code. Facility closings are generally completed within one year after the decision to close.

Due to the Company’s Chapter 11 filings, certain estimates for facility closing liabilities are now calculated based on a statutory formula; however, management makes significant judgments to estimate the claims of lessors for items other than rent, such as taxes, utilities and insurance. The Company’s ability to obtain agreements with lessors to terminate leases or assign leases to third parties may materially affect its current estimates.

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

To the extent that any of the foregoing forms of rebates are attributable to the pre-petition period, vendors may seek to apply amounts due the Company to any pre-petition liabilities owed to such vendors through setoff or recoupment.

Earnings (Loss) Per Share: Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all stock options, issuance of unvested restricted stock and conversion of restricted stock units, subject to anti-dilution limitations. Diluted earnings (loss) per share excluded approximately 7.3 million and 10.3 million common stock equivalents for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, and 7.6 million and 8.1 million for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively, as their effect would have been anti-dilutive. The Company believes that when proposed, its plan of reorganization will likely result in cancellation of the existing shares of common stock and common stock equivalents, and that there is no substantial likelihood of a meaningful recovery for existing holders of such securities under a plan of reorganization.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Comprehensive Loss: Comprehensive loss differs from net loss as shown on the Condensed Consolidated Statements of Operations due to unrealized changes in the fair values of marketable securities and additional minimum pension liability adjustments. These items are excluded from operations and are instead recorded to accumulated other comprehensive loss, a component of shareholders’ (deficit) equity. Comprehensive loss for the 12 weeks ended April 5, 2006 was $29.1 million, or $0.21 per diluted share and $21.8 million, or $0.15 per diluted share, for the 12 weeks ended April 6, 2005. Comprehensive loss for the 40 weeks ended April 5, 2006 was $345.0 million, or $2.44 per diluted share and $582.5 million, or $4.14 per diluted share, for the 40 weeks ended April 6, 2005.

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which the Company adopted effective June 30, 2005 (see Note 13).

Reclassifications and Revisions: The results of operations were reclassified to present most locations included in the 2005 Restructure Plan as discontinued operations (see Note 14). Certain other prior year amounts may have been reclassified to conform to the current year’s presentation.

4.	LIFO

The Company recorded a net LIFO charge of $1.2 million and a benefit of $3.8 million for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, and a benefit of $37.8 million and $9.0 million for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively, due primarily to liquidations of LIFO inventory layers caused by certain inventory quantity reductions.

If the FIFO method of inventory valuation had been used, reported net loss would have been $1.2 million, or $0.01 per diluted share, lower for the 12 weeks ended April 5, 2006 and reported net loss would have been $3.8 million, or $0.03 per diluted share, higher for the 12 weeks ended April 6, 2005, respectively, and reported net loss would have been $37.8 million, or $0.27 per diluted share, and $9.0 million, or $0.06 per diluted share, higher for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

For the 40 weeks ended April 5, 2006, $41.8 million of the net LIFO inventory benefit recognized was a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 29, 2005, caused by the exit of stores and three distribution centers included in the 2005 Restructure Plan (see Note 14). Of this amount, $36.3 million was classified as a component of loss on disposal of discontinued operations, with the remainder included in cost of sales for continuing operations.

Of the net LIFO inventory benefit recognized for the 12 and 40 weeks ended April 6, 2005, $3.8 million and $10.5 million, respectively, was a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 30, 2004, caused by the exit of stores and a distribution center included in the 2004 Restructure Plan (see Note 14). These amounts were classified as a component of loss on disposal of discontinued operations, with the remainder included in cost of sales for continuing operations.

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

5.	Impairment Charges

Impairment charges related to the following:

	For the 12 weeks ended		For the 40 weeks ended
	April 5, 2006	April 6, 2005	April 5, 2006	April 6, 2005
Store facilities - continuing operations	$2,126	2,387	6,015	2,387
Manufacturing facilities	—	111	—	111
Distribution centers	—	4,523	5,696	4,523
Information technology projects	—	5,567	305	5,567
Airplanes	—	4,864	—	4,864
Goodwill	—	—	—	87,112

Total, continuing operations	2,126	17,452	12,016	104,564
Loss from discontinued operations	3,200	35,444	4,436	49,427

Total impairment charges	$5,326	52,896	16,452	153,991

During fiscal 2006 and 2005, the Company estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above except goodwill.

Due to a substantial, other than temporary decline in the Company’s market capitalization in the first quarter of fiscal 2005, it performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions. The goodwill impairment charge was calculated as the difference between: (a) the implied fair value of the Company less the fair value of the net assets and (b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

6.	Income Taxes

The Company recognized no tax benefit or expense during fiscal 2006 due to the maintenance of a full valuation allowance against its net deferred tax assets. This valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. Earnings or losses will not be tax-effected until the realization of future tax benefits can be reasonably assured.

The Company evaluated the future realization of its net deferred tax assets during the second quarter of fiscal 2005. As a result of cumulative losses experienced to that point in fiscal 2005 and in the prior two fiscal years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, the Company determined that it was more likely than not that its net deferred tax assets would not be realized. As a result, a full valuation allowance of $314.4 million was recognized against the Company’s net deferred tax assets.

As a result of an Internal Revenue Service audit of fiscal years 2000 through 2002, the Company was assessed $49.0 million in taxes and penalties during the third quarter of fiscal 2005. During the third quarter of fiscal 2006, the Company was also assessed $21.4 million in taxes and penalties resulting from an audit of fiscal years 2003 and 2004. The Company has filed protests for substantially all of the amounts assessed and believes it is probable that its position will be sustained. Other than accrued interest, no amount in respect of the protested matters have been accrued.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Liabilities Subject to Compromise

The components of liabilities subject to compromise consisted of:

	April 5, 2006	June 29, 2005
Senior notes, including accrued interest	$310,540	310,540
Accounts payable	308,530	381,576
Lease liability on closed facilities and accrued rent	28,005	94,493
Claims from rejected leases	264,681	100,908
Non-qualified retirement plans	116,598	117,246
General liability claims	64,639	71,595
Other liabilities	26,145	34,918

Liabilities subject to compromise	$1,119,138	1,111,276

As discussed in Note 1, in August 2005 the Court issued an order authorizing payment of reclamation claims of vendors that participate in the reclamation settlement process, as described in the order. Through April 5, 2006, $77.6 million of such claims were reclassified from liabilities subject to compromise to accounts payable, which was partially offset by reclassification of the associated vendor receivables. These net claims are being paid in nine equal monthly installments beginning the later of September 30, 2005 or the last day of the month in which the vendor agrees to participate in the reclamation settlement process.

As discussed in Note 11, the Company received Court approval to reject leases related to approximately 260 facilities during the 40 weeks ended April 5, 2006, which increased claims from rejected leases by $163.8 million compared to such balance as of June 29, 2005.

8.	Debt

	April 5, 2006	June 29, 2005
$800.0 million DIP Credit Facility	$40,552	245,003
Mortgage note payable due 2007 with interest at 9.40%and monthly $22 principal and interest payments	432	590
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	340,984	545,593
Less amounts subject to compromise	(300,000)	(300,000)
Less current portion	(40,780)	(194)

Long-term portion	$204	245,399

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 6, 2005), the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005), the third amendment to the DIP Credit Facility dated January 31, 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2006) and the fourth amendment to the DIP Credit Facility dated March 17, 2006 (filed as Exhibit 10.1 to this Form 10-Q). The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

On March 31, 2005, the DIP Credit Facility was amended and $40.0 million of the outstanding borrowing on the revolving line portion was converted to a term loan, for which all material terms are consistent with the other portions of the facility. On July 29, 2005, the DIP Credit Facility was amended to establish a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow the Company to sell or liquidate certain locations (see Note 14). On January 31, 2006, the DIP Credit Facility was again amended to modify the method of calculating the EBITDA covenant. On March 17, 2006, the DIP Credit Facility was amended to allow the Company to sell or liquidate certain locations (see Note 14).

At the Company’s option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of April 5, 2006, interest rates on outstanding borrowings ranged from 6.5% to 10.0%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing borrowing availability. As of April 5, 2006, the Company was in compliance with the above covenants. In addition, certain covenants substantially restrict the Company’s ability to pay dividends.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Borrowing availability was $153.9 million as of April 5, 2006, as summarized below:

April 5, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $238,309, including $215,923 related to outstanding letters of credit)	$294,488
Outstanding borrowings	(40,552)

Excess Availability	253,936
Limitation on Excess Availability	(100,000)

Borrowing availability	$153,936

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

Including the revolving loan balance and the term loan, the outstanding borrowings on the DIP Credit Facility were $40.6 million and $245.0 million as of April 5, 2006 and June 29, 2005, respectively. There were no borrowings on the revolving credit loan during the 12 weeks ended April 5, 2006.

As of April 5, 2006, letters of credit totaling $216.4 million were issued under the DIP Credit Facility. An additional $11.3 million of letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $14.2 million as of April 5, 2006. Substantially all outstanding letters of credit related to workers’ compensation programs.

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

9.	Interest Expense

The components of interest expense, net, for continuing operations consisted of the following:

	For the 12 weeks ended		For the 40 weeks ended
	April 5, 2006	April 6, 2005	April 5, 2006	April 6, 2005
Interest expense	$2,506	6,792	11,292	26,471
Debt issue cost write-off	—	5,214	—	5,214
Capitalized interest	(53)	(305)	(145)	(1,308)
Interest income	(866)	(317)	(1,791)	(970)

Interest expense, net	$1,587	11,384	9,356	29,407

In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise, which includes the Notes. Interest at the stated contractual amount that was not accrued for this reason was $6.1 million and $20.4 million for the 12 and 40 weeks ended April 5, 2006, respectively, and $3.2 million for both the 12 and 40 weeks ended April 6, 2005. The unamortized balance of debt issue costs related to the Company’s pre-petition credit facility was written off during the 12 weeks ended April 6, 2005, because the facility was paid in full and cancelled upon approval of the DIP Credit Facility.

10.	Retirement Plans

Defined Benefit and Retiree Medical Plans

The Company has a management security plan, which is a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provides retirement and death benefits to certain executives and other members of management. Effective July 1, 2003, the eligibility criteria were modified to limit the number of active participants in the plan. The plan is a non-funded contributory plan. As of the Petition Date, no additional benefits will be credited and associate contributions ceased. A liability of $100.1 million and $101.4 million related to the Defined Benefit Plan was included in liabilities subject to compromise as of April 5, 2006 and June 29, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company also has a retiree medical plan that provides medical benefits until age 65 to associates who terminate employment after attaining 55 years of age and ten years of full-time service with the Company. Associates terminating employment after attaining 55 years of age and completion of ten years of service continue to be eligible to participate in the plan, but those meeting the criteria subsequent to July 1, 2002 are assessed the full cost of coverage. For the 12 and 40 weeks ended April 5, 2006, the Company recognized a $1.1 million curtailment loss. The amortizable prior service cost related to terminated employees was accelerated as a result of such terminations.

The components of expense for the Defined Benefit Plan and Retiree Medical Plan consisted of the following:

	Defined Benefit Plan For the 12 weeks ended		Retiree Medical For the 12 weeks ended
	April 5, 2006	April 6, 2005	April 5, 2006	April 6, 2005
Service cost	$—	164	—	—
Interest cost	1,059	953	(228)	279
Amortization of prior service cost	—	—	359	482
Recognized net actuarial loss	939	326	—	—
Participant contributions	—	(4)	—	—
Curtailment loss	—	—	1,085	—

Net periodic benefit expense	$1,998	1,439	1,216	761

	Defined Benefit Plan For the 40 weeks ended		Retiree Medical For the 40 weeks ended
	April 5, 2006	April 6, 2005	April 5, 2006	April 6, 2005
Service cost	$—	548	—	—
Interest cost	3,530	3,177	346	931
Amortization of prior service cost	—	—	1,484	1,606
Recognized net actuarial loss	3,131	613	—	—
Participant contributions	—	(30)	—	—
Curtailment loss	—	—	1,085	—

Net periodic benefit expense	$6,661	4,308	2,915	2,537

Supplemental Retirement Plan

The Company has a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. As of the Petition Date, contributions from associates were suspended, and are expected to remain suspended through the pendency of the Chapter 11 cases. A liability of $16.5 million and $15.9 million related to this plan was included in liabilities subject to compromise as of April 5, 2006 and June 29, 2005, respectively.

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

Lease Commitments

The scheduled maturities of the Company’s operating leases have materially changed since June 29, 2005 due to lease rejections, as discussed below. Future contractual minimum lease payments, for both facilities and equipment, under operating leases that have remaining terms in excess of one year as of April 5, 2006 were as follows: due in fiscal 2007, $245.8 million; due in fiscal 2008, $229.7 million; due in fiscal 2009, $215.2 million; due in fiscal 2010, $201.8 million; due thereafter, $1.2 billion. Such amounts exclude leases rejected with Court approval on or before April 5, 2006, and will be reduced by any additional lease rejections.

Closed Facilities

The lease liability on closed facilities is included in liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Lease payments extend into fiscal 2025 pursuant to the terms of the lease agreements.

The following summarizes the changes in the lease liability on closed facilities:

	Total	2005 Restructure	2004 Restructure	2000 Restructure	Other
Balance as of June 29, 2005	$62,382	—	30,751	23,194	8,437
Additions/adjustments	405,064	408,766	(4,292)	1,771	(1,181)
Utilization	(17,752)	(12,725)	(1,414)	(1,853)	(1,760)
Adjustments due to lease rejections	(436,192)	(395,160)	(24,655)	(15,329)	(1,048)

Balance as of April 5, 2006	$13,502	881	390	7,783	4,448

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs. The balance as of April 5, 2006 and June 29, 2005 excludes $264.7 million and $100.9 million, respectively, of lease rejection claims that are also included in liabilities subject to compromise.

The Company is reviewing all of its executory contracts, including its real property leases on both open and closed facilities, to determine which contracts will be rejected as allowed under the Bankruptcy Code. Since the Petition Date, the Company received Court approval to reject leases related to approximately 425 facilities. Approval of further lease rejections and/or closure of additional facilities will result in revisions of the lease liability on closed facilities and recognition of additional gains or losses. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of such leases to the effective date of a plan of reorganization. The ultimate amount of allowed claims related to rejected leases, as well as the timing and amount of any payments, will be determined by the Chapter 11 proceedings.

Upon Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code, which accrual is also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual is included in the Condensed Consolidated Statement of Operations as a component of reorganization items, net.

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

Reorganization items, net, represents amounts incurred subsequent to the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and was comprised of the following:

	For the 12 weeks ended		For the 40 weeks ended
	April 5, 2006	April 6, 2005	April 5, 2006	April 6, 2005
Professional fees	$8,764	8,454	32,255	8,454
Lease rejections	2,054	(166,120)	(269,777)	(166,120)
Employee costs	1,961	—	5,805	—
General liability claims	—	—	(6,945)	—
Write-off of debt issue costs	—	4,255	—	4,255
Abandoned property	—	5,323	794	5,323
Other	(1,417)	—	(884)	—

Reorganization items, net loss (gain)	$11,362	(148,088)	(238,752)	(148,088)

Expenses for professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process.

The Company has rejected a number of leases, resulting in the recognition of non-cash gains and losses. The Company may reject additional leases in the future, which may result in recognition of material gains or losses. See Note 11 for further discussion of real property leases.

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

For the 40 weeks ended April 5, 2006, the Company recorded non-cash income of $6.9 million, reducing the previously recorded liability for general liability claims for which the potential claimants did not file a proof of claim by the Court-established bar date. On the Petition Date, in accordance with SOP 90-7 the Company ceased amortization of debt issue costs related to pre-petition obligations. The Company wrote off the unamortized balance of all debt issue costs related to the Notes. Abandoned property represents the net book value of equipment and leasehold improvements in facilities for which the lease has been rejected and the property turned over to the landlord.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The primary effects of the adoption of SFAS 123R were on the annual financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires the Company to estimate forfeitures for unvested awards at the grant date, while SFAS 123 had permitted the Company to record forfeitures only upon occurrence. Upon adoption of SFAS 123R, the Company recognized a cumulative effect of a change in accounting principle that decreased net loss for the 40 weeks ended April 5, 2006 by $4.6 million, or $0.03 per diluted share. The tax expense of the cumulative effect was offset by a tax benefit, due to a related change in the Company’s deferred tax assets and valuation allowance; thus, the Company recorded no net tax impact upon adoption of SFAS 123R.

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

2005 Restructure Plan

In June 2005, the Company announced a plan (the “2005 Restructure Plan”) to exit 326 stores and three distribution centers in an effort to focus on the Company’s strongest stores and markets. As of April 5, 2006, these exits are complete. During the 12 weeks ended April 5, 2006, the Company announced an expansion of this plan to include 35 additional stores and one distribution center. The Company has announced the pending sale of its interest in Bahamas Supermarkets Limited, which owns 12 stores and a distribution center located in The Bahamas. The Company also closed all manufacturing operations except for two dairies and the Chek beverage operation.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company has restructured its field and administrative support staff to support the configuration of the retail business. Due primarily to implementation of the 2005 Restructure Plan, the number of store and support associates was reduced by approximately 23,000 during the 40 weeks ended April 5, 2006.

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

	Restructuring	(Gain) loss on Disposal	Total
12 weeks ended April 5, 2006:
Gain on sale/retirement, net	$(1,906)	(2,685)	(4,591)
Lease termination costs	—	(8,139)	(8,139)
Employee termination costs	1,302	(696)	606
Other location closing costs	969	1,825	2,794

Total expense (gain)	$365	(9,695)	(9,330)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Restructuring	(Gain) loss on Disposal	Total
40 weeks ended April 5, 2006:
Gain on sale/retirement, net	$(9,913)	(51,524)	(61,437)
LIFO liquidation	—	(36,322)	(36,322)
Lease termination costs	25,278	356,653	381,931
Employee termination costs	6,193	20,694	26,887
Other location closing costs	3,290	22,862	26,152

Total expense	$24,848	312,363	337,211

	Employee termination costs	Other location closing costs	Total
Change in accruals:
Balance at June 29, 2005	$—	—	—
Additions	33,567	12,480	46,047
Utilizations	(22,470)	(8,690)	(31,160)
Adjustments	(9,014)	(2,307)	(11,321)

Balance at April 5, 2006	$2,083	1,483	3,566

The liability for lease termination costs was $0.9 million as of April 5, 2006 (see Note 11).

As of April 5, 2006, the Company had incurred $373.5 million in net expenses related to the 2005 Restructure Plan, including employee termination costs, lease termination costs, and other location closing costs, but excluding a $36.3 million benefit from LIFO liquidations.

Accruals for severance and employee termination costs are included in accrued wages and salaries in the Condensed Consolidated Balance Sheets, while accruals for other closing costs are included in accrued liabilities. See Note 11 regarding lease termination costs.

Net sales related to discontinued operations totaled $0 and $586.3 million for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, and $332.8 million and $2.2 billion for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively.

The net book value of assets related to closed facilities that the Company does not have Court approval to sell as of April 5, 2006 totaled $24.1 million and is included in other assets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

15.	Hurricane Insurance Recoveries

The Company’s insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, as well as business interruption losses. The Company’s insurance policies contain a $10.0 million annual windstorm and $5.0 million annual flood insurance deductible. Once annual windstorm losses exceed the $10.0 million deductible, each additional windstorm requires an additional $0.5 million deductible. As more fully described in prior filings with the Securities and Exchange Commission (“the SEC”), the Company incurred losses and damage due to hurricanes in fiscal 2006, particularly Hurricanes Katrina and Wilma. The Company expects to be fully covered for these losses. Expenditures to repair damage and replenish inventory; however, are generally required in advance of the receipt of insurance proceeds, which will negatively affect liquidity. As of April 5, 2006, the Company had received advances totaling $40.5 million on its claims for the fiscal 2006 storms, and had recorded a receivable of $52.4 million.

During fiscal 2005, four hurricanes caused damage and losses in much of the Company’s operating area. Due to insurance recoveries in excess of out-of-pocket costs, the Company recognized no significant impact to cost of sales or operating and administrative expenses from these storms. During the 40 weeks ended April 5, 2006, the Company settled substantially all of its claims related to the fiscal 2005 storms and received a payment of $14.5 million.

During fiscal years 2005 and 2006, the Company sustained significant losses due to named windstorms. Insurance programs for such losses have allowed the Company to recover substantially all of its out-of-pocket costs related to preparation, inventory replacement and repairs. In response to the losses sustained by the insurance industry over the last few years, effective April 30, 2006, insurance coverages were adversely modified and now require the Company to retain additional exposure, while at the same time increasing property insurance premiums by approximately $20 million. The deductibles and insurance limits are assessed on a per storm basis rather than in the aggregate for all storms within the annual policy period as in the past. The new coverage requires a $10 million deductible for each named windstorm as compared to a $10 million deductible for all occurrences within the annual policy period. There is no insurance coverage for losses in excess of $110 million and losses in excess of $60 million require participation in the loss by the Company. During fiscal 2005 and 2006, of the 9 storms impacting the Company, only one, Katrina, caused losses in excess of $60 million. These coverage changes effectively increase our financial risk related to potential windstorm activity. The Company is unable to quantify the maximum financial impact of this change as it would be dependent upon the number of windstorms and amount of losses incurred; however, significant windstorm losses would negatively impact results of operations and liquidity. In order to reduce the potential financial impact, the Company has developed procedures for hurricane preparedness to reduce product losses such as modifying product shipments as a storm threatens and adding generators to warehouses and a small number of stores.

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

In April 2005, the Company received a letter from the United States Attorney for the Southern District of Florida indicating that a federal grand jury is investigating possible violations of federal criminal law arising out of activities related to illegal importation, possession, transportation and sale of undersized lobster in and within the United States and the State of Florida, and that the Company is a target of the investigation. On April 27, 2006, the U.S. Attorney for the Southern District of Florida filed a single Misdemeanor Count Information charging that Winn-Dixie had violated 16 U.S.C. §3372(a)(2)(A) and 3373(d)(2), for allegedly selling undersized lobster. The maximum penalty for the offense charged is $200,000. The Company is fully cooperating and believes that a resolution will be reached in the near future.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
12 Weeks ended April 5, 2006
Net sales	$1,157,981	608,610	—	1,766,591
Cost of sales	851,382	447,614	—	1,298,996

Gross profit on sales	306,599	160,996	—	467,595
Other operating & administrative expenses	324,517	163,047	—	487,564
Impairment charges	1,899	227	—	2,126
Restructuring charges (gains), net	1,059	(694)	—	365

Operating loss	(20,876)	(1,584)	—	(22,460)
Equity in losses of consolidated subsidiaries	(15,031)	—	15,031	—
Interest expense, net	1,583	4	—	1,587

Loss before reorganization items and income taxes	(37,490)	(1,588)	15,031	(24,047)
Reorganization items, net loss (gain)	11,593	(231)	—	11,362

Loss from continuing operations	(49,083)	(1,357)	15,031	(35,409)
Net earnings (loss) from discontinued operations	19,104	(13,674)	—	5,430

Net loss	$(29,979)	(15,031)	15,031	(29,979)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
12 Weeks ended April 6, 2005
Net sales	$1,278,144	431,125	—	1,709,269
Cost of sales	943,392	315,731	—	1,259,123

Gross profit on sales	334,752	115,394	—	450,146
Other operating & administrative expenses	413,680	64,721	—	478,401
Impairment charges	14,088	3,364	—	17,452
Restructuring gains, net	(394)	(6,877)	—	(7,271)

Operating (loss) income	(92,622)	54,186	—	(38,436)
Equity in earnings of consolidated subsidiaries	118,116	—	(118,116)	—
Interest expense (income), net	11,415	(31)	—	11,384

Income before reorganization items and income taxes	14,079	54,217	(118,116)	(49,820)
Reorganization items, net loss (gain)	14,174	(162,262)	—	(148,088)

(Loss) income from continuing operations	(95)	216,479	(118,116)	98,268
Net loss from discontinued operations	(13,311)	(98,363)	—	(111,674)

Net (loss) income	$(13,406)	118,116	(118,116)	(13,406)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
40 Weeks ended April 5, 2006
Net sales	$3,789,076	2,048,663	—	5,837,739
Cost of sales	2,820,070	1,506,986	—	4,327,056

Gross profit on sales	969,006	541,677	—	1,510,683
Other operating & administrative expenses	1,100,707	519,930	—	1,620,637
Impairment charges	6,080	5,936	—	12,016
Restructuring (gains) charges, net	(6,382)	31,230	—	24,848

Operating loss	(131,399)	(15,419)	—	(146,818)
Equity in losses of consolidated subsidiaries	(135,163)	—	135,163	—
Interest expense, net	9,327	29	—	9,356

Loss before reorganization items and income taxes	(275,889)	(15,448)	135,163	(156,174)
Reorganization items, net gain	(2,225)	(236,527)	—	(238,752)

(Loss) earnings from continuing operations	(273,664)	221,079	135,163	82,578
Net loss from discontinued operations	(79,572)	(356,242)	—	(435,814)
Cumulative effect of a change in accounting principle	4,583	—	—	4,583

Net loss	$(348,653)	(135,163)	135,163	(348,653)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
40 Weeks ended April 6, 2005
Net sales	$3,756,366	1,990,063	—	5,746,429
Cost of sales	2,748,275	1,448,472	—	4,196,747

Gross profit on sales	1,008,091	541,591	—	1,549,682
Other operating & administrative expenses	1,048,805	539,386	—	1,588,191
Impairment charges	101,200	3,364	—	104,564
Restructuring charges	314	76,621	—	76,935

Operating loss	(142,228)	(77,780)	—	(220,008)
Equity in losses of consolidated subsidiaries	(288,553)	—	288,553	—
Interest expense (income), net	29,423	(16)	—	29,407

Loss before reorganization items and income taxes	(460,204)	(77,764)	288,553	(249,415)
Reorganization items, net loss (gain)	14,174	(162,262)	—	(148,088)
Income tax expense	58,037	123,777	—	181,814

Loss from continuing operations	(532,415)	(39,279)	288,553	(283,141)
Net loss from discontinued operations	(33,769)	(249,274)	—	(283,043)

Net loss	$(566,184)	(288,553)	288,553	(566,184)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
April 5, 2006
Trade and other receivables, net	$138,680	20,924	—	159,604
Merchandise inventories, net	250,607	243,282	—	493,889
Other current assets	208,312	66,977	—	275,289

Total current assets	597,599	331,183	—	928,782
Property, plant and equipment, net	298,605	232,020	—	530,625
Other assets, net	100,888	15,718	—	116,606
Investments in and advances to/from subsidiaries	(331,692)	—	331,692	—

Total assets	$665,400	578,921	331,692	1,576,013

Accounts payable	$61,371	164,121	—	225,492
Current borrowings under DIP Credit Facility	40,552	—	—	40,552
Other current liabilities	193,361	116,800	—	310,161

Total current liabilities	295,284	280,921	—	576,205
Long-term debt	204	—	—	204
Other non-current liabilities	100,665	64,363	—	165,028

Total liabilities not subject to compromise	396,153	345,284	—	741,437
Liabilities subject to compromise	553,809	565,329	—	1,119,138
Common stock of $1 par value	141,872	6,334	(6,334)	141,872
Accumulated deficit and other shareholders’ equity	(426,434)	(338,026)	338,026	(426,434)

Total liabilities and shareholders’ deficit	$665,400	578,921	331,692	1,576,013

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
June 29, 2005
Trade and other receivables, net	$158,700	47,597	—	206,297
Merchandise inventories, net	315,916	482,498	—	798,414
Other current assets	152,562	50,688	—	203,250

Total current assets	627,178	580,783	—	1,207,961
Property, plant and equipment, net	341,886	321,201	—	663,087
Other assets, net	98,666	17,592	—	116,258
Investments in and advances to/from subsidiaries	205,559	—	(205,559)	—

Total assets	$1,273,289	919,576	(205,559)	1,987,306

Accounts payable	$7,137	97,032	—	104,169
Other current liabilities	155,080	139,201	—	294,281

Total current liabilities	162,217	236,233	—	398,450
Long-term debt & DIP Credit Facility	245,399	—	—	245,399
Other non-current liabilities	103,477	69,410	—	172,887

Total liabilities not subject to compromise	511,093	305,643	—	816,736
Liabilities subject to compromise	702,902	408,374	—	1,111,276
Common stock of $1 par value	141,889	6,334	(6,334)	141,889
Accumulated deficit and other shareholders’ equity	(82,595)	199,225	(199,225)	(82,595)

Total liabilities and shareholders’ equity	$1,273,289	919,576	(205,559)	1,987,306

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
For the 40 weeks ended April 5, 2006
Net cash provided by operating activities	$185,609	1,641	—	187,250

Purchases of property, plant and equipment, net	(14,577)	(4,909)	—	(19,486)
Proceeds from sales of assets	22,690	77,759	—	100,449
Other, net	227,115	317,067	(537,251)	6,931

Net cash provided by investing activities	235,228	389,917	(537,251)	87,894

Gross borrowings on DIP Credit Facility	696,874	—	—	696,874
Gross payments on DIP Credit Facility	(901,325)	—	—	(901,325)
Principal payments on long-term debt	(158)	—	—	(158)
Other, net	(133,373)	(404,840)	537,251	(962)

Net cash used in financing activities	(337,982)	(404,840)	537,251	(205,571)

Increase (decrease) in cash and cash equivalents	82,855	(13,282)	—	69,573
Cash and cash equivalents at beginning of the year	41,330	20,811	—	62,141

Cash and cash equivalents at end of the period	$124,185	7,529	—	131,714

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
For the 40 weeks ended April 6, 2005
Net cash used in operating activities	$(4,562)	(89,806)	—	(94,368)

Purchases of property, plant and equipment, net	(40,332)	(67,115)	—	(107,447)
Proceeds from sales of assets	—	73,895	—	73,895
Other, net	176,694	40,169	(205,092)	11,771

Net cash provided by (used in) investing activities	136,362	46,949	(205,092)	(21,781)

Gross borrowings on credit facilities	1,340,277	—	—	1,340,277
Gross payments on credit facilities	(1,234,000)	—	—	(1,234,000)
Principal payments on long-term debt	(205)	—	—	(205)
Other, net	(256,743)	39,134	205,092	(12,517)

Net cash (used in) provided by financing activities	(150,671)	39,134	205,092	93,555

Decrease in cash and cash equivalents	(18,871)	(3,723)	—	(22,594)
Cash and cash equivalents at beginning of the year	49,909	6,909	—	56,818

Cash and cash equivalents at end of the period	$31,038	3,186	—	34,224

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

We are using the Chapter 11 reorganization process to take action to improve our operations and financial performance and strengthen our business. Since the Petition Date, we have announced plans to sell or close 373 stores, five distribution centers and most manufacturing operations in an effort to focus on our strongest stores and markets. Court approval has been obtained to sell or close most of these facilities and transfer or reject leasehold interests, where appropriate. As of April 5, 2006, most of the announced actions were complete (see “Discontinued Operations and Restructuring” for additional information). We plan to continue to operate two of our dairies and our Chek beverage operation.

See Item 1 “Financial Statements” Note 1 “Proceedings under Chapter 11 of the Bankruptcy Code” for more information.

Overview

For the second consecutive quarter, identical sales increased substantially as compared to the same period in the prior fiscal year. Gross margin also improved slightly as compared to the third quarter of fiscal 2005 and improved significantly (120 basis points) as compared to the second quarter of fiscal 2006. Though we have continued to experience operating losses in each quarter of fiscal 2006, the third quarter results reflect a reduction in the level of operating loss. Our cash on hand and liquidity have improved since the beginning of the fiscal year. As of April 5, 2006 we had no outstanding borrowings on the revolving loan and $40.0 million outstanding on our fixed term loan.

Significant aspects of our restructuring efforts involving closing of stores, distribution centers and manufacturing plants as well as restructuring of field and administrative support staff are now complete and we expect to file our plan of reorganization by June 29, 2006.

See “Results of Operations” and “Liquidity and Capital Resources” below for further information.

Results of Operations

Continuing Operations

Net sales. Net sales for the 12 weeks ended April 5, 2006 were $1.8 billion, an increase of $57.3 million, or 3.4%, compared to the same period in the prior fiscal year. Net sales for the 40 weeks ended April 5, 2006 were $5.8 billion, an increase of $91.3 million, or 1.6%, compared to the same period in the prior fiscal year. Net sales from continuing operations primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, floral and photography departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales increased 6.7% and 4.3%, respectively, for the 12 weeks and 40 weeks ended April 5, 2006 compared to the same periods in the prior fiscal year. Identical store sales for continuing operations stores include store enlargements, and exclude the sales from stores that opened or closed during the period (including ten stores that remain closed due to Hurricane Katrina).

Identical sales for the 12 weeks ended April 5, 2006 increased throughout the Company; however, areas significantly impacted by Hurricane Katrina reported substantially greater increases in identical store sales because of fewer open competitor stores and restaurants, the influx of relief and construction workers to the areas, and, along the Gulf Coast, population shifts to Baton Rouge and other less-affected areas. The Company-wide increase was due to improved average sales per customer visit, due in part to improved store execution and customer service, the introduction of merchandising initiatives which include pricing and promotional programs and new brand marketing initiatives in addition to the positive impact from Hurricane Katrina. For the 40 weeks ended April 5, 2006, the increase is due to improved average sales per customer visit, offset by a slight decrease in the number of customer visits, as these initiatives gained momentum during the second and third quarters of fiscal 2006. We estimate the timing of Easter had an approximate 1% negative impact on identical sales for the quarter.

We believe that competition remains a key factor that negatively affects our identical store sales, particularly upon opening of a new competitor store. Our competitive rebuttal program uses targeted promotions, improved store conditions, training and neighborhood merchandising, prior to and during selected competitor store openings, in an effort to drive sales and customer traffic and thus maintain market share. This strategy has mitigated the impact of such openings that occurred in both the 12 and 16 weeks ended April 5, 2006 and January 11, 2006, respectively, compared to those that occurred in prior quarters. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings may continue to affect our identical store sales negatively. In addition, our total sales growth will continue to be negatively affected by our projected low level of Company store openings and remodels.

Gross Profit on Sales. Gross profit on sales increased $17.4 million and decreased $39.0 million for the 12 and 40 weeks ended April 5, 2006, respectively, compared to the same periods in the prior fiscal year. As a percentage of sales, gross margin was 26.5% and 26.3% for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, and 25.9% and 27.0% for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively.

The improvement in gross margin for the 12 weeks ended April 5, 2006 is a result of improved inventory shrink management, which increased gross margin during the quarter by approximately 115 basis points as compared to the prior year. Improvements in shrink performance were partially offset by the impact of pricing and promotional programs that occurred in fiscal 2006 but not in fiscal 2005 (approximately 77 basis point decrease in gross margin) and reduced vendor allowances and cash discounts (approximately 23 basis point decrease), primarily because many vendors have shifted from slotting fees to promotional programs that are tied to purchase volumes (due to store closures, our total purchase volumes have declined).

The gross margin decline for the 40 weeks ended April 5, 2006 was substantially due to the impact of pricing and promotional programs (approximately 79 basis points of decline) and vendor allowances and cash discounts (approximately 48 basis points of decline) as well as increased warehouse and delivery costs (approximately 20 basis points of decline), which were partially offset by a reduction in inventory shrink that improved gross margin by approximately 36 basis points.

Other Operating and Administrative Expenses. Other operating and administrative expenses for the 12 and 40 weeks ended April 5, 2006 increased by $9.2 million and $32.4 million, respectively, compared to the same periods in the prior fiscal year. As a percentage of sales, other operating and administrative expenses was 27.6% and 28.0% for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, and 27.8% and 27.6% for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively.

The increase in other operating and administrative expenses for the 12 weeks ended April 5, 2006 as compared to the prior year was due to increases in salaries and other employee-related costs of $10.8 million, due primarily to an investment in retail labor hours in our efforts to improve customer service, which was partially offset by decreases in administrative areas. We also incurred $5.9 million of additional utility costs due to rate increases. These factors were partially offset by a decrease of $6.4 million in professional fees that were unrelated to our restructuring or bankruptcy. Other increases and decreases in the components of this expense substantially offset.

The increase in other operating and administrative expenses for the 40 weeks ended April 5, 2006 as compared to the prior year was due to increases in salaries and other employee-related costs of $31.5 million, due to an investment in retail labor hours in our efforts to improve customer service, which was partially offset by decreases in administrative areas. We also incurred $13.9 million of additional utility costs due to rate increases and $10.7 million in increased insurance costs. These factors were partially offset by a decrease of $19.5 million in professional fees that were unrelated to our restructuring or bankruptcy. Certain prior year items did not recur in the current year, including $9.7 million related to the severance of our former CEO. Other increases and decreases in the components of this expense substantially offset.

Impairment Charges. Impairment charges related to the following (in thousands):

	For the 12 weeks ended		For the 40 weeks ended
	April 5, 2006	April 6, 2005	April 5, 2006	April 6, 2005
Store facilities - continuing operations	$2,126	2,387	6,015	2,387
Manufacturing facilities	—	111	—	111
Distribution centers	—	4,523	5,696	4,523
Information technology projects	—	5,567	305	5,567
Airplanes	—	4,864	—	4,864
Goodwill	—	—	—	87,112

Total, continuing operations	2,126	17,452	12,016	104,564
Loss from discontinued operations	3,200	35,444	4,436	49,427

Total impairment charges	$5,326	52,896	16,452	153,991

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

Reorganization Items, net. Reorganization items, net, represents amounts incurred subsequent to the Petition Date as a direct result of our Chapter 11 filings, and was comprised of the following (in thousands):

	For the 12 weeks ended		For the 40 weeks ended
	April 5, 2006	April 6, 2005	April 5, 2006	April 6, 2005
Professional fees	$8,764	8,454	32,255	8,454
Lease rejections	2,054	(166,120)	(269,777)	(166,120)
Employee costs	1,961	—	5,805	—
General liability claims	—	—	(6,945)	—
Write-off of debt issue costs	4,255	—	4,255
Abandoned property	—	5,323	794	5,323
Other	(1,417)	—	(884)	—

Reorganization items, net loss (gain)	$11,362	(148,088)	(238,752)	(148,088)

Expenses for professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process.

We have rejected a number of leases, resulting in the recognition of non-cash gains and losses. We may reject additional leases in the future, which may result in recognition of material gains or losses.

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

For the 40 weeks ended April 5, 2006, we recorded non-cash income of $6.9 million, reducing the previously recorded liability for general liability claims for which the potential claimants did not file a proof of claim by the Court-established bar date. On the Petition Date, in accordance with SOP 90-7 we ceased amortization of debt issue costs related to pre-petition obligations. We wrote off the unamortized balance of all debt issue costs related to the Notes. Abandoned property represents the net book value of equipment and leasehold improvements in facilities for which the lease has been rejected and the property turned over to the landlord.

Interest Expense, net. Interest expense is primarily interest on long-term and short-term debt and capital leases. Net interest expense was $1.6 million and $11.4 million for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, and $9.4 million and $29.4 million for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively. Interest expense for the 12 weeks ended April 5, 2006 decreased compared to the same period in the prior year due primarily to $5.2 million of debt issue costs that were expensed in the prior year. Also, $3.0 million of interest expense on the Notes was accrued through the Petition Date in the prior year, while none has been accrued since such date, in accordance with SOP 90-7. Interest expense for the 40 weeks ended April 5, 2006 decreased compared to the same period in the prior year primarily due to $18.0 million of interest expense on the Notes that was accrued through the Petition Date in the prior year, while none has been accrued since such date, in accordance with SOP 90-7. Also, $5.2 million of debt issue costs were expensed in the prior year. These decreases were offset by $4.0 million in additional interest on the revolving credit facility incurred during the current year.

Income Taxes. We recognized no tax benefit or expense during fiscal 2006 due to the maintenance of a full valuation allowance against our net deferred tax assets. We evaluated the future realization of our net deferred tax assets during the second quarter of fiscal 2005. As a result of cumulative losses experienced to that point in fiscal 2005 and in the prior two fiscal years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, we determined that it was more likely than not that our net deferred tax assets would not be realized. As a result, we recognized a full valuation allowance of $314.4 million against our net deferred tax assets.

As a result of an Internal Revenue Service audit of fiscal years 2000 through 2002, we were assessed $49.0 million in taxes and penalties during the third quarter of fiscal 2005. During the third quarter of fiscal 2006, we were also assessed $21.4 million in taxes and penalties resulting from an audit of fiscal years 2003 and 2004. We have filed protests for substantially all of the amounts assessed and believe it is probable that our position will be sustained. Other than accrued interest, no amounts in respect of the protested matters have been accrued.

Net (Loss) Earnings From Continuing Operations. Net loss from continuing operations was $35.4 million, or ($0.25) per diluted share, compared to net earnings of $98.3 million, or $0.70 per diluted share, for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, for the reasons discussed above. Net earnings from continuing operations was $82.6 million, or $0.59 per diluted share, compared to net loss of $283.1 million, or ($2.01) per diluted share, for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively, for the reasons discussed above.

Hurricane Losses and Insurance Recoveries

Our insurance for named windstorms and floods covers losses resulting from inventory damage, property damage, power outages, preparation and cleanup expenses and civil authority closings, as well as business interruption losses. Our insurance policies contain a $10.0 million annual windstorm and $5.0 million annual flood insurance deductible. Once annual windstorm losses exceed the $10.0 million deductible, each additional wind storm requires an additional $0.5 million deductible. As described in prior filings with the SEC, we incurred losses and damage due to hurricanes in fiscal 2006, particularly Hurricanes Katrina and Wilma. We expect to be fully covered for these losses. Expenditures to repair damage and replenish inventory; however, are generally required in advance of the receipt of insurance proceeds, which will negatively affect our liquidity. As of April 5, 2006, we had received advances totaling $40.5 million on our insurance claims for the fiscal 2006 storms, and had recorded a receivable of $52.4 million.

During fiscal 2005, four hurricanes caused damage and losses in much of our operating area. Due to insurance recoveries in excess of out-of-pocket costs, we recognized no significant impact to cost of sales or operating and administrative expenses from these storms. During the 40 weeks ended April 5, 2006, we settled substantially all of our claims related to the fiscal 2005 storms and received a payment of $14.5 million.

During fiscal years 2005 and 2006, we sustained significant losses due to named windstorms. Our insurance programs for such losses have allowed us to recover substantially all of our out-of-pocket costs related to preparation, inventory replacement and repairs. In response to the losses sustained by the insurance industry over the last few years, effective April 30, 2006, our insurance coverages were adversely modified and now require us to retain additional exposure, while at the same time increasing property insurance premiums by approximately $20 million. The deductibles and insurance limits are assessed on a per storm basis rather than in the aggregate for all storms within the annual policy period as in the past. The new coverage requires a $10 million deductible for each named windstorm as compared to a $10 million deductible for all occurrences within the annual policy period. There is no insurance coverage for losses in excess of $110 million and losses in excess of $60 million require our participation in the loss. During fiscal 2005 and 2006, of the 9 storms impacting us, only one, Katrina, caused losses in excess of $60 million. These coverage changes effectively increase our financial risk related to potential windstorm activity. We are unable to quantify the maximum financial impact of this change as it would be dependent upon the number of windstorms and amount of losses incurred; however, significant windstorm losses would negatively impact results of operations and liquidity. In order to reduce the potential financial impact, we have developed procedures for hurricane preparedness to reduce product losses such as modifying product shipments as a storm threatens and adding generators to warehouses and a small number of stores.

Share-Based Payments

Effective June 30, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. Previously, we expensed share-based payments as permitted under SFAS 123, “Accounting for Stock-Based Compensation.”

The primary effects of the adoption of SFAS 123R were on the annual financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires that we estimate forfeitures for unvested awards at the grant date, while SFAS 123 had permitted us to record forfeitures only upon occurrence. Upon adoption of SFAS 123R, we recognized a cumulative effect of a change in accounting principle that decreased net loss by $4.6 million, or $0.03 per diluted share. The income tax expense of the cumulative effect was offset by a tax benefit, due to a related change in our deferred tax assets and valuation allowance; thus, we recorded no net tax impact upon adoption of SFAS 123R.

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

2005 Restructure Plan

On June 21, 2005, we announced our 2005 Restructure Plan, to exit 326 stores and three distribution centers in an effort to focus on our strongest stores and markets. As of April 5, 2006, these exits are complete. During the 12 weeks ended April 5, 2006, we announced an expansion of this plan to include 35 additional stores and one distribution center. We have also announced the pending sale of our ownership interest in Bahamas Supermarkets Limited, which owns 12 stores and a distribution center in The Bahamas. We have closed all manufacturing operations except for two dairies and the Chek beverage operation.

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

We have restructured our field and administrative support staff to support the configuration of the retail business. Due primarily to implementation of the 2005 Restructure Plan, the number of store and support associates was reduced by approximately 23,000 during the 40 weeks ended April 5, 2006.

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

Financial information

The following tables reflect the restructuring expenses and change in accruals during fiscal 2006. All expenses incurred during fiscal 2006 related to the 2005 Restructure Plan (in thousands).

	Restructuring	(Gain) loss on Disposal	Total
12 weeks ended April 5, 2006:
Gain on sale/retirement, net	$(1,906)	(2,685)	(4,591)
Lease termination costs	—	(8,139)	(8,139)
Employee termination costs	1,302	(696)	606
Other location closing costs	969	1,825	2,794

Total expense (gain)	$365	(9,695)	(9,330)

	Restructuring	(Gain) loss on Disposal	Total
40 weeks ended April 5, 2006:
Gain on sale/retirement, net	$(9,913)	(51,524)	(61,437)
LIFO liquidation	—	(36,322)	(36,322)
Lease termination costs	25,278	356,653	381,931
Employee termination costs	6,193	20,694	26,887
Other location closing costs	3,290	22,862	26,152

Total expense	$24,848	312,363	337,211

	Employee termination costs	Other location closing costs	Total
Change in accruals:
Balance at June 29, 2005	$—	—	—
Additions	33,567	12,480	46,047
Utilizations	(22,470)	(8,690)	(31,160)
Adjustments	(9,014)	(2,307)	(11,321)

Balance at April 5, 2006	$2,083	1,483	3,566

The liability for lease termination costs was $0.9 million as of April 5, 2006 and is included in liabilities subject to compromise.

As of April 5, 2006, we had incurred $373.5 million in net expenses related to the 2005 Restructure Plan, including employee termination costs, lease termination costs, and other location closing costs, but excluding a $36.3 million benefit from LIFO liquidations.

Net sales related to discontinued operations totaled $0 and $586.3 million for the 12 weeks ended April 5, 2006 and April 6, 2005, respectively, and $332.8 million and $2.2 billion for the 40 weeks ended April 5, 2006 and April 6, 2005, respectively.

The net book value of assets related to closed facilities that we do not have Court approval to sell as of April 5, 2006 totaled $24.1 million and is included in other assets.

Liquidity and Capital Resources

Summary

As of April 5, 2006, we had $256.9 million of available liquidity, comprised of $153.9 million of borrowing availability under the DIP Credit Facility and $103.0 million of certain cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash, trade credit and cash flow from operations to fund our cash requirements for existing operations as well as limited capital expenditures through the effective date of a plan of reorganization, which we expect before December 2006. In addition, we expect pending asset sales will provide additional sources of liquidity. If the effective date of the plan extends beyond the current expiration date of the DIP Credit Facility on February 23, 2007, we will be required to extend the facility or seek alternative financing sources. Liquidity requirements and the adequacy of capital resources subsequent to our emergence from Chapter 11 are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization is confirmed by the Court. We anticipate that increased capital expenditures for new store development and further remodeling efforts will be required in the long-term, which will require additional sources of liquidity through further improvement in operating results, additional sources of financing or additional capital infusions.

The Condensed Consolidated Financial Statements included in this Form 10-Q were prepared on a “going concern” basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our liabilities in the ordinary course of business. A number of factors negatively affected our liquidity and may affect our ability to continue as a going concern. These factors include, but are not limited to: 1) past operating performance, evidenced by a net loss in eight of the last eleven quarters and operating cash usage of $228.1 million in fiscal 2005; and 2) we currently operate as debtors-in-possession under Chapter 11 of the Bankruptcy Code. Management anticipates that we will file a plan of reorganization within the Exclusivity Period, which currently expires June 29, 2006, and will seek Court approval of such plan of reorganization.

DIP Credit Facility and Senior Notes

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005), the first amendment to the DIP Credit Facility dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2005), the second amendment to the DIP Credit Facility dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005), the third amendment to the DIP Credit Facility dated January 31, 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2006) and the fourth amendment to the DIP Credit Facility dated March 17, 2006 (filed as Exhibit 10.1 to this Form 10-Q). The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

On March 31, 2005, the DIP Credit Facility was amended and $40.0 million of the outstanding borrowing on the revolving line portion was converted to a term loan, for which all material terms are consistent with the other portions of the facility. On July 29, 2005, the DIP Credit Facility was amended to establish a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow us to sell or liquidate certain locations as discussed above in “Discontinued Operations and Restructuring.” On January 31, 2006, the DIP Credit Facility was amended to modify the method of calculating the EBITDA covenant. On March 17, 2006, the DIP Credit Facility was amended to allow us to sell or liquidate certain locations (see “Discontinued Operations and Restructuring”).

At our option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of April 5, 2006, interest rates on outstanding borrowings ranged from 6.5% to 10.0%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, effectively reducing our borrowing availability. As of April 5, 2006, we were in compliance with the above covenants. In addition, certain covenants substantially restrict our ability to pay dividends.

Borrowing availability was $153.9 million as of April 5, 2006, as summarized below (amounts in thousands):

April 5, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $238,309, including $215,923 related to outstanding letters of credit)	$294,488
Outstanding borrowings	(40,552)

Excess Availability	253,936
Limitation on Excess Availability	(100,000)

Borrowing availability	$153,936

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

Including the revolving loan balance and the term loan, outstanding borrowings on the DIP Credit Facility were $40.6 million and $245.0 million as of April 5, 2006 and June 29, 2005, respectively. There were no borrowings on the revolving credit line during the 12 weeks ended April 5, 2006.

As of April 5, 2006, we had letters of credit totaling $216.4 million issued under the DIP Credit Facility. An additional $11.3 million of letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $14.2 million as of April 5, 2006. Substantially all outstanding letters of credit related to workers’ compensation programs.

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

Historical Cash Flow Data

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data for the 40 weeks ended April 5, 2006 and April 6, 2005 (amounts in thousands):

Cash provided by (used in):	2006	2005
Operating activities	$187,250	(94,368)
Investing activities	87,894	(21,781)
Financing activities	(205,571)	93,555

Net cash provided by operating activities was $187.3 million for the 40 weeks ended April 5, 2006. The inflow was primarily a result of inventory liquidation sales in the 326 stores closed during the first quarter and the resumption of vendor credit and accounts receivable collection.

Inventory Liquidation

Merchandise inventory has decreased by approximately $300 million during fiscal 2006 due primarily to the closing of 326 stores and three distribution centers during the first quarter, generating a substantial portion of the total cash provided by operations for the 40 weeks ended April 5, 2006.

Resumption of Vendor Credit and Accounts Receivable Collection

Accounts payable has increased by $121.3 million from June 29, 2005 to April 5, 2006, and trade and other receivables has decreased by $46.7 million over the same time period, due in part to the resumption of vendor credit and collection of accounts receivable from our vendors.

In August 2005, the Court issued an order that allows claims by vendors for product delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the order. Participating vendors are required to return us to payment terms in place prior to filing, or 20 days, whichever is less. Because a significant number of vendors required us to pay cash in advance for goods, the resumption of trade credit under the reclamation order has resulted in an overall increase in cash provided by operating activities and additional liquidity. In addition, certain pre-petition vendor receivables have been settled and post-petition vendor receivables are being paid more promptly.

The reclamation claims due to the participating vendors, net of the associated vendor receivables, are being paid in nine equal monthly installments beginning the later of September 30, 2005 or the last day of the month in which the vendor agrees to participate in the reclamation settlement process. As of April 5, 2006, we have paid $49.5 million of reclamation claims, while $22.6 million remains to be paid over the next eight months.

Other Operating Activities

The cash effect of reorganization items was $46.6 million, which includes payments to professionals for financial, legal, real estate and valuation services directly related to the reorganization process.

Expenditures to repair damage and replenish inventory lost as a result of hurricanes, particularly Hurricanes Katrina and Wilma, have generally been required in advance of the receipt of insurance proceeds. We have received advances of $40.5 million on the claims for the fiscal 2006 storms and have recorded a receivable of $52.4 million as of April 5, 2006 reflecting expenditures made which had not been recovered from insurance carriers as of that date.

Net operating losses experienced in each of the first three quarters of fiscal 2006 have also negatively impacted cash flow from operations. The results for the 12 weeks ended April 5, 2006 reflect a reduction in the level of net operating losses.

Investing and Financing Activities

Cash provided by investing activities was driven primarily by the receipt of $100.4 million in proceeds from sales of facilities and other assets related to 2005 Restructure Plan. We made capital expenditures of $19.5 million during the 40 weeks ended April 5, 2006.

Cash used in financing activities primarily relates to net payments of $204.5 million on the DIP Credit Facility. Cash received from the sales of facilities and inventory liquidation sales under our 2005 Restructure Plan was used to pay down the loan balance.

Principal uses of cash

We expect our principal uses of cash through the effective date of a plan of reorganization, which we expect before December 2006, to be operating expenses; reorganization expenses; debt service, including both interest payments under the DIP Credit Facility and payments of pre-petition claims in accordance with Court orders; as well as limited capital expenditures.

Contractual Obligations

The filing of our Chapter 11 cases caused us to default under certain of our direct financial obligations, which may include certain long-term and short-term debt obligations as well as leases. The filing also created an event of default under our Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The filing may have also created an event of default under substantially all of our leases, including leases related to our information technology, as well as store, distribution and manufacturing properties. The ability of the Noteholders and lessors to enforce their rights is stayed as a result of the Chapter 11 filings, and such rights are subject to the applicable provisions of the Bankruptcy Code.

The scheduled maturities of our contractual obligations under operating leases have materially changed since June 29, 2005 due to lease rejections, as discussed in “Results of Operations.” Future contractual minimum lease payments, for both facilities and equipment, under operating leases that have remaining terms in excess of one year as of April 5, 2006 were as follows: due in fiscal 2007, $245.8; due in fiscal 2008, $229.7; due in fiscal 2009, $215.2; due in fiscal 2010, $201.8; due thereafter, $1.2 billion. Such amounts exclude leases rejected with Court approval on or before April 5, 2006 and will be reduced by any additional lease rejections.

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

Due to our Chapter 11 filings, we now calculate certain estimates for facility closing liabilities based upon a statutory formula; however, management makes significant judgments to estimate the claims of lessors for items other than rent, such as taxes, utilities and insurance. Our ability to obtain agreements with lessors to terminate leases or assign leases to third parties will materially affect our current estimates.

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

There can be no assurance that our Chapter 11 reorganization process will be successful. Risk factors related to our efforts include, but are not limited to, the following:

•	Our ability to continue as a going concern. The report of our independent registered public accounting firm on our fiscal 2005 Consolidated Financial Statements contained an explanatory paragraph stating that those financial statements were prepared on a going concern basis and discussed the factors that affect our liquidity and create substantial doubt as to our ability to continue as a going concern. We believe we have sufficient liquidity to fund our cash requirements for existing operations as well as limited capital expenditures through the effective date of a plan of reorganization, which is expected before December 2006.

•	Our ability to respond to any further unexpected developments that require the use of a substantial amount of our liquidity.

•	Our ability to develop, confirm and consummate a plan or plans of reorganization. We are working to develop our plan of reorganization in coordination with our Creditors’ Committee and other creditor constituencies. This will require resolution of a number of significant issues, including resolution or compromise among the various creditor constituencies of whether claims against each Debtor will be treated based upon the assets and liabilities of that Debtor or whether the cases will be “substantively consolidated” in which case the assets and liabilities of all of the Debtors would be viewed as a single pool. In the event we cannot achieve agreement on our plan in a timely manner with the creditor constituencies, we still intend to develop and file a plan of reorganization, seek approval of that plan by our creditors and seek its confirmation by the Court. Although we currently believe we will be able to file a plan of reorganization within the Exclusivity Period and consummate it thereafter, our ability to do so is dependant on a number of factors, including our ability to complete the development of what we believe will be a confirmable plan of reorganization, our ability to obtain financing, if needed, for such a plan, the Court’s approval of a disclosure statement related to the plan, our ability to obtain approval of that plan by our creditors, and the Court’s confirmation of the plan.

•	Our ability to operate pursuant to the terms of the DIP Credit Facility and to extend the term of our DIP Credit Facility, if required. Our DIP Credit Facility will expire on the earlier of February 23, 2007 or the effective date of our plan of reorganization. An extension could be required if the effective date is after February 23, 2007 or the Company would be forced to seek other sources of financing to the extent available.

•	Risks associated with third parties seeking and obtaining Court approval to terminate or shorten the Exclusivity Period (or third parties opposing our motions to extend such period), modify or terminate the automatic stay, appoint a Chapter 11 trustee, or convert the cases to Chapter 7 cases.

•	Other potential adverse impacts of the Chapter 11 cases on our liquidity and results of operations.

•	Our ability to maintain contracts that are critical to our operations.

•	Our ability to attract and retain customers.

•	Our ability to attract, motivate and retain key executives and associates.

•	Potential adverse publicity.

We face a number of risks with respect to our continuing business operations, including but not limited to the following:

•	Our ability to improve profitability and generate positive operating cash flow. We realized a net loss in the third quarter, the eighth quarter out of the last eleven that we have realized a net loss. Although we are implementing merchandising, expense reduction and other initiatives designed to increase profitability, there can be no assurance of the success of these initiatives.

•	Our ability to sustain recent sales increases. Prior to achieving identical store sales increases in the second and third quarter of fiscal 2006, we had experienced over two years of sustained sales declines. Continued improvement of identical-store sales is important to our execution of a successful business plan.

•	Our ability to increase capital expenditures in the future to invest in our store base and other capital projects. In the first three quarters of fiscal 2006, our capital expenditures were $19.5 million. The current projection for capital spending in fiscal 2006 provides for only limited new store development and store remodeling activity. Stores in need of remodeling are at risk of continued sales erosion, particularly when they compete with newer or better-maintained competitor facilities. Management believes an acceleration of our major remodeling activity (at an average cost of approximately $1.3-$1.4 million per store) will be necessary in the future. Absent new sources of financing, funds for future capital investments must come from existing financing sources and future cash flows from continuing operations, which must also fund losses from continuing and discontinued operations, reorganization items, other non-operating expenses and, until insurance proceeds are received, repairs of damage from hurricanes.

•	Our response to the entry of new competitors into our markets, including traditional grocery stores and the entry of non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores and conventional department stores. Competitor store openings in our markets have had a significant negative effect on sales in recent years.

•	Our ability to upgrade our information systems and successfully implement new technology and business processes. In particular, many of these processes involve certain categories of product, pricing of products, and the communication of data to and from our stores, and are supported by “legacy” technology applications that should be replaced with more current integrated technology solutions. Until we replace these legacy applications, we may be limited in our ability to implement improved business processes. In order to compete effectively in our markets, we believe we must upgrade applications for inventory management and in-store receiving as well as address other technology needs to support current and future business operations effectively.

•	Our ability to implement improved customer service programs, particularly to enhance product offerings and assortment and customer service in our stores. Effective procurement operations are necessary to achieve many aspects of improved customer service, including high in-stock levels, product assortments that meet consumer demands and store offerings tailored to local tastes. Consistent execution of our retail operations plan throughout our store base and customer acceptance of these improvements is also necessary.

•	Our ability to implement effective pricing and promotional programs. We may need to reduce prices, increase promotional spending or introduce other measures to increase sales. There can be no assurance that these responses would be sufficient to result in increased sales or, with respect to reduced prices and/or increased promotional spending, that we would have the financial resources to fund these programs for a sufficient length of time, based on customer acceptance and competitive response, to achieve the desired result.

•

Our ability to successfully implement effective business continuity and IT recovery planning. We are in the process of evaluating our business continuity and IT recovery plans which will continue through fiscal 2006 and fiscal 2007. Until this planning is completed and the solutions implemented, our ability to recover from a natural or other disaster affecting our corporate headquarters will be adversely affected. Our mainframe systems are currently backed-up at a site in Gaithersburg, Maryland. We expect that both our server-based systems designated as “mission critical” and the related data bases will be backed up at our Baldwin, Florida distribution center by the end of July of 2006. The Baldwin distribution center is approximately 20 miles from our corporate headquarters, leaving our business susceptible to a regional disaster event. Evaluation will continue throughout fiscal 2007 to develop a plan to back up server-based systems and related databases at a remote location.

•	Our ability to reserve appropriately for self-insurance liabilities due to the variability of such factors as claims experience, medical inflation, legislative changes, jury verdicts and the effects of the Chapter 11 filings.

•	Our ability to maintain appropriate sanitation and quality standards in our stores and our products. Food safety and quality issues could involve expense and damage to our brand names.

•	Our ability to resolve certain alleged class action lawsuits successfully.

•	The success of our Customer Reward Card program in tailoring product offerings to customer preferences.

•	Changes in federal, state or local laws or regulations affecting food manufacturing, distribution or retailing, including environmental regulations.

•	General economic conditions in our operating regions, which may result in changes in consumer spending.

•	The overall lack of inflation in food prices and narrow profit margins that characterize the retail food industry.

•	Stability of product costs.

•	Increases in labor and employee benefit costs, such as health care and pension expenses.

•	Changes in accounting standards, taxation requirements and bankruptcy laws.

Because our operations are concentrated in Florida and in the states along the Gulf Coast, we face a number of risks related to possible hurricane and windstorm activity in our operating region:

With respect to the continuing impact on our operations from Hurricane Katrina, and to a lesser extent Hurricane Wilma, these risks include: (1) our ability to collect on our insurance coverage for damage resulting from Hurricane Katrina, which is subject to, among other things, the solvency of our insurance carriers, their approval of our claims and the timing of claims processing and payment; (2) our ability to re-open 10 stores that remain closed and for which we currently have no re-opening timeline; any future plans for these stores are dependent on overall plans for the development of New Orleans; there can be no assurance that these stores will re-open in the future; and (3) future sales levels in our stores in the New Orleans market, which may be negatively affected in the long term by any difficulties of local, regional and federal authorities to restore infrastructure, such as utilities, transportation and other public services, and the displacement of the population in the affected neighborhoods.

The hurricane and windstorm activities of the last two years have affected the terms and cost of our insurance coverage for potential loss in fiscal 2007 and likely thereafter. During fiscal years 2005 and 2006 we sustained significant losses due to named windstorms, but we expect that our insurance programs for such losses will permit us to recover substantially all of our out-of-pocket costs related to preparation, inventory replacement and repairs. Our experience over the last several years indicates that inventory loss is our most significant item of hurricane loss. Our insurance coverage for fiscal year 2007, effective April 30, 2006, has been adversely modified at our carriers’ insistence and will require us to retain additional exposure while at the same time increasing property insurance premiums by approximately $20 million (or approximately 200%) for the year. The new insurance coverage requires a $10 million deductible for each named windstorm, as compared to the $10 million deductible for all occurrences in last year’s policy. Under the new policy, there will be no insurance coverage for losses in excess of $110 million per occurrence and losses in excess of $60 million per occurrence will require our participation in the loss. We are unable to quantify the financial impact of this change, as it will depend upon the number of windstorms and the amount of losses incurred; however, had these provisions been in place in fiscal years 2005 and/or 2006, it would have had a material adverse impact on our business, results of operations and liquidity. To reduce the financial impact of future windstorms, we have developed procedures for hurricane preparedness designed to reduce inventory losses, such as modifying product shipments when a storm threatens and adding generators to our distribution facilities and a limited number of our stores. Purchasing and installing generators to protect substantially all of our potentially impacted stores will require investment over several years, for which we currently do not have the financing. Although we believe our new hurricane preparedness procedures may be effective in reducing future losses, hurricanes and windstorms are inherently unpredictable and there can be no assurance that the impact of hurricanes and windstorms in the upcoming hurricane season, which begins June 1, 2006, will not have a material adverse effect on our business, results of operation or liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of April 5, 2006, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to our DIP Credit Facility, which is a variable-rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with a disclosure review committee appointed by the CEO, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 5, 2006. Based on such evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 5, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2005, the Company received a letter from the United States Attorney for the Southern District of Florida indicating that a federal grand jury is investigating possible violations of federal criminal law arising out of activities related to illegal importation, possession, transportation and sale of undersized lobster in and within the United States and the State of Florida, and that the Company is a target of the investigation. On April 27, 2006, the U.S. Attorney for the Southern District of Florida filed a single Misdemeanor Count Information charging that Winn-Dixie had violated 16 U.S.C. §3372(a)(2)(A) and 3373(d)(2), for allegedly selling undersized lobster. The maximum penalty for the offense charged is $200,000. The Company is fully cooperating and believes that a resolution will be reached in the near future.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

10.1	Amendment No. 4 to Credit Agreement, dated as of March 17, 2006, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc., (as borrowers), Wachovia Bank, N. A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: May 15, 2006	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 15, 2006	/S/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

10.1	Amendment No. 4 to Credit Agreement, dated as of March 17, 2006, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc., (as borrowers), Wachovia Bank, N. A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.