Form 10-K
period 2006-06-28
WINN DIXIE STORES INC
filed 2006-09-22
CIK 107681

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of each class

Common Stock, Par Value $1.00 per Share

8.875% Senior Notes due 2008

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note-Checking the boxes above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on January 11, 2006, was approximately $70.7 million.

As of August 23, 2006, the registrant had outstanding 141,858,015 shares of common stock.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 28, 2006

PART I

Unless specified to the contrary, all information in Part I of this Annual Report on Form 10-K is reported as of June 28, 2006, which was the end of our most recently completed fiscal year.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results, particularly while the Chapter 11 cases are proceeding. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties listed in “Item 1A: Risk Factors,” and other factors that you may wish to consider, are contained elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors,” could cause our actual results to differ materially from the expected results described in our forward-looking statements, particularly while the Chapter 11 cases are proceeding. The information in this report should be read in conjunction with the risk factors and the information on forward-looking statements herein.

ITEM 1: BUSINESS

General

Founded in 1925, Winn-Dixie Stores, Inc. and its subsidiaries (which may be referred to as “we,” “us” or the “Company”) is a major food retailer operating primarily under the “Winn-Dixie” and “Winn-Dixie Marketplace” banners. As of June 28, 2006, we operated 539 stores in five states in the southeastern United States and The Bahamas.

On February 21, 2005 (the “Petition Date”), we filed for reorganization under Chapter 11 of the federal bankruptcy laws. See “Proceedings Under Chapter 11 of the Bankruptcy Code” below for further information.

Since the Petition Date, the Company has downsized its operations from over 900 stores as of the Petition Date to 539 as of June 28, 2006. See “Discontinued Operations and Restructuring” below for further information.

We generate revenues and cash as we sell products to customers in our stores. We earn income predominantly by selling products at price levels in excess of our costs to make these products available to our customers. Our costs include procurement and distribution costs, facility occupancy and operational costs, and overhead expenses. We determined that our operations are within one reportable segment. Accordingly, we have not provided segment financial information.

Our fiscal year ends on the last Wednesday in June. Fiscal years 2006, 2005, 2003 and 2002 were comprised of 52 weeks, while fiscal 2004 was comprised of 53 weeks.

Proceedings Under Chapter 11 of the Bankruptcy Code

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Chapter 11” or “Bankruptcy Code”) in the United States Bankruptcy Court. Our subsidiaries W-D Bahamas Ltd. (and its direct and indirect subsidiaries) and WIN General Insurance, Inc. (the “Non-Filing Entities”) did not file petitions under Chapter 11 of the Bankruptcy Code. The cases are being jointly administered by the United States Bankruptcy Court for the Middle District of Florida (the “Court”) under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817.”

Prior to filing, the Company experienced net losses and as of the end of the second quarter of fiscal 2005 reported a significant decline in liquidity. Following this report and subsequent downgrades from the major debt rating agencies, many of our vendors tightened our trade credit and our primary bank eliminated our incoming and outgoing Automated Clearing House (“ACH”) float, both of which further reduced our liquidity. We therefore decided to seek judicial reorganization under Chapter 11.

As of September 20, 2006, we have filed a proposed plan of reorganization (the “Plan of Reorganization” or “Plan”), have a confirmation hearing on our Plan scheduled for October 13, 2006 and expect to emerge from Chapter 11 as soon as late October 2006.

We currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of creditors and ultimate payments by us under pre-petition obligations will be addressed in a confirmed Plan of Reorganization.

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

Since the Petition Date, we have received Court approval to reject leases related to approximately 420 facilities and other executory contracts of various types. We are reviewing all of our executory contracts and leases to determine which additional contracts and leases we will reject. Our deadline to assume or reject each of our real property leases has been extended for a majority of such leases to the effective date of a plan of reorganization. We expect that the assumption of additional executory contracts and leases will convert certain of the liabilities shown on our financial statements as subject to compromise to post-petition liabilities. We also expect that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

We have incurred, and will continue to incur, significant costs associated with the reorganization. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further discussion of reorganization items.

We filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as of the Petition Date as shown on our books and records, subject to the assumptions contained in certain notes filed therewith. Certain of the schedules have been amended and all are subject to further amendment or modification. The Court established a general deadline of August 1, 2005 for the filing of proofs of claim. Special bar dates have been established for certain subsequently identified claimants. We provided notice of the bar dates in accordance with and as required by the Court orders. Differences between amounts scheduled by the Debtors and claims filed by creditors are being investigated and resolved in connection with a claims resolution and objection process. In light of the number of creditors, considerable time is needed to complete this process, which will continue beyond our emergence from Chapter 11.

The Office of the United States Trustee (the “Trustee”) appointed an unsecured creditors’ committee (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Court, including any proposed Plan of Reorganization. The Creditors’ Committee provided a letter in connection with the mailing of our Disclosure Statement indicating that it had reviewed and approved of substantially all aspects of our Plan and recommends that all creditors vote in favor of the Plan. There can be no assurance that the Creditors’ Committee will support all of our positions in the bankruptcy proceedings; disagreements with the Creditors’ Committee could protract the bankruptcy proceedings, could negatively affect our ability to operate during bankruptcy and could delay or prevent our emergence from bankruptcy.

The Trustee appointed an official committee of equity security holders (the “Equity Committee”) in August 2005 to represent the interests of our shareholders in the Chapter 11 proceedings. In January 2006, the Trustee disbanded the Equity Committee, which subsequently petitioned the Court for reinstatement. The Court denied the Equity Committee’s motion for reinstatement by orders entered in February and March 2006. Although we supported the creation of the Equity Committee at the time of its appointment, we concluded that the Trustee’s disbandment of the Equity Committee was appropriate after consideration of more recent information, including our financial statements and business plan.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date (the “Exclusivity Period”). In April 2006, the Court approved a fifth extension of the Exclusive Plan Proposal Period and Solicitation Period to June 29, 2006. On June 29, 2006, we filed a proposed Plan of Reorganization and related disclosure statement (the “Disclosure Statement”) with the Court; we filed amended versions of both of these documents on August 2, 2006. The Plan received the formal endorsement of our Creditors’ Committee and, on August 4, 2006, the Court approved our Disclosure Statement. The final Plan and Disclosure Statement were filed on August 9, 2006. The Disclosure Statement and related balloting documents were mailed between August 9, 2006 and August 15, 2006 to all holders of claims as of August 1, 2006 that are entitled to vote on the Plan. As of September 20, 2006, we intend to seek Court confirmation of the Plan at a hearing scheduled for October 13, 2006 and anticipate that we will emerge from Chapter 11 as soon as late October 2006. On August 24, 2006, the Court extended our Exclusive Solicitation Period to October 31, 2006. There can be no assurance that, if requested, the Court will further extend the Exclusivity Period, that we will not amend the Plan, that the Court will confirm the Plan or that the Plan will be consummated.

Until the Court confirms the Plan of Reorganization, the recoveries of holders of pre-petition claims are subject to change. Key elements of our proposed Plan include:

•	The Plan constitutes a compromise of substantive consolidation issues relating to the Debtors. Assets and liabilities of all of the Debtors will generally be treated as a single pool, rather than each claim being considered based on the assets and liabilities of the specific Debtor, and different classes will receive varying percentage recoveries.

•	Administrative claims and priority claims will be paid in full as required by the Bankruptcy Code, unless otherwise agreed by the holders of such claims. At the election of the Debtors, secured claims will be reinstated on their original terms, satisfied on deferred payment terms, or paid in full.

•	Substantially all unsecured liabilities will receive only common stock of the reorganized company.

•	Generally, creditors with very small claims will be paid in part or in full in cash, depending upon the amount of the claim.

•	Holders of Winn-Dixie’s currently outstanding common stock will receive no distributions under the Plan and the stock will be cancelled. Similarly, subordinated claims, including stock-related claims, will receive no distributions.

In order to confirm a plan of reorganization, the Court must make certain findings required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met. In light of the foregoing, we consider the value of our common stock to be highly speculative and caution equity holders that the stock will likely be cancelled. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or in any claims related to pre-petition liabilities and/or other Winn-Dixie securities.

The Plan and the transactions contemplated therein are more fully described in the Disclosure Statement (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 11, 2006). The Disclosure Statement includes detailed information about the Plan, five-year financial projections, estimates regarding our reorganized business enterprise value and a discussion of the events that led to our Chapter 11 case. Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the Plan, which can only occur based on the official Disclosure Statement package that, as described above, was mailed on or about August 9, 2006 to holders of claims that are eligible to vote on the Plan.

Upon emergence from bankruptcy, the amounts reported in our subsequent financial statements may change materially. As of the effective date of a Plan of Reorganization, we anticipate that we will be required to apply the “fresh start” provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), which requires that all assets and liabilities be restated to their fair values as of such effective date. Certain of these fair values will differ materially from the values recorded on our Consolidated Balance Sheet as of June 28, 2006. Additionally, our results of operations after the application of fresh start accounting will not be comparable to previous periods. As of the effective date of a plan of reorganization, we must also adopt all changes in generally accepted accounting principles that we are otherwise required to adopt within twelve months of such date. Additionally, we may opt to make other changes in accounting practices and policies as of the plan’s effective date. For all of these reasons, our financial statements for periods subsequent to our emergence from Chapter 11 will not be comparable with those of prior periods.

Discontinued Operations and Restructuring

In June 2005, we announced a plan (the “2005 Restructure Plan”) to exit, by sale or closure, 326 stores and three distribution centers in an effort to focus on our strongest stores and markets. In April 2006, we expanded this plan to include an additional 35 stores and one distribution center. As of June 28, 2006, all planned store and distribution center closures were complete. During fiscal 2006, we closed all of our manufacturing operations except two dairies and the Chek beverage plant. Additionally, in May 2006, we received Court approval to sell our ownership interest in Bahamas Supermarkets Limited, which owns twelve stores and a distribution center in the Bahamas. This sale was completed in August 2006.

Results of operations related to 357 of the 374 stores exited during fiscal 2006 and two distribution centers were classified as discontinued operations. We determined that the closure of the remaining stores, two distribution centers and the manufacturing operations did not substantially eliminate the cash flows related to those facilities, and thus the results of those facilities remain in continuing operations. In addition, the results of operations of the stores and distribution center in the Bahamas were classified as discontinued operations.

We evaluated all aspects of our field and administrative support organizations to ensure these organizations are appropriate for the planned configuration of our retail business. We invested in our field support structure, but streamlined the administrative support functions in our corporate headquarters. Due primarily to the 2005 Restructure Plan, the number of store and support associates was reduced to approximately 55,000 as of June 28, 2006.

OPERATIONS

Substantially all of our stores offer grocery, meat, seafood, produce, deli, bakery, floral, health and beauty and other general merchandise items. Most stores also include a pharmacy. We have 60 liquor stores and 5 fuel centers at our stores as of June 28, 2006.

The following chart identifies each of our markets by state and retail market area, the number of stores operating in each market area and the banners under which they operate, as of June 28, 2006. We operate our grocery warehouse stores under the “SaveRite” banner and most of our Bahamian stores under the “City Markets” banner.

	Total	Winn Dixie/ Marketplace	SaveRite	City Markets
Florida	366	358	8	—

Orlando / Daytona	81	77	4	—
Miami / Fort Lauderdale	78	78	—	—
Tampa /St. Petersburg	63	62	1	—
Jacksonville	50	47	3	—
West Palm Beach / Fort Pierce	37	37	—	—
Mobile / Pensacola	17	17	—	—
Fort Myers / Naples	14	14	—	—
Tallahassee	11	11	—	—
Panama City	10	10	—	—
Gainesville	5	5	—	—

Alabama	73	73	—	—

Birmingham	27	27	—	—
Mobile / Pensacola	20	20	—	—
Montgomery	16	16	—	—
Other	10	10	—	—

Georgia	23	23	—	—

Albany	6	6	—	—
Other	17	17	—	—

Louisiana	49	49	—	—

New Orleans	30	30	—	—
Baton Rouge	11	11	—	—
Lafayette	8	8	—	—

Mississippi	16	13	3	—

Biloxi / Gulfport	6	6		—
Other	10	7	3	—
The Bahamas (1)	12	3	—	9

Total stores as of June 28, 2006	539	519	11	9

(1)	The Bahamian stores were sold as of August 2006.

The following chart provides selected information related to our stores for the last five fiscal years:

	2006	2005	2004	2003	2002
Opened or acquired during fiscal year	—	3	11	13	5
Closed or sold during fiscal year	374	139	35	13	85
Enlarged or remodeled during fiscal year	3	15	48	62	29
Image or lead market makeover during fiscal year	—	131	331	—	—

In operation at fiscal year end	539	913	1,049	1,073	1,073
Year-end average store square footage (in thousands)	46.3	45.2	44.6	44.4	44.2

Image and lead market makeovers completed in fiscal 2004 and 2005 are significantly less in scope than a remodel. Prior to fiscal 2004, projects of the scale of an image or lead market makeover were generally included as remodels and are reflected as such in the above table for fiscal 2003 and 2002.

Merchandising

We are implementing merchandising initiatives to improve our customers’ shopping experience and help drive sales and gross profit improvement across the chain. Our approach is to launch initiatives department by department to facilitate training of store staff.

We offer national brands, as well as many of our own private-label products. These products are delivered from our distribution centers or directly to stores from manufacturers and wholesalers.

Our private-label product lines are an important aspect of our merchandising efforts. We offer approximately 2,500 private label products, marketed under four primary brands. The Winn-Dixie Prestige line of products includes a limited number of specialty items such as premium ice creams. The Winn-Dixie line of products includes dairy, pasta, cereal, snacks and peanut butter, as well as other quality products. The Thrifty Maid line of products includes canned fruits and vegetables. The Chek line of products consists of carbonated beverages.

OTHER INFORMATION

Competition

The supermarket industry is highly competitive and generally characterized by high inventory turnover and narrow profit margins. We compete based on price, product quality and variety, as well as location, service, convenience and store condition. The most significant competitive trend in the industry is the growth of low-priced retailers. While other factors remain important in creating a competitive advantage, the rapid growth of the low-priced format indicates that price is an increasingly significant driver of consumer choices in many market segments. In many locations, we regularly engage with our competitors in price competition, which sometimes adversely affects our operating margins.

We compete directly with national, regional and local supermarket chains in addition to independent supermarkets. We also compete with supercenters and other non-traditional grocery retailers such as dollar-discount stores, drug stores, convenience stores, warehouse club stores and conventional department stores. Beyond retailers, we also face competition from restaurants and fast-food chains due to the increasing trend of consumers purchasing and consuming food away from home. The number and type of competitors varies by location, as does our competitive position across individual operating markets. In general, our principal supermarket competitors include (in alphabetical order): Albertson’s, Bi-Lo, Inc. (as Bruno’s or Food World), Delhaize Group, Inc. (as Food Lion, Kash n’ Karry Food Stores and Sweetbay Supermarkets), The Great Atlantic & Pacific Tea Company (as Sav-A-Center), Publix Supermarkets, Inc. and Wal-Mart, Inc. Competitor store openings in our operating areas and competitive pricing and promotional activity continue to affect our identical store sales negatively.

Suppliers and Raw Materials Sources

We receive the products sold in our stores and the raw materials used in our manufacturing operations from a number of sources. We are generally not dependent on a single or relatively few suppliers. We believe that our products and raw materials are available in sufficient quantities to meet customer demand adequately. As with any supermarket, many brands have high consumer recognition. Though we may be able to find alternate suppliers for a particular product type, we would likely experience negative customer response if we were unable to supply a particular brand of product.

Trademarks

We actively enforce and defend our rights related to our intellectual property portfolio. In addition to the Winn-Dixie and SaveRite trademarks, we own approximately 80 other trademarks that are registered or pending as applications in the United States Patent and Trademark Office.

Seasonality

Due to the influx of winter residents to the Southeast, particularly Florida, and increased purchases of food items for the Thanksgiving and Christmas holiday seasons, we typically experience higher sales during the months of November through April as compared to the rest of the year.

Working Capital

As of June 28, 2006, working capital was comprised of $998.9 million of current assets and $577.5 million of current liabilities. Current liabilities exclude liabilities subject to compromise. Normal operating fluctuations in these substantial balances can result in changes to cash flow from operating activities as presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements related to working capital items.

Environmental Matters

We are subject to federal, state and local environmental laws that apply to property ownership, property development and store operations. We may be subject to certain environmental regulations regardless of whether we lease or own stores or land, or whether environmental conditions were created by the owner, a prior tenant or us.

We believe that compliance with federal, state and local environmental laws and regulations has not had a material effect on our capital expenditures, operating results or competitive position. We are not aware of any environmental condition at any of our properties that we consider material. However, it is possible that the environmental investigations of our properties might not have revealed all potential environmental liabilities or might have underestimated any such potential issues. It is also possible that future environmental laws and regulations or new interpretations of existing environmental laws will impose material environmental liabilities on us, or that current environmental conditions of properties that we own or operate will be adversely affected by hazardous substances associated with other nearby properties or the actions of unrelated third parties. The costs to defend any future environmental claims, perform any future environmental remediation, satisfy any environmental liabilities or respond to changed environmental conditions could have a material adverse effect on our financial condition and operating results.

Government Regulation

We are subject to regulation by a number of federal, state and local governmental agencies. Our stores also are subject to laws regarding zoning, land use, pharmacy operations and alcoholic beverage sales, among others. We believe that we are in material compliance with these laws and regulations.

Employees

As of June 28, 2006, we employed approximately 55,000 associates, approximately 24,000 on a full-time basis and 31,000 on a part-time basis.

As of June 28, 2006, none of our U.S. associates were covered by a collective bargaining agreement. As of June 28, 2006, we had a collective bargaining agreement in place that covers approximately 380 associates in nine of our Bahamian stores and the related distribution center.

Additional Information

We are a Florida corporation, headquartered at 5050 Edgewood Court, Jacksonville, Florida 32254-3699. Our telephone number is 904-783-5000.

Our web site, located at www.winn-dixie.com, provides additional information about our Company. On our web site you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the Securities and Exchange Commission. You can also obtain copies of all of our recent press releases. Our web site also contains important information about our corporate governance practices, including our Code of Conduct, information on the members of our Board of Directors, our Governance Principles and our Committee Charters. The information on our web site is not part of this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

Our business and strategic initiatives are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results, particularly while the Chapter 11 cases are proceeding. Additional information concerning the risks and uncertainties listed below, and other factors that you may wish to consider, are contained elsewhere in our filings with the Securities and Exchange Commission.

Under the priority scheme established by the Bankruptcy Code, generally post-petition liabilities and pre-petition liabilities must be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery by creditors and shareholders, if any, will not be determined until confirmation and implementation of a Plan of Reorganization. We consider the value of our common stock to be highly speculative and caution equity holders that the stock will likely be cancelled upon emergence from bankruptcy as provided in the Plan of Reorganization we have filed with the bankruptcy court and submitted to our creditors for approval. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or in any claims related to pre-petition liabilities and/or other Winn-Dixie securities.

Not obtaining timely approval and confirmation of a Plan of Reorganization could adversely affect our operating results.

We must obtain approval of a Plan of Reorganization from our creditors, confirmation of a plan by the Court and successfully implement such a Plan. Failure to accomplish these steps in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund operations and our relations with customers and suppliers may be harmed by prolonged bankruptcy proceedings. If a liquidation or prolonged reorganization were to occur, there is a significant risk that the value of the Company would be substantially eroded to the detriment of all stakeholders. We have filed our Plan with the Court but there can be no guarantee that the Plan will be approved by our creditors, confirmed by the Court and successfully implemented. Our Plan and related Disclosure Statement were filed as Exhibits 2.1 and 99.1 to the Current Report on Form 8-K filed on August 11, 2006.

If we are unable to attract and retain key leadership, we may be unable to successfully meet the challenges the Company faces.

We view the leadership of the Chief Executive, Peter Lynch, and other senior executives to be an important factor in our ability to meet the challenges we face. Mr. Lynch’s retention agreement expired on August 31, 2006. We have reached a non-binding agreement in principle with Mr. Lynch and representatives of the Creditors’ Committee for a new employment agreement with Mr. Lynch. Any understanding is not binding until a formal agreement is executed by the parties and approved by the Court, which will not occur prior to the confirmation of our Plan of Reorganization. There can be no assurance that a new agreement will be executed or approved or that we will be successful in retaining Mr. Lynch or other senior executives in the future.

In addition, under the Plan, our current Board of Directors, exclusive of the Chief Executive, will be deemed to have resigned. We anticipate having a new board selected within the timeframe required by the Plan. The transition to an entirely new Board also introduces continuity risks as we emerge from bankruptcy and seek to implement our turnaround plan.

Not achieving adequate gross profit margins negatively impacts our profitability.

We continue to experience operating losses. To improve operating performance, we must increase gross profit margins as well as increase sales and/or reduce operating and administrative expenses.

Gross profit margins in the retail grocery industry are very narrow. In order to increase or maintain our gross profit margins, we must:

•	execute merchandising initiatives that enhance product offerings and assortment and implement effective pricing and promotional programs; and

•	implement cost reductions such as a focus on reducing inventory shrink as well as improving warehouse and delivery efficiency.

Failure to achieve adequate gross profit margins through these initiatives could have a significant negative effect on our results of operations and liquidity.

Not having sufficient liquidity could have a significant negative impact on our ability to compete effectively.

Our ability to satisfy our obligations will depend on future performance, which will depend on our ability to sustain positive sales conditions in our markets, achieve adequate gross profit margins and reduce costs. We may be limited in our flexibility to plan for, or react to, changes in our business or industry and entry of new competitors into our markets. Additionally, our capacity to borrow additional funds is limited. Therefore, to the extent we are unable to generate positive cash flow, we may be placed at a competitive disadvantage in implementing effective pricing and promotional programs compared to our competitors that have less debt.

Underinvestment in stores could adversely affect our financial performance.

For the past several years, we have had limited store remodeling activity. Stores in need of remodeling are at risk of continued sales erosion, particularly when they compete with newer or better-maintained competitor facilities. An acceleration of our remodeling activity is required to compete effectively. If capital is not available for any of these projects, or these projects do not stay within the time and financial budgets that we have forecast, our future financial performance could be materially adversely affected. Further, our business plan requires remodeled stores to achieve significantly improved sales and profitability, and we cannot ensure that these remodeled stores will achieve anticipated forecast sales or profit levels.

The concentration of our locations in the southeast increases our vulnerability to severe storm damage, which could adversely affect our operations and financial results.

Our operations are concentrated in Florida and in other states along the Gulf of Mexico and the Atlantic Ocean, which increases the likelihood of being negatively affected by hurricane and windstorm activity. Specific risks that we face include the following:

•	under our current policy there will be no insurance coverage for losses in excess of $110 million per occurrence and losses in excess of $60 million per occurrence will require our participation in the loss;

•	our ability to collect on insurance coverage, which is subject to the solvency of our insurance carriers, their approval of our claims and the timing of claims processing and payment;

•	our ability to fund losses of inventory and other costs in advance of receipt of insurance payments; and

•	our ability to re-open stores that may close as a result of damage to the store and/or the operating area.

Intense competition could adversely affect our ability to attract and retain customers and ultimately impact our financial results.

We face intense competition from both traditional grocery stores and non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores, conventional department stores and restaurants. Several of our competitors are larger than we are, have greater financial resources available to them and, therefore, may be able to devote greater resources to promoting or selling their products and investing in new and remodeled locations. Increased competition could adversely affect profitability in the form of lower sales, lower gross profits and/or greater operating costs such as labor and marketing.

In order to attract customers and thus increase sales and market share, we must effectively execute in-store consistency and customer service initiatives.

We face a significant number of competitor store openings in our operating area. We must successfully implement our competitive rebuttal program that responds to competitive store openings through targeted promotions and merchandising.

We cannot assure that these actions will be successful in increasing sales and market share.

If we do not achieve sufficient operating cash flows, we may be required to recognize impairment charges to earnings.

Upon emergence from bankruptcy, we anticipate that we will be required to restate all post-petition assets and liabilities to their fair values in accordance with the “fresh start” provisions of applicable generally accepted accounting principles. Some of these fair values may differ materially from the values previously recorded on our Consolidated Balance Sheets. Additionally, these assets would be subject to periodic testing for impairment, as all long-lived assets are presently. Failure to achieve sufficient levels of cash flow relative to our long-lived assets could result in future impairment charges. We have incurred significant impairment charges to earnings in the past for long-lived asset impairments.

Food safety issues could negatively impact our brand image, operations and financial results.

We could be adversely affected if consumers lose confidence in the safety and quality of our food products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims and a loss of consumer confidence, which could have a significant negative effect on our sales and operations.

Additionally, to the extent we are unable to maintain appropriate sanitation and quality standards in our stores, food safety and quality issues could involve expense and damage to our brand names.

Unsuccessful implementation of information technology could limit our ability to operate efficiently and compete effectively.

We are dependent on information technology for many of our core business processes. We are in the process of upgrading aging technology supporting many of these processes, such as pricing of products, inventory management, in-store receiving and the communication of data to and from our stores. Unsuccessful implementation of these and other upgrades and/or new technology solutions could severely limit our ability to gain the efficiencies necessary to compete effectively in our markets. Additionally, any internal or external disruptions (i.e. natural or other disaster) to our information technology infrastructure or any compromise of our information security could significantly impact our operations.

Variability in self-insurance liability estimates could significantly impact our financial results.

We self insure for workers’ compensation, general liability, business interruptions, automobile liability, property losses and employee medical coverage up to a set retention level, beyond which we maintain excess insurance coverage. Liabilities are determined using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. The variability is caused by factors external to us such as:

•	the effect of the Chapter 11 filings;

•	historical claims experience;

•	medical inflation;

•	legislative changes to benefit levels;

•	jury verdicts; and

•	claim settlement patterns.

Any significant variation in these factors could cause a material change to our reserves for self-insurance liabilities as well as earnings.

Changes in laws and other regulations affecting our industry could increase our compliance costs.

We are subject to numerous federal, state and local laws and regulations affecting food manufacturing, distribution, retailing, accounting standards, taxation requirements and bankruptcy. Any changes in these laws or regulations could significantly increase our compliance costs and adversely affect our results of operations, financial condition and liquidity.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates, which could adversely affect our results of operations and financial condition.

There is currently no market for any new securities that might be issued pursuant to the Plan.

Any new stock that might be issued pursuant to the Plan will be securities for which there is currently no market. If a trading market does not develop, holders of the new common stock may experience difficulty in reselling their securities or may be unable to sell them at all. Additionally, holders of the new common stock may prefer to liquidate their investments rather than hold them on a long-term basis. Accordingly, any market that does develop for our securities may be volatile.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters functions are located in Jacksonville, Florida. Our stores are located in the southeastern United States and The Bahamas, as further detailed in Item 1. Each lease provides for a minimum annual rent, while certain store leases also require additional rental payments if sales volumes exceed specified amounts. We believe that all of our properties are in adequate condition for their intended use.

The following table reflects the owned and leased properties utilized in our operations as of June 28, 2006. It excludes 210 facilities that were closed or subleased as of that date.

	Owned	Leased	Total
Retail Stores	8	531	539
Manufacturing Operations	1	2	3
Distribution Centers	1	6	7
Corporate Headquarters	—	3	3

Total	10	542	552

A more detailed description of our leasing arrangements appears in Note 14 of the Notes to Consolidated Financial Statements in “Item 8: Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 3: LEGAL PROCEEDINGS

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Florida Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company. We currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business. The rights of and ultimate payments by us under pre-petition obligations are addressed in the Plan and, as proposed, will be substantially altered. The ultimate recovery by creditors will not be determined until confirmation and implementation of a plan of reorganization. Until that time, no assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. Under the Plan, our existing stock will be cancelled and no distributions will be made to our shareholders. A plan of reorganization could also result in holders of our unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. See “Item 1: Business – Proceedings Under Chapter 11 of the Bankruptcy Code” for additional information.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain of our present and former executive officers and employees, alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) relating to our Profit Sharing/401(k) Plan (the “Plan”). The actions purport to be brought on behalf of a class consisting of the Plan and participants and beneficiaries under the Plan whose individual accounts held shares in the Winn-Dixie Stock Fund during the period from May 6, 2002 through and including January 29, 2004 (the “Class Period”). More specifically, the complaints generally allege that, during the Class Period, the defendants breached their fiduciary duties to the Plan, its participants and its beneficiaries under ERISA by failing to exercise prudent discretion in deciding whether to sell Company stock to the Plan trustee for investment by the Plan, failing to provide timely, accurate and complete information to Plan participants, failing to adequately monitor and review Company stock performance as a prudent investment option, failing to manage Plan assets with reasonable care, skill, prudence and diligence and other matters. By separate court orders, both the securities law claims and the ERISA claims were consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of our Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. If any claims alleged in these lawsuits are sustained against the Company, the claims will be treated in the Company’s Chapter 11 case, and to the extent any such claims are subject to the provisions of 11 U.S.C. §510(b), such claims will be subordinated to other claims against the Company and will be treated in the same manner as our existing shares. As to the individual co-defendants, on May 10, 2005, the court entered an order staying both lawsuits as to all parties and all issues in light of our Chapter 11 filing. The court also denied the ERISA plaintiffs’ motion to dismiss the Company as a defendant so that the case could continue against the individual defendants.

In July 2004, attorneys representing a purported shareholder forwarded to our Board of Directors a written demand that it commence a derivative legal proceeding on behalf of the Company against the Board of Directors and our officers and directors who served from May 6, 2002 through July 23, 2004. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. We believe that all of these claims are without merit and we intend to defend ourselves vigorously. Moreover, any derivative claim would belong to the Company’s Chapter 11 estate and the automatic stay would prevent any party other than the Company from pursuing such claims. Under the Plan, any such claims would be released by the Company.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims related to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevents parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits will be treated in the Company’s Chapter 11 cases either pursuant to a confirmed plan of reorganization or as otherwise ordered by the Court. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay. Such claims will be subject to an administrative claims bar date to be imposed under the Plan.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

If confirmed, our proposed Plan of Reorganization will result in cancellation of existing shares of our common stock, options to purchase our common stock, and restricted stock units. Accordingly, the value of our common stock is highly speculative. Ultimately, the value of our common stock, if any, will be determined on confirmation of a plan of reorganization.

The number of holders of record of our common stock as of August 23, 2006 was 40,159. Approximately 88.8% of our outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

In 2004, our Board of Directors indefinitely suspended the declaration of future quarterly dividends. In addition, we may not declare or pay dividends during the pendency of the Chapter 11 case. Under the terms of the DIP Credit Facility, we are also substantially restricted from paying dividends.

Since February 23, 2005, our common stock has been quoted under the symbol WNDXQ on the Pink Sheets Electronic Quotation Service maintained by The Pink Sheets, LLC (the “Pink Sheets”). Previously, our common stock was quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol WIN. Due to our Chapter 11 filings, on February 22, 2005 the NYSE suspended trading of our common stock and delisted it in March 2005.

We do not believe that a highly liquid public market for our common stock currently exists, which may make it difficult to sell our common stock. Though our common stock is currently quoted on the Pink Sheets, there may be very limited demand for such stock.

The following table shows quarterly high and low prices of our common stock for fiscal 2005 and 2006. Prices through February 22, 2005 are intra-day prices as reported by the NYSE. Prices subsequent to February 22, 2005 are the high and low bid prices as reported on the Pink Sheets. Such bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. No dividends were paid in fiscal 2005 or 2006.

	High	Low
2005:
First Quarter	$7.40	3.71
Second Quarter	$5.05	2.97
Third Quarter, through February 22, 2005	$4.00	1.41
Third Quarter, subsequent to February 22, 2005	$1.55	0.55
Fourth Quarter	$1.36	0.90

2006:
First Quarter	$1.12	0.63
Second Quarter	$1.04	0.56
Third Quarter	$0.76	0.21
Fourth Quarter	$0.50	0.22

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2006.

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

In millions, except per share data

	2006	2005	2004 [1]	2003	2002
Results of continuing operations:
Net sales	$7,194	$7,005	$7,362	$7,577	$7,759
Percent increase (decrease)	2.7	(4.8)	(2.8)	(2.3)	(0.5)
Gross profit	$1,866	$1,829	$2,001	$2,208	$2,179
Other operating and administrative expenses	$2,008	$1,945	$1,981	$1,962	$1,854
Impairment and restructuring charges, net	$8	$193	$22	$0	$22
(Loss) earnings before reorganization items and income taxes	$(162)	$(342)	$(17)	$258	$241
Reorganization items, net gain	$(251)	$(148)	$0	$0	$0
Earnings (loss) from continuing operations	$99	$(384)	$(8)	$202	$154

Earnings (loss) per share from continuing operations:
Basic	$0.70	$(2.72)	$(0.05)	$1.44	$1.10
Diluted	$0.68	$(2.72)	$(0.05)	$1.43	$1.09

Cash dividends per share	$0.00	$0.00	$0.15	$0.20	$0.35

Financial data:
Capital expenditures, net	$31	$111	$204	$177	$85
Working capital [2]	$421	$810	$412	$455	$528
Total assets	$1,595	$1,987	$2,619	$2,790	$2,918
Liabilities subject to compromise	$1,118	$1,111	$0	$0	$0
Long-term debt [2]	$0	$245	$301	$311	$541
Capital lease obligations - long term	$5	$11	$13	$21	$25
Shareholders’ (deficit) equity	$(282)	$59	$917	$1,029	$812

[1]	Fiscal 2004 was comprised of 53 weeks.
[2]	For fiscal years 2006 and 2005, working capital and long-term debt exclude liabilities subject to compromise. Long-term debt includes long-term borrowings under the DIP Credit Facility.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of our business strategies, all of which are subject to certain risks and should be read in conjunction with the information contained in “Forward-Looking Statements” at the beginning of this report.

When multiple factors are provided as the explanation for business results, we quantify the approximate effect of each factor to the extent that it is practical for us to do so.

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005, Winn-Dixie Stores, Inc. and 23 of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. For further discussion of the Chapter 11 cases, see “Item 1: Business – Proceedings Under Chapter 11 of the Bankruptcy Code” above.

Overview

In fiscal 2006 identical store sales increased 5.9% as compared to fiscal 2005, which is an improvement over our prior year negative identical store sales trends. Gross margin decreased by 20 basis points for fiscal 2006 as compared to fiscal 2005, resulting primarily from more aggressive pricing and promotional programs and increased warehouse and delivery costs, partially offset by improved shrink results. Our cash on hand and liquidity have improved since the beginning of the fiscal year, primarily as a result of asset sales and inventory liquidations, which were partially offset by operating losses. As of June 28, 2006, we had no outstanding borrowings on our revolving loan and $40.0 million outstanding on our fixed term loan.

We expect that identical sales in fiscal 2007 will be positive, but anticipate the growth to be smaller than the 5.9% increase experienced in 2006. We anticipate our fiscal 2007 other operating and administrative expenses as a percentage of sales to remain flat as compared to fiscal 2006.

Results of Operations

Continuing Operations

Fiscal year ended June 28, 2006 (“fiscal 2006”) compared to Fiscal year ended June 29, 2005 (“fiscal 2005”)

Net Sales. Net sales for fiscal 2006 were $7.2 billion, an increase of $0.2 billion, or 2.7%, compared to fiscal 2005. Net sales from continuing operations primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel, floral and photography department sales comprised approximately 10% of net sales from continuing operations in both fiscal 2006 and fiscal 2005.

Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the year and comparable store sales for continuing operations stores, which include replacement stores, increased 5.9% for fiscal 2006.

Identical sales increased throughout the Company as a result of improved average sales per customer visit, which we believe is due in part to improved store execution and customer service, the introduction of merchandising initiatives, which include pricing and promotional programs, and new brand marketing initiatives, in addition to the positive impact from sales in the area impacted by Hurricane Katrina as described below. The number of customer visits in fiscal 2006 was approximately the same as the prior fiscal year.

Areas significantly affected by Hurricane Katrina reported substantially greater increases in identical store sales because of fewer open competitor stores and restaurants, the influx of relief and construction workers to the areas, and, along the Gulf Coast, population shifts to Baton Rouge and other less-affected areas.

We believe that competition remains a key factor that negatively affects our identical store sales, particularly upon opening of a new competitor store. Our competitive rebuttal program uses targeted promotions, improved store conditions, training and neighborhood merchandising, prior to and during selected competitor store openings, in an effort to drive sales and customer traffic and thus maintain market share. We believe that this strategy has mitigated a portion of the impact of such openings during the last three quarters of fiscal 2006. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to negatively affect our identical store sales.

We expect that identical sales in fiscal 2007 will be positive, but anticipate the growth to be smaller than the 5.9% increase experienced in 2006. Stores in areas significantly affected by Hurricane Katrina are not expected to sustain the sales increases experienced in 2006. We anticipate additional improvement in sales related to improved in-store execution and customer service, the introduction of additional merchandising initiatives, and brand marketing initiatives. The majority of store remodeling activity is not anticipated to begin until the second half of fiscal 2007 and thus is not expected to result in substantial sales increases in fiscal 2007. We currently have no plans to open new stores in fiscal 2007 other than two stores closed due to Hurricane Katrina that are scheduled to reopen.

Gross Profit on Sales. Gross profit on sales increased $37.1 million for fiscal 2006 compared to fiscal 2005. As a percentage of sales, gross margin was 25.9% and 26.1% for fiscal 2006 and fiscal 2005, respectively.

Gross margin declined by approximately 20 basis points as a result of both positive and negative factors. Pricing and promotional programs accounted for approximately 50 basis points of the decline. A reduction in vendor allowances and cash discounts accounted for approximately 20 basis points of the decline, primarily because many vendors have shifted from slotting fees to promotional programs that are tied to purchase volumes (due to store closures, our total purchase volumes have declined). Higher labor, fuel and energy costs accounted for approximately 20 basis points of the decline. Operational improvements focused on reducing inventory shrink offset the negative factors, resulting in a gross margin increase of approximately 63 basis points.

Other Operating and Administrative Expenses. Other operating and administrative expenses for fiscal 2006 increased by $63.3 million as compared to fiscal 2005. As a percentage of sales, other operating and administrative expenses were 27.9% and 27.8% for fiscal 2006 and fiscal 2005, respectively.

The increase in other operating and administrative expenses is due to increases in salaries and employee-related costs of $50.6 million, due to an investment in retail labor hours in our efforts to improve customer service, which was partially offset by decreases in administrative areas. We also incurred $17.8 million of additional utility costs due to rate and consumption increases and $13.8 million in increased insurance costs. The increased expenses were partially offset by a decrease of $20.7 million in professional fees that were unrelated to our bankruptcy. Certain prior year items did not recur in the current year, including $9.7 million related to the severance of our former CEO. Other increases and decreases in the components of this expense substantially offset each other.

We anticipate our fiscal 2007 other operating and administrative expenses as a percentage of sales to remain flat as compared to fiscal 2006. Increases in utilities and insurance costs are expected to be offset by cost reductions in certain retail operations areas. Retail salaries are expected to increase as sales increase but at a lower rate than the growth of sales.

Impairment. Impairment charges related to the following (in thousands):

	2006	2005
Store facilities - continuing operations	$7,003	$47,977
Manufacturing facilities	46	5,121
Distribution centers	8,239	4,506
Information technology projects	313	8,838
Airplanes	—	4,864
Goodwill	—	87,112

Total, continuing operations	15,601	158,418

Impairment charges - discontinued operations	7,691	113,936

Total impairment charges	$23,292	$272,354

In fiscal 2006 and 2005, we estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above except goodwill. We modified certain cash flow estimates during fiscal 2005 based on our planned exit from 326 stores and other facilities in connection with the 2005 Restructure Plan announced in June 2005. Modified estimates included the number and timing of stores to be exited, the percentage of stores to be sold and sales proceeds, among others.

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

Reorganization items, net gain. Reorganization items, net gain, represents amounts incurred since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and was comprised of the following (in thousands):

	2006	2005
Professional fees	$42,890	23,029
Lease rejections	(279,276)	(185,596)
Employee costs	6,975	3,330
Write-off of debt issue costs	—	4,254
Interest income	(1,995)	—
Abandoned property	794	6,022
Estimated claims adjustments and other, net	(20,568)	668

Reorganization items, net gain	$(251,180)	(148,293)

Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. We rejected a number of leases, resulting in the recognition of non-cash gains and losses. We may reject additional leases in the future, which may result in recognition of material gains or losses.

Employee costs relate to our key employee retention plan, by which certain key associates, including executive officers, are eligible for retention incentives. The key associates were classified into different bands based on their level of responsibility and role within the Company. The incentive amount was based on a key associate’s band and base salary at the time the bonus was determined. The incentive is payable in four equal installments, contingent upon continued employment through the payment dates. As of June 28, 2006, we have paid three of the installments. The final installment is scheduled to be paid subsequent to emergence from Chapter 11.

On the Petition Date, in accordance with SOP 90-7 we ceased amortization of debt issue costs related to pre-petition obligations and expensed the unamortized balance of all debt issue costs related to our 8.875% Senior Notes (the “Notes”). Abandoned property represents the net book value of equipment and leasehold improvements in facilities for which the lease has been rejected and the property turned over to the landlord. Estimated claims adjustments result primarily from potential landlord and general liability claimants that did not file a proof of claim by the Court-established bar date.

Net cash paid for reorganization items totaled $55.0 million and $15.0 million for 2006 and 2005, respectively. In 2006, we paid $48.4 million for professional fees, $6.6 million for employee costs, and $1.5 million for other costs, which were offset by $1.5 million of interest income received. In 2005, we paid $11.1 million for professional fees, $3.1 million for employee costs and $0.8 million for other costs.

Interest Expense. Interest expense is primarily interest on long-term debt, short-term debt and capital leases. Net interest expense totaled $12.0 million for fiscal 2006, as compared to $33.1 million for fiscal 2005. The decrease in interest expense relates primarily to interest on our Notes for which interest was not recognized subsequent to the Petition Date in accordance with SOP 90-7. We recognized $18.0 million of interest expense related to these Notes during fiscal 2005 prior to the Petition Date. Also in fiscal 2005, as of the Petition Date, we expensed the $5.2 million unamortized balance of debt issue costs related to our pre-petition credit facility.

Income Taxes. The effective tax rate on continuing operations was a benefit of 10.8% for fiscal 2006 as compared with a provision of 98.5% for fiscal 2005. The fiscal 2006 rate reflected the maintenance of a full valuation allowance on our deferred tax assets, as further discussed below, and a benefit related to net operating loss carryback amounts. In the fourth quarter of 2006, we recorded a benefit of $4.5 million to correct fiscal 2005 errors including a benefit of $11.7 million related to additional refunds from net operating loss carrybacks partially offset by an expense of $7.2 million primarily related to depreciation and LIFO errors. The errors were insignificant to 2005 and 2006. The fiscal 2005 rate reflected the establishment of a full valuation allowance against our net deferred tax assets.

We evaluated the future realization of our net deferred tax assets during the second quarter of fiscal 2005. As a result of cumulative losses experienced to that point in fiscal 2005 and in the prior two fiscal years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, we determined that it was more likely than not that our net deferred tax assets would not be realized. As a result, we recognized a full valuation allowance of $314.4 million against these assets. We recognized no tax benefit or expense during the remainder of fiscal 2005.

As a result of an Internal Revenue Service (“IRS”) audit of fiscal years 2000 through 2002, we were assessed $49.0 million in taxes and penalties during fiscal 2005. During fiscal 2006, we were also assessed $21.4 million in taxes and penalties resulting from an audit of fiscal years 2003 and 2004. We filed protests regarding substantially all of the amounts assessed. As a result of a pending compromise settlement reached in September 2006, certain deductions taken in fiscal years 2000 through 2002 will be taken over subsequent years resulting in $7.5 million of tax and $2.1 million of interest to be deducted from pending refunds, with no penalties incurred. The proposed settlement is pending customary approvals within the IRS. There is no change in the status of the 2003 through 2004 assessment; however, any change in the timing of deductions is not expected to result in any additional tax or interest due to the net operating losses incurred in fiscal years 2005 through 2006.

Net Earnings (Loss) From Continuing Operations. Net earnings from continuing operations was $98.9 million for fiscal 2006, or $0.68 per diluted share, as compared to a net loss of $383.8 million, or $2.72 per diluted share, in fiscal 2005, for the reasons discussed above.

Fiscal year ended June 29, 2005 (“fiscal 2005”) compared to Fiscal year ended June 30, 2004 (“fiscal 2004”)

Net Sales. Net sales for the 52 weeks ended June 29, 2005 were $7.0 billion, a decrease of $0.4 billion, or 4.8%, compared to the 53 weeks ended June 30, 2004. Net sales from continuing operations primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel, floral and photography department sales comprised approximately 10% of net sales from continuing operations in both fiscal 2005 and fiscal 2004.

Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the year, decreased 3.3% for fiscal 2005. Comparable store sales for continuing operations stores, which include replacement stores, decreased 3.2% for fiscal 2005. Identical and comparable store sales comparisons were measured on a 52-week basis, while the total sales comparisons were based on 52 weeks in fiscal 2005 and 53 weeks in fiscal 2004.

The decline in identical store sales was due primarily to a decline in customer count, as measured by the number of in-store transactions. We believe that the decline in customer count was primarily attributable to the factors that affected our sales over the last several years, most notably competitor store openings in our operating areas, conditions in our stores and competitor pricing and promotional activity. We experienced some negative impact on sales due to a temporary disruption to our supply chain caused by the Chapter 11 filing in the third quarter of 2005 and experienced some positive impact from hurricane-related shopping in the first quarter and our produce campaign in the third quarter.

Gross Profit on Sales. Gross profit on sales decreased $171.3 million for fiscal 2005 compared to fiscal 2004. As a percentage of sales, gross margin was 26.1% and 27.2% for fiscal 2005 and fiscal 2004, respectively.

Our gross margin decline for fiscal 2005 was attributable to increased inventory shrinkage as a percentage of sales. The shrinkage occurred primarily in perishable items, due to spoilage, breakage and other inventory losses. The gross margin for fiscal 2005 was also negatively impacted by primarily reductions in new item slotting allowances, as a result of a change in business practices by vendors away from slotting fees to other promotional programs tied to sales volumes. The pricing and promotional strategies implemented during the year partially offset the negative factors described previously.

Other Operating and Administrative Expenses. Other operating and administrative expenses for fiscal 2005 decreased by $35.9 million as compared to fiscal 2004. As a percentage of sales, other operating and administrative expenses were 27.8% and 26.9% for fiscal 2005 and fiscal 2004, respectively.

Operating and administrative expenses decreased slightly from fiscal 2004 though fiscal 2004 consisted of 53 weeks while fiscal 2005 consisted of 52 weeks. We did not experience a reduction in variable expenses consistent with the decline in sales and store base in fiscal 2005 as compared to fiscal 2004, as we invested in store labor hours in an effort to improve customer service.

The decrease in other operating and administrative expense in fiscal 2005 as compared to fiscal 2004 was due to a decrease of $44.9 million of vacant store lease expense due to a review of assumptions in fiscal 2004 related to likelihood of subleasing these facilities in combination with the reduction of current year expense due to the rejection of leases on a large number of these closed stores. In addition, there was a decrease of $18.8 million due in part to a reduction of depreciation expense on impaired long-lived assets, and a decrease in self-insurance expense of $9.4 million. Salaries and other employee-related costs increased by $17.1 million due to previously mentioned investment in store labor. Professional fees also increased by $20.0 million due to use of outside professionals in conjunction with our turnaround strategy and preparation of the bankruptcy filing. The remainder of the change relates to other expense items for which the changes were individually insignificant.

Impairment. Impairment charges related to the following (in thousands):

	2005	2004
Store facilities - continuing operations	$47,977	$7,717
Manufacturing facilities	5,121	5,673
Distribution centers	4,506	—
Information technology projects	8,838	—
Airplanes	4,864	—
Goodwill	87,112	—

Reported as impairment charges	158,418	13,390
Reported as restructuring charges	—	6,340

Total, continuing operations	158,418	19,730

Impairment charges - discontinued operations	113,936	44,166

Total impairment charges	$272,354	$63,896

In fiscal 2005 and 2004, we estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above except goodwill. We modified certain cash flow estimates during fiscal 2005 based on our planned exit from 326 stores and other facilities in connection with the 2005 Restructure Plan announced in June 2005. Modified estimates included the number and timing of stores to be exited, the percentage of stores to be sold and sales proceeds, among others.

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

In 2004, in connection with the decline in sales and cash flows of certain stores, as well as our announcement of the 2004 Restructure Plan (defined in “Discontinued Operations and Restructuring,” below), which included the sale or closure of 156 stores and other facilities, we evaluated long-lived assets for impairment, resulting in the impairment charges identified above. Additionally, we recorded an impairment charge to reduce goodwill by $0.7 million related to the sale of certain store locations classified as discontinued operations.

Reorganization items, net gain. Reorganization items, net gain totaled $148.3 million in fiscal 2005, as previously discussed. Because these costs relate to the Chapter 11 cases, there were none in fiscal 2004.

Interest Expense. Interest expense is primarily interest on long-term debt, short-term debt and capital leases, as well as income or expense related to swaps. Net interest expense totaled $33.1 million for fiscal 2005, as compared to $14.3 million in fiscal 2004. The increase in interest expense in fiscal 2005 was due to $14.4 million of interest income recognized in fiscal 2004 upon termination of the interest rate swaps related to our Notes and $9.1 million of increased interest on our revolving credit facilities due to increased borrowings during fiscal 2005.

Additionally, the $5.2 million unamortized balance of debt issue costs related to our pre-petition credit facility was expensed, as that facility was paid off in full from the proceeds of the DIP Credit Facility and subsequently cancelled. These increases were partially offset by contractual interest not charged to operations. In accordance with SOP 90-7, we ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise as of the Petition Date. Interest at the stated contractual amount that was not accrued for this reason was $9.3 million.

Income Taxes. We accrued income taxes on continuing operations at an effective tax rate of 98.5% for fiscal 2005 as compared with a benefit of 56.1% for fiscal 2004. The fiscal 2005 rate reflected the establishment of a full valuation allowance for our deferred tax assets, as discussed previously. The fiscal 2004 rate reflected the benefit of state and local income taxes and beneficial permanent differences.

Net Loss (Earnings) From Continuing Operations. Net loss from continuing operations amounted to $383.8 million for fiscal 2005, or $2.72 per diluted share, as compared to net loss of $7.5 million, or $0.05 per diluted share, for fiscal 2004, for the reasons discussed above.

Discontinued Operations and Restructuring

In evaluating whether elements of our restructuring plans qualify for discontinued operations classification, we consider each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to our ongoing operations and cash inflows of our nearby stores are not expected to increase significantly as a result of the exit, the results of operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are classified as discontinued operations only if we determine that the related cash flows will not be significant to our ongoing operations. Costs incurred to dispose of a location are included in loss on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as restructuring costs.

2005 Restructure Plan

In June 2005, we announced our 2005 Restructure Plan, to exit, by sale or closure, 326 stores and three distribution centers in an effort to focus on our strongest stores and markets. In April 2006, we expanded this plan to include an additional 35 stores and one distribution center. As of June 28, 2006, all planned store and distribution center closures were complete. During fiscal 2006, we closed all of our manufacturing operations except two dairies and the Chek beverage operation. Additionally, in May 2006 we received Court approval to sell our ownership interest in Bahamas Supermarkets Limited, which owns twelve stores and a distribution center in The Bahamas. This sale was completed in August 2006.

We classified results of operations related to 357 of the 374 stores closed during fiscal 2006 and two distribution centers as discontinued operations. We determined that the closure of the remaining stores, the manufacturing operations and two of the distribution centers did not eliminate the cash flows for similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations. In addition, the results of operations for the stores and distribution center in The Bahamas were classified as discontinued operations.

We restructured our field and administrative support staff to support the planned configuration of the retail business. The number of store and support associates was reduced to approximately 55,000 as of June 28, 2006.

2004 Restructure Plan

In April 2004, our Board of Directors approved a plan (the “2004 Restructure Plan”) to exit 156 stores and three distribution centers. We also specified six manufacturing operations to be exited. These actions were substantially complete at the end of fiscal 2005.

We classified results of operations of all 156 stores and two distribution centers as discontinued operations. We determined that the closure of the other distribution center and the manufacturing operations did not eliminate the cash flows for warehousing and similar manufactured goods, respectively, and thus the results of operations of those facilities were reported in continuing operations

Financial Information

Net sales from discontinued operations were $684.3 million, $3.2 billion and $4.3 billion for fiscal 2006, 2005 and 2004, respectively. The net loss from discontinued operations was $463.8 million, $448.8 million and $92.9 million for fiscal 2006, 2005 and 2004, respectively. Such losses included a loss on disposal of discontinued operations of $320.8 million, $129.5 million and $16.8 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring (gains) charges, net were ($7.7) million, $34.2 million and $8.9 million for fiscal 2006, 2005 and 2004, respectively, related to employee termination costs, lease termination costs and other location closing costs. Included in restructuring (gains) charges, net for 2006 is a $41.5 million gain from the June 2006 sale of the Pompano distribution center.

Although we have accrued the lease liabilities on closed facilities, the payments will continue through either the contractual term of the lease or the lease rejection date as ordered by the Court. The following tables reflect the restructuring expenses and change in accruals (in thousands). All expenses incurred during fiscal 2006 related to the 2005 Restructure Plan. The 2004 Restructure Plan was substantially complete as of June 29, 2005.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Restructuring:
(Gain) loss on sale/retirement, net	(50,435)	(4,661)	6,789
Lease termination costs	32,804	34,950	496
Employee termination costs	5,385	2,226	1,554
Other location closing costs	4,547	1,724	73

Total restructuring (gains) charges, net	(7,699)	34,239	8,912

Loss on disposal:
(Gain) loss on sale/retirement, net	(60,450)	(13,014)	(1,241)
LIFO liquidation	(39,820)	(20,349)	—
Lease termination costs	373,328	134,891	10,075
Employee termination costs	21,524	17,983	3,684
Other location closing costs	26,264	9,945	4,324

Total loss on disposal	320,846	129,456	16,842

Total incurred	313,147	163,695	25,754

The following table summarizes the change in liabilities recorded for restructuring plans (in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 25, 2003	$—	—	—
Additions	9,635	4,464	5,171
Utilizations	(2,611)	(704)	(1,907)

Balance at June 30, 2004	$7,024	3,760	3,264

Additions	19,127	16,106	3,021
Utilizations	(21,484)	(16,448)	(5,036)
Adjustments	(4,507)	(3,258)	(1,249)

Balance at June 29, 2005	$160	160	—

Additions	48,633	34,033	14,600
Utilizations	(33,404)	(23,319)	(10,085)
Adjustments	(11,765)	(9,515)	(2,250)

Balance at June 28, 2006	$3,624	1,359	2,265

In the Consolidated Balance Sheets, employee termination costs are included in accrued wages and salaries, and other location closing costs are included in accrued expenses.

Severe Storm Damage and Hurricane Recoveries

During 2005 and 2006, we sustained significant losses due to named windstorms. Insurance programs that were in effect at the time have allowed us to recover substantially all of our out-of-pocket costs related to preparation, inventory replacement and repairs. In response to the losses sustained by the insurance industry over the last few years, effective April 30, 2006, insurance coverages were adversely modified and now require us to retain additional exposure, while at the same time increasing property insurance premiums by approximately $20 million. The deductibles and insurance limits are assessed on a per storm basis, rather than in aggregate for all storms within the annual policy period as in the past. The new coverage requires a $10 million deductible for each named windstorm, as compared to a $10 million deductible for all occurrences within the annual policy period under the prior policy. There is no insurance coverage for losses in excess of $110 million and losses in excess of $60 million require our participation in the loss. During 2005 and 2006, of the nine storms that affected us, only one, Katrina, caused losses in excess of $60 million. These coverage changes effectively increase our financial risk related to potential windstorm activity. We are unable to quantify the maximum financial impact of this change, as it would be dependent upon the number of windstorms and amount of losses incurred; however, significant windstorm losses would negatively affect results of operations and liquidity.

To reduce the financial impact of future windstorms, we have developed procedures for hurricane preparedness to reduce inventory losses, such as modifying product shipments as a storm threatens, adding generators to distribution centers and purchasing a small number of generators that can be positioned in affected stores.

We incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. We expect to be fully covered for losses in excess of our then-applicable $10 million annual windstorm and $5 million annual flood insurance deductibles. Expenditures to repair damage and replenish inventory are generally required in advance of the receipt of insurance proceeds, which negatively affects liquidity. As of June 28, 2006, we had received advances totaling $50.0 million on our claims for the fiscal 2006 storms, and had recorded a receivable of $46.2 million. Advances received to date have been classified as an operating activity in the statement of cash flows.

During 2005, four hurricanes caused damage and losses in much of our operating area. Due to insurance recoveries in excess of out-of-pocket costs, we recognized no significant impact to cost of sales or operating and administrative expenses from these storms. During 2006, we settled the majority of our claims related to the 2005 storms and received a payment of $14.5 million, in addition to $50.0 million received in 2005. This settlement was also classified as an operating activity in the statement of cash flows.

Liquidity and Capital Resources

Summary

As of June 28, 2006, we had $312.0 million of available liquidity, comprised of $147.6 million of borrowing availability under the DIP Credit Facility and $164.4 million of certain cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash, trade credit and cash flows from operating activities to fund our cash requirements for existing operations and limited capital expenditures through the effective date of a plan of reorganization, which we expect as soon as late October 2006. Upon emergence, we expect to replace the DIP Credit facility with an exit facility for which we currently have a commitment letter, as described below. Based on the Plan as currently proposed, we believe that we have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from operating activities to fund our cash requirements for existing operations and capital expenditures on a more expanded basis subsequent to emergence through the end of fiscal 2007. We anticipate that increased capital expenditures for new store development and further remodeling efforts will be required in the long-term, for which cash is anticipated to be provided by future improvements in operating results and borrowing availability.

The Consolidated Financial Statements included in this Form 10-K were prepared on a “going concern” basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our liabilities in the ordinary course of business. A number of factors negatively affected our liquidity and may affect our ability to continue as a going concern. These factors include, but are not limited to: (1) past operating performance and our ability to implement future initiatives designed to improve sales, gross margin and reduce expenses and (2) we currently operate as debtors-in-possession under Chapter 11 of the Bankruptcy Code. As described above, we have filed our proposed Plan of Reorganization and expect Court approval of the Plan in late October.

DIP Credit Facility and Senior Notes

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility to provide funds for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-K contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement (included as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005); the first amendment, dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 6, 2005); the second amendment, dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005); the third amendment, dated January 31, 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2006); the fourth amendment, dated March 17, 2006 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2006); and the fifth amendment, dated August 1, 2006 (filed as Exhibit 10.1 to the Form 8-K filed on August 4, 2006). The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

The first amendment to the DIP Credit Facility converted $40.0 million of the outstanding borrowing on the revolving line portion to a term loan, for which all material terms are consistent with the other portions of the facility. The second amendment established a post-petition trade lien program with certain trade vendors and amended the definition of “permitted disposition” to allow us to sell or liquidate certain locations (see “Discontinued Operations and Restructuring”). The third amendment modified the calculation of the EBITDA covenant. The fourth amendment allowed us to sell or liquidate certain locations (see “Discontinued Operations and Restructuring”). The fifth amendment changed the definition of Excess Availability to include certain cash deposits, modified the definition of insurance to coincide with the current policy terms and provided a change to allow our bank an unsecured interest related to their ACH transfer exposure as it relates to our banking transactions.

Including the revolving loan balance and the term loan, outstanding borrowings on the DIP Credit Facility were $40.0 million and $245.0 million as of June 28, 2006 and June 29, 2005, respectively. The average and peak borrowings on the revolving loan portion of the facility during fiscal 2006 were $34.5 million and $261.8 million, respectively.

At our option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of June 28, 2006, the interest rate on the term loan was 7.19%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, which effectively reduces our borrowing availability. As of June 28, 2006, we were in compliance with the above covenants. In addition, certain covenants substantially restrict our ability to pay dividends.

Borrowing availability was $147.6 million as of June 28, 2006, as summarized below (in thousands):

June 28, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $243,310, including $218,198 related to outstanding letters of credit)	$287,643
Outstanding borrowings	(40,000)

Excess Availability	247,643
Limitation on Excess Availability	(100,000)

Borrowing availability	$147,643

As shown above, availability under the DIP Credit Facility is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

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

As of June 28, 2006, we had letters of credit totaling $220.6 million issued under the DIP Credit Facility. An additional $11.3 million in letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $14.3 million as of June 28, 2006. Substantially all outstanding letters of credit related to workers’ compensation programs.

In addition to the DIP Credit Facility, we have $300.0 million of outstanding Notes that bear interest at 8.875% per annum. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary for these types of agreements. The Chapter 11 filings created an event of default under the Notes. See “Contractual Obligations and Commercial Commitments” below for further discussion. While operating under Chapter 11, we are prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. In accordance with SOP 90-7, as of the Petition Date we ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

Exit Facility

On June 28, 2006, we entered into a commitment letter for a senior secured revolving credit facility for $725 million (the “Exit Facility”) with Wachovia Bank, N.A. and Wachovia Capital Markets, LLC. The facility includes a $300 million letter of credit sub-facility and has a five-year term. It will be collateralized by senior liens on substantially all assets of the Company and replace our $800 million DIP Credit Facility on the effective date of a plan of reorganization. On July 27, 2006, the Court approved this financing, but the closing for the Exit Facility remains subject to a number of conditions, including Court confirmation of a plan. The Exit Facility will include various financial and other customary covenants for these types of financings. The covenants have not yet been negotiated in detail. The Exit Facility is expected to increase our borrowing availability as compared to the DIP Credit Facility due to more favorable terms. The preceding description is qualified in its entirety by reference to the Exit Facility commitment letter (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006).

Historical Cash Flow Data

The following table sets forth certain Consolidated Statements of Cash Flow data for fiscal 2006 and fiscal 2005 (in thousands). Cash flows from discontinued operations have been reported with cash flows from continuing operations within operating, investing and financing activities.

Cash provided by (used in):	Fiscal 2006	Fiscal 2005
Operating activities	$199,402	(228,136)
Investing activities	149,405	3,368
Financing activities	(206,670)	230,091

For fiscal 2006, net cash provided by operating activities was $199.4 million, resulting primarily from inventory liquidation and the resumption of vendor credit and accounts receivable collection.

Inventory Liquidation

Merchandise inventory decreased $320.5 million during fiscal 2006 due primarily to the sale or closure of stores and distribution centers. Most of this liquidation occurred during the first quarter of fiscal 2006 and generated a substantial portion of the total cash provided by operating activities for fiscal 2006.

Resumption of Vendor Credit and Accounts Receivable Collection

Since June 29, 2005, accounts payable increased $125.8 million and trade and other receivables decreased $54.1 million, due in part to the resumption of vendor credit and collection of accounts receivable from our vendors. In August 2005, the Court entered an order that allows claims by vendors for products delivered within the reclamation window, generally ten days prior to the Petition Date, to be settled if the vendor participates in the reclamation settlement process as specified in the order. Participating vendors are required to return us to payment terms in place prior to filing, or 20 days, whichever is less. Because a significant number of vendors required us to pay cash in advance for goods, the resumption of trade credit under the reclamation order resulted in an overall increase in cash provided by operating activities and additional liquidity. In addition, certain pre-petition vendor receivables have been settled and post-petition vendor receivables are being paid more promptly.

The reclamation claims due to the participating vendors, net of the associated vendor receivables, are being paid in nine equal monthly installments, beginning the later of September 30, 2005 or the last day of the month in which the vendor agrees to participate in the reclamation settlement process. As of June 28, 2006, we have paid $67.2 million of reclamation claims.

Other operating activities

The cash effect of reorganization items was $55.0 million, primarily payments to professionals for financial, legal, real estate and valuation services directly related to the reorganization process, as well as retention incentive payments to a number of key associates.

Expenditures to repair damage and replenish inventory lost as a result of hurricanes, particularly Hurricanes Katrina and Wilma, have generally been required in advance of the receipt of insurance proceeds. As of June 28, 2006, we have received advances of $50.0 million on our claims for the fiscal 2006 storms and recorded a receivable of $46.2 for expenditures made but not yet recovered from insurance carriers.

Net losses from continuing operations have also negatively affected cash flows from operating activities.

Investing and Financing Activities

Cash provided by investing activities was substantially driven by the receipt of $167.6 million in proceeds from sales of facilities and other assets, primarily related to the 2005 Restructure Plan. We made capital expenditures of $30.5 million in fiscal 2006, which includes repairs to locations damaged by hurricanes and minimal investment in store improvements and equipment acquisition.

Cash used in financing activities primarily related to net payments of $205.0 million on the DIP Credit Facility. We used cash received from the sales of facilities and other assets and from inventory liquidation to make these payments.

Principal Uses of Cash

We expect our principal uses of cash through the effective date of a plan of reorganization, which we anticipate by late October 2006, to be operating expenses; reorganization expenses; debt service, including both interest payments under the DIP Credit Facility and payments of pre-petition claims in accordance with Court orders; as well as limited capital expenditures.

If the Plan is confirmed as currently proposed, upon the effective date of the Plan, we expect we will be required to pay approximately $120.0 million to $140.0 million for amounts due for outstanding professional fees, contract cure amounts, certain cash claims and to repay the $40 million term loan. Subsequent to emergence, our cash requirements will be operating expenses and capital expenditures.

Capital expenditures for fiscal 2007 are expected to be on a more expanded basis than in fiscal 2006 and are expected to include expenditures associated with store remodels, store maintenance, information technology investments and hurricane mitigation efforts. The largest category is expected to be earmarked for store remodels, which are intended to upgrade the existing store base to drive customer traffic. A majority of expenditures related to store remodels are not expected to occur until the second half of fiscal 2007.

Contractual Obligations and Commercial Commitments

The filing of our Chapter 11 cases caused us to default under certain of our direct financial obligations, including certain long-term and short-term debt obligations as well as leases. The filing also created an event of default under our Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The filing may have also created an event of default under substantially all of our leases, including leases related to our information technology, as well as store, distribution and manufacturing properties. The ability of the Note holders and lessors to enforce their rights is stayed as a result of the Chapter 11 filings, and such rights are subject to the applicable provisions of the Bankruptcy Code.

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us generally may not be enforced. In addition, we generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Court and certain other conditions. Therefore, the contractual obligations and commercial commitments shown in the tables below may not reflect actual cash outlays in future periods and will be determined in accordance with a confirmed plan of reorganization.

Contractual obligations represent known future cash payments that we are required to make under existing arrangements, such as debt and lease agreements, and exclude contracts that were rejected. The table below presents the scheduled maturities of our contractual obligations as of June 28, 2006:

	Payment due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$340.4	40.2	300.2	—	—
Capital lease obligations	13.9	4.4	5.4	3.7	0.4
Operating leases (2)	2,283.1	240.1	444.7	396.1	1,202.2
Purchase obligations (3)	451.4	248.6	176.3	19.6	6.9
Retirement plans (4)	8.9	8.9	—	—	—

Total	$3,097.7	542.2	926.6	419.4	1,209.5

1	Includes the $40.0 million term loan outstanding under the DIP Credit Facility. Excludes $220.6 million of letters of credit outstanding and Borrowing Availability of $147.6 million as of June 28, 2006. Excludes $11.3 million in letters of credit outstanding unrelated to those issued under the DIP Credit Facility as of June 28, 2006. The $300.0 million Notes are included but are subject to compromise.

2	Excludes $266.8 million of lease rejection claims related to facility leases rejected since the Petition Date.
3	The Company enters into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations relative to such products and if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Contracts that are cancelable, typically upon return of certain allowances, are not included above. Those that are either non-cancelable or are less specific as to the remedies upon cancellation are included above. Included in the amounts above are open purchase orders of $131.1 million.
4	Payments for retiree plans are based on actuarial projections related to our defined benefit and retiree medical plans and are for the upcoming year only.

Impact of Inflation

Our primary costs are inventory and labor, both of which increase with inflation. Recovery of these costs will come, if at all, from improved operating efficiencies, including improvements in merchandise procurement, and through improved gross profit margins as permitted by the competitive environment.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe these are our critical accounting policies as they are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. See Item 8: “Financial Statements and Supplementary Data” Note 3 for further discussion of our accounting policies.

We prepared our financial statements on a going concern basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if we are unable to continue as a going concern. Certain assumptions and projections may be impacted due to our Chapter 11 filing.

Long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. The cash flows are based on our best estimate of future cash flow. If this comparison indicates that there is an impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. We adjust the value of owned property and equipment associated with closed stores to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause us to recognize a material impairment charge.

Self-insurance. We self-insure for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability and property losses, as well as employee medical coverage. We generally obtain insurance coverage for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. We estimate the liabilities related to self-insured programs with the assistance of an independent actuary. The accounting estimate for self-insurance liabilities include both known and incurred but not reported insurance claims and reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our Chapter 11 filings. Unanticipated changes in these factors may materially affect our Consolidated Financial Statements.

Lease liability on closed facilities. For closed stores, warehouses and/or manufacturing facilities that are under long-term leases, we record an expense based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Our estimate of future expected payments is based on historical experience, our analysis of the specific real estate market and economic conditions that can be difficult to predict.

As a result of our Chapter 11 filing, we have the ability to reject lease agreements related to closed facilities for which such liabilities have previously been estimated. When the Court approves rejections, we revise such liabilities to reflect the application of a statutory formula that removes substantially all of the elements requiring significant estimation. Estimates related to the claims of lessors for items other than rent, such as taxes, utilities and insurance are still required. Our ability to obtain agreements with lessors to terminate leases or assign leases to third parties will materially affect our current estimates.

Income taxes. We recognize deferred tax assets and liabilities for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using the enacted tax rates for the year in which we expect those temporary differences to be recovered or settled. We adjust the valuation allowance against our net deferred tax assets based on our assessment of the likelihood of realization of such assets in the future; such adjustments may be material. Although we believe that the estimates and judgments used to prepare our various tax returns are reasonable and appropriate, such returns are subject to audit by the respective tax authorities.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 28, 2006, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,

SUPPORTING SCHEDULES AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Supplementary Data:

All other schedules are omitted either because they are not applicable or because information required therein is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries (Debtors-In-Possession as of February 21, 2005) as of June 28, 2006 and June 29, 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years ended June 28, 2006, June 29, 2005, and June 30, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries (Debtors-In-Possession as of February 21, 2005) as of June 28, 2006 and June 29, 2005, and the results of their operations and their cash flows for each of the years ended June 28, 2006, June 29, 2005, and June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the base consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company is operating as a debtor in possession under Chapter 11 of the United States Bankruptcy Code and has filed a proposed plan of reorganization which is subject to Bankruptcy Court confirmation. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, confirmation of a plan of reorganization, emergence from Chapter 11 and the achievement of profitable operations are subject to uncertainty which raises substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 20 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of June 28, 2006.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and changed its method for accounting for share-based payments as of June 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 22, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Jacksonville, Florida

September 22, 2006

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Amounts in thousands except per share data	2006	2005	2004*

Net sales	$7,193,853	7,005,224	7,361,951
Cost of sales, including warehouse and delivery expenses	5,327,407	5,175,890	5,361,351

Gross profit on sales	1,866,446	1,829,334	2,000,600
Other operating and administrative expenses	2,008,449	1,945,176	1,981,091
Impairment charges	15,601	158,418	13,390
Restructuring (gain) charge, net	(7,699)	34,239	8,912

Operating loss	(149,905)	(308,499)	(2,793)
Interest expense, net (contractual interest for 2006, 2005 and 2004 was $38,520, $42,427 and $14,343, respectively)	11,968	33,090	14,343

Loss before reorganization items and income taxes	(161,873)	(341,589)	(17,136)
Reorganization items, net gain	(251,180)	(148,293)	—
Income tax (benefit) expense	(9,621)	190,459	(9,615)

Net earnings (loss) from continuing operations	98,928	(383,755)	(7,521)

Discontinued operations:
Loss from discontinued operations	(142,966)	(319,391)	(131,443)
Loss on disposal of discontinued operations	(320,846)	(129,456)	(16,842)
Income tax benefit	—	—	(55,402)

Net loss from discontinued operations	(463,812)	(448,847)	(92,883)

Cumulative effect of changes in accounting principle (Notes 13 and 20)	(3,583)	—	—

Net loss	$(361,301)	(832,602)	(100,404)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.70	(2.72)	(0.05)
Loss from discontinued operations	(3.29)	(3.19)	(0.66)
Cumulative effect of changes in accounting principle	0.03	—	—

Basic loss per share	$(2.56)	(5.91)	(0.71)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.68	(2.72)	(0.05)
Loss from discontinued operations	(3.20)	(3.19)	(0.66)
Cumulative effect of changes in accounting principle	0.02	—	—

Diluted loss per share	$(2.50)	(5.91)	(0.71)

Dividends per share	$—	—	0.15

Weighted average common shares outstanding-basic	141,184	140,837	140,665

Weighted average common shares outstanding-diluted	144,739	140,837	140,665

*	Fiscal year 2004 contained 53 weeks.

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED BALANCE SHEETS

June 28, 2006 and June 29, 2005

Dollar amounts in thousands except par value	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$187,543	62,141
Marketable securities	14,308	19,656
Trade and other receivables, less allowance for doubtful receivables of $9,537 ($10,668 at June 29, 2005)	152,237	206,297
Insurance claims receivable	46,162	8,656
Income tax receivable	40,427	30,084
Merchandise inventories, less LIFO reserve of $152,729 ($193,001 at June 29, 2005)	477,885	798,414
Prepaid expenses and other current assets	35,653	82,713
Assets held for sale	44,710	—

Total current assets	998,925	1,207,961

Property, plant and equipment, net	496,830	663,087
Other assets, net	99,220	116,258

Total assets	$1,594,975	1,987,306

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings under DIP Credit Facility	$40,000	—
Current portion of long-term debt	232	194
Current obligations under capital leases	3,617	4,849
Accounts payable	229,951	104,169
Reserve for self-insurance liabilities	74,905	78,704
Accrued wages and salaries	80,495	83,759
Accrued rent	43,942	26,837
Accrued expenses	95,107	99,938
Liabilities related to assets held for sale	9,206	—

Total current liabilities	577,455	398,450

Reserve for self-insurance liabilities	151,131	140,829
Long-term debt	164	396
Long-term borrowings under DIP Credit Facility	—	245,003
Obligations under capital leases	5,369	10,637
Other liabilities	24,990	21,421

Total liabilities not subject to compromise	759,109	816,736

Liabilities subject to compromise	1,117,954	1,111,276

Total liabilities	1,877,063	1,928,012

Commitments and contingent liabilities (Notes 1, 7, 9, 14, 19 and 21)
Shareholders’ (deficit) equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued; 141,858,015 and 141,888,648 shares outstanding at June 28, 2006 and June 29, 2005, respectively.	141,858	141,889
Additional paid-in-capital	34,874	32,452
Accumulated deficit	(438,015)	(76,714)
Accumulated other comprehensive loss	(20,805)	(38,333)

Total shareholders’ (deficit) equity	(282,088)	59,294

Total liabilities and shareholders’ (deficit) equity	$1,594,975	1,987,306

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Amounts in thousands	2006	2005	2004
Cash flows from operating activities:
Net loss	$(361,301)	(832,602)	(100,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on sales of assets, net	(112,748)	(28,276)	2,249
Reorganization items, net gain	(251,180)	(148,293)	—
Depreciation and amortization	111,336	150,459	168,534
Impairment charges	23,292	272,354	63,200
Deferred income taxes	—	241,747	(5,979)
Stock compensation plans	2,391	9,383	7,386
Change in operating assets and liabilities:
Trade, insurance and other receivables	20,875	(105,901)	6,434
Merchandise inventories	307,602	121,574	106,384
Prepaid expenses and other current assets	37,637	(36,316)	12,803
Accounts payable	61,274	(25,698)	(34,791)
Reserve for self-insurance liabilities	6,027	10,662	38,659
Lease liability on closed facilities	415,993	132,220	11,540
Income taxes payable / receivable	(8,990)	19,727	(80,923)
Defined benefit plan	(13,501)	2,011	1,594
Other accrued expenses	15,722	3,832	(13,958)

Net cash provided by (used in) operating activities before reorganization items	254,429	(213,117)	182,728

Cash effect of reorganization items	(55,027)	(15,019)	—

Net cash provided by (used in) operating activities	199,402	(228,136)	182,728

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,538)	(111,485)	(203,648)
Decrease (increase) in investments and other assets	6,592	8,341	(30,333)
Sales of assets	167,630	107,245	7,300
Purchases of marketable securities	(9,120)	(19,209)	(13,931)
Sales of marketable securities	14,158	17,052	12,742
Other	683	1,424	471

Net cash provided by (used in) investing activities	149,405	3,368	(227,399)

Cash flows from financing activities:
Gross borrowings on DIP Credit Facility	698,542	1,105,211	—
Gross payments on DIP Credit Facility	(903,545)	(860,208)	—
Gross borrowings on revolving credit facility	—	862,000	277,000
Gross payments on revolving credit facility	—	(862,000)	(277,000)
Principal payments on long-term debt	(194)	(288)	(276)
Debt issuance costs	(721)	(13,121)	(7,867)
Principal payments on capital lease obligations	(1,610)	(2,321)	(3,160)
Dividends paid	—	—	(21,218)
Swap termination receipts/payments, net	—	—	5,750
Other	858	818	745

Net cash (used in) provided by financing activities	(206,670)	230,091	(26,026)

Increase (decrease) in cash and cash equivalents	142,137	5,323	(70,697)
Cash and cash equivalents classified as assets held for sale	(16,735)	—	—
Cash and cash equivalents at beginning of year	62,141	56,818	127,515

Cash and cash equivalents at end of year	$187,543	62,141	56,818

Supplemental cash flow information:
Interest paid	$10,576	22,477	28,134
Interest and dividends received	$3,852	693	2,008
Income taxes refunded (paid)	$616	71,010	(7,467)

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

(Amounts in thousands except per share data)	Number of Common Shares	Dollar Value of Common Stock	Additional Paid-In- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ (Deficit) Equity
Balances as of June 25, 2003	140,818	$140,818	16,628	877,509	(6,451)	$1,028,504

Comprehensive loss:
Net loss	—	—	—	(100,404)	—	(100,404)
Minimum pension liability adjustment, net of tax of $208	—	—	—	—	325	325
Unrealized gain on marketable securities, net of tax of $1,590	—	—	—	—	2,624	2,624

Total comprehensive loss	—	—	—	(100,404)	2,949	(97,455)
Cash dividends, $0.15 per share	—	—	—	(21,218)	—	(21,218)
Common stock issued and stock compensation expense	1,210	1,210	6,303	—	—	7,513
Common stock acquired	—	—	—	1	—	1

Balances as of June 30, 2004	142,028	$142,028	22,931	755,888	(3,502)	$917,345

Comprehensive loss:
Net loss	—	—	—	(832,602)	—	(832,602)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	(30,524)	(30,524)
Realized gain on marketable securities, net of tax of $2,529	—	—	—	—	(5,568)	(5,568)
Unrealized gain on marketable securities, net of tax of $0	—	—	—	—	1,261	1,261

Total comprehensive loss	—	—	—	(832,602)	(34,831)	(867,433)
Common stock issued and stock compensation expense	276	276	9,521	—	—	9,797
Common stock acquired	(415)	(415)	—	—	—	(415)

Balances as of June 29, 2005	141,889	$141,889	32,452	(76,714)	(38,333)	$59,294

Comprehensive loss:
Net loss	—	—	—	(361,301)	—	(361,301)
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	16,945	16,945
Realized gain on marketable securities, net of tax of $0	—	—	—	—	577	577
Unrealized gain on marketable securities, net of tax of $0	—	—	—	—	6	6

Total comprehensive loss	—	—	—	(361,301)	17,528	(343,773)
Common stock issued and stock compensation expense	200	200	2,422	—	—	2,622
Common stock acquired	(231)	(231)	—	—	—	(231)

Balances as of June 28, 2006	141,858	$141,858	34,874	(438,015)	(20,805)	$(282,088)

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

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

Prior to filing, the Company experienced net losses and as of the end of the second quarter of fiscal 2005 reported a significant decline in liquidity. Following this report and subsequent downgrades from the major debt rating agencies, many of the Company’s vendors tightened its trade credit and its primary bank eliminated its incoming and outgoing Automated Clearing House (“ACH”) float, both of which further reduced its liquidity. The Company therefore decided to seek judicial reorganization under Chapter 11.

As of September 20, 2006, the Company has filed a plan of reorganization (the “Plan of Reorganization” or “Plan”) and has mailed the Disclosure Statement and balloting documents. A hearing is scheduled for October 13, 2006 to seek confirmation on the Plan.

The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of creditors and ultimate payments by the Company under pre-petition obligations will be addressed in a confirmed plan of reorganization.

The Company has in place a Court-approved $800.0 million debtors-in-possession credit facility (the “DIP Credit Facility”) to supplement its cash flow during the reorganization process (see Note 9).

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages that result from the rejection of executory contracts and are recoverable under Chapter 11 are classified as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

Since the Petition Date, the Company has received Court approval to reject leases related to approximately 420 facilities and other executory contracts of various types. The Company is reviewing all of its executory contracts and leases to determine which additional contracts and leases it will reject. The Company’s deadline to assume or reject each of its real property leases has been extended for a majority of such leases to the effective date of a plan of reorganization. The Company expects that the assumption of additional executory contracts and leases will convert certain of the liabilities shown on the accompanying financial statements as subject to compromise to post-petition liabilities. The Company also expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

The Company has incurred, and will continue to incur, significant costs associated with the reorganization (see Note 15).

The Company filed with the Court schedules that set forth, among other things, the assets and liabilities of the Debtors as of the Petition Date as shown on its books and records, subject to the assumptions contained in certain notes filed in connection therewith. Certain of the schedules have been amended and all are subject to further amendment or modification. The Court established a general deadline of August 1, 2005 for the filing of proofs of claim. Special bar dates have been established for certain subsequently identified claimants. The Company provided notice of the bar dates in accordance with and as required by the Court orders. Differences between amounts scheduled by the Debtors and claims filed by creditors are being investigated and resolved in connection with a claims resolution and objection process. In light of the number of creditors, considerable time is needed to complete this process, which will continue beyond the Company’s emergence from Chapter 11.

The Office of the United States Trustee (the “Trustee”) appointed an unsecured creditors’ committee (the “Creditors’ Committee”), which has a right to be heard on all matters that come before the Court, including any proposed plan of reorganization. There can be no assurance that the Creditors’ Committee will support the Company’s positions in the bankruptcy proceedings; disagreements with the Creditors’ Committee could protract the bankruptcy proceedings, could negatively affect its ability to operate during bankruptcy and could delay or prevent its emergence from bankruptcy.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The Trustee appointed an official committee of equity security holders (the “Equity Committee”) in August 2005 to represent the interests of the Company’s shareholders in the Chapter 11 proceedings. In January 2006, the Trustee disbanded the Equity Committee, which subsequently petitioned the Court for reinstatement. The Court denied the Equity Committee’s motion for reinstatement by orders entered in February and March 2006. Although the Company supported the creation of the Equity Committee at the time of its appointment, the Company concluded that the Trustee’s disbandment of the Equity Committee was appropriate after consideration of more recent information, including the Company’s financial statements and confidential business plan.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the Petition Date (the “Exclusivity Period”). In April 2006, the Court approved a fifth extension of the Exclusive Plan Proposal Period and Solicitation Period to June 29, 2006. On June 29, 2006, the Debtors filed a proposed plan of reorganization (as amended the “Plan of Reorganization” or “Plan”) and related disclosure statement (as amended, the “Disclosure Statement”) with the Court; the Company filed amended versions of both of these documents on August 2, 2006. The Plan received the formal endorsement of the Creditors’ Committee and, on August 4, 2006, the Court approved the Disclosure Statement. The final Plan and Disclosure Statements were filed on August 9, 2006. The Disclosure Statement and balloting documents were mailed between August 9, 2006 and August 15, 2006 to all holders of claims as of August 1, 2006 that are entitled to vote on the Plan. As of September 20, 2006, the Debtors intend to seek Court confirmation of the Plan at a hearing scheduled for October 13, 2006 and anticipate that they will emerge from Chapter 11 by late October 2006. On August 24, 2006, the Court extended the Debtors’ Exclusive Solicitation Period to October 31, 2006. There can be no assurance that, if requested, the Court will further extend the Exclusivity Period, that the Company will not amend the Plan, that the Court will confirm the Plan or that the Plan will be consummated.

Until the Court confirms a plan of reorganization, the recoveries of holders of pre-petition claims are subject to change. Key elements of the proposed Plan include:

•	The Debtors will be substantively consolidated for purposes of the Plan and distributions under the Plan. Assets and liabilities of all of the Debtors will generally be treated as a single pool, rather than each claim being considered based on the assets and liabilities of the specific Debtor.

•	Administrative claims and priority claims will be paid in full as required by the Bankruptcy Code, unless otherwise agreed by the holders of such claims. At the election of the Debtors, secured claims will be reinstated on their original terms satisfied on deferred payment terms, or paid in full.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

•	Substantially all unsecured liabilities will receive only common stock of the reorganized company, allocated in varying percentages to the unsecured creditors in accordance with the Plan.

•	Generally, creditors with very small claims will be paid in part or in full in cash, depending upon the amount of the claim.

•	Holders of Winn-Dixie’s currently outstanding common stock will receive no distributions under the Plan and the stock will be cancelled. Similarly, subordinated claims, including stock-related claims, will receive no distributions.

In order to confirm a plan of reorganization, the Court must make certain findings required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met. In light of the foregoing, the Company considers the value of its common stock to be highly speculative and cautions equity holders that the stock will likely be cancelled. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or in any claims related to pre-petition liabilities and/or other Winn-Dixie securities. See also “Fresh Start” in Note 3.

The Plan and the transactions contemplated therein are more fully described in the Joint Chapter 11 Plan of Reorganization and Disclosure Statement (filed as Exhibits 2.1 and 99.1 to the Current Report on Form 8-K filed on August 11, 2006). The Disclosure Statement includes detailed information about the Plan, five-year financial projections, estimates regarding the Company’s reorganized business enterprise value and a discussion of the events that led to its Chapter 11 case. Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the Plan, which can only occur based on the official Disclosure Statement package that, as described above, was mailed on or about August 9, 2006 to holders of claims that are eligible to vote on the Plan.

2. Liquidity

The Consolidated Financial Statements of the Company are prepared on a “going concern” basis, which assumes that the Company will continue in operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. Due to the Chapter 11 filing, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the Consolidated Financial Statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies that may be allowed, or (c) the effect of any changes that may be made in connection with the Company’s capitalization or

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

operations as a result of the proposed Plan of Reorganization. Because of the ongoing nature of the Chapter 11 cases, the discussions and Consolidated Financial Statements contained herein are subject to material uncertainties.

A number of factors have negatively affected the Company’s liquidity and may affect its ability to continue as a going concern. These factors include, but are not limited to: (1) past operating performance and the Company’s ability to implement future initiatives designed to improve sales, gross margin and reduce expenses; and (2) the Company currently operates as debtors-in-possession under Chapter 11 of the Bankruptcy Code.

As of June 28, 2006, the Company had $312.0 million of available liquidity, comprised of $147.6 million of borrowing availability under the DIP Credit Facility and $164.4 million of certain cash equivalents. Management believes the Company has sufficient liquidity through borrowing availability, available cash, trade credit and cash flows from operations to fund its cash requirements for existing operations as well as limited capital expenditures through the effective date of the Plan, which is expected to be by late October 2006. Upon emergence, the Company expects to replace the DIP Credit Facility with an exit facility for which it currently has a commitment letter. Based on the Plan as currently proposed, the Company believes it has sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flow from operating activities to fund its cash requirements for existing operations and capital expenditures on a more expanded basis subsequent to emergence through the end of fiscal 2007.

Increased capital expenditures for new store development and future remodeling efforts will be required in the long-term for which cash will be provided by further improvement in operating results and borrowing availability.

As discussed in Note 1, the Company has filed its proposed Plan of Reorganization and is seeking Court approval of such Plan. There can be no assurance that management’s plans to provide adequate liquidity will be successful. The accompanying financial statements do not contain any adjustments that might result if the Company is unable to continue as a going concern or that will occur as of the effective date of a confirmed plan of reorganization.

3. Summary of Significant Accounting Policies and Other Matters

The Company: As of June 28, 2006, the Company operated as a major food retailer in five states in the southeastern United States and The Bahamas. The Company operated 539 retail stores, including 5 fuel centers and 60 liquor stores at the retail stores. In support of its stores, the Company had seven distribution centers and three manufacturing operations.

Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal years 2006 and

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

2005 were comprised of 52 weeks and fiscal year 2004 was comprised of 53 weeks. Unless otherwise stated, 2006, 2005 and 2004 refer to fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Basis of Consolidation: The Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated except Bahamas Supermarkets Limited, which is approximately 78% owned by W-D Bahamas Limited. Significant intercompany accounts and transactions are eliminated in consolidation.

Business Reporting Segments: The Company determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. All sales are to customers within the United States and The Bahamas. All assets are located within the United States and The Bahamas. For all periods reported in the Consolidated Financial Statements, Bahamian sales and assets represented 2% or less of the Company’s total net sales and assets. Net sales from continuing operations primarily relate to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, floral and photography departments comprised approximately 10% of retail sales for all periods reported in the Consolidated Financial Statements.

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

Basis of Presentation: The Consolidated Financial Statements are prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business (see Note 2). The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

In accordance with Statement of Position 90-7 (“SOP 90-7”) “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” pre-petition liabilities subject to compromise are segregated in the Consolidated Balance Sheets and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

result from the reorganization are reported separately as reorganization items in the Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows. See also “Fresh Start Accounting” below.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. As of June 28, 2006, cash consisted of cash in stores and ATMs of $8.1 million and operating cash of $179.4 million, compared to $11.5 million and $50.6 million, respectively, as of June 29, 2005. As of June 28, 2006, $4.2 million of book overdrafts were reclassified to accounts payable, compared to $0 as of June 29, 2005.

Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effects, are excluded from operations and reported in accumulated other comprehensive loss until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to operations, establishing a new cost basis for the security. The Company has had no such declines in the fair value of an available-for-sale security. Realized gains and losses are included in operations and calculated using the specific identification method to determine the cost of securities sold. These securities are pledged as collateral for certain letters of credit (see Note 9). Of the total available-for-sale securities, $9.8 million mature within one year from the balance sheet date, $3.9 million mature from one to five years from the balance sheet date and $0.6 million mature in more than ten years from the balance sheet date.

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to quantity discounts and merchandising agreements, and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. As of June 28, 2006 and June 29, 2005, respectively, the dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 83% and 85% of inventories, primarily non-perishable merchandise in stores and distribution centers. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items that have similar characteristics.

Manufacturing, pharmacy, produce and deli inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Elements of cost included in manufacturing inventories consist of material, direct labor and plant overhead.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

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

Goodwill: Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company determined that it is contained within one reporting unit and, as such, tests impairment at the company level. Goodwill was fully impaired during fiscal 2005.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

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

Self-Insurance: The Company self-insures for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability, and property losses, as well as employee medical coverage. Insurance coverage is generally obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. Liabilities are determined using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same lines in the Consolidated Statements of Operations in which the losses are recorded and are based on management’s best estimate of amounts due from insurance providers.

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

Due to the Company’s Chapter 11 filings, certain estimates for facility closing liabilities

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

are now calculated based on a statutory formula; however, management makes significant judgments to estimate the claims of lessors for items other than rent, such as taxes, utilities and insurance. The Company’s ability to obtain agreements with lessors to terminate leases or assign leases to third parties may materially affect its current estimates.

Revenue Recognition: The Company recognizes revenue at the time of sale for retail sales. Sales discounts may be offered to customers at the time of sale as part of the Company’s Customer Reward Card program, as well as other promotional events. All sales discounts are recorded as a reduction of sales at the time of sale.

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

Promotional allowances are recognized based upon the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, the Company recognizes allowances when it meets the performance criteria or upon the expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred and reported in accounts payable and other liabilities until earned. Quantity discounts and payments under merchandising agreements are recognized when specified purchase or sales volume levels are achieved and are typically not received in advance. The amounts due the Company under such agreements are reported in trade and other receivables.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

To the extent that any of the foregoing forms of rebates are attributable to the pre-petition period, vendors or the Company may seek Court approval to apply amounts due the Company to any pre-petition liabilities owing such vendors through setoff or recoupment.

Advertising: The Company expenses the costs of advertising and promotions as incurred and, depending on the location, reports these costs in other operating and administrative expenses or loss from discontinued operations. Advertising and promotional expense totaled $88.9 million, $132.6 million and $151.0 million for 2006, 2005 and 2004, respectively.

Derivatives: The Company periodically uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and fair value changes in fixed-rate debt. The Company does not enter into derivative financial instruments for trading purposes. The Company records changes in the fair value of derivatives to operations or accumulated other comprehensive loss, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Earnings (Loss) Per Share: Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all outstanding stock options, issuance of unvested restricted stock and conversion of restricted stock units, subject to anti-dilution limitations. Diluted earnings (loss) per share excluded approximately 3.5 million, 7.4 million and 5.0 million common stock equivalents for 2006, 2005 and 2004, respectively, as their effect would have been anti-dilutive. If confirmed, the Company’s proposed Plan of Reorganization will result in cancellation of the existing shares of common stock and common stock equivalents, resulting in no recovery for existing holders of such securities.

Comprehensive Loss: Comprehensive loss differs from net loss as shown on the Consolidated Statements of Operations due to unrealized changes in the fair values of marketable securities and additional minimum pension liability adjustments. These items are excluded from operations and are instead recorded to accumulated other comprehensive loss, a component of shareholders’ (deficit) equity.

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which the Company adopted effective June 30, 2005 (see Note 13).

Sales Taxes: In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that a company may adopt a policy of sales taxes in the income statement on either a gross or a net basis. “Net Sales” as reported in the Company’s Consolidated Statements of Operations are reported net of sales taxes and similar taxes that are within the scope of EITF 06-03. The Company has chosen to apply EITF 06-03 prior to its required effective date, as it does not affect the Company’s consolidated financial statements.

Reclassifications and Revisions: The results of operations were reclassified to present most locations sold or closed during 2006 as discontinued operations (see Note 16). Certain other prior year amounts may have been reclassified to conform to the current year’s presentation.

Related Party Transactions: The Company retained the law firm Holland & Knight LLP for representation in various tax matters. A former director of the Company was a partner of Holland & Knight LLP from April 2001 until March 2005. Holland & Knight LLP was paid $100.0 and $9.0 for its services rendered to the Company during 2005 and 2004, respectively.

Fresh Start Accounting: Upon emergence from bankruptcy, the amounts reported in the Company’s subsequent financial statements may materially change. As of the effective date of a confirmed plan of reorganization, the Company anticipates that it will be required to adopt the “fresh start” provisions of SOP 90-7, which requires that all assets and liabilities be restated to their fair values as of such effective date. Certain of these fair values may differ materially from the values recorded on the accompanying Consolidated Balance Sheet as of June 28, 2006. Additionally, the results of operations after the application of fresh start accounting will not be comparable to previous periods. As of the effective date of a plan of reorganization, the Company must also adopt any changes in generally accepted accounting principles that it is otherwise required to adopt within twelve months of such date. Additionally, it may opt to make other changes in accounting practices and policies as of the plan’s effective date. For all of these reasons, the Company’s financial statements for periods subsequent to its emergence from Chapter 11 will not be comparable with those of prior periods.

4. LIFO

The Company recorded net LIFO benefits of $40.3 million, $26.3 million and $4.7 million in 2006, 2005 and 2004, respectively, due primarily to liquidations of LIFO inventory layers caused by certain inventory quantity reductions. The liquidations reduced net loss by $49.9 million, or $0.34 per diluted share, in 2006, by $28.9 million, or $0.20 per diluted share, in 2005 and by $3.5 million, or $0.03 per diluted share, in 2004.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

If the FIFO method of inventory valuation had been used, reported net loss would have been higher by $40.3 million, or $0.28 per diluted share, in 2006, $26.3 million, or $0.19 per diluted share, in 2005, and $2.9 million, or $0.02 per diluted share, in 2004.

Of the net LIFO inventory benefit recognized for 2006, $40.3 million was a result of estimated liquidations of prior LIFO layers due to reductions in inventory quantities from June 29, 2005, caused by the exit of stores and distribution centers, most of which were classified as discontinued operations (see Note 16). Of this amount, $39.8 was classified as a component of loss on disposal of discontinued operations, with the remainder included in cost of sales for continuing operations.

Of the net LIFO inventory benefit recognized for 2005, $20.3 million was a result of estimated liquidations of prior LIFO layers due to reductions in inventory quantities from June 30, 2004, caused by the exit of stores and a distribution center, all of which were classified as discontinued operations. This LIFO benefit was classified as a component of loss on disposal of discontinued operations. None of the 2004 benefit related to discontinued operations.

5. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of:

	2006	2005
Land and land improvements	$25,694	37,677
Buildings	114,444	139,314
Furniture, fixtures, machinery and equipment	961,696	1,085,579
Transportation equipment	65,721	89,610
Improvements to leased facilities	407,695	531,995
Construction in progress	4,944	1,491

	1,580,194	1,885,666
Less: Accumulated depreciation	(1,088,689)	(1,231,666)

	491,505	654,000
Leased property under capital leases, less accumulated amortization of $12,557 ($11,475 in 2005)	5,325	9,087

Property, plant and equipment, net	$496,830	663,087

Leased property under capital leases is comprised primarily of store facilities and related land.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

6. Impairment

Impairment charges related to the following:

	2006	2005	2004
Store facilities - continuing operations	$7,003	47,977	7,717
Manufacturing facilities	46	5,121	5,673
Distribution centers	8,239	4,506	—
Information technology projects	313	8,838	—
Airplanes	—	4,864	—
Goodwill	—	87,112	—

Reported as impairment charges	15,601	158,418	13,390
Reported as restructuring charges	—	—	6,340

Total, continuing operations	15,601	158,418	19,730
Impairment charges, discontinued operations	7,691	113,936	44,166

Total impairment charges	$23,292	272,354	63,896

The Company periodically estimates the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above except goodwill. Certain cash flow estimates were modified during the third and fourth quarters of 2005 based on the Company’s then-anticipated exit from 326 stores and other facilities in connection with the 2005 Restructure Plan, announced in June 2005 (see Note 16). Modified estimates included the number and timing of stores to be exited, the percentage of stores to be sold and sales proceeds, among others.

Due to a substantial, other than temporary decline in the Company’s market capitalization in the first quarter of 2005, the Company performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions. The goodwill impairment charge was calculated as the difference between: (a) the implied fair value of the Company less the fair value of the net assets and (b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

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

7. Income Taxes

Income tax expense (benefit) for continuing operations consisted of:

	Current	Deferred	Total
2006
Federal	$(10,342)	—	(10,342)
State	721	—	721

	$(9,621)	—	(9,621)

2005
Federal	$(54,859)	228,800	173,941
State	3,571	12,947	16,518

	$(51,288)	241,747	190,459

2004
Federal	$(29,209)	21,213	(7,996)
State	(1,089)	(530)	(1,619)

	$(30,298)	20,683	(9,615)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The following reconciles income tax (benefit) expense for continuing operations to the federal statutory income tax rate:

	2006	2005	2004
Federal statutory income tax rate	35.00%	(35.00)%	(35.00)%
State and local income taxes, net of federal income tax benefits	0.53	5.55	(6.14)
Tax credits	(0.34)	(0.20)	(13.47)
Effect of permanent differences related to bankruptcy	16.81	—	—
Valuation allowance	(58.08)	121.55	—
Other, net	(4.69)	6.63	(1.50)

	(10.77)%	98.53%	(56.11)%

The effective tax rates for 2006 and 2005 reflected the maintenance and establishment, respectively, of a full valuation allowance against the Company’s net deferred tax assets, as further discussed below. The tax rate for 2006 primarily reflects the tax benefit from the ability to carry back additional net operating losses. The effective tax rate for 2004 reflected the benefit of state and local income taxes and beneficial permanent differences.

In the fourth quarter of 2006, the Company recorded a benefit of $4.5 million to correct fiscal 2005 errors including a benefit of $11.7 million related to additional refunds from net operating loss carrybacks partially offset by an expense of $7.2 million related to depreciation and LIFO errors. The errors were insignificant to 2006 and 2005.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The Company’s deferred tax assets and liabilities consisted of the following:

	2006	2005
Deferred tax assets:
Insurance claims and self-insurance	$107,056	103,641
Lease liability on closed facilities	109,769	62,018
Unearned promotional allowance	13,716	18,807
Compensation	18,262	21,064
Property, plant and equipment	127,868	127,336
Accumulated other comprehensive loss	8,717	14,852
Accrued rent	3,768	4,540
Retirement and defined benefit plan	25,120	25,529
Merchandise inventory	9,769	8,753
State net operating loss carry forwards	50,989	36,317
Federal net operating loss carry forwards	184,066	105,790
Other, net	28,326	20,405

Total deferred tax assets	687,426	549,052
Less: Valuation allowance	(567,827)	(463,151)

Net deferred tax assets	119,599	85,901

Deferred tax liabilities:
Property, plant and equipment	(108,133)	(76,989)
Earnings of foreign subsidiary	(3,107)	(3,950)
Merchandise inventory	(1,178)	(836)
Other, net	(7,181)	(4,126)

Total deferred tax liabilities	(119,599)	(85,901)

Net deferred tax assets	$—	—

The Company evaluated the future realization of its net deferred tax assets during the second quarter of 2005. As a result of cumulative losses experienced to that point in 2005 and the prior two years, due primarily to operating losses and significant restructuring, impairment and discontinued operations costs, the Company determined that it was more likely than not that its net deferred tax assets will not be realized. As a result, a full valuation allowance of $314.4 million was recognized in the second quarter of fiscal 2005 against the Company’s net deferred tax assets. Earnings or losses will not be tax-effected until the realization of future tax benefits can be reasonably assured. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of June 28, 2006, the Company had net operating loss carry-forwards for state income tax purposes of $1.3 billion, which expire from 2007 through 2026, and net operating loss carry-forwards for federal income tax purposes of $544.0 million, which

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

expire in 2025 and 2026. In addition, the Company had tax credit carry-forwards of $10.7 million for federal income tax purposes, which expire from 2023 to 2026. The utilization of certain net operating loss and tax credit carry-forwards may be limited in any given year. Additionally, net operating loss and tax credit carry-forwards may be significantly reduced on consummation of a plan of reorganization.

As a result of an Internal Revenue Service audit of fiscal years 2000 through 2002, the Company was assessed $49.0 million in taxes and penalties in 2005. During 2006, the Company was also assessed $21.4 million in taxes and penalties resulting from an audit of fiscal years 2003 and 2004. The Company filed protests regarding substantially all of the amounts assessed. As a result of a proposed compromise settlement reached in September 2006, certain deductions taken in fiscal years 2000 through 2002 will be taken over subsequent years resulting in $7.5 million of tax and $2.1 million of interest to be deducted from pending refunds, with no penalty incurred. The proposed settlement is pending customary approvals within the IRS. There is no change in the status of the 2003 through 2004 assessment; however, any change in the timing of deductions is not expected to result in any additional tax or interest due to the net operating losses incurred in fiscal years 2005 through 2006.

8. Liabilities Subject to Compromise

The components of liabilities subject to compromise consisted of:

	2006	2005
Senior notes, including accrued interest	$310,540	310,540
Accounts payable	311,515	381,576
Lease liability on closed facilities and accrued rent	29,152	94,493
Claims from rejected leases	266,824	100,908
Non-qualified retirement plans	103,312	117,246
General liability claims	63,651	71,595
Other liabilities	32,960	34,918

Liabilities subject to compromise	$1,117,954	1,111,276

In August 2005, the Court entered an order authorizing payment of reclamation claims of vendors that elected to participate in the reclamation settlement process, as described in the order. In 2006, $77.9 million of such claims were reclassified from liabilities subject to compromise to accounts payable, which was partially offset by reclassification of the associated vendor receivables. These net claims are being paid in nine equal monthly installments beginning the later of September 30, 2005, or the last day of the month in which the vendor agrees to participate in the reclamation settlement process.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The Company received Court approval to reject leases related to approximately 260 facilities during 2006, which increased claims from rejected leases by $165.9 million compared to such balance as of June 29, 2005 (see Note 14).

9. Long-term Debt

Debt as of June 28, 2006 and June 29, 2005 was as follows:

	2006	2005
$800.0 million DIP Credit Facility	$40,000	245,003
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments	396	590
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	340,396	545,593
Less amounts subject to compromise	(300,000)	(300,000)
Less current portion	(40,232)	(194)

Long-term portion	$164	245,399

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all of the Debtors’ assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-K contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed February 24, 2005); the first amendment, dated March 31, 2005 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 6, 2005); the second amendment, dated July 29, 2005 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2005); the third amendment, dated January 31, 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2006); the fourth amendment, dated March 17, 2006 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 5, 2006); and the fifth amendment, dated August 1, 2006 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2006). The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

The DIP Credit Facility was used to repay the outstanding indebtedness under the $600.0 million credit facility (the “Pre-petition Facility”) and to continue the letters of

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

credit issued under the Pre-petition Facility. The first amendment to the DIP Credit Facility converted $40.0 million of the outstanding borrowing on the revolving line portion to a term loan, for which all material terms are consistent with the other portions of the facility. The second amendment established a post-petition trade lien program with certain trade vendors. Additionally, the definition of “permitted disposition” was amended to allow the Company to sell or liquidate certain locations (see Note 16). The third amendment modified the calculation of the EBITDA covenant. The fourth amendment allowed the Company to sell or liquidate certain locations (see Note 16). The fifth amendment changed the definition of Excess Availability to include certain cash deposits, modified the definition of insurance to coincide with the current policy terms and provided a change to allow Wachovia an unsecured interest related to their ACH exposure.

At the Company’s option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of June 28, 2006, the interest rate on the term loan was 7.19%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, which effectively reduces the Company’s borrowing availability. As of June 28, 2006, the Company was in compliance with the above covenants. In addition, certain covenants substantially restrict the Company’s ability to pay dividends.

Borrowing availability was $147.6 million as of June 28, 2006, as summarized below:

June 28, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $243,310, including $218,198 related to outstanding letters of credit)	$287,643
Outstanding borrowings	(40,000)

Excess Availability	247,643
Limitation on Excess Availability	(100,000)

Borrowing availability	$147,643

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The Debtors’ obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Facility agreement, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) February 23, 2007, (b) the effective date of any confirmed plan of reorganization or (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility. See Note 21 regarding exit financing.

Including the revolving loan balance and the term loan, the outstanding borrowings on the DIP Credit Facility were $40.0 million and $245.0 million as of June 28, 2006 and June 29, 2005, respectively. The average and peak borrowings on the revolving loan portion of the facility were $34.5 million and $261.8 million, respectively, in fiscal 2006.

As of June 28, 2006, letters of credit totaling $220.6 million were issued under the DIP Credit Facility. An additional $11.3 million in letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $14.3 million as of June 28, 2006. Substantially all outstanding letters of credit were issued for workers’ compensation purposes.

In addition to the DIP Credit Facility, the Company has $300.0 million of outstanding senior notes that bear interest at 8.875% per annum (the “Notes”), which is included in liabilities subject to compromise in the accompanying Consolidated Balance Sheets. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the Chapter 11 filings and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. While operating under Chapter 11, the Company is prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

The carrying amount of the Company’s debt was $340.4 million, and the fair value was $296.1 million as of June 28, 2006. Fair value was based primarily on quoted market prices.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Aggregate contractual principal maturities on debt for each of the fiscal years subsequent to June 28, 2006 are as follows:

Contractual Maturities
Fiscal Year:
2007	$40,232
2008	300,164

$340,396

Included in the foregoing amounts are $300.0 million of pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Therefore, the maturities shown above may not reflect actual cash outlays in future periods.

10. Interest Expense

The components of interest expense, net, for continuing operations consisted of the following:

	2006	2005	2004
Interest expense	$13,758	30,582	27,734
Debt issue cost write-off	—	5,214	4,602
Swap unwind	—	—	(14,430)
Capitalized interest	(224)	(1,419)	(1,628)
Interest income	(1,566)	(1,287)	(1,935)

Interest expense, net	$11,968	33,090	14,343

In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise. $26.6 million and $9.3 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during 2006 and 2005, respectively. The unamortized balance of debt issue costs related to the Company’s pre-petition credit facility was expensed in 2005, because the facility was paid in full and cancelled on approval of the DIP Credit Facility.

11. Derivatives

As of June 28, 2006 and June 29, 2005, the Company had no derivatives in effect.

During 2004, the Company terminated two interest rate swaps related to the Notes and

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

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

12. Retirement Plans

Profit Sharing/401(k) Plan

The Company has a Profit Sharing/401(k) Plan that has a noncontributory, trusteed profit-sharing feature and a contributory, trusteed 401(k) feature. The plan is in effect for eligible associates and may be amended or terminated at any time. Charges to operations for plan contributions amounted to $9.3 million, $11.3 million and $13.0 million in 2006, 2005 and 2004, respectively. The assets and liabilities of this plan are excluded from the Chapter 11 proceedings and from the accompanying Consolidated Balance Sheets.

Defined Benefit and Retiree Medical Plans

The Company has a management security plan, which is a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provides retirement and death benefits to certain executives and other members of management. Effective July 1, 2003, the eligibility criteria were modified to limit the number of active participants in the plan. The plan is a non-funded contributory plan. Since the Petition Date, no additional benefits were credited and associate contributions ceased. A liability of $87.9 million and $101.4 million was included in liabilities subject to compromise as of June 28, 2006 and June 29, 2005, respectively.

The Company provides medical insurance benefits to current and future retirees until age 65. Employees are eligible for benefits after attaining 55 years of age and ten years of full-time service with the Company. All employees other than retirees and active employees who had reached 55 years of age and had 20 years of services as of January 1, 2003 contribute amounts assumed to be the full cost of coverage under the plan. In 2006, the Company recognized a $1.1 million curtailment loss related to the accelerated recognition of amortizable prior service cost related to certain terminated employees because of such terminations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The components of expense for the Defined Benefit Plan and retiree medical plan consisted of the following:

	Defined Benefit Plan			Retiree Medical
	2006	2005	2004	2006	2005	2004
Service cost	$—	582	762	—	—	—
Interest cost	4,662	4,482	4,070	632	993	1,009
Amortization of prior service cost	—	—	—	1,873	2,088	2,088
Recognized net actuarial loss (gain)	4,375	1,349	2,193	(177)	(8)	(68)
Participant contributions	—	(35)	(364)	—	—	—
Curtailment loss	—	—	—	1,086	—	—

Net periodic benefit expense	$9,037	6,378	6,661	3,414	3,073	3,029

The following summarizes the changes in the projected benefit obligation and post-retirement benefit obligation:

	Defined Benefit Plan		Retiree Medical
	2006	2005	2006	2005
Beginning of year benefit obligation	$101,362	68,827	17,397	16,968
Service cost	—	582	—	—
Interest cost	4,662	4,482	632	993
Actuarial (gain) loss	(12,571)	31,870	(3,399)	1,052
Benefits paid	(5,592)	(4,399)	(1,972)	(1,616)
Plan amendments	—	—	(1,707)	—
Curtailment loss	—	—	814	—

End of year benefit obligation	87,861	101,362	11,765	17,397
Unrecognized prior service cost	—	—	(9,950)	(14,616)
Unrecognized net actuarial (loss) gain	(24,691)	(41,637)	3,588	1,181
Additional minimum liability	24,691	41,637	—	—

Accrued benefit cost	$87,861	101,362	5,403	3,962

The accumulated benefit obligation for the Defined Benefit Plan was $87,861 and $101,362 as of June 28, 2006 and June 29, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Additional information:

	Defined Benefit Plan			Retiree Medical
	2006	2005	2004	2006	2005	2004
Minimum pension liability adjustment included in other comprehensive loss	$(16,945)	30,524	(533)	$—	—	—
Discount rate used to determine benefit obligation	6.20%	4.75%	6.00%	6.20%	4.75%	6.00%
Discount rate used to determine net periodic benefit expense	4.75%	6.00%	6.00%	4.75/5.25%	6.00%	6.00%

For fiscal 2006, the discount rate used to determine net periodic benefit expense for the retiree medical plan was 4.75% for the period from June 30, 2005 to December 31, 2005. Due to the plan curtailment, the discount rate was reassessed and revised as of January 1, 2006 to 5.25% for the remainder of fiscal 2006.

Assumed health care cost rates have a significant effect on the amounts reported for the retiree medical plan. The health care cost trend rates assumed for 2006 and 2005 were 8.5% and 11.0%, respectively. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.5%, which is assumed to be reached in 2012. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$21	$(20)
Effect on post-retirement benefit obligation	351	(337)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the indicated fiscal years:

	Defined Benefit Plan	Retiree Medical
2007	$6,526	$2,400
2008	6,960	2,300
2009	7,117	2,200
2010	7,360	1,900
2011	7,089	1,600
Years 2012-2015	36,588	3,000

Supplemental Retirement Plan

The Company has a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. As of the Petition Date, contributions from associates were suspended. A liability of $15.5 million and $15.9 million was included in liabilities subject to compromise as of June 28, 2006 and June 29, 2005, respectively. Charges to operations for plan contributions amounted to less than $0.5 million per year in 2005 and 2004; no contributions were made in 2006.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The proposed Plan provides for rejection of the Defined Benefit Plan and Supplemental Retirement Plan. Claims under such plans will be treated as unsecured claims, except that a death benefit component of the Defined Benefit Plan will continue.

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

Information below reflects share-based plans in effect at June 28, 2006. However, as discussed in Note 1, the proposed Plan of Reorganization will result in cancellation of all common stock and related securities, as well as the share-based plans.

General

The Company plans to issue treasury shares upon exercise of stock options or vesting of restricted stock and restricted stock units, unless there are insufficient treasury shares, in which case new shares would be issued. The Company believes that it has sufficient treasury shares to meet its requirements to issue shares during fiscal 2007.

The Company generally recognizes compensation expense on a straight-line basis over the vesting period of grants. Total compensation expense related to share-based payments was $7.0 million, $9.4 million and $7.4 million for 2006, 2005 and 2004, respectively. As of June 28, 2006, the Company had $12.3 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 2.6 years. As of June 28, 2006, an aggregate of approximately 6.9 million shares were authorized for future grant under the plans

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

described below. Awards that expire or are forfeited generally become available for re-issuance under the respective plan. Share-based awards generally provide for accelerated vesting if there is a change in control of the Company, as defined in the relevant plan documents or employment agreements.

Shareholders approved both the Key Employee Stock Option Plan (the “KESOP”) and the Stock Plan for Directors (the “Director Plan”) prior to implementation of these plans. Shareholders did not vote on and thus did not approve any other share-based plans.

Stock Option Plans

The purchase price of shares covered by an option cannot be less than the fair value of the Company’s common stock on the grant date. Vesting and exercise of options are contingent upon continued employment. The following option plans were in effect as of June 28, 2006:

•	The KESOP, as amended, reserved 10 million shares of common stock for options to be granted under the plan. These options generally vest ratably over three or five years and expire seven to ten years from the grant date.

•	The 2000 Retention and Attraction Plan reserved approximately 1.1 million shares of common stock for options to be granted under the plan. These options vested over five years and generally expire ten years from the grant date.

•	The Director Plan reserved 0.5 million shares of common stock for awards to be granted under the plan, either as shares of common stock and/or as options. Such options are exercisable immediately at an exercise price equal to the fair value of the Company’s stock on the grant date and generally expire no later than January 15th following the sixth full fiscal year after the grant date.

Changes in options outstanding for 2006 were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 29, 2005	4,363	$10.60
Forfeited	(326)	6.20
Expired	(830)	21.29

Outstanding as of June 28, 2006	3,207	$8.27	7.3	$—

Exercisable as of June 28, 2006	1,638	$10.18	6.6	$—

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

No options were exercised in 2006, 2005 or 2004. The weighted-average grant date fair value of options granted during 2005 and 2004 was $2.60 and $2.88, respectively. There were no options granted in 2006. The fair value of options at the grant date was estimated using the Black-Scholes model and the assumptions below. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date. Historical data is used to estimate option exercise and employee termination activity. These factors affect the expected life, which is the period of time that options are expected to be outstanding. Expected volatility is based on implied volatilities from traded options on the Company’s common stock, historical volatility of the Company’s common stock and other factors.

	2006	2005	2004
Risk-free interest rate	3.8%	4.1%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	6.5	6.5	6.5
Expected volatility	35.8%	35.8%	33.2%

Restricted Stock Plan

The Company’s restricted stock plan reserved 2 million shares of common stock to be granted on a restricted basis to certain eligible key associates. Restrictions lapse as shares vest, generally over three to five years. Vesting is accelerated if specified Company performance measures are achieved. During the vesting period, the associates have voting rights and receive dividends (if declared), but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited on termination of employment.

Changes in restricted stock for 2006 were as follows:

	Shares (thousands)	Weighted- Average Grant Date Fair Value per share
Nonvested balance as of June 29, 2005	850	$7.53
Vested	(72)	8.48
Forfeited	(230)	7.02

Nonvested balance as of June 28, 2006	548	$7.62

The weighted-average grant date fair value of restricted stock grants during 2005 and 2004 was $4.20 and $8.89 per share, respectively; no grants were made in 2006. The total fair value of shares vested in 2006, 2005 and 2004 was $32, $1,396 and $637, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Under the employment agreement entered into in December 2004 with Mr. Lynch, the Company’s Chief Executive Officer, the Company granted three million restricted stock units (“RSUs”), payable in one share of common stock for each unit. 200,000 units vested during 2006, with a fair value of $156. 200,000 units vest annually in December 2006-2008, while the remaining 2.2 million units vest in December 2009. Vesting is contingent upon continued employment. The Company will issue shares associated with vested RSUs six months after termination of Mr. Lynch’s employment with the Company. The RSUs do not have voting rights. Dividends, if declared, are distributed as additional RSUs based upon the closing stock price on the declaration date; these additional RSUs vest immediately. The weighted average grant date fair value of the restricted stock units was $4.01 per share.

14. Leases

Open Facilities

Substantially all of the Company’s stores are leased. The Company also leases certain manufacturing, distribution and administrative facilities as well as equipment and vehicles. A majority of lease obligations relate to real properties with remaining terms ranging from less than one year to 33 years, generally with renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

Subleased Facilities

The Company is contingently liable for leases assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under an assigned lease if an assignee is unable to pay the lease obligations. Due to the wide distribution of assignments among third parties and the remedies available to the Company during the Chapter 11 proceedings, the Company believes the likelihood that it will be required to assume a material amount of these obligations is remote.

Lease Commitments

Under the Bankruptcy Code, the Company generally must assume or reject executory contracts, including lease obligations. Therefore, the commitments shown below may not reflect actual cash disbursements in future periods. Future contractual minimum lease payments, for both facilities and equipment, under both capital and operating leases that have remaining terms in excess of one year as of June 28, 2006 are presented below. The table below excludes leases rejected with Court approval on or before June 28, 2006; any additional lease rejections will further reduce the indicated commitments, but would increase lease rejection claims included in liabilities subject to compromise.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

	Capital	Operating	Sublease and Assignments	Net
Fiscal Year:
2007	$4,392	240,146	(47,302)	197,236
2008	3,203	227,366	(43,745)	186,824
2009	2,215	217,270	(39,755)	179,730
2010	2,088	205,047	(36,439)	170,696
2011	1,591	191,061	(32,734)	159,918
Thereafter	382	1,202,246	(165,412)	1,037,216

Total minimum lease payments	13,871	2,283,136	(365,387)	1,931,620

Less: Amount representing estimated taxes, maintenance and insurance costs included above	1,462

Net minimum lease payments	12,409
Less: Amount representing interest	(3,423)

Present value of net minimum lease payments	$8,986

Minimum rentals, contingent rentals and sublease rentals under operating leases, including both continuing and discontinued operations, were as follows:

	2006	2005	2004
Minimum rentals	$233,860	354,733	344,977
Contingent rentals	757	578	410
Less: Sublease rentals	(1,559)	(2,868)	(4,848)

Total	$233,058	352,443	340,539

Closed Facilities

The lease liability on closed facilities is based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, and is included in liabilities subject to compromise. Lease payments extend into 2025 pursuant to the terms of the lease agreements.

The following summarizes the changes in the lease liability on closed facilities:

	Total	2005 Restructure	2004 Restructure	2000 Restructure	Other
Balance as of June 29, 2005	$62,382	—	30,751	23,194	8,437
Additions/adjustments	433,281	428,168	(8,546)	1,757	11,902
Utilization	(16,666)	(11,058)	(1,439)	(1,979)	(2,190)
Adjustments due to lease rejections	(456,294)	(416,581)	(20,396)	(14,743)	(4,574)

Balance as of June 28, 2006	$22,703	529	370	8,229	13,575

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs. The balance as of both June 28, 2006 and June 29, 2005 excludes lease rejection claims, which are also included in liabilities subject to compromise.

The Company is reviewing all of its executory contracts, including its real property leases on both open and closed facilities, to determine which contracts will be rejected as allowed under the Bankruptcy Code. Since the Petition Date, the Company received approval from the Court to reject leases related to approximately 420 facilities. Approval of further lease rejections and/or closure of additional facilities will result in revisions of the lease liability on closed facilities and recognition of additional gains or losses. The Court extended the Company’s deadline to assume or reject each of its real property leases to the effective date of the Plan, for a majority of such leases. The ultimate amount of allowed claims related to rejected leases, as well as the timing and amount of any payments, will be determined by the Chapter 11 proceedings.

Upon Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code, which accrual is also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual is included in the Statement of Operations as a component of reorganization items, net gain.

15. Reorganization Items

Reorganization items, net gain, represents amounts incurred since the Petition Date as a direct result of the Chapter 11 filings, and was comprised of the following:

	2006	2005
Professional fees	$42,890	23,029
Lease rejections	(279,276)	(185,596)
Employee costs	6,975	3,330
Write-off of debt issue costs	—	4,254
Interest income	(1,995)	—
Abandoned property	794	6,022
Estimated claims adjustments and other, net	(20,568)	668

Reorganization items, net gain	$(251,180)	(148,293)

Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. The Company has rejected a number of

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

leases, resulting in the recognition of non-cash gains and losses. The Company may reject additional leases or other contracts in the future, which may result in recognition of material gains or losses (see Note 14).

Employee costs relate to the Company’s key employee retention plan, by which certain key associates, including executive officers, are eligible for retention incentives. The key associates were classified into different bands based on their level of responsibility and role within the Company. The amount of retention incentive was based on a key associate’s band and base salary at the time the incentive was determined. The incentive is payable in four equal installments, contingent upon continued employment through the payment dates; three installments have been paid as of June 28, 2006.

On the Petition Date, in accordance with SOP 90-7 the Company ceased amortization of debt issue costs related to pre-petition obligations. The Company expensed the unamortized balance of all debt issue costs related to the Notes. Abandoned property represents the net book value of equipment and leasehold improvements in facilities for which the lease has been rejected and the property turned over to the landlords. Estimated claims adjustments result primarily from potential landlord and general liability claimants that did not file a proof of claim by the Court-established bar date.

Net cash paid for reorganization items totaled $55.0 million and $15.0 million for 2006 and 2005, respectively. In 2006, the Company paid $48.4 million for professional fees, $6.6 million for employee costs, and $1.5 million for other costs, which were offset by $1.5 million of interest income received. In 2005, the Company paid $11.1 million for professional fees, $3.1 million for employee costs and $0.8 million for other costs.

16. Discontinued Operations and Restructuring

In evaluating whether elements of its restructuring plans qualify for discontinued operations classification, the Company considers each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to the Company’s ongoing operations and cash inflows of nearby Company stores are not expected to increase significantly because of the exit, the results of operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are classified as discontinued operations only if the Company determines that the related continuing cash flows will not be significant to its ongoing operations. Costs incurred to dispose of a location are included in loss on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as restructuring costs.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

2005 Restructure Plan

In June 2005, the Company announced its 2005 Restructure Plan, to exit 326 stores and three distribution centers. In April 2006, this plan was expanded by an additional 35 stores and one additional distribution center. As of June 28, 2006, these exits are complete. The Company also announced the pending sale of its ownership interest in Bahamas Supermarkets Limited, which owns twelve stores and a distribution center in The Bahamas. As of June 28, 2006, the Court had approved the sale, which occurred in August 2006. The Company has also closed or sold all manufacturing operations except two dairies and the Chek beverage operation.

The Company classified results of operations related to 357 of the 374 stores exited during fiscal 2006 and two distribution centers as discontinued operations. The Company determined that the closure of the remaining stores, the manufacturing operations and two of the distribution centers did not eliminate the cash flows for similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations. In addition, the results of operations for the stores and distribution center in the Bahamas were classified as discontinued operations.

The Company restructured its field and administrative support staff to support the planned configuration of the retail business. The number of store and support associates was reduced to approximately 55,000 as of June 28, 2006.

2004 Restructure Plan

In April 2004, the Board of Directors approved a plan (the “2004 Restructure Plan”) to exit 156 stores and three distribution centers. The Company also specified six manufacturing operations to be exited. These actions were substantially complete at the end of 2005.

Results of operations of all 156 stores and two distribution centers were classified as discontinued operations. The Company determined that the closure of the other distribution center and the manufacturing operations did not eliminate the cash flows for warehousing and similar manufactured goods, respectively, and thus the results of operations of those facilities were reported in continuing operations.

Financial Information

Net sales from discontinued operations were $684.3 million, $3.2 billion and $4.3 billion for 2006, 2005 and 2004, respectively. The net loss from discontinued operations was $463.8 million, $448.8 million and $92.9 million for 2006, 2005 and 2004, respectively. Such losses included a loss on disposal of discontinued operations of $320.8 million, $129.5 million and $16.8 million, respectively, related to employee termination costs, lease termination costs, other location closing costs and a benefit from LIFO reserve. Restructuring (gains) charges, net were ($7.7) million, $34.2 million and $8.9 million for 2006, 2005 and 2004, respectively, related to employee

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

termination costs, lease termination costs and other location closing costs. Included in restructuring (gains) charges, net for 2006 is a $41.5 million gain from the June 2006 sale of the Pompano distribution center.

Although the Company has accrued the lease liabilities on closed facilities, the payments will continue through the lease expirations unless rejected in the Chapter 11 cases. The following tables reflect the restructuring expenses and changes in accruals. All 2006 expenses related to the 2005 Restructure Plan. The 2004 Restructure Plan was substantially complete as of June 29, 2005:

	2006	2005	2004
Restructuring
(Gain) loss on sale/retirement, net	$(50,435)	(4,661)	6,789
Lease termination costs	32,804	34,950	496
Employee termination costs	5,385	2,226	1,554
Other location closing costs	4,547	1,724	73

Total restructuring (gains) charges, net	(7,699)	34,239	8,912

Loss on disposal
(Gain) loss on sale/retirement, net	(60,450)	(13,014)	(1,241)
LIFO liquidation	(39,820)	(20,349)	—
Lease termination costs	373,328	134,891	10,075
Employee termination costs	21,524	17,983	3,684
Other location closing costs	26,264	9,945	4,324

Total loss on disposal	320,846	129,456	16,842

Total incurred	$313,147	163,695	25,754

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

The following table summarizes the change in liability recorded for the restructuring plans:

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 25, 2003	$—	—	—
Additions	9,635	4,464	5,171
Utilizations	(2,611)	(704)	(1,907)

Balance at June 30, 2004	7,024	3,760	3,264

Additions	19,127	16,106	3,021
Utilizations	(21,484)	(16,448)	(5,036)
Adjustments	(4,507)	(3,258)	(1,249)

Balance at June 29, 2005	160	160	—

Additions	48,633	34,033	14,600
Utilizations	(33,404)	(23,319)	(10,085)
Adjustments	(11,765)	(9,515)	(2,250)

Balance at June 28, 2006	$3,624	1,359	2,265

Employee termination costs are included in accrued wages and salaries in the Consolidated Balance Sheets. See Note 14 for a reconciliation of lease termination costs. Property and equipment held for sale under the 2004 Restructure Plan of $9.3 million as of June 29, 2005 is recorded on the accompanying Consolidated Balance Sheet as a component of assets held for sale. See also Note 17.

17. Assets and Liabilities Classified as Held for Sale

On May 18, 2006, the Company received Court approval to sell its 78% ownership interest in Bahamas Supermarkets Limited, which owns twelve stores and a distribution center in The Bahamas. Assets and liabilities of Bahamas Supermarkets Ltd. were reclassified to Assets held for sale and Liabilities related to assets held for sale, respectively (see Note 21). Assets held for sale also include certain idle properties that the Company has received Court approval to sell. The following table presents major classes of assets and liabilities classified as held for sale as of June 28, 2006:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

	June 28, 2006
	Bahamas	Other	Total
Cash and cash equivalents	$16,735	—	16,735
Trade and other receivables, net	1,402	—	1,402
Merchandise inventories, net	12,927	—	12,927
Prepaid expenses	87	—	87

Total current assets held for sale	31,151	—	31,151

Property, plant and equipment, net	4,434	8,487	12,921
Other assets	638	—	638

Total assets held for sale	$36,223	8,487	44,710

Accounts payable	$5,553	—	5,553
Accrued expenses	3,653	—	3,653

Total liabilities related to assets held for sale	$9,206	—	9,206

18. Self-Insurance

The Company’s primary commercial general liability, business interruption, workers’ compensation, property loss and auto liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverage. Above the respective primary policy limits, the Company maintains commercial excess umbrella and excess workers’ compensation liability stop-loss coverage. Excess insurance applies above retentions of $2.0 million per occurrence for automobile and general liability, $1.5 million per occurrence for workers’ compensation, $10.0 million per occurrence for property losses and business interruption losses related to named windstorms and $5.0 million aggregate for all other property losses in excess of $0.1 million per occurrence. The Company also self-insures its employee medical benefits program.

During 2005 and 2006, the Company sustained significant losses due to named windstorms. Insurance programs that were in effect at the time have allowed the Company to recover substantially all of its out-of-pocket costs related to preparation, inventory replacement and repairs. In response to the losses sustained by the insurance industry over the last few years, effective April 30, 2006, insurance coverages were adversely modified and now require the Company to retain additional exposure, while at the same time increasing property insurance premiums by approximately $20 million. The deductibles and insurance limits are assessed on a per storm basis, rather than in aggregate for all storms within the annual policy period as in the past. The new coverage requires a $10 million deductible for each named windstorm, as compared to a

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

$10 million deductible for all occurrences within the annual policy period under the prior policy. There is no insurance coverage for losses in excess of $110 million and losses in excess of $60 million require participation in the loss by the Company. During 2005 and 2006, of the nine storms that affected the Company, only one, Katrina, caused losses in excess of $60 million. These coverage changes effectively increase the Company’s financial risk related to potential windstorm activity. The Company is unable to quantify the maximum financial impact of this change, as it would be dependent upon the number of windstorms and amount of losses incurred; however, significant windstorm losses would negatively affect results of operations and liquidity.

To reduce the financial impact of future windstorms, the Company has developed procedures for hurricane preparedness to reduce inventory losses, such as modifying product shipments as a storm threatens, adding generators to distribution centers and purchasing a small number of generators that can be positioned in affected stores.

The Company incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. The Company expects to be fully covered for losses in excess of its then-applicable $10 million annual windstorm and $5 million annual flood insurance deductibles. Expenditures to repair damage and replenish inventory are generally required in advance of the receipt of insurance proceeds, which negatively affects liquidity. As of June 28, 2006, the Company had received advances totaling $50.0 million on its claims for the fiscal 2006 storms, and had recorded a receivable of $46.2 million.

During 2005, four hurricanes caused damage and losses in much of the Company’s operating area. Due to insurance recoveries in excess of out-of-pocket costs, the Company recognized no significant impact to cost of sales or operating and administrative expenses from these storms. During 2006, the Company settled the majority of its claims related to the 2005 storms and received a payment of $14.5 million, in addition to $50.0 million received in 2005.

19. Commitments and Contingencies

Purchase Commitments

The Company enters into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products, and if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Certain of these contracts are cancelable, typically upon return of the related vendor allowances. Remaining purchase obligations for both non-cancelable contracts and contracts where the Company’s obligations on cancellation are not specified totaled $451.2 million as of June 28, 2006, with remaining terms that range from one to eight years, based on anticipated purchasing volumes where applicable. These contracts are subject to rejection by the Company under the provisions of the Bankruptcy Code and are not recorded in the accompanying Consolidated Balance Sheets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Litigation

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Consolidated Financial Statements, but they are not significant to the consolidated results of operations, financial position or cash flows of the Company. The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company’s business. The rights of creditors and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered. The ultimate recovery by creditors will not be determined until confirmation and implementation of a plan of reorganization. Until that time, no assurance can be given as to what recoveries, if any, will be assigned in the bankruptcy proceedings to each of these constituencies. Under the Plan, the Company’s existing stock will be cancelled and no distributions will be made to its shareholders. A plan of reorganization could also result in holders of the Company’s unsecured debt receiving less, and potentially substantially less, than payment in full for their claims. See Note 1 for additional information.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. In the event that any claims alleged in these lawsuits are sustained against the Company, the claims will be treated in the Company’s Chapter 11

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

case, and to the extent any such claims are subject to the provisions of 11 U.S.C. §510(b), such claims will be subordinated to other claims against the Company and will be treated in the same manner as the Company’s existing shares.

In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that they commence a derivative legal proceeding on behalf of the Company against the Board of Directors and the Company’s officers and directors who served from May 6, 2002 through July 23, 2004. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believes that all of these claims are without merit and intends to defend itself vigorously. Moreover, any derivative claims would belong to the Company’s Chapter 11 estate and the automatic stay would prevent any party other than the Company from pursuing such claims. Under the Plan, any such claims would be released by the Company.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevents parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits will be treated in the Company’s Chapter 11 cases either pursuant to a confirmed plan of reorganization or as otherwise ordered by the Court. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay. Such claims will be subject to an administrative claims bar date to be imposed under the Plan.

20. New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company adopted FIN 47 as of June 28, 2006. The initial adoption resulted in a charge of $1.0 million (net of income taxes), which was recorded as a cumulative effect of a change in accounting principle. The adoption increased net property and equipment by $0.1 million and increased asset retirement obligations by $1.1 million.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year or earlier if the “fresh start” provisions of SOP 90-7 are applied within fiscal 2007, as currently expected. The Company is currently evaluating the impact of adoption of FIN 48 on its financial statements.

21. Subsequent Events

Bahamas Supermarkets Limited

In August 2006, the Company sold its 78% ownership interest in Bahamas Supermarkets Limited for approximately $54.0 million. Transaction fees are expected to total approximately $3.0 million.

Exit Facility

On June 28, 2006, the Company entered into a commitment letter for a senior secured revolving loan for $725 million (the “Exit Facility”) with Wachovia Bank, N.A. and Wachovia Capital Markets, LLC. The facility includes a $300 million letter of credit sub-facility and has a five-year term. It will be collateralized by senior liens on substantially all assets of the Company and replace the $800 million DIP Credit Facility on the effective date of a plan of reorganization. On July 27, 2006, the Court approved this financing, but the closing for the Exit Facility remains subject to a number of conditions, including Court confirmation of a plan. The Exit Facility will include various financial and other customary covenants for these types of financings. The covenants have not yet been negotiated in detail. The Exit Facility is expected to increase the Company’s borrowing availability as compared to the DIP Credit Facility due to more favorable terms. The preceding description is qualified in its entirety by reference to the Exit Facility commitment letter (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Bankruptcy Proceedings

On June 29, 2006, the Company filed its proposed Plan of Reorganization and related Disclosure Statement with the Court; amended versions of both of these documents were filed on August 2, 2006. The Plan received the formal endorsement of the Creditors’ Committee and, on August 4, 2006, the Court approved the Disclosure Statement. The final Plan and Disclosure Statement were filed on August 9, 2006. The Disclosure Statement and related balloting documents were mailed between August 9, 2006 and August 15, 2006 to all holders of claims as of August 1, 2006 that are entitled to vote on the Plan. See Note 1 for further information.

Proposed Tax Settlement

In September 2006, the Company proposed a settlement that is pending customary approvals with the IRS. See Note 7 for further information.

22. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 28, 2006 and June 29, 2005. Amounts for all periods except the quarter ended June 28, 2006 were reclassified from those originally reported to the SEC on Form 10-Q or Form 10-K in order to separately present discontinued operations that occurred in 2005 and 2006, as discussed in Note 16. In addition, all periods for the year ended June 28, 2006, except for the quarter ended June 28, 2006, originally reported to the SEC on Form 10-Q were adjusted in order to reflect a $4.5 million tax benefit related to additional net operating loss carryback amounts. As a result net (loss) earnings changed by $1.4 million, $2.1 million and $1.0 million for the quarters ended September 21, 2005, January 11, 2006, and April 5, 2006, respectively. The impact on these quarters is insignificant. (Loss) earnings per share amounts for each quarter are required to be computed individually and may not equal the amount computed for the entire year.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

	Quarters Ended
2006	Sept. 21 (12 Weeks)	Jan. 11 (16 Weeks)	Apr. 5 (12 Weeks)	June 28 (12 Weeks)
Sales from continuing operations	$1,585,743	2,269,037	1,673,723	1,665,350
Gross profit on sales from continuing operations	$413,330	574,331	443,745	435,040
Net (loss) earnings from continuing operations	$(84,048)	216,553	(29,498)	(4,079)
(Loss) earnings from discontinued operations	$(473,090)	20,948	485	(12,155)
Cumulative effect of a change in accounting principle	$(4,583)	—	—	1,000
Net (loss) earnings	$(552,555)	237,501	(29,013)	(17,234)
Basic (loss) earnings per share from continuing operations	$(0.60)	1.53	(0.21)	(0.03)
Dilued (loss) earnings per share from continuing operations	$(0.60)	1.50	(0.21)	(0.03)
Basic (loss) earnings per share	$(3.92)	1.68	(0.21)	(0.12)
Diluted (loss) earnings per share	$(3.92)	1.64	(0.21)	(0.12)

	Quarters Ended
2005	Sept. 22 (12 Weeks)	Jan. 12 (16 Weeks)	Apr. 6 (12 Weeks)	June 29 (12 Weeks)
Sales from continuing operations	$1,641,705	2,171,452	1,613,605	1,578,462
Gross profit on sales from continuing operations	$451,196	581,949	423,947	372,242
Net (loss) earnings from continuing operations	$(37,461)	(300,404)	99,440	(145,330)
Loss from discontinued operations	$(115,616)	(99,297)	(112,846)	(121,088)
Net loss	$(153,077)	(399,701)	(13,406)	(266,418)
Basic (loss) earnings per share from continuing operations	$(0.27)	(2.13)	0.71	(1.03)
Diluted (loss) earnings per share from continuing operations	$(0.27)	(2.13)	0.69	(1.03)
Basic loss per share	$(1.09)	(2.84)	(0.09)	(1.89)
Diluted loss per share	$(1.09)	(2.84)	(0.09)	(1.89)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

	Fourth Quarter Results of Operations
	June 28, 2006 (12 Weeks)	June 29, 2005 (12 Weeks)
Net sales	$1,665,350	1,578,462
Cost of sales, including warehouse and delivery expense	1,230,310	1,206,220

Gross profit on sales	435,040	372,242
Other operating and administrative expenses	479,851	444,976
Impairment charges	6,522	54,743
Restructuring (gain) charges, net	(32,403)	5,730

Operating loss	(18,930)	(133,207)
Interest expense, net	2,613	3,683

Loss from continuing operations before reorganization items and income taxes	(21,543)	(136,890)
Reorganization items, net gain	(12,427)	(205)
Income tax (benefit) expense	(5,037)	8,645

Net loss from continuing operations	(4,079)	(145,330)

Discontinued operations:
Loss from discontinued operations	(3,816)	(132,451)
(Loss) gain on disposal of discontinued operations	(8,339)	11,363
Income tax benefit	—	—

Loss from discontinued operations	(12,155)	(121,088)

Cumulative effect of a change in accounting principle	1,000	—

Net loss	$(17,234)	(266,418)

In the fourth quarter of 2005, the Company recorded a $22.2 million adjustment, of which $20.5 million increased cost of sales and $1.7 million increased other operating and administrative expenses; this adjustment related to both continuing and discontinued operations. A corresponding adjustment to deferred revenue increased liabilities subject to compromise by $14.0 million, accounts payable by $5.0 million and other liabilities by $3.2 million. These adjustments resulted from errors made in prior years in the application of generally accepted accounting principles related to multi-year contracts with incentive provisions.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

In the fourth quarter of 2006, the Company sold its Pompano distribution center, resulting in a gain of $41.5 million that is included in the restructuring (gain) charges, net.

In the fourth quarter of 2006, the Company recorded an income tax benefit of $4.5 million to correct fiscal 2005 errors including an income tax benefit of $11.7 million related to additional refunds from net operating loss carrybacks partially offset by an expense of $7.2 million, primarily related to depreciation and LIFO errors. The errors were insignificant to 2005 and 2006.

During the first three quarters of each year, the Company uses an estimated annual inflation rate to calculate LIFO inventory; this rate was 1% for both 2006 and 2005. During the fourth quarter of each year, the Company uses its actual annual inflation rate in the calculations; this rate was 1.1% and 0.3% in 2006 and 2005, respectively. During 2005, the fourth quarter results reflect a benefit from LIFO of $17.3 million.

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

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Fiscal 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,692,664	2,501,189		7,193,853
Cost of sales	3,487,679	1,839,728		5,327,407

Gross profit on sales	1,204,985	661,461	—	1,866,446
Other operating & administrative expenses	1,403,147	605,302		2,008,449
Impairment charges	6,201	9,400		15,601
Restructuring charges	(1,937)	(5,762)		(7,699)

Operating (loss) income	(202,426)	52,521	—	(149,905)
Equity in losses of consolidated subsidiaries	(39,504)	—	39,504	—
Interest expense, net	12,032	(64)		11,968

(Loss) earnings before reorganization items and income taxes	(253,962)	52,585	39,504	(161,873)
Reorganization items, net	(13,416)	(237,764)		(251,180)
Income tax expense (benefit)	1,381	(11,002)		(9,621)

(Loss) earnings from continuing operations	(241,927)	301,351	39,504	98,928
Net loss from discontinued operations	(122,957)	(340,855)		(463,812)
Cumulative effect of changes in accounting principle	(3,583)	—	—	(3,583)

Net loss	$(361,301)	(39,504)	39,504	(361,301)

Fiscal 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,588,411	2,416,813	—	7,005,224
Cost of sales	3,449,655	1,726,235	—	5,175,890

Gross profit on sales	1,138,756	690,578	—	1,829,334
Other operating & administrative expenses	1,294,794	650,382	—	1,945,176
Impairment charges	134,696	23,722	—	158,418
Restructuring charges	6,023	28,216	—	34,239

Operating loss	(296,757)	(11,742)	—	(308,499)
Equity in losses of consolidated subsidiaries	(360,504)	—	360,504	—
Interest expense, net	33,023	67	—	33,090

Loss before reorganization items and income taxes	(690,284)	(11,809)	360,504	(341,589)
Reorganization items, net	30,489	(178,782)	—	(148,293)
Income tax expense	29,921	160,538	—	190,459

(Loss) earnings from continuing operations	(750,694)	6,435	360,504	(383,755)
Net loss from discontinued operations	(81,908)	(366,939)	—	(448,847)

Net loss	$(832,602)	(360,504)	360,504	(832,602)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Fiscal 2004

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,573,938	2,788,013	—	7,361,951
Cost of sales	3,338,310	2,023,041	—	5,361,351

Gross profit on sales	1,235,628	764,972	—	2,000,600
Other operating & administrative expenses	1,234,789	746,302	—	1,981,091
Impairment charges	—	13,390	—	13,390
Restructuring charges	—	8,912	—	8,912

Operating income (loss)	839	(3,632)	—	(2,793)
Equity in losses of consolidated subsidiaries	(76,596)	—	76,596	—

Interest expense, net	14,343	—	—	14,343

Loss before income taxes	(90,100)	(3,632)	76,596	(17,136)
Income tax benefit	(6,455)	(3,160)	—	(9,615)

Loss from continuing operations	(83,645)	(472)	76,596	(7,521)
Net loss from discontinued operations	(16,759)	(76,124)	—	(92,883)

Net loss	$(100,404)	(76,596)	76,596	(100,404)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

June 28, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$133,960	18,277	—	152,237
Merchandise inventories	236,892	240,993	—	477,885
Other current assets	285,338	83,465	—	368,803

Total current assets	656,190	342,735	—	998,925
Property, plant and equipment, net	285,912	210,918	—	496,830
Other non-current assets	73,257	25,963	—	99,220
Investments in and advances to/from subsidiaries	(260,558)	—	260,558	—

Total assets	$754,801	579,616	260,558	1,594,975

Accounts payable	$73,034	156,917	—	229,951
Current borrowings under DIP credit facility	40,000	—	—	40,000
Other current liabilities	224,368	83,136	—	307,504

Total current liabilities	337,402	240,053	—	577,455
Long-term debt	164	—	—	164
Other non-current liabilities	119,366	62,124	—	181,490

Total noncurrent liabilities	119,530	62,124	—	181,654
Liabilities subject to compromise	579,957	537,997	—	1,117,954
Common stock of $1 par value	141,858	6,334	(6,334)	141,858
(Accumulated deficit) retained earnings &	(423,946)	(266,892)	266,892	(423,946)

Total liabilities and shareholders’ equity	$754,801	579,616	260,558	1,594,975

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

June 29, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$158,700	47,597	—	206,297
Merchandise Inventories	315,916	482,498	—	798,414
Other current assets	152,562	50,688	—	203,250

Total current assets	627,178	580,783	—	1,207,961
Property, plant and equipment, net	341,886	321,201	—	663,087
Other non-current assets	98,666	17,592	—	116,258
Investments in and advances to/from subsidiaries	205,559	—	(205,559)	—

Total assets	$1,273,289	919,576	(205,559)	1,987,306

Accounts payable	$7,137	97,032	—	104,169
Other current liabilities	155,080	139,201	—	294,281

Total current liabilities	162,217	236,233	—	398,450
Long-term debt	245,399	—	—	245,399
Other non-current liabilities	103,477	69,410	—	172,887

Total liabilities not subject to compromise	511,093	305,643	—	816,736
Liabilities subject to compromise	702,902	408,374	—	1,111,276
Common stock of $1 par value	141,889	6,334	(6,334)	141,889
(Accumulated deficit) retained earnings & other shareholders’ equity	(82,595)	199,225	(199,225)	(82,595)

Total liabilities and shareholders’ equity	$1,273,289	919,576	(205,559)	1,987,306

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year ended June 28, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$120,978	78,424	—	199,402

Purchases of property, plant and equipment, net	(20,203)	(10,335)	—	(30,538)
Proceeds from sale of facilities	33,806	133,824	—	167,630
Other assets, net	229,456	246,150	(463,293)	12,313

Net cash provided by (used in) investing activities	243,059	369,639	(463,293)	149,405

Gross borrowings on DIP credit facilities	698,542	—	—	698,542
Gross repayments on DIP credit facilities	(903,545)	—	—	(903,545)
Principal payments on long-term debt	(194)	—	—	(194)
Other , net	(17,363)	(447,403)	463,293	(1,473)

Net cash (used in) provided by financing activities	(222,560)	(447,403)	463,293	(206,670)

Increase in cash and cash equivalents	141,477	660	—	142,137
Cash and cash equivalents reclassified to assets held for sale	—	(16,735)	—	(16,735)
Cash and cash equivalents at beginning of year	41,330	20,811	—	62,141

Cash and cash equivalents at end of year	$182,807	4,736	—	187,543

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 28, 2006, June 29, 2005 and June 30, 2004

Dollar amounts in thousands except per share data, unless otherwise stated

Year ended June 29, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(153,829)	(74,307)	—	(228,136)

Purchases of property, plant and equipment, net	(49,309)	(62,176)	—	(111,485)
Decrease (increase) in other assets	320,056	140,231	(345,434)	114,853

Net cash provided by (used in) investing activities	270,747	78,055	(345,434)	3,368

Gross borrowings on credit facilities	1,967,211	—	—	1,967,211
Gross repayments on credit facilities	(1,722,208)	—	—	(1,722,208)
Principal payments on long-term debt	(288)	—	—	(288)
Other	(370,212)	10,154	345,434	(14,624)

Net cash (used in) provided by financing activities	(125,497)	10,154	345,434	230,091

(Decrease) increase in cash and cash equivalents	(8,579)	13,902	—	5,323
Cash and cash equivalents at beginning of year	49,909	6,909	—	56,818

Cash and cash equivalents at end of year	$41,330	20,811	—	62,141

Year ended June 30, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$72,379	110,349	—	182,728

Purchases of property, plant and equipment, net	(107,671)	(95,977)	—	(203,648)
Decrease (increase) in other assets	66,921	(4,595)	(86,077)	(23,751)

Net cash used in investing activities	(40,750)	(100,572)	(86,077)	(227,399)

Gross borrowings on credit facilities	277,000	—	—	277,000
Gross repayments on credit facilities	(277,000)	—	—	(277,000)
Principal payments on long-term debt	(21,218)	—	—	(21,218)
Dividends paid	(276)	—	—	(276)
Other	(80,337)	(10,272)	86,077	(4,532)

Net cash used in financing activities	(101,831)	(10,272)	86,077	(26,026)

Decrease in cash and cash equivalents	(70,202)	(495)	—	(70,697)
Cash and cash equivalents at beginning of year	120,111	7,404	—	127,515

Cash and cash equivalents at end of year	$49,909	6,909	—	56,818

All costs incurred by the Company’s headquarters that are not specifically identifiable to a subsidiary are allocated to each subsidiary based on its relative size. Taxes payable and deferred taxes are obligations of the Company. Expenses and benefits related to both current and deferred income taxes are allocated to each subsidiary based on each subsidiary’s effective tax rate. If the guarantor subsidiaries operated on a stand-alone basis, their results would have differed from those above.

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

Years Ended June 28, 2006, June 29, 2005 and June 30, 2004

(in thousands)

Description	Balance at beginning of year	Additions charged to expense	Deductions from reserves	Balance at end of year
Year ended June 28, 2006:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$463,151	104,676	—	567,827
Allowance for doubtful receivables	$10,668	13,340	14,471	9,537

Year ended June 29, 2005:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$37,654	425,497	—	463,151
Allowance for doubtful receivables	$2,539	21,257	13,128	10,668

Year ended June 30, 2004:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$38,934	—	1,280	37,654
Allowance for doubtful receivables	$2,043	16,917	16,421	2,539

This page intentionally left blank.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 28, 2006, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 28, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 28, 2006. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error or circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and reporting and may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment performed using the criteria established by COSO, management concluded that the Company maintained effective internal control over financial reporting as of June 28, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 28, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, and their report is in Item 8 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 28, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that Winn-Dixie Stores, Inc. maintained effective internal control over financial reporting as of June 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Winn-Dixie Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Winn-Dixie Stores, Inc. maintained effective internal control over financial reporting as of June 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Winn-Dixie Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 28, 2006 and June 29, 2005, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended June 28, 2006, and our report dated September 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Jacksonville, Florida

September 22, 2006

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

Our current Bylaws require that our Board of Directors have at least three and no more than 15 directors; at June 28, 2006, it had nine members. The directors are divided into three classes, with each class serving a term of three years. Directors are elected at the annual meetings of shareholders, with their terms expiring at the annual meeting to be held in the expiration year indicated below. Directors serve until their successors are elected and qualified. Because of our Chapter 11 filings, we held no annual meeting in 2005, and we do not expect to hold an annual meeting in 2006. Therefore, the directors in the classes of 2005 and 2006 will serve until the effective date of our Plan of Reorganization, at which time a new Board of Directors will be appointed in accordance with the Plan. Mr. John H. Dasburg had notified us that he did not intend to stand for re-election at the 2005 annual meeting of shareholders; because we did not hold this meeting, he instead resigned effective December 31, 2005.

The following table sets forth certain information concerning our directors as of June 28, 2006:

Name	Age	Director since	Expiration of term
John E. Anderson	61	2002	2005
T. Wayne Davis	59	1981	2007
Peter L. Lynch	54	2004	2006
Edward W. Mehrer, Jr.	67	2003	2006
Julia B. North	58	1994	2005
Carleton T. Rider	61	1992	2005
H. Jay Skelton	68	2004	2007
Charles P. Stephens	68	1982	2007
Ronald Townsend	64	2000	2006

•	Mr. Anderson has served as the President and Chief Executive Officer of Patriot Transportation Holding, Inc., a transportation and real estate company, for more than the last five years. From 1989 to January 1, 2004, and since October 2005, he also served as a director of Patriot Transportation Holding, Inc.

•	Mr. Davis has been a private investor for more than the last five years. From 1989 to April 2002, he served as Chairman of the Board of The Transit Group, Inc., a logistics and transportation company. From 1971 to 1987, he was employed by Winn-Dixie Stores, Inc. in various capacities. He also currently serves as a director of Enstar Group, Inc. and MPS Group, Inc.

•	Mr. Lynch has served as the President and Chief Executive Officer of Winn-Dixie Stores, Inc. since December 2004. From July 2003 to December 2004, he was a private investor. From March 2000 to July 2003, he served as President and Chief Operating Officer of Albertson’s, Inc., a food and drug retailing company.

•	Mr. Mehrer has been retired since January 2004. From 1996 to December 2003, he served as Chief Financial Officer and Treasurer of Cydex, Inc., a pharmaceutical delivery company. From October 2002 to May 2003, he also served as Interim President and Chief Executive Officer of Cydex, Inc. He also currently serves as a director of Novastar Financial, Inc., MGI Pharma, Inc. and FBL Financial Group, Inc.

•	Ms. North has been retired for more than the past five years from her previous position as President and Chief Executive Officer of VSI Enterprises, Inc., a provider of telecommunications and videoconferencing products and services. She also currently serves as a director of Simtrol, Inc. (formerly VSI Enterprises, Inc.), Acuity Brands, Inc. and Community Health Systems, Inc.

•	Mr. Rider has served for more than the past five years as a Senior Administrator of the Mayo Clinic, a not-for-profit healthcare system headquartered in Rochester, MN. Previously, he served as the Administrator of the Mayo Clinic’s Jacksonville, Florida facility from 1985 to 1993.

•	Mr. Skelton has served as the Chairman of the Board of Winn-Dixie Stores, Inc. since October 2004. Since January 2005, he has served as Vice Chairman of D.D.I., Inc., a diversified investment company beneficially owned by the founding family of Winn-Dixie Stores, Inc. From 1989 through December 2004, he served D.D.I. as President and Director. From 1962 to 1988, he was employed by KPMG Peat Marwick in various capacities, including Managing Partner of the Jacksonville, Florida office from 1978 to 1988.

•	Mr. Stephens has served for more than the last five years as a principal stockholder, director and Vice President of Norman W. Paschall Co., Inc., a company that brokers, imports, exports and processes fibers and by-products.

•	Mr. Townsend has been a communications consultant since 1996. From 1989 to 1996, he served Gannet Co., a print and electronic media company, as President of Gannett Television Group. He also currently serves as a director of Alltel Corporation and Rayonier Company.

Executive Officers of the Company

Officers are elected annually by our Board of Directors and serve one-year terms or until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of June 28, 2006. The year appointed to current position and year first employed by the Company are both based on a calendar year.

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN- DIXIE
Peter L. Lynch	54	President and Chief Executive Officer	2004	2004
Laurence B. Appel	45	Senior Vice President, General Counsel and Corporate Secretary	2002	2002
Frank O. Eckstein	59	Senior Vice President, Retail Operations	2005	2005
David F. Henry	56	Senior Vice President, Marketing	2003	2001
Bennett L. Nussbaum	59	Senior Vice President and Chief Financial Officer	2004	2004
Thomas P. Robbins	62	Senior Vice President, Merchandising	2005	2005
Dedra N. Dogan	40	Group Vice President, Human Resources	2005	2003
Phillip E. Pichulo	57	Group Vice President, Development	2006	2006
Christopher L. Scott	43	Group Vice President, Logistics & Distribution	2006	2002
Mark A. Sellers	52	Group Vice President, Jacksonville Region and Bahamas	2004	1973
Charles M. Weston	58	Group Vice President, Information Technology	2005	2004
D. Michael Byrum	53	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972
Kellie D. Hardee	37	Vice President, Finance and Treasurer	2000	2000

•	President and Chief Executive Officer, Mr. Lynch was most recently President and Chief Operating Officer of Albertson’s, Inc. from 2000 to July 2003.

•	Senior Vice President, General Counsel and Corporate Secretary, Mr. Appel was most recently Senior Vice President, Legal of The Home Depot, Inc. from 1997 to 2002.

•	Senior Vice President, Retail Operations, Mr. Eckstein was most recently Senior Vice President, Retail Systems of Albertson’s, Inc. from 2004 to June 2005. For the four years preceding, he was Senior Vice President, DFW Division of Albertson’s, Inc.

•	Senior Vice President, Marketing, Mr. Henry was most recently Vice President, Marketing of the Company from 2001 to 2003. From 1985 to 2001, he was Vice President, Marketing and Advertising of Price Chopper.

•	Senior Vice President and Chief Financial Officer, Mr. Nussbaum was most recently Executive Vice President and Chief Financial Officer of Burger King Corporation from 2001 to 2003. For the four years preceding, he was Senior Vice President and Chief Financial Officer of Kinko’s, Inc.

•	Senior Vice President, Merchandising, Mr. Robbins was most recently Executive Vice President, Sales and Marketing of Price Chopper from 1998 to 2003.

•	Group Vice President, Human Resources, Ms. Dogan was Vice President, Field and Corporate Human Resources of the Company from 2003 to 2005. For the two years preceding, she was employed at Auto Zone, Inc., most recently as Vice President, Human Resources.

•	Group Vice President, Development, Mr. Pichulo was Director, Commercial Construction for Saxon Partners, Inc., a retail developer from 2005 to 2006 and was a private investor from 2001 to 2004. In 2001, he retired from Albertson’s, Inc., where his last position was Corporate Vice President, Construction.

•	Group Vice President, Logistics and Distribution, Mr. Scott has held the following positions with the Company: Vice President, Distribution and Logistics, 2004 to 2005; Senior Director of Distribution Operations in Logistics, 2003 to 2004; and Director of Distribution Operations, 2002 to 2003. From 1996 to 2001, he was employed at Marriott Distribution Services, most recently as Vice President, Southeast Operations and National Accounts.

•	Group Vice President, Jacksonville Region and Bahamas, Mr. Sellers was Division President of several Florida divisions of the Company from 1997 to 2004.

•	Group Vice President, Information Technology, Mr. Weston was Vice President, Information Technology Strategy and Architecture of the Company from 2004 to 2005. For the four years preceding, he was employed at The Home Depot, Inc., most recently as Director of Merchandising Systems.

•	Vice President, Corporate Controller and Chief Accounting Officer, Mr. Byrum has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Vice President, Finance and Treasurer, Ms. Hardee has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with her present assignment.

Family Relationships

T. Wayne Davis, a director, is a first cousin of the spouse of Charles P. Stephens, a director. No other executive officer or director has a family relationship with any other executive officer or director.

Certain Legal Proceedings

On February 21, 2005, the Company and 23 of its subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code. Certain of the Company’s officers are also officers of these subsidiaries that filed for reorganization. As such, all of the Company’s executive officers are associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

Audit Committee

The Board of Directors has a standing Audit Committee, current members are Mr. Mehrer, Chair, Mr. Anderson, Mr. Rider and Mr. Townsend. The Board has determined that Mr. Mehrer is an “audit committee financial expert” as that term is defined by the SEC. Each member of the committee is independent as defined by the NYSE listing standards, our director independence standards, and Rule 10A-3 under the Exchange Act.

Shareholder Nominees to Board of Directors

We have not adopted procedures by which shareholders may recommend director candidates for consideration by our Nominating and Corporate Governance Committee while our Chapter 11 cases proceed. Under our proposed Plan of Reorganization, we will schedule our next annual shareholders’ meeting after June 27, 2007, the end of fiscal 2007. We anticipate that we will adopt procedures for shareholder recommendation of director candidates prior to that meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Directors, officers and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms that we received and written representations from certain reporting persons, we believe that during fiscal 2006, each of our executive officers, directors and 10% shareholders complied with all applicable reporting requirements.

Code of Ethics and Code of Conduct

We adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, corporate controller and chief accounting officer and persons performing similar functions, and a Code of Conduct (the “Code of Conduct”) that applies to all Company associates, including executive officers. The Code of Ethics and Code of Conduct are available on our web site at www.winn-dixie.com under the “Corporate Governance” caption and were filed as exhibits to our Annual Report on Form 10-K for the year ended June 25, 2003. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our web site promptly following the date of such amendment or waiver.

ITEM 11: EXECUTIVE COMPENSATION

In this Item 11, we report information regarding our common stock and outstanding equity-based awards as of the indicated dates. However, as discussed in Note 1 of “Item 8: Financial Statements and Supplementary Data” of this Form 10-K, our proposed Plan of Reorganization will result in cancellation of all common stock and related securities, as well as all share-based plans.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers who were serving at the end of fiscal 2006 (the “Named Executive Officers”) during the last three fiscal years. Salary and bonus represent amounts earned from July 1 to June 30 and include amounts deferred under various retirement plans, when applicable.

		Annual Compensation			Long-term Compensation Awards(4)
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)(2)	Other Annual Compen- sation ($)(3)	Restricted Stock Award($)		Securities Underlying Options (#)	All Other Comp- ensation(9) ($)
Peter L. Lynch (1)	2006	900,000	2,050,000	363,455	—		—	6,300
President and Chief Executive Officer	2005	502,174	2,028,082	85,313	12,030,000	(5)	500,000	57,111

Bennett Nussbaum (1)	2006	500,000	747,900	79,000	—		—	56,075
Senior Vice President and	2005	500,000	575,000	81,539	—		200,000	46,093
Chief Financial Officer	2004	166,667	213,073	30,500	99,600	(6)	500,000	—

Laurence B. Appel	2006	400,000	598,320	25,000	—		—	177,848
Senior Vice President, Legal, General	2005	397,064	459,528	25,000	—		—	53,648
Counsel and Corporate Secretary	2004	338,333	87,754	27,079	651,596	(7)	158,042	57,509

David F. Henry	2006	320,000	505,600	25,000	—		—	89,173
Senior Vice President, Marketing	2005	320,000	367,623	25,000	—		—	26,832
	2004	297,333	74,884	25,000	484,200	(8)	101,823	35,485

Thomas P. Robbins (1)	2006	350,000	463,120	39,385	—		—	55,803
Senior Vice President, Merchandising	2005	92,572	207,500	190	—		—	22,791

(1)	Mr. Lynch joined the Company in December 2004; Mr. Nussbaum in March 2004; and Mr. Robbins in March 2005.
(2)	“Bonus” includes annual performance, sign-on and retention bonuses. Annual bonuses are reported for the year earned, though they are not paid until after fiscal year end.
(3)	“Other Annual Compensation” includes a cash perquisite payment to each Named Executive Officer of $45,000 for the chief executive officer and $25,000 for each senior vice president. These payments are in lieu of other benefits customarily offered to executives.

Also includes $212,529 and $24,665 for Mr. Lynch in fiscal 2006 and 2005 and $230 for Mr. Appel in fiscal 2004 attributable to personal use of Company aircraft. In 2006, the amount was based on amounts invoiced by the charter company. In 2005 and 2004, when the Company owned the aircraft, it was calculated based on the variable operating costs of the aircraft such as fuel costs, mileage, trip-related maintenance, on-board catering, etc., but excluded fixed costs such as pilot salaries, the lease costs of the aircraft and the cost of maintenance not related to trips. The Company-owned aircraft were sold at the end of fiscal 2005.

For Mr. Nussbaum, also includes a car allowance of $2,539 for fiscal 2005 and a housing allowance of $54,000, $54,000, and $18,000 for fiscal 2006, 2005 and 2004, respectively.

Also includes tax reimbursements, as follows:

    2006: Mr. Lynch, $105,926; Mr. Robbins, $14,385

    2005: Mr. Lynch, $15,648; Mr. Robbins, $190

    2004: Mr. Appel, $1,849

(4)	All restricted stock, restricted stock units (“RSUs”) and options vest immediately upon a change of control, as defined in the relevant plan documents and/or employment agreements. If declared, dividends are paid on unvested restricted stock. RSUs dividends are distributed as additional RSUs, based upon the stock price on the dividend date, and vest immediately. We did not pay dividends on our common stock in fiscal 2006 or 2005.
(5)	Represents the grant of 3 million RSUs, under which Mr. Lynch has the right to receive, subject to vesting, one share of common stock per RSU; shares will be issued six months after termination of Mr. Lynch’s employment with the Company. The RSUs vest 200,000 annually in December 2005 through 2008 and 2.2 million in December 2009. As of June 28, 2006, the aggregate value of the 2.8 million unvested RSUs was $616,000.
(6)	Represents the grant of 15,000 shares of restricted stock, under which Mr. Nussbaum has the right to receive, subject to vesting, shares of common stock. The shares vest 50% in each of March 2006 and 2007. As of June 28, 2006, 7,500 of these shares were unvested, with an aggregate value of $1,650.
(7)	Represents the grant of 79,960 shares of restricted stock, under which Mr. Appel has the right to receive, subject to vesting, shares of common stock. Of these shares, 20,000 shares vest in each of March 2006 and 2007, and 39,960 shares vest in August 2008, because performance targets specified for earlier vesting were not achieved. As of June 28, 2006, 63,960 of these shares were unvested, with an aggregate value of $14,071.
(8)	Represents the grant of 55,804 shares of restricted stock, under which Mr. Henry has the right to receive, subject to vesting, shares of common stock. Of these shares, 10,000 shares vest in each of March 2006 and 2007; 34,490 shares vest in August 2008, because performance targets specified for earlier vesting were not achieved; and 1,314 vest in October 2008. As of June 28, 2006, 45,804 of these shares were unvested, with an aggregate value of $10,077.
(9)	“All Other Compensation” for fiscal year 2006 includes contingent cash payments made on the vesting of restricted stock in an amount equal to the initial grant value of the vesting shares, as well as other items indicated below:

Name	Contingent Cash Payment	401(k) Matching Contributions	Moving and Relocation Costs
Peter L. Lynch	$—	$6,300	$—
Bennett L. Nussbaum	49,800	6,275	—
Laurence B. Appel	177,848	—	—
David F. Henry	85,987	3,186	—
Thomas P. Robbins	—	—	55,803

Option Grants During Fiscal 2006

We granted no options during fiscal 2006.

Aggregated Option Exercises and Fiscal Year-End Values

The following table sets forth certain information about exercisable and unexercisable stock options held by our Named Executive Officers as of June 28, 2006. None of the Named Executive Officers exercised stock options during Fiscal 2006. In addition, the unexercised options held by Named Executive Officers had no value as of June 28, 2006 as the $0.22 closing bid for our common stock as reported on the Pink Sheets for June 28, 2006 was less than the exercise price of all unexercised options.

	Number of Securities Underlying Unexercised Options at June 28, 2006
Name	Exercisable	Unexercisable
Peter L. Lynch	100,000	400,000
Bennett L. Nussbaum	316,667	383,333
Laurence B. Appel	130,409	84,347
David F. Henry	80,864	42,273
Thomas P. Robbins	—	—

Defined Benefit Plans

We have a defined benefit plan called the Senior Corporate Officer’s Management Security Plan (the “MSP”), which provides retirement and death benefits for certain of our executive officers and certain other members of management. Mr. Henry is the only Named Executive Officer who participates in this plan. Our proposed Plan of Reorganization will result in the cancellation of the MSP. Claims under the plan will be treated as unsecured claims, except that the death benefit component of the plan will continue.

Under the current terms of the MSP, the retirement benefit is determined by multiplying an assigned benefit level by a fraction, of which the numerator is the number of whole years from entry into the plan to termination of employment and the denominator is the number of whole years from entry to age 65. As of the Petition Date, the retirement benefit was fixed based on years of employment through that date. The assigned benefit level is set by the MSP administrative committee and is based on job title and compensation level. After termination of employment and attainment of age 65, the participant is entitled to retirement and death benefits, as follows:

•	Part A, retirement benefit - 75% of the total accrued MSP benefit is payable in monthly installments over a 10 year period; and

•	Part B, death benefit - 25% of the total accrued MSP benefit is payable to the participant’s named beneficiary upon the death of the participant.

Mr. Henry has an accrued retirement benefit of $168,381, payable in monthly installments after age 65 of $12,629 per year for ten years and $42,095 upon his death.

DIRECTOR COMPENSATION

During fiscal 2006, each non-employee director received the following compensation: an annual retainer of $24,000 ($48,000 for the Chairman of the Board); $1,500 per board or committee meeting, including telephonic meetings; and $1,000 per unanimous written consent. The three committee chairs each received an additional retainer of $3,000. Directors who are employees are not paid annual retainers or meeting or written consent fees, nor do they participate in the Stock Plan for Directors, described below.

We pay the annual retainers in quarterly cash installments. We reimburse directors for travel expenses incurred to attend Board and committee meetings; these expenses are not included in the table below.

Director	Annual Retainer		Attendance Fees	Committee Chair Retainer	Total
John E. Anderson	$24,000		36,000	—	60,000
T. Wayne Davis	24,000		21,000	—	45,000
John H. Dasburg	6,000	(1)	3,000	—	9,000
Peter L. Lynch	—		—	—	—
Edward W. Mehrer, Jr.	24,000		49,500	3,000	76,500
Julia B. North	24,000		42,000	3,000	69,000
Carleton T. Rider	24,000		39,000	—	63,000
H. Jay Skelton	48,000		22,500	—	70,500
Charles P. Stephens	24,000		39,000	—	63,000
Ronald Townsend	24,000		34,500	3,000	61,500

(1)	Represents a prorated portion of the annual retainer for Mr. Dasburg’s service as a director through December 31, 2005.

Under our Stock Plan for Directors, we reserved 500,000 shares of our common stock for direct grants of common stock and issuances of common stock upon the exercise of options. Only non-employee directors are eligible to receive grants under the plan. Since the Petition Date, there have been no grants made under this plan.

Under our Directors’ Deferred Fee Plan, a director may elect to defer payment of all or any part of the retainer and attendance fees until termination as a director. All amounts deferred under this plan are credited, at the election of the director, to an income account paying interest equivalent to a national bank’s prime rate of interest or to a stock equivalent account based on the closing market price of our common stock on the date the fees are earned. A director’s interest in the deferred fee plan is payable only in cash in a single payment or in annual installments upon termination of service as a director. No directors participated in this plan during fiscal year 2006. As of June 28, 2006, three directors hold phantom stock units with an aggregate value of $11,000.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Employment Agreements

We entered into employment agreements or letter agreements with each of our Named Executive Officers. These agreements have been filed with the SEC as indicated in Item 15 of this Annual Report on Form 10-K. The material terms of each agreement are described below. On August 24, 2006, the Company rejected the contracts with Messrs. Appel, Henry and Nussbaum as part of the Chapter 11 proceedings. Any claims resulting from rejection of these agreements will be subject to Court approval and settled in accordance with a confirmed plan of reorganization.

CEO Employment Agreement

On December 9, 2004, we entered into a three-year employment agreement with Mr. Lynch, pursuant to which he serves as the Company’s President and Chief Executive Officer. Under the agreement, his annual base salary was initially $900,000 and he was eligible to receive a bonus equal to 100% of his annual base salary on the achievement of certain performance objectives. The agreement further provided that he would receive (a) stock options to purchase 500,000 shares of common stock of the Company, (b) stock options to purchase an additional 500,000 shares if Mr. Lynch continued to be employed by us on July 1, 2005, and (c) 3,000,000 RSUs, each subject to a specific vesting schedule. Additionally, the agreement provided that the stock options and RSUs would vest in full upon a change of control (as defined in the agreement). The agreement also provided that Mr. Lynch would be eligible to participate in (a) our performance-based long-term incentive programs applicable to senior executives, (b) all pension and welfare benefits provided to our senior executives generally from time to time, and (c) medical, dental, life insurance and disability benefits.

Although his employment agreement expires on December 9, 2007, the terms of the agreement permit Mr. Lynch to terminate his employment with the Company on 30-days notice without incurring any liability. To induce Mr. Lynch’s continued service, on February 17, 2005, we entered into a retention agreement with him under which he received a $1.5 million retention bonus in exchange for remaining in the Company’s employ through December 31, 2005. On February 9, 2006, the Bankruptcy Court approved payment of an additional $1.15 million retention bonus in exchange for Mr. Lynch remaining in our employ through August 31, 2006. As of September 20, 2006, the Company has reached a non-binding agreement in principle with Mr. Lynch and representatives of the Creditor’s Committee for a new employment agreement. Any understanding is not binding until a formal agreement is executed by the parties and approved by the Court, which will not occur prior to emergence from Chapter 11.

Other Named Executive Officer Employment Agreements

Other than Mr. Lynch, employment agreements with named executive officers provide for an annual base salary of $500,000 for Mr. Nussbaum, $375,000 for Mr. Appel, $320,000 for Mr. Henry and $350,000 for Mr. Robbins. Each is eligible to receive a bonus as a percentage (currently 80%) of his annual base salary on the achievement of certain performance objectives. The agreements also provide that each would be eligible to participate in (a) our performance-based long-term incentive programs applicable to senior executives, (b) all pension and welfare benefits provided to our senior executives generally from time to time, and (c) medical, dental, life insurance and disability benefits.

The agreements also include certain retention and severance provisions that are currently superseded by the terms of the Chapter 11 Retention Plan and the Corporate Benefits Severance Program, as follows. As a part of the Chapter 11 proceedings, we have rejected the prepetition letter agreements and retention agreements with Messrs. Appel, Henry and Nussbaum.

Chapter 11 Retention Plan

In June 2005, we implemented a Court-approved retention incentive program. Certain key employees, including Messrs. Nussbaum, Appel, Henry and Robbins, will receive cash incentives payments equal to 100% of their annual salaries as consideration for remaining in our employment through the Chapter 11 process. The incentive is paid in four equal installments, three of which have been paid as of June 28, 2006. The final payment will be made 90 days after the effective date of a plan of reorganization, and is contingent upon employment through that date. If employment is terminated due to a reduction in our workforce, retirement, disability or death, the employee will receive a prorated retention incentive payment.

Corporate Benefits Severance Program

In June 2005, we also implemented a Court-approved severance program, which will remain in place through the first anniversary of the effective date of a plan of reorganization. Each of our Named Executive Officers is covered by this program unless superseded by new agreements, which provides severance benefits if the executive is terminated by us without cause after sixty days of employment. If terminated under the provisions of this program, Mr. Lynch is entitled to a payment of twice the sum of his annual base salary. Messrs. Nussbaum, Appel, Henry and Robbins are each entitled to 150% of the sum of their respective annual base salary and target bonus. Payment would be a one-time cash payment and, if the termination occurred before all payments were issued under the retention plan, would be reduced by the amount of retention incentive received to date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. North, Mr. Mehrer and Mr. Stephens served on the Compensation Committee of the Board during fiscal 2006. None of them are current or former officers or employees of the Company or any subsidiary or have any other direct or indirect relationship with the Company or any other entity that could reasonably be expected to influence their actions as members of the Compensation Committee. Mr. Dasburg also served on the committee through October 27, 2005.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In this Item 12, we report information regarding ownership of our common stock as of the indicated dates. As discussed in Note 1 of “Item 8: Financial Statements and Supplementary Data” of this Form 10-K, our proposed Plan of Reorganization will result in cancellation of all common stock and equity-based awards, as well as existing share-based plans.

We present information below related to the beneficial ownership of our common stock, which is our only voting security. Under SEC rules, a person is deemed a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed a beneficial owner of any securities that the individual has the right to acquire within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he or she has no economic or pecuniary interest. All unvested options, restricted stock and restricted stock units vest immediately upon a change in control of the Company, as defined in the related plan documents.

STOCK OWNERSHIP BY PRINCIPAL SHAREHOLDERS

The following table shows the beneficial ownership of our common stock by each person or group who beneficially owned 5% or more of our common stock as of August 23, 2006.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Davis Family (2) c/o D.D.I., Inc. 4310 Pablo Oaks Court Jacksonville, FL 32224	51,243,912	36.1%

Brandes Investment Partners, LP (3) 11988 El Camino Real Suite 550 San Diego, CA 92130	16,213,957	11.4%

(1)	Based on 141,858,015 shares outstanding as of August 23, 2006.
(2)	Relatives of the four founders of the Company, and trusts, corporations and other entities related to them and their associates (collectively, the “Davis Family”) beneficially own for the Davis Family, directly or indirectly, the shares listed in this table. These shares include those listed for T. Wayne Davis, H. Jay Skelton and Charles P. Stephens in the following table that sets forth the stock ownership by our directors and management. As of August 23, 2006, 40,787,332 of the Winn-Dixie shares held by the Davis Family, or 28.8% of our issued and outstanding shares at such date, were beneficially owned directly by D.D.I., Inc., a Florida corporation owned by the Davis Family (“DDI”). Excluding any interest in our common stock owned by DDI, no single individual or entity of the Davis Family beneficially owns 5% or more of the outstanding shares of Winn-Dixie common stock. Shareholders of DDI entered into an Agreement of Shareholders, filed as Exhibit 9.1 to our Annual Report on Form 10-K for the fiscal year ended June 25, 2003, which includes rights of first refusal and establishes transfer restrictions on DDI’s stock. The voting and investment power over our stock owned by DDI is not addressed in the Agreement of Shareholders, and is exercised by DDI’s board of directors, which currently consists of T. Wayne Davis, Charles P. Stephens and three other individuals. The Agreement of Shareholders requires that a majority of the directors of DDI must be lineal descendents or spouses of lineal descendents of the four founders of Winn-Dixie.
(3)	According to Amendment No. 2 to Schedule 13G filed with the SEC by Brandes Investments Partners, LP on February 14, 2006, Brandes Investment Partners, LP, an investment adviser registered under the Investment Advisers Act of 1940, is deemed to be the beneficial owner of the shares, together with its control persons and its holding company. Brandes Investment Partners, LP claims shared dispositive power over all of the indicated shares, but shared voting power over only 15,495,372 of the shares.

STOCK OWNERSHIP BY DIRECTORS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of August 23, 2006 for each director, the Named Executive Officers and our directors and executive officers as a group. The business address of each of the Named Executive Officers and Directors is 5050 Edgewood Court, Jacksonville, Florida 32254-3699. We calculated the percent of class based on 141,858,015 shares of common stock issued and outstanding as of August 23, 2006.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Sole Power(2)		Shared Power		Total	Percent of Class
John E. Anderson	35,266		—		35,266	*
T. Wayne Davis	244,814	(3)	40,811,332	(4)	41,056,146	29.0%
Edward W. Mehrer, Jr.	12,622		—		12,622	*
Julia B. North	19,363	(5)	—	(5)	19,363	*
Carleton T. Rider	15,716		900	(6)	16,616	*
H. Jay Skelton	8,472		5,581,750	(7)	5,590,222	3.9%
Charles P. Stephens	45,677		41,725,169	(8)	41,770,846	29.4%
Ronald Townsend	18,756		—		18,756	*
Peter L. Lynch (9)	100,000		—		100,000	*
Bennett L. Nussbaum (9)	398,333		—		398,333	*
Laurence B. Appel	253,484		—		253,484	*
David F. Henry	160,659		—		160,659	*
Thomas P. Robbins	—		—		—	*
Directors and executive officers as a group (21 persons)	1,893,411		47,331,951	(9)	49,225,362	34.7%

*	Indicates beneficial ownership of less than 1%.
(1)	The following individuals have the right to acquire the number of shares indicated below within 60 days of August 23, 2006, by exercise of stock options that are vested or will vest within that period. Therefore, these shares are considered beneficially owned as of August 23, 2006 and are included in the table above.

•	Mr. Anderson, 10,000 shares;

•	Mr. Davis, 17,500 shares;

•	Mr. Mehrer, 7,500 shares;

•	Ms. North, 15,000 shares;

•	Mr. Rider, 10,000 shares;

•	Mr. Skelton, 5,000 shares;

•	Mr. Stephens, 17,500 shares;

•	Mr. Townsend, 12,500 shares;

•	Mr. Lynch, 100,000 shares;

•	Mr. Nussbaum, 383,333 shares;

•	Mr. Appel, 157,256 shares;

•	Mr. Henry, 98,137 shares; and

•	directors and officers as a group, 1,340,243 shares.

(3)	Mr. Davis disclaims beneficial ownership of 14,260 shares he holds as custodian for his grandchildren and 19,582 shares held by trusts for the benefit of his daughters.
(4)	Includes the following shares for which Mr. Davis may be deemed to have shared voting or investment power:

•	40,787,332 shares held by DDI of which Mr. Davis is a director; and

•	24,000 shares held by a private charitable foundation of which Mr. Davis is a director. He disclaims beneficial ownership of these shares.

(5)	Includes 400 shares held in joint tenancy with right of survivorship with Ms. North’s husband.
(6)	Includes 900 shares held by Mr. Rider’s wife. He disclaims beneficial ownership of these shares.
(7)	Includes the following shares for which Mr. Skelton may be deemed to have shared voting or investment power:

•	5,569,178 shares held by Estuary Corporation and a limited partnership. Estuary and the limited partnership are beneficially owned by members of the Davis Family. The voting and investment power over the shares owned by the limited partnership is exercised by the general partner, which is Estuary. The voting and investment power over the shares owned by Estuary is exercised by its board of directors, of which Mr. Skelton is a director. He disclaims beneficial ownership of these shares; and

•	12,572 shares held by a private charitable foundation of which Mr. Skelton is a director. He disclaims beneficial ownership of these shares.

(8)	Includes the following shares for which Mr. Stephens may be deemed to have shared voting or investment power:

•	40,787,332 shares held by DDI of which Mr. Stephens is a director; and

•	937,837 shares held by Mr. Stephens’ wife and irrevocable trusts of which he is co-trustee with his wife, and his wife or children are beneficiaries. He disclaims beneficial ownership of these shares.

(9)	To avoid duplicate counting, 40,787,332 shares held by DDI are included only once in the group ownership calculations, though both Mr. Davis and Mr. Stephens are deemed beneficial owners of these shares because they are directors of DDI and thus have shared voting and investment power over these shares.

Equity Compensation Plans

The following table presents information as of June 28, 2006 about our common stock that may be issued under equity-based compensation plans:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price (2)	Number of securities remaining available for future issuance (3)
Equity compensation plans approved by shareholders	3,079,128	$7.79	6,206,696
Equity compensation plans not approved by shareholders	2,927,904	$19.79	741,300

Total	6,007,032	$8.27	6,947,996

(1)	Includes 2.8 million restricted stock units, which will be settled in shares of common stock.

(2)	The weighted-average exercise price does not take into account the shares issuable related to restricted stock units, which have no exercise price.
(3)	Excludes securities listed in column a.

For further discussion of our equity compensation plans, see Note 13 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees and related expenses billed for professional services rendered by our independent registered public accounting firm (the “Independent Auditor”), KPMG LLP and its affiliates (in millions):

	Fiscal 2006	Fiscal 2005
Audit fees	$4.3	$3.9
Audit-related fees	0.1	0.1
Tax fees	1.4	0.2
All other fees	—	—

Audit fees include fees and expenses billed for professional services rendered in connection with audits of our consolidated annual financial statements, reviews of our condensed consolidated quarterly financial statements and consultations on related accounting matters. Audit-related fees include fees and expenses billed for professional services rendered in connection with audits of our Bahamian subsidiary and our Profit Sharing/401(k) Plan, and for internal control planning. Tax fees include fees and expenses billed for professional services rendered in connection with tax compliance, consultations related to audits and appeals, and other tax planning.

In accordance with SEC rules and our Audit Committee Charter, the Audit Committee approved all fees described above.

Audit Committee Pre-Approval

Under our Audit Committee Charter, the Audit Committee specified pre-approval policies, by which the committee approves the annual budget for all audit and non-audit services and pre-approves all engagements of the Independent Auditor to provide non-audit services. The committee’s general policy is to restrict the engagement of the Independent Auditor to the provision of audit, audit-related and tax services.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 39 of this report.

(2)	Financial Statement Schedules: See Schedule II at Item 8 on page 95 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 119 through 122 hereof.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and affiliated Debtors	Previously filed as Exhibit 2.1 to Form 8-K on July 3, 2006, which Exhibit is herein incorporated by reference.

2.2	Second Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and affiliated Debtors	Previously filed as Exhibit 2.1 to Form 8-K on August 4, 2006, which Exhibit is herein incorporated by reference.

2.3	Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and affiliated Debtors	Previously filed as Exhibit 2.1 to Form 8-K on August 11, 2006, which Exhibit is herein incorporated by reference.

3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

9.1	Agreement of Shareholders of D.D.I., Inc. (formerly Vadis Investments, Inc.) dated April 19, 1989.	Previously filed as Exhibit 9.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

10.0*	Employment Agreement of Peter L. Lynch, effective December 9, 2004.	Previously filed as Exhibit 10.0 to Form 10-Q for the quarter ended January 12, 2005, which Exhibit is herein incorporated by reference.

10.0.1*	Letter Agreement, dated February 17, 2005, by and between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

10.0.2*	Offer Letter Agreement, executed March 19, 2005, by and between Winn Dixie Stores, Inc., and Thomas P. Robbins.	Previously filed as Exhibit 10.1 to Form 8-K on March 29, 2005, which Exhibit is herein incorporated by reference.

10.0.3*	Employment Letter Agreement of Bennett L. Nussbaum, effective March 8, 2004.	Previously filed as Exhibit 10.0.3 to Form 10-K for the year ended June 30, 2004, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.0.5*	Employment Letter Agreement of Laurence B. Appel, effective September 11, 2002 and as amended effective February 20, 2004.	Previously filed as Exhibit 10.0.5 to Form 10-K for the year ended June 30, 2004, which Exhibit is herein incorporated by reference.

10.0.6*	Employment Letter Agreement of Richard C. Judd, effective February 6, 2003 and as amended effective February 20, 2004.	Previously filed as Exhibit 10.0.6 to Form 10-K for the year ended June 30, 2004, which Exhibit is herein incorporated by reference.

10.0.7*	Employment Letter Agreement of David F. Henry, effective February 6, 2003 and as amended effective February 20, 2004.	Previously filed as Exhibit 10.0.7 to Form 10-K for the year ended June 29, 2005, which Exhibit is herein incorporated by reference.

10.0.8*	Separation and Release Agreement of Frank Lazaran effective January 2005.	Previously filed as Exhibit 10.0.8 to Form 10-K for the year ended June 29, 2005, which Exhibit is herein incorporated by reference.

10.0.9*	Retention agreement of Bennett L. Nussbaum effective July 25, 2004.	Previously filed as Exhibit 10.0.9 to Form 10-K for the year ended June 29, 2005, which Exhibit is herein incorporated by reference.

10.0.10*	Retention agreement of Laurence B. Appel effective July 25, 2004.	Previously filed as Exhibit 10.0.10 to Form 10-K for the year ended June 29, 2005, which Exhibit is herein incorporated by reference.

10.0.11*	Retention agreement of Richard C. Judd effective July 25, 2004.	Previously filed as Exhibit 10.0.11 to Form 10-K for the year ended June 29, 2005, which Exhibit is herein incorporated by reference.

10.0.12*	Retention agreement of David F. Henry effective July 25, 2004.	Previously filed as Exhibit 10.0.12 to Form 10-K for the year ended June 29, 2005, which Exhibit is herein incorporated by reference.

10.0.13*	Letter agreement dated February 9, 2006 by and between Winn-Dixie Stores, Inc. and Peter L. Lynch	Previously filed as Exhibit 10.1 to Form 8-K on February 10, 2006, which Exhibit is herein incorporated by reference.

10.1	$800.0 million Credit Agreement, dated as of February 23, 2005, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.2 to Form 8-K on February 24, 2005, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.1.1	Amendment No. 1 and Consent to Credit Agreement, dated as of March 31, 2005, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.4 to Form 10-Q for the quarter ended April 6, 2005, which Exhibit is herein incorporated by reference.

10.1.2	Amendment No. 2 and Consent to Credit Agreement, dated as of July 29, 2005, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie Raleigh, Inc. (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.1 to Form 8-K on August 9, 2005, which Exhibit is herein incorporated by reference.

10.1.3	Amendment No. 3 to Credit Agreement, dated as of January 31, 2006, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie, Raleigh, Inc., (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.1 to Form 8-K filed on February 6, 2006, which Exhibit is herein incorporated by reference.

10.1.4	Amendment No. 4 to Credit Agreement, dated as of March 17, 2006, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie, Raleigh, Inc., (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended April 5, 2006, which Exhibit is herein incorporated by reference.

10.1.5	Amendment No. 5 to Credit Agreement, dated as of August 1, 2006, by and among Winn-Dixie Stores, Inc., Winn-Dixie Supermarkets, Inc., Winn-Dixie Montgomery, Inc., Dixie Stores, Inc., Winn-Dixie Procurement, Inc., and Winn-Dixie, Raleigh, Inc., (as borrowers), Wachovia Bank, N.A., as Administrative Agent and Collateral Monitoring Agent for the Lenders, each of the Lenders from time to time parties thereto.	Previously filed as Exhibit 10.1 to Form 8-K filed on August 4, 2006, which Exhibit is herein incorporated by reference.

10.2*	Annual Officer Incentive Compensation Plan, effective June 15, 1998.	Previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 16, 1998, which Exhibit is herein incorporated by reference.

10.3*	Restricted Stock Plan, as amended effective August 9, 2000.	Previously filed as Exhibit 10.2.4 to Form 10-K for the year ended June 27, 2001, which Exhibit is herein incorporated by reference.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
10.4*	Key Employee Stock Option Plan, as amended and restated August 7, 2003.	Previously filed as Exhibit B to the Company’s 2003 Proxy Statement, which Exhibit is herein incorporated by reference.

10.5*	Supplemental Retirement Plan dated July 1, 1994, as amended effective June 15, 2000.	Previously filed as Exhibit 10.4 to Form 10-K for the year ended June 28, 2000, which Exhibit is herein incorporated by reference.

10.6*	Management Security Plan as amended and restated effective May 1, 1992.	Previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended January 8, 2003, which Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Directors’ Deferred Fee Plan as amended through October 4, 2000.	Previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 20, 2000, which Exhibit is herein incorporated by reference.

10.8	$725 million Credit Facility Commitment Letter, dated June 28, 2006 from Wachovia Bank, National Associations and Wachovia Capital Markets, LLC to Winn-Dixie Stores, Inc.	Previously filed as Exhibit 10.1 to Form 8-K on July 3, 2006, which Exhibit is herein incorporated by reference.

11.0	Computation of Earnings Per Share.	See Note 3 of Notes to Consolidated Financial Statements.

12.0	Computation of Ratios of Earnings to Fixed Charges for Winn-Dixie Stores, Inc.

14.1	Winn-Dixie Code of Conduct.	Previously filed as Exhibit 14.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

14.2	Code of Ethics for Senior Executive and Financial Officers of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 14.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference

21.0	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Peter L. Lynch
Peter L. Lynch
President and Chief Executive Officer

Date:	September 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Jay Skelton	Chairman of the Board	September 22, 2006
(H. Jay Skelton)

/s/ Peter L. Lynch (Peter L. Lynch)	President, Chief Executive Officer and Director	September 22, 2006
(Principal Executive Officer)

/s/ Bennett L. Nussbaum (Bennett L. Nussbaum)	Senior Vice President and Chief Financial Officer	September 22, 2006
(Principal Financial Officer)

/s/ D. Michael Byrum (D. Michael Byrum)	Vice President, Corporate Controller and Chief Accounting Officer	September 22, 2006
(Principal Accounting Officer)

/s/ T. Wayne Davis (T. Wayne Davis)	Director	September 22, 2006

This page intentionally left blank.

/s/ Charles P. Stephens (Charles P. Stephens)	Director	September 22, 2006

/s/ Carleton T. Rider (Carleton T. Rider)	Director	September 22, 2006

/s/ Julia B. North (Julia B. North)	Director	September 22, 2006

/s/ Ronald Townsend (Ronald Townsend)	Director	September 22, 2006

/s/ John E. Anderson (John E. Anderson)	Director	September 22, 2006

/s/ Edward W. Mehrer, Jr. (Edward W. Mehrer, Jr.)	Director	September 22, 2006

This page intentionally left blank.