Form 10-Q
period 2006-09-20
WINN DIXIE STORES INC
filed 2006-10-25
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 20, 2006

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

As of October 18, 2006, there were 141,858,513 shares outstanding of the registrant’s common stock, par value $1.00 per share.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

Part I – Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Item 1. Financial Statements

Amounts in thousands except per share data	For the 12 Weeks Ended
	Sept. 20, 2006	Sept. 21, 2005
Net sales	$1,609,826	1,572,003
Cost of sales, including warehouse and delivery expenses	1,185,396	1,162,196

Gross profit on sales	424,430	409,807
Other operating and administrative expenses	457,343	451,763
Impairment charges	2,035	8,000
Restructuring charges, net	899	22,494

Operating loss	(35,847)	(72,450)
Interest expense, net (contractual interest for 12 weeks ended September 20, 2006 and September 21, 2005 was $8,546 and $10,397, respectively)	2,419	4,270

Loss before reorganization items and income taxes	(38,266)	(76,720)
Reorganization items, net loss	4,019	8,219
Income tax benefit	(1,413)	(1,470)

Net loss from continuing operations	(40,872)	(83,469)

Discontinued operations:
Loss from discontinued operations	(570)	(116,919)
Gain (loss) on disposal of discontinued operations	16,829	(356,750)
Income tax expense	—	—

Net earnings (loss) from discontinued operations	16,259	(473,669)

Cumulative effect of a change in accounting principle (Note 10)	—	4,583

Net loss	$(24,613)	(552,555)

Basic and diluted (loss) earnings per share:
Net loss from continuing operations	$(0.29)	(0.59)
Net earnings (loss) from discontinued operations	0.12	(3.36)
Cumulative effect of a change in accounting principle	—	0.03

Basic and diluted loss per share	$(0.17)	(3.92)

Dividends per share	$—	—

Weighted average common shares outstanding - basic and diluted	141,314	141,043

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	Sept. 20, 2006	June 28, 2006
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$261,583	187,543
Marketable securities	14,507	14,308
Trade and other receivables, less allowance for doubtful receivables of $9,504 ($9,537 at June 28, 2006)	134,945	152,237
Insurance claims receivable	21,386	46,162
Income tax receivable	42,029	40,427
Merchandise inventories, less LIFO reserve of $153,422 ($152,729 at June 28, 2006)	454,359	477,885
Prepaid expenses and other current assets	35,387	35,653
Assets held for sale	—	44,710

Total current assets	964,196	998,925

Property, plant and equipment, net	487,627	496,830
Other assets, net	86,587	99,220

Total assets	$1,538,410	1,594,975

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings under DIP Credit Facility	40,000	40,000
Current portion of long-term debt	237	232
Current obligations under capital leases	3,710	3,617
Accounts payable	212,115	229,951
Reserve for self-insurance liabilities	76,205	74,905
Accrued wages and salaries	76,956	80,495
Accrued rent	48,550	43,942
Accrued expenses	91,967	95,107
Liabilities related to assets held for sale	—	9,206

Total current liabilities	549,740	577,455

Reserve for self-insurance liabilities	151,606	151,131
Long-term debt	103	164
Obligations under capital leases	4,653	5,369
Other liabilities	20,028	24,990

Total liabilities not subject to compromise	726,130	759,109

Liabilities subject to compromise	1,116,593	1,117,954

Total liabilities	1,842,723	1,877,063

Commitments and contingent liabilities (Notes 1, 6, 8, 11, 15, 17 and 18) Shareholders’ (deficit) equity:
Common stock $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued; 141,858,015 shares outstanding at September 20, 2006 and June 28, 2006, respectively.	141,858	141,858
Additional paid-in-capital	36,412	34,874
Accumulated deficit	(462,628)	(438,015)
Accumulated other comprehensive loss	(19,955)	(20,805)

Total shareholders’ (deficit) equity	(304,313)	(282,088)

Total liabilities and shareholders’ (deficit) equity	$1,538,410	1,594,975

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands	For the 12 Weeks Ended
	Sept. 20, 2006	Sept. 21, 2005
Cash flows from operating activities:
Net loss	$(24,613)	(552,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sales of assets, net	(33,635)	(43,715)
Reorganization items, net loss	4,019	8,219
Impairment charges	2,114	9,243
Depreciation and amortization	22,076	29,298
Stock compensation plans	1,538	(4,771)
Change in operating assets and liabilities:
Trade, insurance and other receivables	35,757	(54,585)
Merchandise inventories	23,526	270,639
Prepaid expenses and other current assets	(133)	15,129
Accounts payable	(31,782)	26,606
Lease liability on closed facilities	(5,165)	414,232
Income taxes payable/receivable	(1,851)	(744)
Defined benefit plan	(636)	8,285
Reserve for self-insurance liabilities	1,775	(293)
Other accrued expenses	13,224	13,543

Net cash provided by operating activities before reorganization items	6,214	138,531

Cash effect of reorganization items	(8,053)	(12,041)

Net cash (used in) provided by operating activities	(1,839)	126,490

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,374)	(4,870)
Decrease in investments and other assets	1,476	388
Sales of assets	73,096	65,498
Purchases of marketable securities	(2,157)	—
Sales of marketable securities	1,793	—
Other	297	(185)

Net cash provided by investing activities	61,131	60,831

Cash flows from financing activities:
Gross borrowings on DIP Credit Facility	3,876	426,860
Gross payments on DIP Credit Facility	(3,876)	(629,074)
Increase in book over-drafts	15,448	—
Principal payments on long-term debt	(56)	(34)
Debt issuance costs	(277)	(225)
Principal payments on capital lease obligations	(367)	(830)
Other	—	105

Net cash provided by (used in) financing activities	14,748	(203,198)

Increase (decrease) in cash and cash equivalents	74,040	(15,877)
Cash and cash equivalents at beginning of year	187,543	62,141

Cash and cash equivalents at end of period	$261,583	46,264

Supplemental cash flow information:
Interest paid	$2,475	4,495
Interest and dividends received	$1,879	367
Income taxes (paid) refunded	$(438)	715

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

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

On June 29, 2006, the Company filed with the Bankruptcy Court a proposed plan of reorganization and accompanying disclosure statement. A hearing on the adequacy of the disclosure statement was scheduled for August 4, 2006. The proposed plan and disclosure statement were updated and refiled on August 2, 2006, to address objections to the disclosure statement. With certain additional changes to the disclosure statement and plan, the Bankruptcy Court approved the disclosure statement on August 4, 2006, and authorized the Company to begin the process of soliciting votes on the plan. With a final disclosure statement and plan dated August 9, 2006, the solicitation process began on or before August 15, 2006, and continued through the court-established deadline on September 25, 2006. On October 10, 2006, the Company filed a modification to the plan, making certain immaterial modifications to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). The hearing to consider confirmation of the Plan was held on October 13, 2006. As of October 25, 2006, an order confirming the Plan has not yet been entered. If the Plan is confirmed, the Plan will become effective in accordance with its terms, at which time the Company will emerge from chapter 11, when certain conditions precedent specified in the Plan are satisfied, including closing on an exit financing commitment that the Company has received.

The Plan and the transactions contemplated therein are more fully described in the Joint Chapter 11 Plan of Reorganization and Disclosure Statement (filed as Exhibits 2.1 and 99.1 to the Current Report on Form 8-K filed on August 11, 2006). The Disclosure Statement, which is dated August 9, 2006 and contains information as of such date, includes detailed information about the Plan, five-year financial projections, estimates regarding the Company’s reorganized business enterprise value and a discussion of the events that led to its Chapter 11 case. The Company has not and does not intend to update the Disclosure Statement.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

2.	Liquidity

The Condensed Consolidated Financial Statements of the Company are prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. Due to the Chapter 11 filing, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Specifically, the Condensed Consolidated Financial Statements do not include all of the necessary adjustments to present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount that will ultimately be paid to settle allowed liabilities and contingencies that may be allowed or (c) the effect of any changes that may be made in connection with the Company’s capitalization or operations as a result of the Plan. Because of the ongoing nature of the Chapter 11 cases, the discussions and Condensed Consolidated Financial Statements contained herein are subject to material uncertainties.

A number of factors negatively affected the Company’s liquidity and may affect its ability to continue as a going concern. These factors include, but are not limited to: (1) past operating performance and the success of current and future Company initiatives designed to improve sales and gross margin and to reduce expenses and (2) the Company currently operates as debtors-in-possession under Chapter 11 of the Bankruptcy Code.

As of September 20, 2006, the Company had $351.8 million of available liquidity, comprised of $116.8 million of borrowing availability under the DIP Credit Facility and $235.0 million of certain cash equivalents. Management believes the Company has sufficient liquidity through borrowing availability, available cash, trade credit and cash flows from operating activities to fund its cash requirements through the effective date of the Plan. Upon emergence, the Company expects to replace the DIP Credit Facility with an exit facility, for which it currently has a commitment letter (see Note 8). Based on the Plan, the Company believes it will have sufficient liquidity through anticipated borrowing availability, available cash, trade credit and cash flows from operating activities to fund its cash requirements for existing operations and capital expenditures on a more expanded basis subsequent to emergence through the end of fiscal 2007.

In the long term, increased capital expenditures for new store development and further remodeling efforts will be required, for which it is anticipated that cash will be provided by further improvement in operating results and borrowing availability.

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

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

3.	Summary of Significant Accounting Policies and Other Matters

The Company: As of September 20, 2006, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 520 retail stores, including five fuel centers and 59 liquor stores at the retail stores. In support of its stores, the Company had six distribution centers and three manufacturing operations.

Basis of Consolidation: The Condensed Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries. All subsidiaries are wholly owned and fully consolidated. Significant intercompany accounts and transactions are eliminated in consolidation.

Business Reporting Segments: The Company determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. All sales from continuing operations are to customers within the United States. All assets are located within the United States. Net sales from continuing operations primarily relate to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the Condensed Consolidated Financial Statements.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items in the Condensed Consolidated Statements of Operations. Net cash used for reorganization items is disclosed separately in the Condensed Consolidated Statements of Cash Flows. See also “Fresh Start Accounting” below.

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 20, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2007.

The balance sheet as of June 28, 2006 was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the fiscal year ended June 28, 2006 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. As of September 20, 2006, book overdrafts of $15.4 million were reclassified to accounts payable in the accompanying Condensed Consolidated Balance Sheet.

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

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to quantity discounts and merchandising agreements, and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. The dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers, as of both September 20, 2006 and June 28, 2006. The earliest acquisition method is utilized to price LIFO inventory increments and items are pooled with items that have similar characteristics.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. The cash flows are based on the Company’s best estimate of future cash flows. If this comparison indicates that there is an impairment, an impairment loss is recorded for the excess of net book value over the fair value of the impaired asset. Fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques. The Company adjusts the value of owned property and equipment associated with closed stores to reflect recoverable values based on its prior history of disposing of similar assets and current economic conditions.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Factors such as changes in economic conditions and changes in operating performance significantly affect the Company’s judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause the Company to recognize a material impairment charge.

Deferred Rent: The Company recognizes rent holidays, including the period that it has access to a property for construction of buildings or improvements, as well as construction allowances and escalating rent provisions, on a straight-line basis over the term of the lease.

Income Taxes: The Company recognizes deferred tax assets and liabilities for estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates for the year in which those temporary differences are expected to be recovered or settled. The Company adjusts the valuation allowance against its net deferred tax assets based on management’s assessment of the likelihood of realization of such assets in the future; such adjustments may be material. Although the Company believes that the estimates and judgments used to prepare its various tax returns are reasonable and appropriate, such returns are subject to audit by the respective tax authorities.

Self-Insurance: The Company self-insures for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability and property losses, as well as employee medical coverage. Insurance coverage is generally obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. The Company estimates the liabilities related to self-insured programs with the assistance of an independent actuary. The accounting estimates for self-insurance liabilities include both known and incurred but not reported insurance claims and reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of the Chapter 11 filings. Unanticipated changes in these factors may materially affect the Condensed Consolidated Financial Statements.

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. For closed facilities, primarily stores, the Company records an expense based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. The Company’s estimate of future expected payments is based on historical experience, analysis of the specific real estate market and economic conditions that can be difficult to predict.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Through the effective date of the Plan, the Company has the ability to reject lease agreements related to closed facilities for which closing costs were previously estimated and recorded. When the Court approves rejections, the Company revises such liabilities to reflect the application of a statutory formula that removes substantially all of the elements requiring significant estimation. Estimates related to the claims of lessors for items other than rent, such as taxes, utilities and insurance are still required. The Company’s ability to obtain agreements with lessors to terminate leases or assign leases to third parties may materially affect its current estimates.

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

Promotional allowances are recognized based on the terms of the underlying agreements, which generally require either specific performance or time-based merchandising of vendor products. Thus, the Company recognizes allowances when it meets the performance criteria or on the expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred and reported as liabilities until earned. Quantity discounts and payments under merchandising agreements are recognized when specified purchase or sales volume levels are achieved and are typically not received in advance. The amounts due the Company under such agreements are reported in trade and other receivables.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

To the extent that any of the foregoing forms of rebates are attributable to the pre-petition period, vendors may seek to apply amounts due the Company to any pre-petition liabilities owed to such vendors through setoff or recoupment.

Loss Per Share: Basic loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all stock options, issuance of unvested restricted stock and conversion of restricted stock units, subject to anti-dilution limitations. Diluted loss per share excluded approximately 6.5 million and 8.0 million common stock equivalents for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively, as their effect would have been anti-dilutive. The Plan of Reorganization will result in cancellation of the existing shares of common stock and common stock equivalents, resulting in no recovery for existing holders of such securities.

Comprehensive Loss: Comprehensive loss differs from net loss as shown on the Condensed Consolidated Statements of Operations due to unrealized changes in the fair values of marketable securities and additional minimum pension liability adjustments. These items are excluded from operations and are instead recorded to accumulated other comprehensive loss, a component of shareholders’ deficit. Comprehensive loss was $23.8 million, or $0.17 per diluted share, for the 12 weeks ended September 20, 2006 and $553.2 million, or $3.92 per diluted share, for the 12 weeks ended September 21, 2005.

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”).

Reclassifications and Revisions: The results of operations were reclassified to present most locations sold or closed in fiscal 2006 and 2007 as discontinued operations (see Note 13). Certain other prior year amounts may have been reclassified to conform to the current year’s presentation.

Fresh Start Accounting: On emergence from bankruptcy, the amounts reported in the Company’s subsequent financial statements may materially change. The Company anticipates that it will be required to adopt the “fresh start” provisions of SOP 90-7, which requires that all assets and liabilities be restated to their fair value. Certain of these fair values may differ materially from the values recorded on the accompanying Condensed Consolidated Balance Sheet. Additionally, the results of operations after the application of fresh start accounting will not be comparable to previous periods. The Company must also adopt any changes in

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

generally accepted accounting principles that it is otherwise required to adopt within twelve months of such date. Additionally, it may opt to make other changes in accounting practices and policies upon adoption of fresh start. For all of these reasons, the Company’s financial statements for periods subsequent to its emergence from Chapter 11 will not be comparable with those of previous periods.

4.	LIFO

The Company recorded a net LIFO charge of $0.7 million and a benefit of $40.6 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively.

If the FIFO method of inventory valuation had been used, reported net loss would have been $0.7 million, or $0.01 per diluted share, lower for the 12 weeks ended September 20, 2006 and reported net loss would have been $40.6 million, or $0.29 per diluted share, higher for the 12 weeks ended September 21, 2005, respectively.

Of the net LIFO inventory benefit recognized for the 12 weeks ended September 21, 2005, $41.8 million was a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 29, 2005, caused by the exit of stores and distribution centers (see Note 13). Of that total, $36.3 million was classified as a component of loss on disposal of discontinued operations, with the remaining $5.5 million reported in continuing operations cost of sales.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Impairment Charges

Impairment charges related to the following:

	For the 12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005
Store facilities - continuing operations	$2,035	1,999
Distribution centers	—	5,696
Other	—	305

Total, continuing operations	2,035	8,000
Impairment charges, discontinued operations	78	1,238

Total impairment charges	$2,113	9,238

During both the 12 weeks ended September 20, 2006 and September 21, 2005, the Company estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the net book values of the related assets, resulting in all of the impairment charges identified above.

6.	Income Taxes

During the 12 weeks ended September 20, 2006 and September 21, 2005, tax benefits recognized reflected the ability to carry back certain net operating losses related to these quarters and certain refundable credits.

The Company continues to maintain a full valuation allowance against its net deferred tax assets. This valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. Other than as noted above, earnings or losses will not be tax-effected until the realization of future tax benefits can be reasonably assured.

As a result of an Internal Revenue Service audit of fiscal 2000 through 2002, the Company was assessed $49.0 million in taxes and penalties in fiscal 2005. During fiscal 2006, the Company was also assessed $21.4 million in taxes and penalties resulting from an audit of fiscal 2003 and 2004. The Company filed protests regarding substantially all of the amounts assessed. As a result of a proposed compromise settlement reached in September 2006, certain deductions taken in fiscal 2000 through 2002 will be taken over subsequent years, resulting in $7.5 million of tax and $2.1 million of interest to be deducted from pending refunds, with no penalty incurred. The proposed settlement is pending customary approvals within the IRS. There is no change in the status of the fiscal 2003 and 2004 assessments; however, any change in the timing of deductions is not expected to result in any additional tax or interest due to the ability to carry back net operating losses incurred in fiscal 2005 and 2006.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Liabilities Subject to Compromise

The components of liabilities subject to compromise consisted of:

	Sept. 20, 2006	June 28, 2006
Senior notes, including accrued interest	$310,540	310,540
Accounts payable	297,042	305,065
Lease related liabilities	300,423	295,975
Non-qualified retirement plans	103,061	103,312
General liability claims	63,651	63,651
Other liabilities	41,876	39,411

Liabilities subject to compromise	$1,116,593	1,117,954

8.	Debt

	Sept. 20, 2006	June 28, 2006
$800.0 million DIP Credit Facility	$40,000	40,000
Mortgage note payable due 2007 with interest at 9.40% and monthly $22 principal and interest payments	340	396
8.875% senior notes due 2008; interest payable semiannually on April 1 and October 1	300,000	300,000

Total	340,340	340,396
Less amounts subject to compromise	(300,000)	(300,000)
Less current portion	(40,237)	(40,232)

Long-term portion	$103	164

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility to provide funds for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement and amendments as listed in the Annual Report on Form 10-K for the year ended June 28, 2006. The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Amendments to the agreement converted $40.0 million of the outstanding borrowing on the revolving line portion to a term loan, for which all material terms are consistent with the other portions of the facility, established a post-petition trade lien program with certain trade vendors, amended the definition of “permitted disposition” to allow the Company to sell or liquidate certain locations, modified the calculation of the EBITDA covenant, changed the definition of Excess Availability to include certain cash deposits, modified the definition of insurance to coincide with the current policy terms and provided a change to allow the Company’s bank an unsecured interest related to its Automated Clearing House (“ACH”) transfer exposure related to the Company’s banking transactions.

Including the revolving loan balance and the term loan, the outstanding borrowings on the DIP Credit Facility were $40.0 million as of both September 20, 2006 and June 28, 2006. There were no significant borrowings on the revolving loan portion of the facility for the 12 weeks ended September 20, 2006.

At the Company’s option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of September 20, 2006, the interest rate on the term loan was 7.5%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling 12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, which effectively reduces the Company’s borrowing availability. As of September 20, 2006, the Company was in compliance with the above covenants. In addition, certain covenants substantially restrict the Company’s ability to pay dividends.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Borrowing availability was $116.8 million as of September 20, 2006, as summarized below:

September 20, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $264,467, including $241,430 related to outstanding letters of credit)	$256,788
Outstanding borrowings	(40,000)

Excess Availability	216,788
Limitation on Excess Availability	(100,000)

Borrowing availability	$116,788

As shown in the table above, availability under the DIP Credit Facility is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

The Debtors’ obligations under the DIP Credit Facility may be accelerated upon certain events of default, including any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Facility, the conversion of any of the Chapter 11 cases to a case under Chapter 7 of the Bankruptcy Code, or the appointment of a trustee or examiner pursuant to the Bankruptcy Code. The DIP Credit Facility will terminate on the earliest of (a) February 23, 2007, (b) the effective date of any confirmed plan of reorganization or (c) the last termination date set forth in any interim or final order approving the DIP Credit Facility. See below regarding exit financing.

As of September 20, 2006, letters of credit totaling $244.6 million were issued under the DIP Credit Facility. An additional $11.3 million in letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $14.5 million as of September 20, 2006. Substantially all outstanding letters of credit related to workers’ compensation programs.

In addition to the DIP Credit Facility, the Company has $300.0 million of outstanding senior notes that bear interest at 8.875% per annum (the “Notes”), which is included in liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. Under the terms of the Notes, the entire $300.0 million unpaid balance of principal, plus accrued interest and any other additional amounts due under the Notes, became immediately due and payable. The ability of the creditors to enforce their rights is stayed as a result of the Chapter 11 filings and such rights are subject to the applicable provisions of the Bankruptcy Code. While operating under Chapter 11, the Company is prohibited from paying unsecured

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

pre-petition debts, including the Notes and interest thereon. In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

Exit Facility

On June 28, 2006, the Company entered into a commitment letter for a $725.0 million senior secured revolving credit facility (the “Exit Facility”) with Wachovia Bank, National Association and Wachovia Capital Markets, LLC. The facility will include a $300.0 million letter of credit sub-facility and have a five-year term. It will be collateralized by senior liens on substantially all assets of the Company and replace the $800.0 million DIP Credit Facility on the effective date of a plan of reorganization. On July 27, 2006, the Court approved this financing, but the closing for the Exit Facility remains subject to a number of conditions, including confirmation and consummation of the Plan. The Exit Facility will include various financial and other covenants customary for these types of financings. The Exit Facility is expected to increase the Company’s borrowing availability as compared to availability under the DIP Credit Facility due to more favorable terms. Availability will be determined based on the borrowing base and reserves to be defined in the agreement. The preceding description is qualified in its entirety by reference to the Exit Facility commitment letter (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006). As mentioned previously, we anticipate entering into the Exit Facility following entry of an order confirming the Plan.

9.	Retirement Plans

Defined Benefit and Retiree Medical Plans

The Company has a management security plan, which is a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provides retirement and death benefits to certain executives and other members of management. Effective July 1, 2003, the eligibility criteria were modified to limit the number of active participants in the plan. The plan is a non-funded contributory plan. Since the Petition Date, no additional benefits were credited and associate contributions ceased. A liability of $87.2 million and $87.9 million was included in liabilities subject to compromise as of September 20, 2006 and June 28, 2006, respectively.

The Company provides medical insurance benefits to current and future retirees until age 65. Employees are eligible for benefits after attaining 55 years of age and ten years of full-time service with the Company. All employees other than retirees and active employees who had reached 55 years of age and had 20 years of service as of January 1, 2003 contribute amounts assumed to be the full cost of coverage under the plan.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

The components of expense for the Defined Benefit Plan and Retiree Medical Plan consisted of the following:

	Defined Benefit Plan		Retiree Medical
	For the 12 weeks ended		For the 12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005	Sept. 20, 2006	Sept. 21, 2005
Interest cost	$1,204	1,059	93	246
Amortization of prior service cost	—	—	383	482
Recognized net actuarial loss	414	939	—	—

Net periodic benefit expense	$1,618	1,998	476	728

Supplemental Retirement Plan

The Company has a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. As of the Petition Date, contributions from associates were suspended. A liability of $15.8 million and $15.5 million was included in liabilities subject to compromise as of September 20, 2006 and June 28, 2006, respectively.

The Plan of Reorganization provides for termination of the Defined Benefit Plan and Supplemental Retirement Plan. Claims under such plans will be treated as unsecured claims, except that a death benefit component of the Defined Benefit Plan will continue.

10.	Share-Based Payments

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

The Plan of Reorganization will result in cancellation of all common stock and related securities, as well as the share-based plans (See Note 1).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

11.	Lease Liability On Closed Facilities

Closed Facilities

The lease liability on closed facilities is based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, and is included in liabilities subject to compromise. Lease payments extend into fiscal 2024 pursuant to the terms of the lease agreements.

The following summarizes the changes in the lease liability on closed facilities:

Balance as of June 28, 2006	$22,703
Additions/adjustments	9,018
Utilization	(1,182)
Adjustments due to lease rejections	(13,435)

Balance as of September 20, 2006	$17,104

The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs. The balance as of both September 20, 2006 and June 28, 2006 excludes lease rejection claims, which are also included in liabilities subject to compromise.

The Company is reviewing all of its executory contracts, including its real property leases on both open and closed facilities, to determine which contracts will be rejected as allowed under the Bankruptcy Code. Since the Petition Date, the Company received approval from the Court to reject leases related to in excess of 400 facilities. Approval of further lease rejections and/or closure of additional facilities will result in revisions of the lease liability on closed facilities and recognition of additional gains or losses. The Court extended the Company’s deadline to assume or reject each of its real property leases to the effective date of a plan of reorganization, for a majority of such leases. The ultimate amount of allowed claims related to rejected leases, as well as the timing and amount of any payments, will be determined by the Chapter 11 proceedings.

Upon Court approval of the rejection of a real property lease, the previously recorded liability is reversed as an adjustment due to lease rejections. The reduction of these lease liabilities due to rejections is partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code, which accrual is also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual is included in the Statement of Operations as a component of reorganization items.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

12.	Reorganization Items

Reorganization items are amounts incurred subsequent to the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

	For the 12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005
Professional fees	$8,725	14,092
Lease rejections	(7,816)	(7,832)
Employee costs	1,090	1,716
Interest income	(2,102)	—
Other	4,122	243

Reorganization items, net loss	$4,019	8,219

Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. The Company has rejected a number of leases and other contracts, resulting in the recognition of non-cash gains and losses.

Employee costs relate to the Company’s key employee retention plan, by which certain key associates, including executive officers, are eligible for retention incentives. The key associates were classified into different bands based on their level of responsibility and role within the Company. The amount of retention incentive was based on a key associate’s band and base salary at the time the incentive was determined. The incentive is payable in four equal installments, contingent upon continued employment through the payment dates; three installments have been paid as of September 20, 2006.

Net cash paid for reorganization items totaled $8.1 million and $12.0 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively. During the 12 weeks ended September 20, 2006, the Company paid $9.8 million for professional fees and $0.3 million for other costs, which were offset by $2.0 million of interest income received. During the 12 weeks ended September 21, 2005, the Company paid $11.8 million for professional fees, and $0.2 million for other costs.

13.	Discontinued Operations and Restructuring

In evaluating whether elements of its restructuring plans qualify for discontinued operations classification, the Company considers each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to the Company’s ongoing operations and cash inflows of nearby Company stores are not expected to increase significantly because of the exit, the results of

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are classified as discontinued operations only if the Company determines that the related continuing cash flows will not be significant to its ongoing operations. Costs incurred to dispose of a location are included in gain (loss) on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as restructuring charges.

2005 Restructure Plan

In June 2005, the Company announced its 2005 Restructure Plan, to exit 326 stores and three distribution centers. In April 2006, this plan was expanded by an additional 35 stores and one additional distribution center. In all, during fiscal 2006 the Company closed 374 stores, four distribution centers and all manufacturing operations except two dairies and the Chek beverage operation.

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

Bahamas Supermarkets Limited

On May 18, 2006, the Company received Court approval to sell its 78% ownership interest in Bahamas Supermarkets Limited, which owns twelve stores and a distribution center in The Bahamas. This sale was completed in August 2006, resulting in proceeds of $54.0 million and a gain on sale of $31.5 million, included in gain on disposal of discontinued operations for the 12 weeks ended September 20, 2006. Results of operations for the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

Fiscal 2007 Store Closures

The Company closed seven stores during the 12 weeks ended September 20, 2006. Results of operations for six of the seven stores were classified as discontinued operations.

Financial Information

Net sales from discontinued operations were $24.2 million and $435.6 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively. The net earnings from discontinued operations was $16.3 million for the 12 weeks ended September 20, 2006, compared to a net loss of $473.7 million for the 12 weeks ended September 21, 2005. Such results included a gain (loss) on disposal of discontinued operations of $16.8 million and ($356.8) million, respectively. Restructuring charges, net were $0.9 million and $22.5 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

The following tables reflect the restructuring expenses for the 12 weeks ended September 20, 2006 and September 21, 2005:

	For the 12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005
Restructuring
(Gain) loss on sale/retirement, net	$(86)	(203)
Lease termination costs	468	19,342
Employee termination costs	191	2,841
Other location closing costs	326	514

Total restructuring charges, net	899	22,494
Loss on disposal
(Gain) loss on sale/retirement, net	(30,302)	(43,541)
LIFO liquidation	—	(36,322)
Lease termination costs	11,750	389,569
Employee termination costs	101	26,762
Other location closing costs	1,623	20,282

Total (gain) loss on disposal	(16,828)	356,750

Total incurred	$(15,929)	379,244

The following table summarizes the change in liability recorded for the restructuring plans:

	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 28, 2006	$3,624	1,359	2,265
Additions	571	305	266
Utilizations	(2,787)	(979)	(1,808)
Adjustments	(26)	(26)	—

Balance at September 20, 2006	$1,382	659	723

Employee termination costs are included in accrued wages and salaries in the Condensed Consolidated Balance Sheets; other location closing costs are included in accrued expenses. See Note 11 for a reconciliation of lease termination costs.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

14.	Insurance Claims Receivable

The Company incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. The Company expects to be fully covered for losses in excess of its then-applicable $10 million annual windstorm and $5 million annual flood insurance deductibles. Expenditures to repair damage and replenish inventory are generally required in advance of the receipt of insurance proceeds, which negatively affects liquidity. During the 12 weeks ended September 20, 2006, the Company received advances totaling $25.0 million on its claim and as of September 20, 2006 had recorded a receivable of $21.4 million. Advances received were classified as an operating activity in the statements of cash flows.

15.	Commitments and Contingencies

Contingencies

The Company expects that the assumption of executory contracts and leases will convert certain of the liabilities shown on the accompanying financial statements as subject to compromise to post-petition liabilities. The Company also expects that additional liabilities subject to compromise will arise due to rejection of executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts.

Differences between amounts scheduled by the Debtors and claims filed by creditors are being investigated and resolved in connection with a claims resolution and objection process. In light of the number of creditors, considerable time is needed to complete this process, which will continue beyond the Company’s emergence from Chapter 11.

The Company is contingently liable for leases assigned to various third parties in connection with facility closings and dispositions. The Company could be required to satisfy the obligations under an assigned lease if an assignee is unable to pay the lease obligations. Due to the wide distribution of assignments among third parties and the remedies available to the Company during the Chapter 11 proceedings, the Company believes the likelihood that it will be required to recognize bankruptcy claims for a material amount of these obligations is remote.

Litigation

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Condensed Consolidated Financial Statements, but they are not significant to the condensed consolidated results of operations, financial position or cash flows of the Company. The Company currently operates the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of creditors and ultimate payments by the Company under pre-petition obligations will be addressed in any plan of reorganization and may be substantially altered if the Plan is consummated. Under the Plan, the Company’s existing stock will be cancelled and no distributions will be made to its shareholders. See Note 1 for additional information.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims have been consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company are subordinated under the Plan pursuant to the provision of 11 U.S.C. §510(b), and will be treated in the same manner as our existing shares, which will be cancelled without any distribution.

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

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevents parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits will be treated in the Company’s Chapter 11 cases either pursuant to the Plan or as otherwise ordered by the Court. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay. Such claims will be subject to an administrative claims bar date to be imposed under the Plan.

16.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year or earlier if the “fresh start” provisions of SOP 90-7 are applied within fiscal 2007, as currently expected. The Company is currently evaluating the impact of adoption of FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS 158 on its consolidated financial statements.

17.	Pro-Forma Fresh Start Balance Sheet

In connection with its emergence from Chapter 11, the Company expects to adopt fresh start accounting in accordance with SOP 90-7. Upon emergence, a new reporting entity (the “Successor Company”) is created and the recorded amounts of assets and liabilities are adjusted to reflect estimated fair values. The financial statements of the Successor Company will not be comparable, in various material respects, to any of the Company’s previously issued financial statements.

Fresh start accounting reflects the value of the Successor Company as determined in the confirmed Plan of Reorganization. The Pro-Forma Fresh Start Balance Sheet below reflects the estimated effects of transactions outlined in the Plan, including settlement of various liabilities, cancellation of existing stock and issuance of new stock, new indebtedness and other transactions. It also reflects the estimated fresh-start adjustments, such as restatement of assets and liabilities to fair values. The pro-forma balance sheet was prepared as if the effective date of the Plan and adoption of fresh start accounting occurred September 20, 2006.

This pro-forma data is unaudited. Asset appraisals have not been completed, and various data required for determination of liability values are still being compiled. Changes in the values of assets and liabilities and changes in assumptions from those reflected in the Pro-Forma Fresh Start Balance Sheet could significantly impact reorganization value in excess of book value. Accordingly, the amounts shown are not final and are subject to changes and revisions.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

The pro-forma effects of the Plan of Reorganization and fresh start accounting on the Company’s Pro-Forma Fresh Start Balance Sheet as of September 20, 2006 are as follows:

CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET (a)

(Amounts in thousands)

	Historical 9/20/2006	Plan of Reorganization Adjustments		Fresh-Start Valuation Adjust- ments		Pro Forma 9/20/2006
Cash and cash equivalents	$261,583	(48,263	)(b)	—		213,320
Trade and other receivables, net	134,945	(47,629	)(d)	—		87,316
Merchandise inventories, net	454,359	-		153,422	(g)	607,781
Other current assets	113,309	-		—		113,309

Total current assets	964,196	(95,892)		153,422		1,021,726
Long-lived assets and intangibles	574,214	3,564	(c)	(82,074	)(h)	495,704

Total assets	$1,538,410	(92,328)		71,348		1,517,430

Accounts payable	$212,115	34,479	(d)	—		246,594
Current borrowings under DIP Credit Facility	40,000	(40,000	)(b)	—		—
Other current liabilities	297,625	20,661	(e)	—		318,286

Total current liabilities	549,740	15,140		—		564,880
Non-current liabilities	176,390	17,500	(d)	—		193,890

Total liabilities not subject to compromise	726,130	32,640		—		758,770

Liabilities subject to compromise	1,116,593	(1,116,593	)(d)	—		—

Total liabilities	1,842,723	(1,083,953	)(d)	—		758,770

Common stock	141,858	(141,808	)(f)	—		50
Additional paid-in-capital	36,412	900,468	(f)	(178,270	)(i)	758,610
Accumulated deficit and other equity	(482,583)	232,965	(f)	249,618	(i)	—

Total shareholders’ (deficit) equity	(304,313)	991,625		71,348		758,660

Total liabilities and shareholders’ (deficit) equity	$1,538,410	(92,328)		71,348		1,517,430

a.	The Condensed Consolidated Pro Forma Balance Sheet estimates the effect of implementing the Plan of Reorganization and fresh-start reporting which will be required for financial reporting upon emergence as if the date of emergence was September 20, 2006. Under fresh-start reporting, which is required by SOP 90-7, reorganization enterprise value of $759.0 million based on the Disclosure Statement (See Note 1), which, after reduction for the remaining non-Debtor interest bearing liabilities, results in a reorganization equity value of $758.7 million.
b.	Reflects repayment of the DIP Credit Facility along with related accrued interest and payment of the estimated Exit Financing fees.
c.	Reflects the capitalization of the Exit Financing fees associated with the acquisition of the new line of credit of the $725 million senior secured revolving credit facility (see Note 8), net of write-off of unamortized debt issuance cost for the DIP Credit Facility.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

d.	Reflects the discharge of Winn-Dixie’s prepetition liabilities in accordance with the Plan of Reorganization and the reclassification of remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan of Reorganization.
e.	Reflects estimated items to be expensed as a result of Plan consummation, net of payment of accrued interest related to the DIP Credit Facility.
f.	Reflects the issuance of New Winn-Dixie Common stock to pre-petition creditors, the cancellation of old common stock, and the gain on the discharge of liabilities subject to compromise.
g.	Reflects changes to the carrying values of inventory to reflect the reversal of the LIFO reserve.
h.	Reflects negative goodwill to be reallocated to assets upon completion of the valuation procedures.
i.	Reflects the elimination of historical retained deficit and other equity accounts and an adjustment to shareholder’s equity to result in the estimated reorganized equity value in accordance with SOP 90-7 (see note a above).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

18.	Guarantor Subsidiaries

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

All costs incurred by the Company’s headquarters that are not specifically identifiable to a subsidiary are allocated to each subsidiary based on its relative size. Taxes payable and deferred taxes are obligations of the Company. Expenses and benefits related to both current and deferred income taxes are allocated to each subsidiary based on each subsidiary’s effective tax rate. If the guarantor subsidiaries operated on a stand-alone basis, their results would have differed from those below.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

Condensed consolidating financial information for the Company and its guarantor subsidiaries was as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Amounts in thousands)

12 Weeks ended September 20, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,040,609	569,217	—	1,609,826
Cost of sales	766,336	419,060	—	1,185,396

Gross profit on sales	274,273	150,157	—	424,430
Other operating & administrative expenses	325,084	132,259	—	457,343
Impairment charges	1,991	44	—	2,035
Restructuring charges	549	350	—	899

Operating (loss) income	(53,351)	17,504	—	(35,847)
Equity in income of consolidated subsidiaries	48,189	—	(48,189)	—
Interest expense, net	2,428	(9)	—	2,419

(Loss) earnings before reorganization items and income taxes	(7,590)	17,513	(48,189)	(38,266)
Reorganization items, net	4,019	—	—	4,019

Income tax benefit	(1,413)	—	—	(1,413)

(Loss) earnings from continuing operations	(10,196)	17,513	(48,189)	(40,872)

Net (loss) earnings from discontinued operations	(14,417)	30,676	—	16,259

Net (loss) earnings	$(24,613)	48,189	(48,189)	(24,613)

12 Weeks ended September 21, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,025,857	546,146	—	1,572,003
Cost of sales	772,852	389,344	—	1,162,196

Gross profit on sales	253,005	156,802	—	409,807
Other operating & administrative expenses	309,110	142,653	—	451,763
Impairment charges	7,993	7	—	8,000
Restructuring charges	1,220	21,274	—	22,494

Operating loss	(65,318)	(7,132)	—	(72,450)
Equity in losses of consolidated subsidiaries	(364,470)	—	364,470	—
Interest expense, net	4,258	12	—	4,270

Loss before reorganization items and income taxes	(434,046)	(7,144)	364,470	(76,720)

Reorganization items, net	8,219	—	—	8,219

Income tax benefit	(1,470)	—	—	(1,470)

Loss from continuing operations	(440,795)	(7,144)	364,470	(83,469)
Net loss from discontinued operations	(116,343)	(357,326)	—	(473,669)

Cumulative effect of a change in accounting principle	4,583	—	—	4,583

Net loss	$(552,555)	(364,470)	364,470	(552,555)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

September 20, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$120,057	14,888	—	134,945
Merchandise inventories, net	224,971	229,388	—	454,359
Other current assets	329,051	45,841	—	374,892

Total current assets	674,079	290,117	—	964,196
Property, plant and equipment, net	278,338	209,289	—	487,627
Other assets, net	72,402	14,185	—	86,587
Investments in and advances to/from subsidiaries	(313,485)	—	313,485	—

Total assets	$711,334	513,591	313,485	1,538,410

Accounts payable	$50,896	161,219	—	212,115
Current borrowings under DIP Credit Facility	40,000	—	—	40,000
Other current liabilities	216,334	81,291	—	297,625

Total current liabilities	307,230	242,510	—	549,740
Long-term debt	103	—	—	103
Other non-current liabilities	128,768	47,519	—	176,287

Total non-current liabilities	128,871	47,519	—	176,390
Liabilities subject to compromise	579,546	537,047	—	1,116,593
Common stock of $1 par value	141,858	818	(818)	141,858
Accumulated deficit and other shareholders’ equity	(446,171)	(314,303)	314,303	(446,171)

Total liabilities and shareholders’ deficit	$711,334	513,591	313,485	1,538,410

June 28, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Trade and other receivables, net	$133,960	18,277	—	152,237
Merchandise inventories, net	236,892	240,993	—	477,885
Other current assets	285,338	83,465	—	368,803

Total current assets	656,190	342,735	—	998,925
Property, plant and equipment, net	285,912	210,918	—	496,830
Other assets, net	73,257	25,963	—	99,220
Investments in and advances to/from subsidiaries	(260,558)	—	260,558	—

Total assets	$754,801	579,616	260,558	1,594,975

Accounts payable	$73,034	156,917	—	229,951
Current borrowings under DIP Credit Facility	40,000	—	—	40,000
Other current liabilities	224,368	83,136	—	307,504

Total current liabilities	337,402	240,053	—	577,455
Long-term debt	164	—	—	164
Other non-current liabilities	119,366	62,124	—	181,490

Total non-current liabilities	119,530	62,124	—	181,654
Liabilities subject to compromise	579,957	537,997	—	1,117,954
Common stock of $1 par value	141,858	6,334	(6,334)	141,858
Accumulated deficit and other shareholders’ equity	(423,946)	(266,892)	266,892	(423,946)

Total liabilities and shareholders’ deficit	$754,801	579,616	260,558	1,594,975

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION AS OF FEBRUARY 21, 2005)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE 12 WEEKS ENDED SEPTEMBER 20, 2006 AND SEPTEMBER 21, 2005

Dollar amounts in thousands except per share data, unless otherwise stated

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the 12 weeks ended September 20, 2006

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$51,935	(53,774)	—	(1,839)

Purchases of property, plant and equipment	(8,258)	(5,116)	—	(13,374)
Sales of assets	232	72,864	—	73,096
Other, net	(2,521)	(48,997)	52,927	1,409

Net cash (used in) provided by investing activities	(10,547)	18,751	52,927	61,131

Gross borrowings on DIP Credit Facility	3,876	—	—	3,876
Gross payments on DIP Credit Facility	(3,876)	—	—	(3,876)
(Decrease) increase in book over-drafts	(10,792)	26,240	—	15,448
Principal payments on long-term debt	(56)	—	—	(56)
Other, net	43,574	8,709	(52,927)	(644)

Net cash provided by financing activities	32,726	34,949	(52,927)	14,748

Increase (decrease) in cash and cash equivalents	74,114	(74)	—	74,040
Cash and cash equivalents at beginning of the year	182,807	4,736	—	187,543

Cash and cash equivalents at end of the period	$256,921	4,662	—	261,583

For the 12 weeks ended September 21, 2005

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(19,130)	145,620	—	126,490

Purchases of property, plant and equipment, net	(3,761)	(1,109)	—	(4,870)
Proceeds from sales of assets	6,121	59,377	—	65,498
Decrease in other assets	581,013	22,972	(603,782)	203

Net cash provided by investing activities	583,373	81,240	(603,782)	60,831

Gross borrowings on DIP Credit Facility	426,860	—	—	426,860
Gross payments on DIP Credit Facility	(629,074)	—	—	(629,074)
Principal payments on long-term debt	(34)	—	—	(34)
Other, net	(357,833)	(246,899)	603,782	(950)

Net cash (used in) provided by financing activities	(560,081)	(246,899)	603,782	(203,198)

Increase (decrease) in cash and cash equivalents	4,162	(20,039)	—	(15,877)
Cash and cash equivalents at beginning of the year	41,330	20,811	—	62,141

Cash and cash equivalents at end of the period	$45,492	772	—	46,264

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless specified to the contrary, all information in this Quarterly Report on Form 10-Q is reported as of September 20, 2006, which was the end of our most recently completed fiscal quarter.

Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by us or on our behalf, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management’s expectations, beliefs, plans, estimates or projections related to the future, are forward-looking statements within the meaning of these laws. These forward-looking statements include and may be indicated by words or phrases such as “anticipate,” “estimate,” “plans,” “expects,” “projects,” “should,” “will,” “believes” or “intends” and similar words and phrases.

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results, particularly while the Chapter 11 cases are proceeding. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in the risk factors referenced above in our Annual Report on Form 10-K for the year ended June 28, 2006, in “Item 1A: Risk Factors” in this quarterly report and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors”, could cause our actual results to differ materially from the expected results described in our forward-looking statements, particularly while the Chapter 11 cases are proceeding. The information in this report should be read in conjunction with the risk factors referenced above and the information on forward-looking statements herein.

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 21, 2005, Winn-Dixie Stores, Inc. and 23 of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court. For further discussion of the Chapter 11 cases, see Item 1: “Financial Statements,” Note 1, Proceedings Under Chapter 11 of the Bankruptcy Code.

Overview

For the 12 weeks ended September 20, 2006, identical store sales increased 5.1% as compared to the 12 weeks ended September 21, 2005. Gross margin increased by 30 basis points for the 12 weeks ended September 20, 2006 as compared to the 12 weeks ended September 21, 2005, resulting primarily from improved shrink results partially offset by promotional programs. As of September 20, 2006, we had no outstanding borrowings on our revolving loan and $40.0 million outstanding on our fixed term loan.

Results of Operations

Continuing Operations

Net sales. Net sales for the 12 weeks ended September 20, 2006 were $1.6 billion, an increase of $37.8 million, or 2.4%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the period, and comparable store sales for continuing operations stores, which include replacement stores, both increased 5.1% for the 12 weeks ended September 20, 2006 compared to the 12 weeks ended September 21, 2005. The primary difference in our net sales increase of 2.4% and identical sales increase of 5.1% is the exclusion from identical sales the sales from stores which closed in the second quarter of fiscal 2006 as a result of damage caused by Hurricane Katrina.

Identical sales increased throughout the Company as a result of increased average sales per customer visit, in addition to the positive impact from sales in the area impacted by Hurricane Katrina as described below. We believe the increase in average sales per visit is due to improved store execution and customer service, the introduction of merchandising initiatives including pricing and promotional programs, and new brand marketing initiatives. The number of customer visits in the 12 weeks ended September 20, 2006 was approximately the same as in the 12 weeks ended September 21, 2005.

Areas significantly affected by Hurricane Katrina reported substantially greater increases in identical store sales because of fewer open competitor stores and restaurants, the influx of relief and construction workers to the areas, and, along the Gulf Coast, population shifts to Baton Rouge and other less-affected areas.

We believe that competition remains a key factor that negatively affects our identical store sales, particularly on the opening of a new competitor store. Our competitive rebuttal program uses targeted promotions, improved store conditions, training and neighborhood merchandising, prior to and during selected competitor store openings, in an effort to drive sales and customer traffic and thus maintain market share. We believe that this strategy has mitigated a portion of the impact of such openings during the first quarter of fiscal 2007. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to negatively affect our identical store sales.

We expect identical sales for the remainder of fiscal 2007 to be positive though less than the 5.1% increase for the 12 weeks ended September 20, 2006.

Gross Profit on Sales. Gross profit on sales increased $14.6 million for the 12 weeks ended September 20, 2006 compared to the same period in the prior fiscal year. As a percentage of sales, gross margin increased 30 basis points with gross margin of 26.4% as compared to 26.1% for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively.

Operational improvements that reduced inventory shrink resulted in approximately 70 basis point improvement in gross margin which was partially offset by promotional programs, increases in warehouse and transportation costs and reductions in vendor allowances which reduced gross margin for the 12 weeks ended September 20, 2006.

Other Operating and Administrative Expenses. Other operating and administrative expenses for the 12 weeks ended September 20, 2006 increased by $5.6 million compared to the same period in the prior fiscal year. As a percentage of sales, other operating and administrative expenses was 28.4% and 28.7% for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively.

Increases in salaries and employee-related costs of $11.2 million, due primarily to an investment in retail labor hours in our efforts to improve service and operating conditions, was partially offset by decreases in administrative areas. We also incurred $4.5 million of additional utility costs and $5.1 million in increased insurance costs. Other increases and decreases in the components of this expense substantially offset each other.

Impairment Charges. Impairment charges related to the following (in thousands):

	For the 12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005
Store facilities - continuing operations	$2,035	1,999
Distribution centers	—	5,696
Other	—	305

Total, continuing operations	2,035	8,000
Impairment charges, discontinued operations	78	1,238

Total impairment charges	$2,113	9,238

During both the 12 weeks ended September 20, 2006 and September 21, 2005, we estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the net book values of the related assets, resulting in all of the impairment charges identified above.

Reorganization Items. Reorganization items are amounts incurred subsequent to the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following (in thousands):

	For the 12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005
Professional fees	$8,725	14,092
Lease rejections	(7,816)	(7,832)
Employee costs	1,090	1,716
Interest income	(2,102)	—
Other	4,122	243

Reorganization items, net loss	$4,019	8,219

Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. We rejected a number of leases and other contracts, resulting in the recognition of non-cash gains and losses. We may reject additional leases and other contracts in the future, which may result in recognition of material gains or losses.

Employee costs relate to our key employee retention plan, by which certain key associates, including executive officers, are eligible for retention incentives. The key associates were classified into different bands based on their level of responsibility and role within the Company. The amount of retention incentive was based on a key associate’s band and base salary at the time the incentive was determined. The incentive is payable in four equal installments, contingent upon continued employment through the payment dates; three installments have been paid as of September 20, 2006. The final installment is scheduled to be paid subsequent to emergence from Chapter 11.

Net cash paid for reorganization items totaled $8.1 million and $12.0 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively. During the 12 weeks ended September 20, 2006, we paid $9.8 million for professional fees and $0.3 million for other costs, which were offset by $2.0 million of interest income received. During the 12 weeks ended September 21, 2005, we paid $11.8 million for professional fees and $0.2 million for other costs.

Interest Expense. Interest expense is primarily interest on long-term and short-term debt and capital leases. Net interest expense was $2.4 million and $4.3 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively. The decrease in interest expense is primarily due to decreased interest on our credit facility from decreased borrowings in the current year.

Income Taxes. During the 12 weeks ended September 20, 2006 and September 21, 2005, tax benefits recognized reflected the ability to carry back certain net operating losses related to the fiscal quarter and certain refundable credits.

We continue to maintain a full valuation allowance against our net deferred tax assets. This valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized. Other than as noted above, earnings or losses will not be tax-effected until the realization of future tax benefits can be reasonably assured.

As a result of an Internal Revenue Service (“IRS”) audit of fiscal 2000 through 2002, we were assessed $49.0 million in taxes and penalties during fiscal 2005. During fiscal 2006, we were also assessed $21.4 million in taxes and penalties resulting from an audit of fiscal 2003 and 2004. We filed protests regarding substantially all of the amounts assessed. As a result of a proposed compromise settlement reached in September 2006, certain deductions taken in fiscal 2000 through 2002 will be taken over subsequent years, resulting in $7.5 million of tax and $2.1 million of interest to be deducted from pending refunds, with no penalty incurred. The proposed settlement is pending customary approvals within the IRS. There is no change in the status of the fiscal 2003 and 2004 assessments; however, any change in the timing of deductions is not expected to result in any additional tax or interest due to the net operating losses incurred in fiscal 2005 and 2006.

Net Loss From Continuing Operations. Net loss from continuing operations for the 12 weeks ended September 20, 2006 was $38.3 million, or $0.29 per diluted share, as compared to $76.7 million, or $0.59 per diluted share, for the 12 weeks ended September 21, 2005, for the reasons discussed above.

Discontinued Operations and Restructuring

In evaluating whether elements of our restructuring plans qualify for discontinued operations classification, we consider each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to our ongoing operations and cash inflows of our nearby stores are not expected to increase significantly because of the exit, the results of operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are classified as discontinued operations only if we determine that the related continuing cash flows will not be significant to our ongoing operations. Costs incurred to dispose of a location are included in gain (loss) on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as restructuring charges.

2005 Restructure Plan

In June 2005, we announced our 2005 Restructure Plan to exit 326 stores and three distribution centers. In April 2006, we expanded this plan by an additional 35 stores and one distribution center. In all, during fiscal 2006 we closed 374 stores, four distribution centers and all manufacturing operations except two dairies and the Chek beverage operation.

We classified results of operations related to 357 of the 374 stores exited during fiscal 2006 and two distribution centers as discontinued operations. We determined that the closure of the remaining stores, the manufacturing operations and two of the distribution centers did not eliminate the cash flows for similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations.

We restructured our field and administrative support staff to support the planned configuration of the retail business.

Bahamas Supermarkets Limited

On May 18, 2006, we received Court approval to sell our 78% ownership interest in Bahamas Supermarkets Limited, which owns twelve stores and a distribution center in The Bahamas. This sale was completed in August 2006 and resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which is included in gain on disposal of discontinued operations for the 12 weeks ended September 20, 2006. Results of operations for the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

Fiscal 2007 Store Closures

We closed seven stores during the 12 weeks ended September 20, 2006. Results of operations for six of the seven stores were classified as discontinued operations.

Financial Information

Net sales from discontinued operations were $24.2 million and $435.6 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively. The net gain from discontinued operations was $16.3 million for the 12 weeks ended September 20, 2006, compared to a net loss of $473.7 million for the 12 weeks ended September 21, 2005. Such results included a gain (loss) on disposal of discontinued operations of $16.8 million and ($356.8) million, respectively. Restructuring charges, net were $0.9 million and $22.5 million for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively.

Although we have accrued the lease liabilities on closed facilities, the payments will continue through either the contractual term of the lease or the lease rejection date as ordered by the Court. The following table reflects the restructuring expenses (in thousands) for the 12 weeks ended September 20, 2006 and September 21, 2005, respectively.

	For the 12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005
Restructuring
(Gain) loss on sale/retirement, net	$(86)	(203)
Lease termination costs	468	19,342
Employee termination costs	191	2,841
Other location closing costs	326	514

Total restructuring charges, net	899	22,494

Loss on disposal
(Gain) loss on sale/retirement, net	(30,302)	(43,541)
LIFO liquidation	—	(36,322)
Lease termination costs	11,750	389,569
Employee termination costs	101	26,762
Other location closing costs	1,623	20,282

Total (gain) loss on disposal	(16,828)	356,750

Total incurred	$(15,929)	379,244

The following table summarizes the change in liabilities recorded for the restructuring plans (in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Balance as of June 28, 2006	$3,624	1,359	2,265
Additions	571	305	266
Utilizations	(2,787)	(979)	(1,808)
Adjustments	(26)	(26)	—

Balance as of September 20, 2006	$1,382	659	723

In the Condensed Consolidated Balance Sheets, employee termination costs were included in accrued wages and salaries, and other location closing costs were included in accrued expenses.

Hurricane Recoveries

We incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. We expect to be fully covered for losses in excess of our then-applicable $10 million annual windstorm and $5 million annual flood insurance deductibles. Expenditures to repair damage and replenish inventory are generally required in advance of the receipt of insurance proceeds, which negatively affects liquidity. During the twelve weeks ended September 20, 2006, we received advances totaling $25.0 million on our claim and as of September 20, 2006 had recorded a receivable of $21.4 million. Advances received were classified as an operating activity in the statement of cash flows.

Liquidity and Capital Resources

Summary

As of September 20, 2006, we had $351.8 million of available liquidity, comprised of $116.8 million of borrowing availability under the DIP Credit Facility and $235.0 million of certain cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash, trade credit and cash flows from operating activities to fund our cash requirements through the effective date of a plan of reorganization. Upon emergence, we will replace the DIP Credit facility with an exit facility, for which we currently have a commitment letter as described below. Based on the Plan, we believe that we have sufficient liquidity through anticipated borrowing availability, available cash, trade credit, and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures on a more expanded basis subsequent to emergence through the end of fiscal 2007.

In the long term, we anticipate that increased capital expenditures for new store development and further remodeling efforts will be required, for which it is anticipated that cash will be provided by future improvement in operating results and borrowing availability.

The Condensed Consolidated Financial Statements included in this Form 10-Q were prepared on a “going concern” basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our liabilities in the ordinary course of business. A number of factors negatively affected our liquidity and may affect our ability to continue as a going concern. These factors include, but are not limited to: (1) past operating performance and the success of current and future initiatives designed to improve sales and gross margin and to reduce expenses and (2) we currently operate as debtors-in-possession under Chapter 11 of the Bankruptcy Code. As described above, we have filed our proposed Plan of Reorganization and as of October 25, 2006 an order approving the Plan has not yet been entered.

DIP Credit Facility and Senior Notes

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into the DIP Credit Facility to provide funds for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The obligations under the DIP Credit Facility are guaranteed by all of the Debtors and are secured by a lien on assets of the Debtors, which lien has senior priority with respect to substantially all such assets and by a super-priority administrative expense claim in each of the Chapter 11 cases. The $800.0 million DIP Credit Facility is a revolving credit facility that includes a $300.0 million letter of credit sub-facility and a $40.0 million term loan. This Form 10-Q contains only a general description of the terms of the DIP Credit Facility and is qualified in its entirety by reference to the full DIP Credit Facility agreement and amendments included as exhibits to the Annual Report on Form 10-K for the year ended June 28, 2006. The following capitalized terms have specific meanings as defined in the DIP Credit Facility, as amended: Agent, Borrowing Base, Reserves, Excess Availability and EBITDA.

Amendments to the agreement converted $40.0 million of the outstanding borrowing on the revolving line portion to a term loan, for which all material terms are consistent with the other portions of the facility, established a post-petition trade lien program with certain trade vendors, amended the definition of “permitted disposition” to allow us to sell or liquidate certain locations, modified the calculation of the EBITDA covenant, changed the definition of Excess Availability to include certain cash deposits, modified the definition of insurance to coincide with the current policy terms and provided a change to allow our bank an unsecured interest related to its ACH transfer exposure related to our banking transactions.

Including the revolving loan balance and the term loan, outstanding borrowings on the DIP Credit Facility were $40.0 million as of both September 20, 2006 and June 28, 2006. There were no significant borrowings on the revolving loan portion of the facility for the 12 weeks ended September 20, 2006.

At our option, interest on the revolving and term loans under the DIP Credit Facility is based on LIBOR or the bank’s prime rate plus an applicable margin. The applicable margin varies based upon the underlying rate and the amount drawn on the facility in relation to the underlying collateral. As of September 20, 2006, the interest rate on the term loan was 7.5%. In addition, there is an unused line fee of 0.375%, a sub-facility letter of credit fee of 1.0%, a standby letter of credit fee of 1.75% and a letter of credit fronting fee of 0.25%. The DIP Credit Facility contains various representations, warranties and covenants of the Debtors that are customary for such financings, including among others reporting requirements and financial covenants. The financial covenants include tests of cash receipts, cash disbursements and inventory levels as compared with the rolling

12-week cash forecast provided to the bank group, as well as EBITDA and capital expenditure tests as compared to monthly projections. At all times, Excess Availability is not permitted to fall below $100.0 million, which effectively reduces our borrowing availability. As of September 20, 2006, we were in compliance with the above covenants. In addition, certain covenants substantially restrict our ability to pay dividends.

Borrowing availability was $116.8 million as of September 20, 2006, as summarized below (in thousands):

September 20, 2006
Lesser of Borrowing Base or DIP Credit Facility capacity (net of Reserves of $264,467, including $241,430 related to outstanding letters of credit)	$256,788
Outstanding borrowings	(40,000)

Excess Availability	216,788
Limitation on Excess Availability	(100,000)

Borrowing availability	$116,788

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

As of September 20, 2006, we had letters of credit totaling $244.6 million issued under the DIP Credit Facility. An additional $11.3 million in letters of credit were issued outside of the DIP Credit Facility and secured by marketable securities valued at $14.5 million as of September 20, 2006. Substantially all outstanding letters of credit related to workers’ compensation programs.

In addition to the DIP Credit Facility, we have $300.0 million of outstanding Notes that bear interest at 8.875% per annum, which is included in liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets. The Notes were scheduled to mature in 2008, and required interest-only payments semi-annually until maturity. The Notes contain various affirmative and negative covenants customary to these types of agreements. The Chapter 11 filings created an event of default under the Notes. See “Contractual Obligations” below for further discussion. While operating under Chapter 11, we are prohibited from paying unsecured pre-petition debts, including the Notes and interest thereon. In accordance with SOP 90-7, as of the Petition Date we ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes.

Exit Facility

On June 28, 2006, we entered into a commitment letter for a $725.0 million senior secured revolving credit facility (the “Exit Facility”) with Wachovia Bank, National Association and Wachovia Capital Markets, LLC. The facility will include a $300.0 million letter of credit sub-facility and have a five-year term. It will be collateralized by senior liens on substantially all of our assets and replace our $800.0 million DIP Credit Facility on the effective date of a plan of reorganization. On July 27, 2006, the Court approved this financing, but the closing for the Exit Facility remains subject to a number of conditions, including confirmation and consummation of the Plan. The Exit Facility will include various financial and other covenants customary for these types of financings. The Exit Facility is expected to increase our borrowing availability as compared to availability under the DIP Credit Facility due to more favorable terms. Availability will be determined based on the borrowing base and reserves to be defined in the agreement. The preceding description is qualified in its entirety by reference to the Exit Facility commitment letter (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006). As mentioned previously, we anticipate entering into the Exit Facility following entry of an order confirming the Plan.

Historical Cash Flow Data

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data for the 12 weeks ended September 20, 2006 and September 21, 2005 (in thousands). Cash flows from discontinued operations were reported with cash flows from continuing operations within operating, investing and financing activities.

	12 weeks ended
	Sept. 20, 2006	Sept. 21, 2005
Cash provided by (used in):
Operating activities	$(1,839)	126,490
Investing activities	61,131	60,831
Financing activities	14,748	(203,198)

Operating Activities

For the 12 weeks ended September 20, 2006, net cash used in operating activities was $1.8 million. The cash effect of reorganization items was $8.1 million, primarily payments to professionals for financial, legal, real estate and valuation services directly related to the reorganization process. Cash provided by operating activities before reorganization of $6.2 million was due to the receipt of advances totaling $25.0 million on our insurance claim for hurricanes in fiscal 2006 partially offset by net losses from continuing operations.

Investing Activities

Cash provided by investing activities primarily related to the receipt of approximately $54.0 million in proceeds from the sale of Bahamas Supermarkets, Ltd. We made capital expenditures of $13.4 million in the first quarter of fiscal 2007, which includes repairs to locations damaged by hurricanes and minimal investment in store improvements and equipment acquisition.

Principal Uses of Cash

Upon the effective date of the Plan, we expect we will be required to pay approximately $120.0 million to $140.0 million for amounts due for outstanding professional fees, contract cure amounts, certain cash claims and to repay the $40 million term loan. Subsequent to emergence, our cash requirements will be operating expenses and capital expenditures.

We anticipate that capital expenditures in fiscal 2007 will exceed those in fiscal 2006 and will include expenditures for store remodels, store maintenance, information technology investments and hurricane mitigation efforts. The largest category is expected to be expended for store remodels, which are intended to upgrade the existing store base to drive customer traffic. A majority of expenditures related to store remodels are not expected to occur until the second half of fiscal 2007.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe that these are our critical accounting policies, as they are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. See Part I, Item 1: “Financial Statements and Supplementary Data” Note 3 for further discussion of our accounting policies.

We prepare our financial statements on a going concern basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if we are unable to continue as a going concern. Certain assumptions and projections may be impacted due to our Chapter 11 filing.

Long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. The cash flows are based on our best estimate of future cash flows. If this comparison indicates that there is an impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. We adjust the value of owned property and equipment associated with closed stores to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause us to recognize a material impairment charge.

Self-insurance. We self-insure for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability and property losses, as well as employee medical coverage. We generally obtain insurance coverage for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. We estimate the liabilities related to self-insured programs with the assistance of an independent actuary. The accounting estimates for self-insurance liabilities include both known and incurred but not reported insurance claims and reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our Chapter 11 filings. Unanticipated changes in these factors may materially affect our Condensed Consolidated Financial Statements.

Lease liability on closed facilities. For closed stores, distribution centers and/or manufacturing facilities that are under long-term leases, we record an expense based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges and utility costs. Our estimate of future expected payments is based on historical experience, our analysis of the specific real estate market and economic conditions that can be difficult to predict.

Through the effective date of the Plan of Reorganization, we have the ability to reject lease agreements related to closed facilities for which closing costs were previously estimated and recorded. When the Court approves rejections, we revise such liabilities to reflect the application of a statutory formula that removes substantially all of the elements requiring significant estimation. Estimates related to the claims of lessors for items other than rent, such as taxes, utilities and insurance are still required. Our ability to obtain agreements with lessors to terminate leases or assign leases to third parties will materially affect our current estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 20, 2006, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 20, 2006, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 20, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 20, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization is being jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. The Non-Filing Entities are included in the accompanying Condensed Consolidated Financial Statements, but they are not significant to the condensed consolidated results of operations, financial position or cash flows of the Company. We currently operate the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. The rights of and ultimate payments by us under pre-petition obligations are addressed in the Plan and, as proposed, will be substantially altered if the Plan is consummated. Under the Plan, our existing stock will be cancelled and no distributions will be made to our shareholders.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against us and certain of our present and former executive officers and employees, alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) relating to our Profit Sharing/401(k) Plan (the “Plan”). The actions purport to be brought on behalf of a class consisting of the Plan and participants and beneficiaries under the Plan whose individual accounts held shares in the Winn-Dixie Stock Fund during the period from May 6, 2002 through and including January 29, 2004 (the “Class Period”). More specifically, the complaints generally allege that, during the Class Period, the defendants breached their fiduciary duties to the Plan, its participants and its beneficiaries under ERISA by failing to exercise prudent discretion in deciding whether to sell Company stock to the Plan trustee for investment by the Plan, failing to provide timely, accurate and complete information to Plan participants, failing to adequately monitor and review Company stock performance as a prudent investment option, failing to manage Plan assets with reasonable care, skill, prudence and diligence and other matters. By separate court orders, both the securities law claims and the ERISA claims were consolidated and will proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of our Chapter 11 filing, the automatic stay prevents the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company are subordinated under the Plan pursuant to the provision of 11 U.S.C. §510(b), and will be treated in the same manner as our existing shares, which will be cancelled without any distribution. As to the individual co-defendants, on May 10, 2005, the court entered an order staying both lawsuits as to all parties and all issues in light of our Chapter 11 filing. The court also denied the ERISA plaintiffs’ motion to dismiss the Company as a defendant so that the case could continue against the individual defendants.

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

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims related to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company denies the allegations of the various complaints and is vigorously defending the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevents parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits will be treated in the Company’s Chapter 11 cases either pursuant to the Plan or as otherwise ordered by the Court. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay. Such claims will be subject to an administrative claims bar date to be imposed under the Plan.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 28, 2006 could materially and adversely affect our business, financial condition and results of operations. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

The risk factor titled “There is currently no market for any new securities that might be issued pursuant to the Plan” in our Annual Report on Form 10-K for the year ended June 28, 2006, is amended in its entirety to read as follows:

The market price of any shares of stock issued pursuant to the Plan may be volatile and may decline substantially.

There has been no trading market for shares of common stock issuable pursuant to the Plan, and even if we are successful in listing such shares on a national securities exchange, an active trading market for such shares of common stock may not develop. There can be no assurance as to the liquidity of any trading market or the price at which such shares can be sold. The market price of shares issued pursuant to the Plan may be volatile, and may decline substantially, in response to a number of events, including but not limited to:

•	Actual or anticipated changes in our operating results;

•	The number of shares publicly traded, the number of shares authorized for future distribution to claimants under the Plan and the timing of such distributions;

•	Actions of competitors;

•	Market and industry perception of our success, or lack thereof, in pursuing our strategy;

•	Changes in expectations of future financial performance or changes in estimates of securities analysts; and

•	The other Risk Factors identified in our annual report on Form 10-K for the year ended June 28, 2006 and this quarterly report.

In addition, the following risk factor should be considered:

Our actual financial results and financial condition may vary significantly from the projections and other financial information provided to the Bankruptcy Court.

In connection with the Plan, we filed with the Court a disclosure statement containing five-year financial projections and other financial information, including estimates regarding the Company’s reorganized business enterprise value. The projections and other financial information provided were based on information available to us as of August 9, 2006 and we have not, and do not intend to update them. Projections are inherently subject to uncertainties and risks and these projections and other financial information reflect numerous assumptions as of August 9, 2006. Our actual results and financial condition will vary from those contemplated by the projections and other financial information provided to the Court and the variations may be material. The projections and other financial information provided to the Court are neither included in this quarterly report nor incorporated by reference and should not be relied upon.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	First Modification to Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors

3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: October 25, 2006	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 25, 2006	/S/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	First Modification to Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors

3.1	Restated Articles of Incorporation as filed with the Secretary of State of Florida.	Previously filed as Exhibit 3.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.1	Articles of Amendment adopted October 7, 1992, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.1 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.2	Articles of Amendment adopted October 5, 1994, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.1.3	Articles of Amendment adopted October 1, 1997, to Restated Articles of Incorporation.	Previously filed as Exhibit 3.1.3 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws, as amended through April 23, 2003.	Previously filed as Exhibit 3.2 to Form 10-K for the year ended June 25, 2003, which Exhibit is herein incorporated by reference.

4.2	First Supplemental Indenture, dated March 29, 2001, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2 (a) to Form 8-K filed on March 29, 2001, which Exhibit is herein incorporated by reference.

4.2.1	Second Supplemental Indenture, dated January 10, 2002, among Winn-Dixie Stores, Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee.	Previously filed as Exhibit 4.2.1 to Form 10-Q for the quarter ended April 3, 2002, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.