Form 10-Q
period 2007-01-10
WINN DIXIE STORES INC
filed 2007-02-20
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 10, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 7, 2007, 53,901,473 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
Amounts in thousands except per share data	8 weeks ended January 10, 2007	8 weeks ended November 15, 2006	16 weeks ended January 11, 2006

Net sales	$1,164,192	1,066,852	2,250,203
Cost of sales, including warehouse and delivery expenses	873,034	784,245	1,680,586

Gross profit on sales	291,158	282,607	569,617
Other operating and administrative expenses	302,528	319,139	606,707
Impairment charges	—	18,743	612
Restructuring (gain) charge, net	—	(113)	1,989

Operating loss	(11,370)	(55,162)	(39,691)

Interest (income) expense, net (contractual interest for 8 weeks ended Nov. 15, 2006 and 16 weeks ended Jan. 11, 2006 was $7,203 and $11,669, respectively)	(566)	3,108	3,499

Loss before reorganization items and income taxes	(10,804)	(58,270)	(43,190)
Reorganization items, net gain	—	(338,449)	(258,333)
Income tax benefit	(855)	(12,567)	(2,150)

Net (loss) earnings from continuing operations	(9,949)	292,746	217,293

Discontinued operations:
Earnings (loss) from discontinued operations	—	2,903	(14,484)
Gain on disposal of discontinued operations	—	1,093	34,692

Net earnings from discontinued operations	—	3,996	20,208

Net (loss) income	$(9,949)	296,742	237,501

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.18)	2.07	1.54
Earnings from discontinued operations	—	0.03	0.14

Basic (loss) earnings per share	$(0.18)	2.10	1.68

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.18)	2.02	1.50
Earnings from discontinued operations	—	0.03	0.14

Diluted (loss) earnings per share	$(0.18)	2.05	1.64

Dividends per share	$—	—	—

Weighted average common shares outstanding-basic	53,901	141,321	141,155

Weighted average common shares outstanding-diluted	53,901	144,658	144,755

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
Amounts in thousands except per share data	8 weeks ended January 10, 2007	20 weeks ended November 15, 2006	28 weeks ended January 11, 2006
Net sales	$1,164,192	2,676,678	3,822,207
Cost of sales, including warehouse and delivery expenses	873,034	1,969,641	2,842,782

Gross profit on sales	291,158	707,037	979,425
Other operating and administrative expenses	302,528	776,482	1,058,471
Impairment charges	—	20,778	8,612
Restructuring charge, net	—	786	24,483

Operating loss	(11,370)	(91,009)	(112,141)

Interest (income) expense, net (contractual interest for 20 weeks ended Nov. 15, 2006 and 28 weeks ended Jan. 11, 2006 was $15,766 and $22,066, respectively)	(566)	5,527	7,769

Loss before reorganization items and income taxes	(10,804)	(96,536)	(119,910)
Reorganization items, net gain	—	(334,430)	(250,114)
Income tax benefit	(855)	(13,980)	(3,620)

Net (loss) earnings from continuing operations	(9,949)	251,874	133,824

Discontinued operations:
Earnings (loss) from discontinued operations	—	2,333	(131,403)
Gain (loss) on disposal of discontinued operations	—	17,922	(322,058)

Net earnings (loss) from discontinued operations	—	20,255	(453,461)

Cumulative effect of a change in accounting principle	—	—	4,583

Net (loss) income	$(9,949)	272,129	(315,054)

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.18)	1.78	0.95
Earnings (loss) from discontinued operations	—	0.15	(3.21)
Cumulative effect of a change in accounting principle	—	—	0.03

Basic (loss) earnings per share	$(0.18)	1.93	(2.23)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.18)	1.74	0.94
Earnings (loss) from discontinued operations	—	0.14	(3.17)
Cumulative effect of a change in accounting principle	—	—	0.03

Diluted (loss) earnings per share	$(0.18)	1.88	(2.20)

Dividends per share	$—	—	—

Weighted average common shares outstanding-basic	53,901	141,317	141,107

Weighted average common shares outstanding-diluted	53,901	144,658	143,164

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
Dollar amounts in thousands except par value	January 10, 2007	June 28, 2006
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$132,620	187,543
Marketable securities	4,159	14,308
Trade and other receivables, less allowance for doubtful receivables of $8,122 ($9,537 at June 28, 2006)	104,076	152,237
Insurance claims receivable	31,483	46,162
Income tax receivable	51,533	40,427
Merchandise inventories, less LIFO reserve of $650 ($152,729 at June 28, 2006)	623,739	477,885
Prepaid expenses and other current assets	48,467	35,653
Assets held for sale	—	44,710

Total current assets	996,077	998,925

Property, plant and equipment, net	234,115	496,830
Intangible assets	360,420	38,979
Other assets, net	31,743	60,241

Total assets	$1,622,355	1,594,975

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current borrowings under credit facilities	$—	40,000
Current portion of long-term debt	—	232
Current obligations under capital leases	4,093	3,617
Accounts payable	221,492	229,951
Reserve for self-insurance liabilities	81,227	74,905
Accrued wages and salaries	71,544	80,495
Accrued rent	47,546	43,942
Accrued expenses	98,065	95,107
Liabilities related to assets held for sale	—	9,206

Total current liabilities	523,967	577,455

Reserve for self-insurance liabilities	159,159	151,131
Long-term debt	—	164
Unfavorable leases	144,673	—
Obligations under capital leases	8,631	5,369
Other liabilities	36,726	24,990

Total liabilities not subject to compromise	873,156	759,109

Liabilities subject to compromise	—	1,117,954

Total liabilities	873,156	1,877,063

Commitments and contingent liabilities (Notes 1, 10, 13, 15 and 19)
Shareholders’ equity (deficit):
Predecessor common stock, $1 par value. Authorized 400,000,000 shares; 154,332,048 shares issued; 141,858,015 shares outstanding at June 28, 2006	—	141,858
Successor common stock, $0.001 par value. Authorized 400,000,000 shares; 54,000,000 shares issued; 53,901,473 shares outstanding at January 10, 2007	54	—
Additional paid-in-capital	759,093	34,874
Accumulated deficit	(9,949)	(438,015)
Accumulated other comprehensive income (loss)	1	(20,805)

Total shareholders’ equity (deficit)	749,199	(282,088)

Total liabilities and shareholders’ equity (deficit)	$1,622,355	1,594,975

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
Amounts in thousands	8 weeks ended January 10, 2007	20 weeks ended November 15, 2006	28 weeks ended January 11, 2006
Cash flows from operating activities:
Net (loss) income	$(9,949)	272,129	(315,054)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (gain) on sales of assets, net	367	(35,373)	(57,503)
Reorganization items, net gain	—	(334,430)	(250,114)
Impairment charges	—	20,857	11,126
Depreciation and amortization	9,981	36,274	62,939
Share-based compensation, net	147	11,609	(1,934)
Change in operating assets and liabilities:
Favorable and unfavorable leases	531	—	—
Trade, insurance and other receivables	(724)	29,850	(18,629)
Merchandise inventories	33,024	(31,564)	274,636
Prepaid expenses and other current assets	(8,441)	(2,426)	13,656
Accounts payable	(39,153)	(20,458)	59,154
Lease liability on closed facilities	—	(838)	127,602
Income taxes payable/receivable	2,207	(2,944)	(2,921)
Reserve for self-insurance liabilities	2,160	(1,203)	2,137
Accrued expenses and other	(26,077)	(3,440)	260,463

Net cash (used in) provided by operating activities before reorganization items	(35,927)	(61,957)	165,558

Cash effect of reorganization items	—	(11,085)	(33,204)

Net cash (used in) provided by operating activities	(35,927)	(73,042)	132,354

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,988)	(23,888)	(12,394)
Decrease in investments and other assets	17,001	15,067	4,978
Sales of assets	—	83,012	92,005
Purchases of marketable securities	(860)	(4,321)	(4,479)
Sales of marketable securities	79	14,991	10,492
Other, net	(78)	(308)	646

Net cash provided by investing activities	5,154	84,553	91,248

Cash flows from financing activities:
Gross borrowings on credit facilities	1,470	7,690	692,507
Gross payments on credit facilities	(1,470)	(47,690)	(897,510)
Increase in book overdrafts	14,493	164	2,030
Principal payments on long-term debt and capital leases	(142)	(981)	(1,002)
Debt issuance costs	(8,829)	(366)	(721)
Other, net	—	—	795

Net cash provided by (used in) financing activities	5,522	(41,183)	(203,901)

(Decrease) increase in cash and cash equivalents	(25,251)	(29,672)	19,701
Cash and cash equivalents at beginning of period	157,871	187,543	62,141

Cash and cash equivalents at end of period	$132,620	157,871	81,842

Supplemental cash flow information:
Interest paid	$608	4,716	7,073
Interest and dividends received	$1,316	4,316	1,111
Income taxes refunded	$200	614	672

Non-cash activities: See Note 5 regarding non-cash activities related to fresh-start reporting. In addition, the Company entered into capital leases totaling $3.5 million during the 20 weeks ended November 15, 2006.

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

Emergence from Bankruptcy Protection: On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan, making certain modifications to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). On November 9, 2006, the Court entered its order confirming the Plan of Reorganization. Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). The appeals remain pending. For further information about the Plan, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended September 20, 2006.

Fresh-Start Reporting: Upon emergence from bankruptcy protection, the Company adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of its immediately preceding accounting period. Under fresh-start reporting, a new reporting entity is deemed to be created, and all assets and liabilities are revalued to their fair values (see Note 5). Accordingly, the Company’s financial statements prior to November 16, 2006 are not comparable to its financial statements for periods on or after November 16, 2006. References to the “Successor” refer to Winn-Dixie on or after November 16, 2006, after application of fresh-start reporting; references to the “Predecessor” refer to Winn-Dixie prior to November 16, 2006.

Discharge and Treatment of Claims and Interests: As of the Effective Date, the Debtors were generally discharged and released from all claims and interests in accordance with the provisions of the Plan.

The Plan generally provided for payment in full in cash, satisfaction on deferred payment terms or reinstatement of allowed administrative, priority and secured claims, and the distribution of shares of new Winn-Dixie common stock in satisfaction of allowed unsecured claims. Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

terms of the Plan, 54 million shares of new common stock were issued for distribution by the Company’s disbursing agent to unsecured creditors. See “—Claims Resolution and Plan Distributions” for further information. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. In addition, 5.4 million shares were reserved for issuance under the equity incentive plan (see Note 14). The Successor’s common stock is listed on the NASDAQ Stock Market and trades under the symbol “WINN.”

Pursuant to the Plan, on the Effective Date, all shares of the Predecessor’s common stock were canceled and no distribution was made to holders thereof.

Exit Financing: On the Effective Date, the Company closed on a $725.0 million senior secured revolving credit facility (the “Credit Agreement”; see Note 12).

Claims Resolution and Plan Distributions: The pre-petition claims of the Debtors are evidenced in the schedules of liabilities filed by the Debtors and by proofs of claim filed by creditors. Claims that were not objected to by the deadline established in the Plan (January 22, 2007, for most claims) are deemed to be allowed claims. Claims that were objected to are allowed or disallowed through a claims resolution process established by the Court. Pursuant to objections filed by the Debtors, the Court has reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. Many claims were resolved prior to the Effective Date through settlement or by Court order. The claims resolution process is ongoing and will continue until all claims are resolved.

Unsecured claims: Once the allowed amount of an unsecured claim is determined through settlement or Court order, the claimant is entitled to a distribution as provided for by the Plan. Substantially all unsecured claimants with allowed claims are entitled to a distribution of shares of new common stock, with the number of shares dependent on the amount and class of the allowed claim. Through February 9, 2007, approximately 43.0 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims, totaling approximately $837.5 million in allowed amounts; approximately 0.7 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims, totaling approximately $16.7 million in allowed amounts, pending such holders satisfaction of tax requirements; and approximately 10.3 million shares remained held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Holders of disputed unsecured claims that are subsequently allowed will receive distributions no less frequently than quarterly, as required by the Plan. If sufficient excess shares remain in reserve after resolution of all disputed unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata based on the number of shares they received pursuant to the Plan. Claimants as of the Applicable Distribution Record Date established under the Plan (December 20, 2006, for class 13 and November 15, 2006, for other classes) will receive such excess shares when and if distributed. There is no assurance that there will be any excess shares for any such subsequent distribution. The claims resolution process for such claims, as provided for in the Plan, will not result in additional expense or income in the Successor’s financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Administrative and Priority Claims: Pursuant to the Plan, administrative and priority claims are satisfied with cash. Administrative and priority claims that were allowed as of the Effective Date were paid in full shortly thereafter. Other administrative and priority claims remain subject to dispute and will be paid if and when allowed. In addition, the Plan established a deadline by which all administrative claims (with certain exceptions, including ordinary course of business claims) must be asserted by application filed with the Court. That deadline was January 5, 2007. Any administrative claim not asserted in a timely filed application (unless subject to an exception) will not be enforceable against the Debtors. As the claims resolution process remains ongoing, the allowed amounts of certain administrative claims have not yet been established. The Company recorded an estimate of the allowed amount of administrative claims as of the Effective Date, based on the best information then available. The claims resolution process for such claims could result in additional expense or income in the Successor’s financial statements if actual results differ from such estimates. Such additional expense or income could be material.

Secured Claims: Secured claims were satisfied by reinstatement of each obligation on its original terms, satisfied on deferred payment terms or paid in full in cash. The claims resolution process with respect to certain secured claims remains ongoing.

Leases and Contracts: During the pendency of the Chapter 11 case and effective as of the Effective Date, the Debtors assumed a number of leases and other executory contracts, as well as certain employee benefit programs. Any past due amounts owing under the assumed leases and contracts were required to be cured, and all undisputed cure payments were made shortly after the Effective Date. Disputes as to certain cure obligations remain pending before the Court. Continuing obligations under the assumed leases and contracts will be satisfied in the ordinary course of business. Any lease or contract that was not assumed, rejected or otherwise disposed of by Court order during the pendency of the Chapter 11 case was deemed rejected under the Plan as of the Effective Date. Pre-petition amounts owing under rejected leases and contracts, as well as prospective rejection damage claims, were treated as unsecured claims under the Plan. See “—Claims Resolution and Plan Distributions.”

2.	Liquidity

As of January 10, 2007, the Company had $499.6 million of liquidity, comprised of $367.0 million of borrowing availability under the Credit Agreement and $132.6 million of cash and cash equivalents. During the remainder of the fiscal year, the Company anticipates its liquidity will decrease by approximately $80.0 million in connection with the acceleration of its remodel program as well as other capital expenditures and as approximately $40 million of additional payments are made related to the Company’s emergence from bankruptcy, offset by cash flow from operations and income tax refunds. Management believes that the Company has sufficient liquidity through borrowing availability, available cash and cash

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

flows from operating activities to fund its cash requirements for existing operations and capital expenditures through the end of fiscal 2007. Beyond fiscal 2007, management believes the Company has sufficient resources to operate the business and fund capital spending programs based on anticipated future improvement in operating results and borrowing availability.

3.	Summary of Significant Accounting Policies and Other Matters

General: The significant accounting policies described in the Predecessor’s Annual Report on Form 10-K for fiscal year 2006 were adopted by the Successor. Accordingly, the information below should be read in conjunction with Note 3 to the Financial Statements included in Item 8 of the Predecessor’s Form 10-K for fiscal year 2006.

Due to the application of fresh-start reporting, the Successor adopted the additional policies described below, as well as new accounting pronouncements described in Note 20.

Basis of Presentation: The Condensed Consolidated Financial Statements are prepared on a “going concern” basis, which assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business.

As discussed in Note 1, the Company emerged from Chapter 11 protection on November 21, 2006. The Company adopted fresh-start reporting in accordance with SOP 90-7 as of the close of business on November 15, 2006 (see Note 5). The Company’s emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit as of November 15, 2006. Accordingly, the Company’s consolidated financial statements for periods prior to November 16, 2006 are not comparable to consolidated financial statements presented on or after November 16, 2006.

Also in accordance with SOP 90-7, pre-petition liabilities subject to compromise are segregated in the Predecessor’s balance sheet and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items in the Predecessor’s statements of operations. Net cash used for reorganization items is disclosed separately in the Predecessor’s statements of cash flows.

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the Plan effects and adjustments required by fresh-start reporting) considered necessary for a fair presentation

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

have been included. Operating results for the interim periods ended November 15, 2006 and January 10, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2007.

The Predecessor’s Condensed Consolidated Balance Sheet as of June 28, 2006 was derived from its audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the fiscal year ended June 28, 2006 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. For further information, refer to the consolidated financial statements and notes thereto included in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006.

The Company’s first fiscal quarter contained 12 weeks and the second fiscal quarter contained 16 weeks. As previously described, on November 15, 2006 the Company adopted fresh-start reporting, which created a new reporting entity, the Successor. As a result, the results of operations reflect 8 and 20 weeks ended November 15, 2006 of the Predecessor and 8 weeks ended January 10, 2007 of the Successor in order to report what was historically a fiscal quarter ended January 10, 2007.

The Company: As of January 10, 2007, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 522 retail stores, with five fuel centers and 59 liquor stores. In support of its stores, the Company operated six distribution centers and three manufacturing operations.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. The Company cannot determine future events and their effects with certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company periodically reviews these significant factors and makes adjustments when appropriate.

Cash and Cash Equivalents: As of January 10, 2007 and June 28, 2006, book overdrafts of $18.8 million and $4.2 million were classified as accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Property, Plant and Equipment: In accordance with fresh-start reporting, property, plant and equipment was revalued in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), as of November 15, 2006 (see Note 5). Purchases of property, plant and equipment subsequent to November 15, 2006 are stated at historical cost.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Interest costs on construction projects are capitalized as part of the costs of the newly constructed facilities. Depreciation and amortization is computed using the straight line method over the estimated useful life of the related asset. Building depreciation is based on a life of forty years. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from five to ten years. Distribution and manufacturing equipment depreciation is based on a life of ten years. Amortization of improvements to leased facilities is based on the term of the lease or the estimated useful life of the improvement, whichever is less.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the Company’s estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this comparison indicates that there is an impairment, an impairment loss is recorded for the excess of net book value over the fair value of the impaired asset. Fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques.

Factors such as changes in economic conditions and changes in operating performance significantly affect the Company’s judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause the Company to recognize a material impairment charge.

Intangible Assets: Intangible assets primarily consist of favorable leases, pharmacy prescription files, software, liquor licenses and the Company’s trade name and trademark. Intangible assets related to favorable leases are amortized over the lesser of the remaining lease term, including renewal options, or 17 years. Amortization of favorable leases is recognized as an increase in rent expense within other operating and administrative expenses. Other intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years.

Intangible assets with indefinite lives (trade name and trademark and liquor licenses) are not amortized, but are instead reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. The evaluation of possible impairment of intangible assets requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows. A change in assumptions or market conditions could result in a change in estimated future cash flows and a material impairment charge.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Unfavorable Leases: As a result of fresh-start reporting, the Company recorded unfavorable leases resulting from lease agreements with contract terms in excess of market value terms. Amortization is recognized on a straight-line basis over the remaining term of the lease as a reduction of rent expense within other operating and administrative expenses.

Classification of Income Tax Interest and Penalties: The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) as of November 15, 2006 as required by fresh-start reporting (see Note 20). The Company classifies interest expense related to income tax uncertainties as a component of interest expense. Any related penalties are included in other operating and administrative expenses.

Reclassifications: The results of operations were reclassified to present most locations sold or closed in fiscal 2006 and 2007 as discontinued operations (see Note 17). Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

4.	Earnings (Loss) per Share

Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding on the assumed exercise of all common stock equivalents, subject to anti-dilution limitations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Basic and diluted earnings (loss) per common share was calculated based on the following number of shares (in thousands):

	Successor	Predecessor
	8 weeks ended Jan. 10, 2007	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006
Weighted average shares outstanding - basic	53,901	141,321	141,155
Effect of dilutive securities
Restricted stock	—	537	700
Restricted stock units	—	2,800	2,900

Weighted average shares outstanding - diluted	53,901	144,658	144,755

Anti-dilutive securities	1,080	3,182	3,987

	Successor	Predecessor
	8 weeks ended Jan. 10, 2007	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Weighted average shares outstanding - basic	53,901	141,317	141,107
Effect of dilutive securities
Restricted stock	—	541	400
Restricted stock units	—	2,800	1,657

Weighted average shares outstanding - diluted	53,901	144,658	143,164

Anti-dilutive securities	1,080	3,189	3,895

The Successor’s stock was included in the above calculations as if it had been issued on November 15, 2006.

5.	Fresh-Start Reporting

In accordance with SOP 90-7, fresh-start reporting was required upon emergence from Chapter 11 because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of the Company’s assets was less than its post-petition liabilities and allowed claims.

All conditions required for the adoption of fresh-start reporting were met on November 21, 2006. However, in light of the proximity of that date to the Company’s November 15, 2006 accounting period end, the effects of fresh-start reporting and the Plan of Reorganization, including the cancellation of the Predecessor’s common stock and the issuance of the Successor’s common stock, were reported for accounting purposes as if they occurred on November 15, 2006. Applying fresh-start reporting as of November 15, 2006 instead of November 21, 2006 did not result in a material difference to the Company’s results of operations or financial condition.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

With the assistance of a financial advisor, the Company applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a guideline company approach, in which valuation multiples observed from industry participants were considered and comparisons were made between the expected performance of the Company relative to other industry participants to determine appropriate multiples to apply to the Company’s financial metrics; (ii) review and analysis of several recent transactions of companies determined to be similar to the Company; and (iii) a calculation of the present value of the future cash flows based on the Company’s projections as included in the Disclosure Statement related to the Plan. The reorganization value of Winn-Dixie was determined to be $759 million in the Disclosure Statement related to the Plan. The reorganization value was determined using numerous projections and assumptions, which are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

Fresh-start reporting required the Company to allocate its reorganization value to its assets and liabilities in accordance with SFAS 141. As detailed below, the net fresh-start valuation adjustments increased the book values of assets and liabilities by $265.6 million and $120.7 million, respectively. Assets were initially revalued to fair value, generally as determined by independent appraisals and valuations. Liabilities were revalued at present values using appropriate current interest rates. Deferred taxes were determined in accordance with U.S. generally accepted accounting principles. In addition to revaluing existing assets and liabilities, the Company recorded certain previously unrecognized assets and liabilities, including favorable and unfavorable leases and other intangibles. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value by approximately $400.0 million. The Company allocated this excess as a reduction of asset values (to property, plant and equipment and intangible assets) on a pro-rata basis, in accordance with SFAS 141.

Adjustments to reflect the revaluation of assets and liabilities and the write-off of the Predecessor’s equity accounts resulted in a net gain of $144.8 million. The restructuring of the Company’s capital structure and resulting discharge of pre-petition debt resulted in a gain of $188.2 million. Both of these gains were recorded as reorganization items in the Predecessor’s statement of operations. (See Note 16)

Fresh-start reporting resulted in the selection of appropriate accounting policies for the Successor. The significant accounting policies disclosed in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006 were adopted by the Successor, though many of the account balances were affected by the adjustments detailed below. See Note 3 for further information regarding the Company’s significant accounting policies. SOP 90-7 also required the Company to adopt on November 15, 2006 all accounting guidance that would otherwise be effective within twelve months (see Note 20).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following table presents the effects of transactions outlined in the Plan and adoption of fresh-start reporting on the Company’s Consolidated Balance Sheet as of November 15, 2006. The table reflects settlement of various liabilities, cancellation of existing stock and issuance of new stock, and other transactions as well as the fresh-start adjustments, such as revaluation of assets and liabilities to fair values and recording of certain intangible assets. In accordance with SFAS 141, the allocation of the reorganization value to individual assets and liabilities is subject to adjustment as additional or improved information becomes available, which may result in revisions to the fresh-start valuation adjustments presented below. The Company expects to finalize this allocation no later than the end of the current fiscal year.

Included in liabilities subject to compromise of $1.1 billion were amounts settled with stock valued at $759.0 million.

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
Cash and cash equivalents	$198,830	(40,959)	a	—		157,871
Trade and other receivables, net	139,047	(47,148)	b	4,558	g	96,457
Merchandise inventories, net	509,449	—		147,314	f	656,763
Other current assets	114,305	2,344	c	19,728	g	136,377

Total current assets	961,631	(85,763)		171,600		1,047,468
Property, plant and equipment, net	468,939	—		(237,587)	g	231,352
Intangibles and other assets	75,000	7,114	c	331,545	g	413,659

Total assets	$1,505,570	(78,649)		265,558		1,692,479

Accounts payable	$217,354	44,325	b	(6,698)	g	254,981
Current borrowings under DIP Credit Facility	39,956	(39,956)	a	—		—
Other current liabilities	308,870	31,741	d	(17,228)	g	323,383

Total current liabilities	566,180	36,110		(23,926)		578,364
Non-current liabilities	187,709	22,759	b	144,647	g	355,115

Total liabilities not subject to compromise	753,889	58,869		120,721		933,479
Liabilities subject to compromise	1,058,068	(1,058,068)	b	—		—

Total liabilities	1,811,957	(999,199)		120,721		933,479

Common stock	141,858	(141,804)	e	—		54
Additional paid-in-capital	37,247	910,040	e	(188,341)	h	758,946
Accumulated deficit	(463,037)	152,314	e	310,723	h	—
Accumulated other comprehensive loss	(22,455)	—		22,455	h	—

Total shareholders’ (deficit) equity	(306,387)	920,550		144,837		759,000

Total liabilities and shareholders’ (deficit) equity	$1,505,570	(78,649)		265,558		1,692,479

a.	Primarily reflects the payment of the DIP Credit Facility and related accrued interest.
b.	Reflects the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Plan of Reorganization, including offset of certain accounts receivable, the settlement of remaining liabilities subject to compromise through accrual of reinstated obligations or distributions payable and the accrual of insurance costs related to the confirmation of the Plan and debt issuance costs of the Credit Agreement.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

c.	Reflects escrow deposits and the capitalization of debt issuance costs of the Credit Agreement, net of the write-off of unamortized debt issuance costs of the DIP Credit Facility.
d.	Reflects the accrual of contract cure costs of assumed contracts and leases and professional fees related to the consummation of the Plan.
e.	Reflects the issuance of the Successor’s common stock to pre-petition creditors, the cancellation of the Predecessor’s common stock, the gain on discharge of liabilities subject to compromise and other costs incurred pursuant to the Plan.
f.	Primarily reflects a change to the carrying value of inventory to reflect the reversal of the LIFO reserve and other adjustments to FIFO values.
g.	Reflects revaluation of assets and liabilities to fair values, including recognition of certain intangible assets and the allocation of negative goodwill to non-current assets.
h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in the Successor’s equity value of $759.0 million.

6.	Inventory

The Company uses the last-in-first-out (“LIFO”) method to value approximately 85% of its inventory. The table below summarizes the LIFO benefit (charge) included in cost of sales and the corresponding impact on net income (loss) and diluted earnings (loss) per share if the Company used the first-in-first-out (“FIFO”) method.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Successor		Predecessor
	8 weeks ended Jan. 10, 2007		8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006
LIFO (charge) benefit total		$(650)	2,469	(1,600)

Net earnings (decrease) increase if using FIFO	$	N/A	(2,469)	1,600
Net loss decrease if using FIFO		$(650)	N/A	N/A
Diluted earnings per share (decrease) increase if using FIFO	$	N/A	(0.02)	0.01
Diluted loss per share decrease if using FIFO		$(0.01)	N/A	N/A

	Successor		Predecessor
	8 weeks ended Jan. 10, 2007		20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
LIFO (charge) benefit total		$(650)	1,777	38,996
LIFO benefit included in discontinued operations		—	—	36,322

Net earnings decrease if using FIFO	$	N/A	(1,777)	N/A
Net loss (decrease) increase if using FIFO		$(650)	N/A	38,996
Diluted earnings per share decrease if using FIFO	$	N/A	(0.01)	N/A
Diluted loss per share (decrease) increase if using FIFO		$(0.01)	N/A	0.27

For the 28 weeks ended January 11, 2006, the LIFO inventory benefit recognized was primarily a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 29, 2005, caused by the exit of stores and three distribution centers included in the 2005 Restructure Plan (see Note 17).

The Predecessor’s LIFO reserve balance of $151.0 million was reversed to reorganization gain as of November 15, 2006 as a result of fresh-start reporting (see Note 5).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Property, Plant and Equipment

	Successor	Predecessor
	Jan. 10, 2007	June 28, 2006
Land and land improvements	$12,215	25,694
Buildings	42,538	114,444
Furniture, fixtures, machinery and equipment	107,369	961,696
Transportation equipment	15,404	65,721
Improvements to leased facilities	51,549	407,695
Construction in progress	8,756	4,944

	237,831	1,580,194
Less: Accumulated depreciation	(7,698)	(1,088,689)

	230,133	491,505

Leased property under capital leases, less accumulated amortization of $149 ($12,557 at June 28, 2006)	3,982	5,325

Property, plant and equipment, net	$234,115	496,830

Property, plant and equipment was revalued and accumulated depreciation and amortization were eliminated as of November 15, 2006 as a result of fresh-start reporting (see Note 5).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

8.	Intangible Assets

The table below provides information about intangible assets as of January 10, 2007, which generally were recorded as of November 15, 2006 as a result of fresh-start reporting (see Note 5):

	Successor			Predecessor
	Weighted average remaining	January 10, 2007		June 28, 2006
	amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Favorable leases	17	$271,150	(2,521)	—	—
Pharmacy prescription files	7	26,468	(582)	6,197	(5,478)
Software	4	36,012	(1,690)	103,500	(71,294)

Total		$333,630	(4,793)	109,697	(76,772)

Unamortized Intangible Assets
Trade name and trademark		$23,954		—
Liquor licenses		7,629		6,054

		$31,583		6,054

Aggregate Amortization Expense
For the 8 weeks ended January 10, 2007		$4,793

Estimated Amortization Expense
Remaining for fiscal 2007		$14,414
Fiscal 2008		33,485
Fiscal 2009		27,906
Fiscal 2010		26,174
Fiscal 2011		20,449
Thereafter		206,409

		$328,837

9.	Impairment Charges

During the 8 and 20 weeks ended November 15, 2006 and the 16 and 28 weeks ended January 11, 2006, the Company estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the net book values of the related assets, resulting in the impairment charges identified below. No impairment charges were recorded for the 8 weeks ended January 10, 2007.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Store facilities	$18,743	612	20,778	2,611
Distribution centers	—	—	—	5,696
Other	—	—	—	305

Total, continuing operations	18,743	612	20,778	8,612

Impairment charges—discontinued operations	—	1,276	79	2,514

Total impairment charges	$18,743	1,888	20,857	11,126

10.	Income Taxes

Income Tax Benefit

Income tax benefits recognized for the 8 weeks ended January 10, 2007, the 8 and 20 weeks ended November 15, 2006 and the 16 and 28 weeks ended January 11, 2006, were attributable to the Company’s ability to carry back certain net operating losses (“NOLs”) related to the respective periods and certain refundable credits. For the 8 and 20 weeks ended November 15, 2006, the Company also recorded a benefit of $11.6 million associated with the resolution of a state tax matter.

Valuation Allowance

As a result of fresh-start reporting, the Company recorded a deferred tax liability of $10.3 million, which is attributable to certain non-amortizable intangible assets, primarily trade name and trademark and liquor licenses. In addition, the Company recorded a deferred tax asset of $9.7 million related to its adoption of FIN 48.

The Company maintains a full valuation allowance against all other net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

Bankruptcy-related Tax Matters

The Company has not finalized its assessment of the tax effects of the Plan. The Company estimates that it will have remaining NOL carryforwards of $400 million to $600 million, which will be available to reduce future cash payments for income taxes. Given the complexity of the analysis and the federal income tax rules regarding Chapter 11 proceedings, as well as other uncertainties, these estimates are subject to revision, which could be significant. This range is primarily driven by the income from the extinguishment of debt in connection with the Debtor’s emergence from bankruptcy, deductions attributable to the settlement of claims, and the characterization of certain future deductions.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company estimates the income from the extinguishment of debt for federal income tax reporting purposes to range from $100 million to $200 million pending completion of the valuation of the Successor common stock exchanged in satisfaction of debt in accordance with the Plan and other matters. This estimate is subject to revision, which could be significant. This gain is not taxable because it resulted from the Company’s reorganization under the Bankruptcy Code. For federal income tax purposes, the Company will be required to reduce certain tax attributes as of the beginning of its fiscal 2007 taxable year, including NOL carryforwards, certain tax credit carryforwards, and tax bases of assets in an amount equal to the income from the extinguishment of debt.

The ultimate utilization of the Company’s NOL carryforwards and other tax attributes will depend on several factors, including its future financial performance and certain federal income tax qualifications and elections under §382 of the Internal Revenue Code. Management currently expects to qualify under §382(l)(5) in its fiscal 2007 return and is completing its analysis to ensure such qualification. Under §382(l)(5), the Company would have unlimited use of its NOLs if there is not a change of ownership (as defined by the Internal Revenue Code) before November 21, 2008. If the Company does not qualify under, or elects out of, §382(1)(5), the Company would be subject to an annual limitation on the use of its NOLs and certain deductions under §382(l)(6). To preserve the NOL carryforwards available to the Company after emergence, the Successor’s Articles of Incorporation impose certain restrictions on the transfer of its common stock.

The benefits associated with any future recognition of tax attributes will not reduce income tax expense, rather they will first reduce intangible assets to $0 and then will increase shareholders’ equity.

Adoption of FIN 48

As of November 15, 2006, the date of adoption of FIN 48, the Company had $25.3 million of unrecognized tax benefits; if recognized, none of this amount would affect the effective income tax rate. In addition, the Company had a liability of $7.5 million related to a tentative settlement related to an examination of its federal income tax returns for fiscal years 2000-2002. This settlement is awaiting final approvals within the IRS. The Company anticipates that the IRS’ examination of fiscal years 2003-2004 will be completed during the next twelve months. The total interest expense and penalty expense recognized for all periods reported in the accompanying statements of operations were insignificant. The Company does not currently anticipate that any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

11.	Liabilities Subject to Compromise

As of June 28, 2006, liabilities subject to compromise consisted of:

Predecessor
June 28, 2006
Senior notes, including accrued interest	$310,540
Accounts payable	305,065
Lease related liabilities	295,975
Non-qualified retirement plans	103,312
General liability claims	63,651
Other liabilities	39,411

Liabilities subject to compromise	$1,117,954

See Note 5 regarding fresh-start reporting, which discharged most of the Predecessor’s pre-petition liabilities and reclassified the remaining liabilities subject to compromise to the appropriate liability accounts under the terms of the Plan.

12.	Debt

	Successor	Predecessor
	Jan. 10, 2007	June 28, 2006
$725.0 million Credit Agreement	—	—
$800.0 million DIP Credit Facility	—	40,000
Mortgage note payable	—	396
8.875% Senior Notes	—	300,000

Total	—	340,396
Less amounts subject to compromise	—	(300,000)
Less current portion	—	(40,232)

Long-term portion	$—	164

Successor Debt

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs related to the Credit Agreement totaled $9.2 million and are being amortized over the term of the agreement. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability and Reserves.

As of the Effective Date, existing letters of credit under the DIP Credit Facility (defined below) were rolled over as letters of credit under the Credit Agreement. Letters of credit are considered reserves against the borrowing availability. There were no material borrowings under the Credit Agreement on the Effective Date. In addition, there were no borrowings on the Credit Agreement other than fees charged by the lender during the 8 weeks ended January 10, 2007 and as of January 10, 2007, none were outstanding.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”) plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of January 10, 2007, the rates in effect for the first $50 million borrowed were LIBOR plus 3.75% or Prime plus 2.0%, at the Company’s option. For amounts borrowed in excess of the first $50 million, the rates in effect as of January 10, 2007 were LIBOR plus 1.75% or Prime. There were no material borrowings under the Credit Agreement during the 8 weeks ended January 10, 2007. Also in effect as of January 10, 2007 was a standby letter of credit fee of 1.75%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0% and a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants require that the Company maintain Excess Availability of at least $75.0 million to avoid triggering the financial covenants regarding (i) minimum consolidated EBITDA (as defined in the Credit Agreement) and (ii) minimum consolidated EBITDA less capital expenditures. At all times, Excess Availability, as defined, is not permitted to fall below $50.0 million, which effectively reduces the Company’s borrowing ability. In addition, certain covenants substantially restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement. As of January 10, 2007, the Company was in compliance with all covenants currently applicable.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Borrowing availability was $367.0 million as of January 10, 2007, as summarized below:

Successor
January 10, 2007
Lesser of Borrowing Base or Credit Agreement capacity (net of Reserves of $258,552, including $235,886 related to outstanding letters of credit)	$417,017
Outstanding borrowings	—

Excess Availability	417,017
Limitation on Excess Availability	(50,000)

Borrowing availability	$367,017

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

As of January 10, 2007, letters of credit totaling $235.9 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs. An additional $3.0 million in letters of credit were issued outside of the Credit Agreement and secured by marketable securities owned by the Company valued at $4.2 million as of January 10, 2007.

Predecessor Debt

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into an $800.0 million credit facility (the “DIP Credit Facility”). As of the Effective Date and June 28, 2006, the outstanding balance on the DIP Credit Facility was $40.0 million on the term loan portion of the facility. On the Effective Date, the Company repaid the DIP Credit Facility, which was then terminated. In addition to the DIP Credit Facility, the Predecessor had $300.0 million of outstanding senior notes (the “Notes”) that were included in liabilities subject to compromise in the Predecessor’s balance sheet at June 28, 2006. In accordance with the Plan, the Notes were cancelled and the holders thereof received shares of the Successor’s common stock. In accordance with SOP 90-7, as of the Petition Date, the Predecessor ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes. See the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006 for more information on the DIP Credit Facility and the Notes.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

13.	Retirement Plans

Defined Benefit Plan

The Predecessor had a management security plan, which was a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provided retirement and death benefits to certain executives and other members of management. The plan was a non-funded contributory plan. As of the Effective Date, the Defined Benefit Plan was terminated under the Plan of Reorganization. The retirement benefit portion of the liability was settled as an unsecured claim through the issuance of stock. The death benefit portion was continued by the Successor.

The components of net periodic benefit expense and other amounts recognized in other comprehensive (loss) income for the Defined Benefit Plan through November 15, 2006 consisted of the following:

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006
Interest cost	$753	1,412
Recognized net actuarial loss	258	1,252

Net periodic benefit expense	1,011	2,664

Net loss (gain) recognized in other comprehensive income	2,572	(1,253)

Total recognized in net periodic benefit expense and other comprehensive income	$3,583	1,411

	Predecessor
	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Interest cost	$1,957	2,471
Recognized net actuarial loss	672	2,191

Net periodic benefit expense	2,629	4,662

Net loss (gain) recognized in other comprehensive income	1,854	(2,192)

Total recognized in net periodic benefit expense and other comprehensive income	$4,483	2,470

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following summarizes the changes in the projected benefit obligation:

Predecessor
Benefit obligation at June 28, 2006	$87,861
Interest cost	1,957
Actuarial loss	2,526
Benefits paid	(1,989)
Discharge of liability under the Plan (see Note 5)	(72,643)
Death benefit continued	(17,712)

Benefit obligation at November 15, 2006	$—

In fiscal 2006, the discount rate used to determine net periodic benefit expense for the Defined Benefit Plan was 4.75%. The discount rate used for the 20 weeks ended November 15, 2006 was 6.20%.

The death benefit obligation to be continued by the Successor was $17.7 million as of January 10, 2007.

Retiree Medical Plan

The Company provides medical insurance benefits to current and future retirees until age 65. Employees are eligible for benefits after attaining 55 years of age and ten years of full-time service with the Company. All covered individuals other than retirees and active employees who had reached 55 years of age and had 20 years of service as of January 1, 2003 contribute amounts assumed to be the full cost of coverage under the plan.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The components of net periodic benefit expense for the retiree medical plan consisted of the following:

	Successor	Predecessor
	8 weeks ended Jan. 10, 2007	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006
Interest cost	$87	148	328
Amortization of prior service cost	—	149	642

Net periodic benefit expense	$87	297	970

	Successor	Predecessor
	8 weeks ended Jan. 10, 2007	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Interest cost	$87	241	574
Amortization of prior service cost	—	532	1,124

Net periodic benefit expense	$87	773	1,698

The following summarizes the changes in the post-retirement benefit obligation:

Predecessor
Benefit obligation at June 28, 2006	$11,765
Interest cost	241
Actuarial gain	(225)
Benefits paid	(740)

Benefit obligation at November 15, 2006	$11,041

Successor
Benefit obligation at November 15, 2006	$11,041
Interest cost	87

Benefit obligation at January 10, 2007	$11,128

See Note 5 regarding fresh-start reporting, which resulted in the recognition of $5.6 million of unrecognized actuarial gain and prior service cost as of November 15, 2006.

The discount rate used to determine net periodic benefit expense for the retiree medical plan was 4.75% for the period from June 30, 2005 to December 31, 2005. The discount rate was reassessed and revised as of January 1, 2006 to 5.25% for the remainder of fiscal 2006 due to accounting for the portion of benefits related to terminated employees as a curtailment. The discount rate used for the 20 weeks ended November 15, 2006 was 6.20%. Due to fresh-start reporting, as of November 15, 2006, the discount rate was reassessed and revised to 5.65% for the period from November 16, 2006 to June 27, 2007.

Assumed health care cost rates have a significant effect on the amounts reported for the

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

retiree medical plan. The health care cost trend rate assumed for fiscal 2007 was 8.5%. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.5%, which is assumed to be reached in 2012.

The following benefit payments are expected to be paid during the indicated fiscal years:

Remainder of 2007	$1,500
2008	2,330
2009	2,200
2010	1,900
2011	1,600
Years 2012-2016	3,000

Supplemental Retirement Plan

The Predecessor had a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. A liability of $15.5 million was included in liabilities subject to compromise as of June 28, 2006. On emergence, the supplemental retirement benefits were settled as unsecured claims in accordance with the Plan (see Note 5) and the supplemental retirement plan was terminated.

14.	Share-Based Payments

Predecessor

The Predecessor issued no share-based payments during the 20 weeks ended November 15, 2006. As of November 15, 2006, the following share-based payments were outstanding: approximately 3.2 million stock options, 2.8 million restricted stock units and approximately 0.5 million shares of restricted stock. Under the Plan of Reorganization, all of these share-based payments were canceled as of the Effective Date. Compensation expense for the 20 weeks ended November 15, 2006 was $11.6 million, which included the accelerated recognition of $9.2 million of share-based compensation due to the cancellation of the Predecessor’s share-based awards. See further information in Note 5.

Successor

General information

As part of the Plan of Reorganization, the Court approved the Winn-Dixie Stores, Inc. Equity Incentive Plan (the “EIP”). Under the EIP, the Compensation Committee of the Company’s Board of Directors is authorized to grant up to 5.4 million equity-based awards to officers, employees, non-employee directors, consultants and independent contractors. Grants may include stock options, restricted stock and restricted stock units, as well as other forms of share-based payments. As of January 10, 2007, 4.3 million equity-based awards are available for future grant under the EIP.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The shares may be issued from authorized and unissued shares of the Company’s common stock or from treasury stock. The Company’s policy is to issue treasury shares on the exercise of stock options or vesting of restricted stock units, unless there are insufficient treasury shares, in which case new shares would be issued. Awards that expire or are forfeited generally become available for re-issuance. Vesting and, where applicable, exercise of share-based payments generally are contingent on continued employment.

The Company generally recognizes compensation expense on a straight-line basis over the vesting period of share-based grants. For the 8 weeks ended January 10, 2007, total compensation expense related to share-based payments was insignificant. As of January 10, 2007, the Company had $9.4 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.9 years.

Options

In accordance with the EIP, the exercise price of an option cannot be less than the fair value of the Company’s common stock on the grant date. Options outstanding as of January 10, 2007 vest in three equal installments in June 2008 through 2010 and expire 7 years from the grant date. During the 8 weeks ended January 10, 2007, approximately 0.7 million stock options were granted at a weighted-average exercise price per share of $14.40, which was the fair value of the Company’s stock on the grant date. No options were exercised, forfeited or expired during that period. As of January 10, 2007, no options were exercisable. The weighted-average grant date fair value of the options granted was $5.43.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The dividend yield is assumed to be zero, since the Company does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable companies whose shares are traded using daily closing prices for the historical period commensurate with the expected term of the option. Due to its recent emergence from bankruptcy, historical volatility data for the Company was not considered in determining expected volatility. The expected life of the options was determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration, under the transitional guidance of Staff Accounting Bulletin No. 107, Topic 14, “Share-Based Payments.” The assumptions used for options granted during the 8 weeks ended January 10, 2007 were:

Risk-free interest rate	4.50%
Expected dividend yield	0%
Expected life (years)	4.75
Expected volatility	35.50%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

During the 8 weeks ended January 10, 2007, the Company granted 0.4 million restricted stock units (“RSUs”), payable upon vesting as one share of common stock for each unit. The RSUs vest in three equal installments in June 2008 through 2010. The RSUs do not have voting rights and are not entitled to dividends, if declared. The grant-date fair value of the RSUs was $14.40 per unit.

15.	Leases

Lease Commitments

Under the Bankruptcy Code, the Company rejected a number of executory contracts, including leases and subleases. As a result, the future contractual minimum lease payments, for both facilities and equipment under operating leases with remaining terms in excess of one year, have changed significantly since June 28, 2006. There has been no significant change to the future contractual minimum lease payments for capital leases since June 28, 2006. The following summarizes the Company’s commitments related to operating leases for the indicated fiscal years:

	Successor
	Operating	Sublease & assignments	Net
Remainder of 2007	$97,824	(905)	96,919
2008	205,615	(1,627)	203,988
2009	199,330	(1,086)	198,244
2010	189,647	(737)	188,910
2011	179,477	(606)	178,871
Thereafter	1,068,785	(186)	1,068,599

	$1,940,678	(5,147)	1,935,531

Lease Liability on Closed Facilities

The following summarizes the changes in the lease liability on closed facilities of the Predecessor:

Predecessor
Balance as of June 28, 2006	$22,703
Additions/adjustments	6,988
Utilization	(1,337)
Adjustments due to lease rejections	(27,724)

Balance as of November 15, 2006	$630

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The balance as of November 15, 2006 remains a liability of the Successor and relates to one facility for which only a portion of the facility has been closed. This liability will be paid in the normal course of business over the remaining term of the lease. The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs. The balance as of both June 28, 2006 and November 15, 2006 excludes lease rejection claims, which were classified as liabilities subject to compromise.

Through the Effective Date, upon Court approval of the rejection of a real property lease, the previously recorded liability was reversed as an adjustment due to lease rejections. The reduction of those lease liabilities due to rejections was partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code, which accrual was also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual was included in the Statements of Operations as a component of reorganization items for periods through November 15, 2006.

16.	Reorganization Items

Reorganization items were amounts incurred by the Predecessor from the Petition Date through the Effective Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Gain on extinguishment of debt	$(188,197)	—	(188,197)	—
Revaluation of assets and liabilities	(144,837)	—	(144,837)	—
Professional fees	22,467	9,399	31,192	23,491
Lease rejections	(34,983)	(263,999)	(42,799)	(271,831)
General liability claims	—	(6,945)	—	(6,945)
Employee costs	484	2,128	1,574	3,844
Interest income	(1,481)	—	(3,583)	—
Estimated claims adjustments and other, net	8,098	1,084	12,220	1,327

Reorganization items, net	$(338,449)	(258,333)	(334,430)	(250,114)

Cash effect of reorganization items:
Professional fees	$4,551	17,316	14,337	28,358
Employee costs	—	2,824	—	2,824
Interest income	(1,704)	—	(3,683)	—
Other	185	537	431	2,022

Total cash effect of reorganization items	$3,032	20,677	11,085	33,204

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Gain on extinguishment of debt and revaluation of assets and liabilities related to fresh-start reporting are more fully described in Note 5. Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. Lease rejections relate to the net non-cash gains and losses resulting from rejections of leases, primarily real estate leases for which rejection damage estimates were less than amounts previously recorded as liabilities. Employee costs relate to the Company’s key employee retention plan, by which certain key associates, including executive officers, were eligible for retention incentives.

17.	Discontinued Operations and Restructuring

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

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

The Company also restructured its field and administrative support staff to support the planned configuration of the retail business.

Bahamas Supermarkets Limited

In May 2006, the Company received Court approval to sell its 78% ownership interest in Bahamas Supermarkets Limited, which owned twelve stores and a distribution center in The Bahamas. This sale was completed in August 2006, resulting in proceeds of $54.0 million and a gain on sale of $31.5 million, included in gain on disposal of discontinued operations for the 20 weeks ended November 15, 2006. Results of operations for the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

Fiscal 2007 Store Closures

The Company closed seven stores during the 12 weeks ended September 20, 2006. Results of operations for six of the seven stores were classified as discontinued operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Financial Information

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Net sales from discontinued operations	$—	146,147	24,180	581,755

Earnings (loss) from discontinued operations	$2,903	(14,484)	2,333	(131,403)
Gain (loss) on disposal of discontinued operations	1,093	34,692	17,922	(322,058)

Net earnings (loss) from discontinued operations	$3,996	20,208	20,255	(453,461)

The following tables reflect the restructuring expenses:

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Restructuring:
(Gain) loss on sale/retirement, net	$(379)	(7,804)	(465)	(8,007)
Lease termination (gain) cost	(313)	5,935	154	25,278
Employee termination costs	37	2,050	228	4,891
Other location closing costs	542	1,808	869	2,321

Restructuring (gain) charge, net	$(113)	1,989	786	24,483

(Gain) loss on disposal of discontinued operations:
(Gain) loss on sale/retirement, net	$6	(5,298)	(30,296)	(48,839)
LIFO liquidation	—	—	—	(36,322)
Lease termination (gain) cost	(1,059)	(24,776)	10,691	364,793
Employee termination costs	(112)	(5,373)	(11)	21,389
Other location closing costs	72	755	1,694	21,037

Net (gain) loss on disposal	$(1,093)	(34,692)	(17,922)	322,058

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following table summarizes the change in liability recorded for the restructuring plans:

	Predecessor
	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 28, 2006	$3,624	1,359	2,265

Additions	663	368	295
Utilizations	(2,991)	(1,155)	(1,836)
Adjustments	(175)	(175)	—

Balance at November 15, 2006	$1,121	397	724

	Successor
	Total	Employee Termination Costs	Other Location Closing Costs
Balance at November 15, 2006	$1,121	397	724

Utilizations	(400)	(238)	(162)

Balance at January 10, 2007	$721	159	562

Employee termination costs are included in accrued wages and salaries in the Condensed Consolidated Balance Sheets; other location closing costs are included in accrued expenses.

18.	Comprehensive Income (Loss)

Predecessor comprehensive income (loss) differs from net income (loss) as shown on the Condensed Consolidated Statements of Operations due to unrealized changes in the fair values of marketable securities and additional minimum pension liability adjustments. Successor comprehensive loss differs from net loss due to unrealized changes in the fair values of marketable securities. These items are excluded from operations and are instead recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit). Substantially all of the change in accumulated other comprehensive income (loss) for the period June 28, 2006 to January 10, 2007 is due to fresh-start reporting (see Note 5).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Successor	Predecessor
	8 weeks ended Jan. 10, 2007	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006
Net (loss) income	$(9,949)	296,742	237,501
Unrealized gain on marketable securities	1	72	655
Minimum pension liability adjustment	—	(2,572)	1,252

Comprehensive (loss) income	$(9,948)	294,242	239,408

	Successor	Predecessor
	8 weeks ended Jan. 10, 2007	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Net (loss) income	$(9,949)	272,129	(315,054)
Unrealized gain on marketable securities	1	204	584
Minimum pension liability adjustment	—	(1,854)	2,192

Comprehensive (loss) income	$(9,948)	270,479	(312,278)

19.	Commitments and Contingencies

Contingencies

The Debtors’ creditors generally filed proofs of claim with the Court. Through a claims resolution process and on objections of the Debtors, the Court reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. Many claims were resolved prior to the Effective Date through settlement or Court orders. This process will continue until all claims are resolved (see Note 1).

Litigation

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan, making certain immaterial modifications to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). On November 9, 2006, the Court entered its order confirming the Plan of Reorganization.

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida. The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues of the Florida tax collectors relate to the treatment of ad

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. As of the date hereof, the appeals remain pending, but the records on appeal have not yet been transferred from the Bankruptcy Court to the District Court. The Debtors intend to move to dismiss the appeals as moot, based upon the substantial consummation of the Plan. The Debtors do not believe that the appeals will have a material impact on the Plan or the Company.

During the Chapter 11 case, the Company operated the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company was authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and other contractual obligations against the Debtors generally could not be enforced. The rights of creditors and ultimate payments by the Company under pre-petition obligations were addressed in the Plan of Reorganization. See Note 1 for additional information.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims were consolidated and were to proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filing, the automatic stay prevented the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company were subordinated under the Plan pursuant to the provisions of 11 U.S.C. §510(b) and were treated in the same manner as the Company’s existing shares, which were cancelled without any distribution, and such claims were discharged as against the Company. The discharge injunction imposed by the Plan will protect the Company from the assertion of these claims in the future. As to the individual co-defendants, on May 10, 2005, the court entered an order staying both lawsuits as to all parties and all issues in light of the Company’s Chapter 11 filing. Both lawsuits and the claims asserted against the individual co-defendants remain pending

In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that it commence a derivative legal proceeding on behalf of the Company against the Board of Directors and the Company’s officers and

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

directors who served from May 6, 2002 through July 23, 2004. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believed that all of these claims were without merit. Moreover, any derivative claims belonged to the Company’s Chapter 11 estate and the automatic stay prevented any party other than the Company from pursuing such claims. Under the Plan, any such claims were released by the Company.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company vigorously defends these actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevented parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits were treated in the Company’s Chapter 11 cases either pursuant to the Plan or as otherwise ordered by the Court. Except as provided for in the Plan or as otherwise ordered by the Court, all pre-Petition Date claims have been discharged as against the Company. The discharge injunction imposed by the Plan should protect the Company from the assertion of these claims in the future. Claims and lawsuits based on such liabilities arising after the Petition Date but before the Effective Date generally are not subject to the automatic stay. Such claims, however, are generally subject to an administrative claims bar date imposed under the Plan. See Note 1 for additional information.

20.	New Accounting Pronouncements

In accordance with SOP 90-7, the Company was required to adopt all new accounting pronouncements on emergence from bankruptcy, if issued prior to and with an effective date within one year of the date of adoption of fresh-start reporting. As a result, the Company adopted FIN 48, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), and Staff Accounting Bulletin No. 108 (“SAB 108”) as of November 15, 2006 as described below:

FIN 48 prescribes accounting for and disclosure of uncertainty in tax positions. SFAS 158 requires the recognition of changes in the funded status of a benefit plan in comprehensive income in the year in which the changes occur. SFAS 158 also requires recognition of the over-funded or under-funded status of defined benefit postretirement plans as an asset or liability in the balance sheet and requires measurement of the funded status of a plan as of the date of the balance sheet. SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting from potential build up of improper amounts on the balance sheet. Adoption of these standards had no effect on the Company’s results of operations or statement of financial position. See Notes 10 and 13 for additional disclosures required by FIN 48 and SFAS 158, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the future adoption of SFAS 157 on its consolidated financial statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of January 10, 2007, which was the end of our most recently completed fiscal quarter.

As a result of the application of fresh-start reporting in accordance with SOP 90-7, the Company’s financial statements prior to November 16, 2006 are not comparable with its financial statements for periods on or after November 16, 2006. References to the “Successor” refer to Winn-Dixie on or after November 16, 2006, after application of fresh-start reporting. References to the “Predecessor” refer to Winn-Dixie prior to November 16, 2006. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. See Note 5, Fresh-Start Reporting, for further information.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2006, in Part II, Item 1A of this quarterly report and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors,” in our Form 10-K and this quarterly report could cause our actual results to differ materially from the expected results described in our forward-looking statements.

COMBINED FINANCIAL RESULTS OF THE PREDECESSOR AND SUCCESSOR

Management’s discussion and analysis of the results of operations compares the 16 and 28 weeks ended January 10, 2007 to the 16 and 28 weeks ended January 11, 2006. Management’s discussion of liquidity compares the 28 weeks ended January 10, 2007 to the 28 weeks ended January 11, 2006. Presentation of the combined financial information of the Predecessor and Successor is not in accordance with generally accepted accounting principles. However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results provide management and investors a better perspective of the Company’s on-going financial and operational performance and trends. In addition, the application of fresh-start reporting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales for the 16 weeks ended January 10, 2007, were $2.2 billion, a decrease of $19.2 million, or 0.9%, compared to the same period in the prior fiscal year. Net sales for the 28 weeks ended January 10, 2007 were $3.8 billion, an increase of $18.7 million, or 0.5%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the period, decreased 0.5% for the 16 weeks ended January 10, 2007, compared to the same period in the prior fiscal year. Identical store sales increased 1.8% for the 28 weeks ended January 10, 2007, compared to the same period in the prior fiscal year. Identical sales for the 16 and 28 weeks ended January 10, 2007, exclude sales for two stores that re-opened during the second quarter of fiscal 2007 and sales from stores closed in fiscal 2006 and the first quarter of fiscal 2007, including stores closed as a result of damage caused by Hurricane Katrina.

For the 16 weeks ended January 10, 2007, identical store sales for the areas significantly impacted by Hurricanes Katrina or Wilma during the same period in the prior year decreased by 6.7%. We believe this decrease is primarily due to the absence in the current year of substantial private and federal assistance provided last year to local residents and competitor stores and restaurants open this year that were closed last year in the aftermath of the storms. Areas that were not significantly impacted by Hurricanes Katrina or Wilma reported an increase in identical store sales of 3.5% for the 16 weeks ended January 10, 2007.

Basket size (average sales per customer visit on identical sales) increased 1.3% and 3.0% for the 16 and 28 weeks ended January 10, 2007, respectively, as compared to the same periods in the prior year. We believe the increase in basket size is due to improved store execution and customer service, the introduction of merchandising initiatives including pricing and promotional programs, and new brand marketing initiatives. The transaction count (number of customer visits on identical sales) declined 1.9% and 1.1% for the 16 and 28 weeks ended January 10, 2007, respectively, as compared to the same periods in the prior fiscal year. We believe the primary factors causing such decline are the age of certain store facilities and competition from grocery and other stores, including new store openings in our markets.

Competition remains a key factor that negatively affects our identical store sales, particularly on the opening of a new competitor store. Our competitive rebuttal program uses targeted promotions, improved store conditions, training and neighborhood merchandising, prior to and during selected competitor store openings, in an effort to drive sales and customer traffic and thus maintain market share. We believe that this strategy has mitigated a portion of the impact of such openings during the 28 weeks ended January 10, 2007. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to negatively affect our identical store sales.

Based on trends in the last several weeks of the second quarter and the first several weeks of the third quarter, we anticipate that identical store sales will be slightly positive for the remainder of the fiscal year.

Gross Profit on Sales. Gross profit on sales increased $4.2 million and $18.8 million for the 16 and 28 weeks ended January 10, 2007 compared to the same periods in the prior fiscal year. As a percentage of sales, gross margin was 25.7% and 25.3% for the 16 weeks ended January 10, 2007 and January 11, 2006, respectively, and 26.0% and 25.6% for the 28 weeks ended January 10, 2007 and January 11, 2006, respectively.

For the 16 and 28 weeks ended January 10, 2007, the gross margin improved by 40 basis points. This improvement was primarily due to operational improvements that reduced inventory shrink, more effective pricing and sell through of seasonal merchandise and increased margins in dairy (for the 16 weeks ended January 10, 2007 only). Factors causing a decline in margin that partially offset these items included significant investments in promotional programs that were made in an effort to offset a portion of the sales increase that was generated from increased federal and private assistance that was available during the same time period in the prior year (50 basis points for the 16 weeks ended January 10, 2007) and the impact of the Medicare-D prescription drug benefit program (10 basis points).

Based on trends in the last several weeks of the second quarter and the first several weeks of the third quarter, we expect that gross margin will improve in the second half of the fiscal year as compared to the first half of fiscal 2007, due primarily to projected levels of promotional spending that are not expected to reach the level of the first half of fiscal 2007.

Other Operating and Administrative Expenses. Other operating and administrative expenses for the 16 weeks ended January 10, 2007 increased $15.0 million as compared to the same period in the prior fiscal year and for the 28 weeks ended January 10, 2007 increased $20.5 million as compared to the same period in the prior year. As a percentage of sales, other operating and administrative expenses was 27.9% and 27.0% for the 16 weeks ended January 10, 2007 and January 11, 2006, respectively, and 28.1% and 27.7% for the 28 weeks ended January 10, 2007 and January 11, 2006, respectively.

For both the 16 and 28 weeks ended January 10, 2007, operating and administrative expenses increased by $9.8 million related to bankruptcy-related items and accounting for the emergence from bankruptcy as compared to the same periods in the prior year. In addition, other increases and decreases netted to $5.2 million and $10.7 million for the 16 and 28 weeks, respectively as compared to the same periods in the prior year. The table below details such increases and decreases:

	16 weeks ended Jan. 10, 2007	28 weeks ended Jan. 10, 2007
Increase (decrease) related to (in millions):
Cancellation of Predecessor share-based compensation	$9.2	9.2
Directors’ and officers’ liability insurance	8.1	8.1
Legal and professional fees related to emergence	6.2	6.2
Favorable settlements of claims	(8.9)	(8.9)
Depreciation and amortization reduction due to Fresh-Start	(4.8)	(4.8)

	9.8	9.8
Other increases and decreases, net (utilities and other operating expenses)	5.2	10.7

Net increase	$15.0	20.5

Impairment Charges. During the 16 and 28 weeks ended January 10, 2007 and January 11, 2006, we estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the net book values of the related assets, resulting in the impairment charges identified below (in thousands). No impairment charges were recorded for the 8 weeks ended January 10, 2007.

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Store facilities	$18,743	612	20,778	2,611
Distribution centers	—	—	—	5,696
Other	—	—	—	305

Total, continuing operations	18,743	612	20,778	8,612

Impairment charges - discontinued operations	—	1,276	79	2,514

Total impairment charges	$18,743	1,888	20,857	11,126

Reorganization Items. Reorganization items were amounts incurred from the Petition Date through the Effective Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following (in thousands):

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Gain on extinguishment of debt	$(188,197)	—	(188,197)	—
Revaluation of assets and liabilities	(144,837)	—	(144,837)	—
Professional fees	22,467	9,399	31,192	23,491
Lease rejections	(34,983)	(263,999)	(42,799)	(271,831)
General liability claims	—	(6,945)	—	(6,945)
Employee costs	484	2,128	1,574	3,844
Interest income	(1,481)	—	(3,583)	—
Estimated claims adjustments and other, net	8,098	1,084	12,220	1,327

Reorganization items, net	$(338,449)	(258,333)	(334,430)	(250,114)

Cash effect of reorganization items:
Professional fees	4,551	17,316	14,337	28,358
Employee costs	—	2,824	—	2,824
Interest income	(1,704)	—	(3,683)	—
Other	185	537	431	2,022

Total cash effect of reorganization items	$3,032	20,677	11,085	33,204

Gain on extinguishment of debt and revaluation of assets and liabilities are fully described in Note 5 regarding fresh-start reporting. Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process. Lease rejections relate to the net non-cash gains and losses that resulted from rejections of leases, primarily real estate leases, for which rejection damage estimates were less than amounts previously recorded as liabilities. Employee costs relate to our key employee retention plan, by which certain key associates, including executive officers, were eligible for retention incentives.

Interest Expense. Interest expense is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Net interest expense was $2.5 million and $3.5 million for the 16 weeks ended January 10, 2007 and January 11, 2006, respectively, and $5.0 million and $7.8 million for the 28 weeks ended January 10, 2007 and January 11, 2006, respectively. The decrease in interest expense was due to decreased interest on our credit facilities, due to decreased borrowings in the current year, offset by $1.2 million of additional interest on amounts owed for pre-petition property taxes. In addition, for the 8 weeks ended January 10, 2007, interest income totaled $1.0 million. Interest income for the 20 weeks ended November 15, 2006 and the 28 weeks ended January 11, 2006 was classified as reorganization items.

Income Taxes. Income tax benefits recognized for the 16 and 28 weeks ended January 10, 2007, and the 16 and 28 weeks ended January 11, 2006, were attributable to our ability to carry back certain NOLs related to the respective periods and certain refundable credits. For the 16 and 28 weeks ended January 10, 2007, we also recorded a benefit of $11.6 million associated with the resolution of a state tax matter.

As a result of fresh-start reporting, we recorded a deferred tax liability of $10.3 million, which is attributable to certain non-amortizable intangible assets, primarily trade name and trademark and liquor licenses. In addition, we recorded a deferred tax asset of $9.5 million related to our adoption of FIN 48.

We maintain a full valuation allowance against all other net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

We have not finalized our assessment of the tax effects of the Plan. We estimate that we will have remaining NOL carryforwards of $400 million to $600 million, which will be available to reduce future cash payments for income taxes. Given the complexity of the analysis and the federal income tax rules regarding Chapter 11 proceedings, as well as other uncertainties, these estimates are subject to revision, which could be significant. This range is primarily driven by the income from the extinguishment of debt in connection with the Debtors’ emergence from bankruptcy, deductions attributable to the settlement of claims, and the characterization of certain future deductions.

We estimate the income from the extinguishment of debt for federal income tax reporting purposes to range from $100 million to $200 million pending completion of the valuation of the Successor’s common stock exchanged in satisfaction of debt in accordance with the Plan and other matters. This estimate is subject to revision, which could be significant. This gain is not taxable because it resulted from our reorganization under the Bankruptcy Code. For federal income tax purposes, we will be required to reduce certain tax attributes as of the beginning of our fiscal 2007 taxable year, including NOL carryforwards, certain tax credit carryforwards, and tax bases of assets in an amount equal to the income from the extinguishment of debt.

The ultimate utilization of our NOL carryforwards and other tax attributes will depend on several factors, including our future financial performance and certain federal income tax qualifications and elections under §382 of the Internal Revenue Code. Management currently expects to qualify under §382(l)(5) for our fiscal 2007 return and is completing the analysis to ensure such qualification. Under §382(l)(5), we would have unlimited use of our NOLs if there is not a change of ownership (as defined by the Internal Revenue Code) before November 21, 2008. If we do not qualify under, or elect out of, §382(1)(5), we would be subject to an annual limitation on the use of our NOLs and certain deductions under §382(l)(6). To preserve the NOL carryforwards available to us after emergence, the Successor’s Articles of Incorporation impose certain restrictions on the transfer of our common stock.

The benefits associated with any future recognition of tax attributes will not reduce income tax expense, rather they will first reduce intangible assets to $0 and then will increase shareholders’ equity.

As of November 15, 2006, the date of adoption of FIN 48, we had $25.3 million of unrecognized tax benefits; if recognized, none of this amount would affect the effective income tax rate. In addition, we had a liability of $7.5 million related to a tentative settlement related to an examination of our federal income tax returns for fiscal years 2000-2002. This settlement is awaiting final approvals within the IRS. We anticipate that the IRS’ examination of fiscal years 2003-2004 will be completed during the next twelve months. The total interest expense and penalty expense recognized for all periods reported in the accompanying statements of operations were insignificant. We do not currently anticipate that any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

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

2005 Restructure Plan

In June 2005, we announced our 2005 Restructure Plan, to exit 326 stores and three distribution centers. In April 2006, we expanded this plan by an additional 35 stores and one distribution center. In all, during fiscal 2006 we closed 374 stores, four distribution centers and all manufacturing operations except two dairies and the Chek beverage operation.

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

We also restructured our field and administrative support staff to support the planned configuration of the retail business.

Bahamas Supermarkets Limited

In May 2006, we received Court approval to sell our 78% ownership interest in Bahamas Supermarkets Limited, which owned twelve stores and a distribution center in The Bahamas. This sale was completed in August 2006 and resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which was included in gain on disposal of discontinued operations for the 20 weeks ended November 15, 2006. Results of operations for the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

Fiscal 2007 Store Closures

We closed seven stores during the 12 weeks ended September 20, 2006. Results of operations for six of the seven stores were classified as discontinued operations.

Financial Information (in thousands):

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Net sales from discontinued operations	$—	146,147	24,180	581,755

Earnings (loss) from discontinued operations	$2,903	(14,484)	2,333	(131,403)
Gain (loss) on disposal of discontinued operations	1,093	34,692	17,922	(322,058)

Net earnings (loss) from discontinued operations	$3,996	20,208	20,255	(453,461)

The following tables reflect the restructuring expenses (in thousands):

	Predecessor
	8 weeks ended Nov. 15, 2006	16 weeks ended Jan. 11, 2006	20 weeks ended Nov. 15, 2006	28 weeks ended Jan. 11, 2006
Restructuring:
(Gain) loss on sale/retirement, net	$(379)	(7,804)	(465)	(8,007)
Lease termination (gain) cost	(313)	5,935	154	25,278
Employee termination costs	37	2,050	228	4,891
Other location closing costs	542	1,808	869	2,321

Restructuring (gain) charge, net	$(113)	1,989	786	24,483

(Gain) loss on disposal of discontinued operations:
(Gain) loss on sale/retirement, net	$6	(5,298)	(30,296)	(48,839)
LIFO liquidation	—	—	—	(36,322)
Lease termination (gain) cost	(1,059)	(24,776)	10,691	364,793
Employee termination costs	(112)	(5,373)	(11)	21,389
Other location closing costs	72	755	1,694	21,037

Net (gain) loss on disposal	$(1,093)	(34,692)	(17,922)	322,058

The following table summarizes the change in liabilities recorded for the restructuring plans (in thousands):

	Predecessor
	Total	Employee Termination Costs	Other Location Closing Costs
Balance at June 28, 2006	$3,624	1,359	2,265
Additions	663	368	295
Utilizations	(2,991)	(1,155)	(1,836)
Adjustments	(175)	(175)	—

Balance at November 15, 2006	$1,121	397	724

	Successor
	Total	Employee Termination Costs	Other Location Closing Costs
Balance at November 16, 2006	$1,121	397	724
Utilizations	(400)	(238)	(162)

Balance at January 10, 2007	$721	159	562

In the Condensed Consolidated Balance Sheets, employee termination costs were included in accrued wages and salaries, and other location closing costs were included in accrued expenses.

Net (Loss) Income Net income for the 16 weeks ended January 10, 2007, increased $49.3 million as compared to the same period in the prior fiscal year and for the 28 weeks ended January 10, 2007, increased $577.2 million as compared to the same period in the prior year. The increase for the 16 weeks ended January 10, 2007, is due primarily to an increase in reorganization gains as previously discussed. The increase for the 28 weeks ended January 10, 2007, is due primarily to reorganization gains as previously discussed and a reduction in the amount of losses from discontinued operations in the current year as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of January 10, 2007, we had $499.6 million of liquidity, comprised of $367.0 million of borrowing availability under the Credit Agreement and $132.6 million of cash and cash equivalents. During the remainder of the fiscal year, we anticipate our liquidity will decrease by approximately $80.0 million in connection with the acceleration of our remodel and other capital expenditure programs and as we make approximately $40 million of additional payments related to emergence from bankruptcy, offset by cash flow from operations and income tax refunds. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through the end of fiscal 2007. Beyond fiscal 2007, we believe that we will have sufficient resources to operate our business and fund our capital spending program based on anticipated future improvement in operating results and borrowing availability.

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc. and certain of our subsidiaries entered into the Credit Agreement. The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million.

There were no borrowings on the Credit Agreement other than fees charged by the lender during the 8 weeks ended January 10, 2007 and as of January 10, 2007, none were outstanding. Letters of credit are considered reserves against the borrowing availability. As of January 10, 2007, letters of credit totaling $235.9 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs. An additional $3 million in letters of credit were issued outside of the Credit Agreement and secured by marketable securities owned by the Company valued at $4.2 million as of January 10, 2007.

Borrowing availability was $367.0 million as of January 10, 2007, as summarized below (in thousands):

Successor
January 10, 2007
Lesser of Borrowing Base or Credit Agreement capacity (net of Reserves of $258,552, including $235,886 related to outstanding letters of credit)	$417,017

Outstanding borrowings	—

Excess Availability	417,017
Limitation on Excess Availability	(50,000)

Borrowing availability	$367,017

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

For further information on the Credit Agreement, see Note 12.

Historical Cash Flow Data

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data for the 28 weeks ended January 10, 2007 and January 11, 2006 (in thousands). Cash flows from discontinued operations were reported with cash flows from continuing operations within operating, investing and financing activities.

	Successor	Predecessor
	8 weeks ended January 10, 2007	20 weeks ended November 15, 2006	28 weeks ended January 11, 2006
Cash provided by (used in):
Operating activities	$(35,927)	(73,042)	132,354
Investing activities	5,154	84,553	91,248
Financing activities	5,522	(41,183)	(203,901)

Operating Activities

For the 28 weeks ended January 10, 2007, net cash used in operating activities was $109.0 million. Cash used in operating activities is due to bankruptcy-related payments made subsequent to emergence, a decrease in accounts payable and operating losses, offset by proceeds from insurance of $32.0 million.

Investing Activities

Cash provided by investing activities related primarily to the receipt of $54.0 million in proceeds from the sale of Bahamas Supermarkets, Ltd. For the 28 weeks ended January 10, 2007, capital expenditures were $34.9 million, which included repairs to locations damaged by hurricanes and investment in store improvements and equipment acquisition.

Capital Spending Program

During the 16 weeks ended January 10, 2007, we commenced our store remodeling program. We currently have 40 remodels underway and expect to complete 15 to 22 store remodels by the end of fiscal 2007. We expect to spend as much as $100 million on capital expenditures over the remainder of the fiscal year, of which approximately $50 million is for remodels. The remaining approximately $50 million is for store backup generators in 59 targeted stores, information technology projects and in-store merchandising initiatives.

Our store remodel program is intended to address non-competitive store conditions in many of our stores. We plan to remodel approximately 75 stores per year at an average capital cost of approximately $1.5 million to $2.0 million per store. We target an approximate 15% increase in identical store sales (or corresponding mitigation of the anticipated impact of a competitive store opening) for the first 12 months for all remodeled stores.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations represent known future cash payments that we are required to make under existing arrangements, such as debt and lease agreements. The scheduled maturities of our contractual obligations under long-term debt, operating leases and retirement plans have materially changed since June 28, 2006 due primarily to our emergence from bankruptcy. The $300 million Notes are no longer outstanding, as they were extinguished and cancelled and holders received distributions of stock in accordance with the Plan as of the Effective Date. The obligations related to retirement plans have been reduced to an insignificant amount as the defined benefit plan was terminated in accordance with the Plan as of the Effective Date. Future contractual minimum lease payments were significantly reduced as a result of lease rejections, including rejections of agreements with subtenants, as of the Effective Date. Payments for both facilities and equipment under operating leases that have remaining terms in excess of one year as of January 10, 2007 were as follows: remaining due in fiscal 2007, $97.8 million; due in fiscal 2008, $205.6 million; due in fiscal 2009, $199.3 million; due in fiscal 2010, $189.6 million; due in fiscal 2011, $179.5 million; due thereafter, $1.1 billion.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We believe that these are our critical accounting policies, as they are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of inherently uncertain matters. See Note 3 for further discussion of our accounting policies.

Fresh-Start Reporting. We emerged from Chapter 11 protection on November 21, 2006. We adopted fresh-start reporting in accordance with SOP 90-7 as of the close of business on November 15, 2006.

With the assistance of a financial advisor, we applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a guideline company approach, in which valuation multiples observed from industry participants were considered and comparisons were made between our expected performance relative to other industry participants to determine appropriate multiples to apply to our financial metrics; (ii) review and analysis of several recent transactions of companies determined to be similar to us; and (iii) a calculation of the present value of the future cash flows based on our projections as included in the Disclosure Statement related to the Plan. The reorganization value of Winn-Dixie was determined to be $759 million in the Disclosure Statement related to the Plan. The reorganization value was determined using numerous projections and assumptions, which are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

In accordance with SFAS 141, we allocated the reorganization value to our assets and liabilities. Assets were initially revalued to fair value, generally as determined by independent appraisals and valuations. Liabilities were revalued at present values using appropriate current interest rates. Deferred taxes were determined in accordance with U.S. generally accepted accounting principles. In addition to revaluing existing assets and liabilities, we recorded certain previously unrecognized assets and liabilities, including favorable and unfavorable leases and other intangibles. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. We allocated this excess as a reduction of asset values (to property, plant and equipment and intangible assets) on a pro-rata basis, in accordance with SFAS 141. In accordance with SFAS 141, the allocation of the reorganization value to individual assets and liabilities is subject to adjustment as additional or improved information becomes available. We expect to finalize this allocation no later than the end of the current fiscal year.

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

Intangible assets. We report intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. Our judgments and estimates related to the evaluation of intangibles with indefinite useful lives for impairment are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of intangible assets, these factors could cause us to realize a material impairment charge.

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

As of January 10, 2007, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 10, 2007, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 10, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 10, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than controls established to properly implement fresh-start reporting (including the recognition of intangible assets and asset and liability valuation) as of November 15, 2006.

Part II - Other Information

Item 1.	Legal Proceedings

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. The two Non-Filing Entities did not file petitions under Chapter 11 of the Bankruptcy Code. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan, making certain immaterial modifications to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). On November 9, 2006, the Court entered its order confirming the Plan of Reorganization.

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida. The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues of the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. As of the date hereof, the appeals remain pending, but the records on appeal have not yet been transferred from the Bankruptcy Court to the District Court. The Debtors intend to move to dismiss the appeals as moot, based upon the substantial consummation of the Plan. The Debtors do not believe that the appeals will have a material impact on the Plan or the Company.

During the Chapter 11 case, the Company operated the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company was authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and other contractual obligations against the Debtors generally could not be enforced. The rights of creditors and ultimate payments by the Company under pre-petition obligations were addressed in the Plan of Reorganization. See Note 1 for additional information.

In February 2004, several putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the United States District Court for the Middle District of Florida against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims were consolidated and were to proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filing, the automatic stay prevented the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company were subordinated under the Plan pursuant to the provisions of 11 U.S.C. §510(b) and were treated in the same manner as the Company’s existing shares, which were cancelled without any distribution, and such claims were discharged as against the Company. The discharge injunction imposed by the Plan will protect the Company from the assertion of these claims in the future. As to the individual co-defendants, on May 10, 2005, the court entered an order staying both lawsuits as to all parties and all issues in light of the Company’s Chapter 11 filing. Both lawsuits and the claims asserted against the individual co-defendants remain pending.

In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that it commence a derivative legal proceeding on behalf of the Company against the Board of Directors and the Company’s officers and directors who served from May 6, 2002 through July 23, 2004. This demand contends that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believed that all of these claims were without merit. Moreover, any derivative claims belonged to the Company’s Chapter 11 estate and the automatic stay prevented any party other than the Company from pursuing such claims. Under the Plan, any such claims were released by the Company.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company vigorously defends the actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevented parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits were treated in the Company’s Chapter 11 cases either pursuant to the Plan or as otherwise ordered by the Court. Except as provided for in the Plan or as otherwise ordered by the Court, all pre-Petition Date claims have been discharged as against the Company. The discharge injunction imposed by the Plan should protect the Company from the assertion of these claims in the future. Claims and lawsuits based on such liabilities arising after the Petition Date but before the Effective Date generally are not subject to the automatic stay. Such claims, however, are generally subject to an administrative claims bar date imposed under the Plan. See Note 1 for additional information.

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

The market price of our shares of common stock has been and may continue to be volatile and may decline substantially.

Although our common stock is listed on the Nasdaq Global Market, there can be no assurance as to the liquidity of the trading market for our shares of common stock or the price at which such shares can be sold. The market price of our shares has been and may continue to be volatile, and may decline substantially, in response to a number of events, including but not limited to:

•	Actual or anticipated changes in our operating results;

•	The number of shares publicly traded, the number of shares authorized for future distribution to claimants under the Plan and the timing of such distributions;

•	Actions of competitors;

•	Market and industry perception of our success, or lack thereof, in pursuing our strategy;

•	Changes in expectations of future financial performance or changes in estimates of securities analysts; and

•	The other Risk Factors identified in our annual report on Form 10-K for the year ended June 28, 2006 and this quarterly report and those set forth below.

In addition, the following risk factors should be considered:

Over the last several years, we have experienced a decline in the transaction count in our stores, and if we are not successful in reversing this trend in the future, our operations would be materially and adversely affected.

For several years, we have experienced a decline in transaction count in our stores. Our sales increases in recent periods have resulted from increasing basket size, which has offset the declining transaction count.

Many of our marketing, merchandising and operations programs are designed to increase transaction count, including brand marketing, promotional programs, enhanced customer service and in-store merchandising initiatives. In addition to these types of programs, we believe implementation of our store remodel program will be critical to our efforts to reverse our transaction count trend. We currently plan to remodel approximately 75 stores per year – and to implement additional marketing, merchandising and operations initiatives – to drive additional traffic into our stores in order to increase transaction count. There can be no assurance that our efforts to stop the decline in the number of customer visits will be successful or that the actions we take to seek to increase transaction count will not adversely affect our gross margins.

Our actual financial results and financial condition are likely to vary significantly from the projections and other financial information provided to the Bankruptcy Court and investors should not further rely on such information in making investment decisions.

In connection with the Plan, last year we filed with the Court a disclosure statement containing five-year financial projections and other financial information, including estimates regarding our reorganization value. The projections and other financial information provided were based on information available to us as of August 9, 2006 and we have not and do not intend to update them. Projections are inherently subject to uncertainties and risks and these projections and other financial information reflect numerous assumptions as of August 9, 2006. Our actual results and financial condition will vary from those contemplated by the projections and other financial information provided to the Court and the variations may be material. The projections and other financial information provided to the Court are neither included in this quarterly report nor incorporated by reference. Moreover, we believe that, because such projections and other financial information are now out of date and because there have been a number of developments with respect to our business since the information was prepared, investors should not rely on it in making investment decisions.

Our net operating loss carry forwards may be limited.

At November 21, 2006, upon our emergence from bankruptcy, we had estimated net operating loss carry forwards (“NOLs”) of between $400 and $600 million for federal income tax purposes that will expire over an eighteen to twenty year period. If we were to undergo a subsequent change of ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to utilize our federal NOLs could be further limited or eliminated entirely.

To avoid a potential adverse effect on our ability to utilize our NOLs for federal income tax purposes after the Effective Date, our Articles of Incorporation were amended to include certain restrictions on the transfer of our stock that may apply in certain circumstances and for a limited period of time. While the purpose of these transfer restrictions is to prevent a subsequent change of ownership within the meaning of Section 382 of the Internal Revenue Code from occurring, no assurance can be given that such an ownership change will not occur, in which case the availability of our NOLs and other federal income tax attributes would be significantly limited or eliminated entirely.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the terms of the Plan, 54 million shares of new common stock were issued for distribution by the Company’s disbursing agent to unsecured creditors. See Note 1 for further information. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. In addition, 5.4 million shares were reserved for issuance under the equity incentive plan (see Note 14). The Successor’s common stock is listed on the NASDAQ Stock Market and trades under the symbol “WINN.”

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

4.1	Registration Rights Agreement dated as of December 5, 2006.	Previously filed as Exhibit 4.1 to Form 8-K on December 11, 2006, which Exhibit is herein incorporated by reference.

10.1	Employment Agreement, dated October 23, 2006, between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on November 20, 2006, which Exhibit is herein incorporated by reference.

10.2	Amended and Restated Credit Agreement, dated November 21, 2006, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, and Wachovia Bank, National Association, as the Administrative Agent and Collateral Agent for the Lenders.	Previously filed as Exhibit 10.1 to Form 8-K on November 28, 2006, which Exhibit is herein incorporated by reference.

10.3	Winn-Dixie Stores, Inc. Equity Incentive Plan, dated as of December 21, 2006.	Previously filed as Exhibit 10.1 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.4	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Non-Qualified Stock Option Award Agreement.	Previously filed as Exhibit 10.2 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.5	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	Previously filed as Exhibit 10.3 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 20, 2007	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 20, 2007	/S/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

4.1	Registration Rights Agreement dated as of December 5, 2006.	Previously filed as Exhibit 4.1 to Form 8-K on December 11, 2006, which Exhibit is herein incorporated by reference.

10.1	Employment Agreement, dated October 23, 2006, between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on November 20, 2006, which Exhibit is herein incorporated by reference.

10.2	Amended and Restated Credit Agreement, dated November 21, 2006, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, and Wachovia Bank, National Association, as the Administrative Agent and Collateral Agent for the Lenders.	Previously filed as Exhibit 10.1 to Form 8-K on November 28, 2006, which Exhibit is herein incorporated by reference.

10.3	Winn-Dixie Stores, Inc. Equity Incentive Plan, dated as of December 21, 2006.	Previously filed as Exhibit 10.1 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.4	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Non-Qualified Stock Option Award Agreement.	Previously filed as Exhibit 10.2 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.5	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	Previously filed as Exhibit 10.3 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.