Form 10-Q
period 2007-04-04
WINN DIXIE STORES INC
filed 2007-05-14
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 2, 2007, 53,901,473 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
	12 weeks ended April 4, 2007	12 weeks ended April 5, 2006
Amounts in thousands except per share data

Net sales	$1,683,829	1,659,530
Cost of sales, including warehouse and delivery expenses	1,213,848	1,219,710

Gross profit on sales	469,981	439,820
Other operating and administrative expenses	446,041	456,430
Impairment charges	—	447
Restructuring charge, net	—	221

Operating income (loss)	23,940	(17,278)
Interest (income) expense, net (contractual interest for 12 weeks ended April 5, 2006, was $7,714)	(2,296)	1,587

Income (loss) before reorganization items and income taxes	26,236	(18,865)
Reorganization items, net loss	—	11,362
Income tax expense (benefit)	8,407	(965)

Net income (loss) from continuing operations	17,829	(29,262)

Discontinued operations:
Loss from discontinued operations	—	(9,303)
Gain on disposal of discontinued operations	—	9,551

Net earnings from discontinued operations	—	248

Net income (loss)	$17,829	(29,014)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.33	(0.21)
Earnings from discontinued operations	—	—

Basic earnings (loss) per share	$0.33	(0.21)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.33	(0.21)
Earnings from discontinued operations	—	—

Diluted earnings (loss) per share	$0.33	(0.21)

Dividends per share	$—	—

Weighted average common shares outstanding-basic	53,901	141,255

Weighted average common shares outstanding-diluted	53,951	141,255

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
	20 weeks ended April 4, 2007	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Amounts in thousands except per share data

Net sales	$2,848,021	2,676,678	5,481,737
Cost of sales, including warehouse and delivery expenses	2,086,882	1,969,641	4,062,492

Gross profit on sales	761,139	707,037	1,419,245
Other operating and administrative expenses	748,569	776,482	1,514,901
Impairment charges	—	20,778	9,059
Restructuring charge, net	—	786	24,704

Operating income (loss )	12,570	(91,009)	(129,419)
Interest (income) expense, net (contractual interest for 20 weeks ended Nov. 15, 2006, and 40 weeks ended April 5, 2006, was $15,766 and $29,780, respectively)	(2,862)	5,527	9,356

Income (loss) before reorganization items and income taxes	15,432	(96,536)	(138,775)
Reorganization items, net gain	—	(334,430)	(238,752)
Income tax expense (benefit)	7,552	(13,980)	(4,585)

Net income from continuing operations	7,880	251,874	104,562

Discontinued operations:
Earnings (loss) from discontinued operations	—	2,333	(140,706)
Gain (loss) on disposal of discontinued operations	—	17,922	(312,507)

Net earnings (loss) from discontinued operations	—	20,255	(453,213)

Cumulative effect of a change in accounting principle	—	—	4,583

Net income (loss)	$7,880	272,129	(344,068)

Basic earnings (loss) per share:
Earnings from continuing operations	$0.15	1.78	0.74
Earnings (loss) from discontinued operations	—	0.15	(3.21)
Cumulative effect of a change in accounting principle	—	—	0.03

Basic earnings (loss) per share	$0.15	1.93	(2.44)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.15	1.78	0.74
Earnings (loss) from discontinued operations	—	0.15	(3.21)
Cumulative effect of a change in accounting principle	—	—	0.03

Diluted earnings (loss) per share	$0.15	1.93	(2.44)

Dividends per share	$—	—	—

Weighted average common shares outstanding-basic	53,901	141,317	141,130

Weighted average common shares outstanding-diluted	53,931	141,317	141,130

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except par value	Successor	Predecessor
	April 4, 2007	June 28, 2006
	(Unaudited)	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$181,674	187,543
Marketable securities	4,825	14,308
Trade and other receivables, less allowance for doubtful receivables of $4,534 ($9,537 at June 28, 2006)	90,125	152,237
Insurance claims receivable	32,591	46,162
Income tax receivable	30,002	40,427
Merchandise inventories, less LIFO reserve of $2,925 ($152,729 at June 28, 2006)	632,163	477,885
Prepaid expenses and other current assets	39,885	35,653
Assets held for sale	—	44,710

Total current assets	1,011,265	998,925

Property, plant and equipment, net	242,845	496,830
Intangible assets, net	353,725	38,979
Other assets, net	12,806	60,241

Total assets	$1,620,641	1,594,975

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current borrowings under credit facilities	$—	40,000
Current portion of long-term debt	—	232
Current obligations under capital leases	4,421	3,617
Accounts payable	223,722	229,951
Reserve for self-insurance liabilities	84,420	74,905
Accrued wages and salaries	68,209	80,495
Accrued rent	38,290	43,942
Accrued expenses	95,193	95,107
Liabilities related to assets held for sale	—	9,206

Total current liabilities	514,255	577,455

Reserve for self-insurance liabilities	159,290	151,131
Long-term borrowings under credit facilities	44	—
Long-term debt	—	164
Unfavorable leases	141,681	—
Obligations under capital leases	9,045	5,369
Other liabilities	28,120	24,990

Total liabilities not subject to compromise	852,435	759,109

Liabilities subject to compromise	—	1,117,954

Total liabilities	852,435	1,877,063

Commitments and contingent liabilities (Notes 1, 10, 13, 15 and 19)
Shareholders’ equity (deficit):
Predecessor common stock, $1 par value.
Authorized 400,000,000 shares; 154,332,048 shares issued; 141,858,015 shares outstanding at June 28, 2006	—	141,858
Successor common stock, $0.001 par value. Authorized 400,000,000 shares; 54,000,000 shares issued; 53,901,473 shares outstanding at April 4, 2007	54	—
Additional paid-in-capital	760,253	34,874
Retained earnings (accumulated deficit)	7,880	(438,015)
Accumulated other comprehensive income (loss)	19	(20,805)

Total shareholders’ equity (deficit)	768,206	(282,088)

Total liabilities and shareholders’ equity (deficit)	$1,620,641	1,594,975

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands	Successor	Predecessor
	20 weeks ended April 4, 2007	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Cash flows from operating activities:
Net income (loss)	$7,880	272,129	(344,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on sales of assets, net	1,372	(35,373)	(62,473)
Reorganization items, net gain	—	(334,430)	(238,752)
Impairment charges	—	20,857	16,452
Depreciation and amortization	25,256	36,274	87,654
Share-based compensation, net	1,307	11,609	1,096
Change in operating assets and liabilities:
Favorable and unfavorable leases	1,326	—	—
Trade, insurance and other receivables	12,119	29,850	9,642
Merchandise inventories	24,600	(31,564)	304,525
Prepaid expenses and other current assets	141	(2,426)	32,939
Accounts payable	(30,948)	(20,458)	48,139
Lease liability on closed facilities	—	(838)	114,893
Income taxes payable/receivable	33,187	(2,944)	(3,971)
Reserve for self-insurance liabilities	5,484	(1,203)	5,897
Accrued expenses and other	(41,398)	(3,440)	261,749

Net cash provided by (used in) operating activities before reorganization items	40,326	(61,957)	233,722

Cash effect of reorganization items	—	(11,085)	(46,610)

Net cash provided by (used in) operating activities	40,326	(73,042)	187,112

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,072)	(23,888)	(19,486)
Decrease in investments and other assets, net	17,073	15,067	1,008
Sales of assets	311	83,012	100,449
Purchases of marketable securities	(1,546)	(4,321)	(7,219)
Sales of marketable securities	830	14,991	12,043
Other, net	(2,391)	(308)	1,099

Net cash (used in) provided by investing activities	(15,795)	84,553	87,894

Cash flows from financing activities:
Gross borrowings on credit facilities	4,311	7,690	696,874
Gross payments on credit facilities	(4,266)	(47,690)	(901,325)
Increase in book overdrafts	8,518	164	138
Principal payments on long-term debt and capital leases	(462)	(981)	(1,412)
Debt issuance costs	(8,829)	(366)	(721)
Other, net	—	—	1,013

Net cash used in financing activities	(728)	(41,183)	(205,433)

Increase (decrease) in cash and cash equivalents	23,803	(29,672)	69,573
Cash and cash equivalents at beginning of period	157,871	187,543	62,141

Cash and cash equivalents at end of period	$181,674	157,871	131,714

Supplemental cash flow information:
Interest paid	$2,182	4,716	9,397
Interest and dividends received	$5,196	4,316	2,205
Income taxes refunded	$22,822	614	529

Non-cash activities: See Note 5 regarding non-cash activities related to fresh-start reporting. The Company entered into capital leases of $1.9 million and $3.5 million during the 20 weeks ended April 4, 2007 and November 15, 2006.

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

Emergence from Bankruptcy Protection: On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). On November 9, 2006, the Court entered its order confirming the Plan of Reorganization. Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). The appeals remain pending. For further information about the Plan, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, and Quarterly Report on Form 10-Q for the fiscal quarter ended September 20, 2006.

Fresh-Start Reporting: Upon emergence from bankruptcy protection, the Company adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of its immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values (see Note 5). Accordingly, the Company’s financial statements for periods prior to November 16, 2006, are not comparable to its financial statements for periods on or after November 16, 2006. References to the “Successor” refer to Winn-Dixie on or after November 16, 2006, after application of fresh-start reporting; references to the “Predecessor” refer to Winn-Dixie prior to November 16, 2006.

Discharge and Treatment of Claims and Interests: As of the Effective Date, the Debtors were generally discharged and released from all claims and interests in accordance with the provisions of the Plan.

The Plan generally provided for payment in full in cash, satisfaction on deferred payment terms or reinstatement of allowed administrative, priority and secured claims, and the distribution of shares of new Winn-Dixie common stock in satisfaction of allowed unsecured claims. Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the terms of the Plan, 54 million shares of new common stock were issued for distribution by the Company’s disbursing agent to unsecured creditors. See “—Claims Resolution and Plan

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Distributions” for further information. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. In addition, 5.4 million shares were reserved for issuance under the equity incentive plan (see Note 14). The Successor’s common stock trades on the NASDAQ Global Market under the symbol “WINN.”

Pursuant to the Plan, on the Effective Date, all shares of the Predecessor’s common stock were canceled and no distribution was made to holders thereof.

Exit Financing: On the Effective Date, the Company closed on a $725.0 million senior secured revolving credit facility (the “Credit Agreement”; see Note 12).

Claims Resolution and Plan Distributions: The pre-petition claims of the Debtors are evidenced in the schedules of liabilities filed by the Debtors and by proofs of claim filed by creditors. Claims that were not objected to by the deadline established in the Plan (January 22, 2007, for most claims) are deemed to be allowed claims. Claims that were objected to are allowed or disallowed through a claims resolution process established by the Court. Pursuant to objections filed by the Debtors, the Court has reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. Many claims were resolved prior to the Effective Date through settlement or by Court order. The claims resolution process will continue until all claims are resolved.

Unsecured claims: Once the allowed amount of an unsecured claim is determined through settlement or Court order, the claimant is entitled to a distribution as provided for by the Plan. Substantially all unsecured claimants with allowed claims are entitled to a distribution of shares of new common stock, with the number of shares dependent on the amount and class of the allowed claim. As of April 23, 2007, 44.9 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims, totaling $881.7 million in allowed amounts; 0.5 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims, totaling $11.3 million in allowed amounts, pending such holders satisfaction of tax requirements; and 8.6 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Holders of disputed unsecured claims that are subsequently allowed will receive distributions no less frequently than quarterly, as required by the Plan. If sufficient excess shares remain in reserve after resolution of all disputed unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the Plan. Claimants as of the Applicable Distribution Record Date established under the Plan (December 20, 2006, for class 13 and November 15, 2006, for other classes) will receive such excess shares if and when distributed. There is no assurance that there will be any excess shares for any such subsequent distribution. The claims resolution process for such claims, as provided for in the Plan, will not result in additional expense or income in the Successor’s financial statements.

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

As of April 4, 2007, the Company had $573.4 million of liquidity, comprised of $391.7 million of borrowing availability under the Credit Agreement and $181.7 million of cash and cash equivalents. During the remainder of fiscal 2007, the Company anticipates that its liquidity will decrease due primarily to capital expenditures associated with its store remodel program and bankruptcy-related payments, primarily lease cure costs and claims payable in cash, partially offset by cash flow from operations. Management believes that the Company has sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund its cash requirements for existing operations and capital expenditures through the end of fiscal 2007. Beyond fiscal 2007, management believes the Company has sufficient resources to operate the business and fund capital spending programs based on anticipated improvement in operating results and borrowing availability.

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

As discussed in Note 1, the Company emerged from Chapter 11 protection on November 21, 2006. The Company adopted fresh-start reporting in accordance with SOP 90-7 as of the close of business on November 15, 2006 (see Note 5). The Company’s emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit as of November 15, 2006. Accordingly, the Company’s consolidated financial statements for periods prior to November 16, 2006, are not comparable to its consolidated financial statements for periods as of or after November 16, 2006.

Also in accordance with SOP 90-7, pre-petition liabilities subject to compromise are segregated in the Predecessor’s balance sheet and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that resulted from the reorganization are reported separately as reorganization items in the Predecessor’s statements of operations. Net cash used for reorganization items is disclosed separately in the Predecessor’s statements of cash flows.

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the Plan effects and adjustments required by fresh-start reporting) considered necessary for a fair presentation have been included. Operating results for the interim periods ended November 15, 2006, and April 4, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2007.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Predecessor’s Condensed Consolidated Balance Sheet as of June 28, 2006, was derived from its audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the fiscal year ended June 28, 2006, contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. For further information, refer to the consolidated financial statements and notes thereto included in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006.

The Company’s first three fiscal quarters contained 40 weeks. As previously described, on November 15, 2006, the Company adopted fresh-start reporting, which created a new reporting entity, the Successor. As a result, the results of operations reflect 20 weeks ended November 15, 2006, of the Predecessor and 20 weeks ended April 4, 2007, of the Successor in order to report what was historically the fiscal year to date as of April 4, 2007.

The Company: As of April 4, 2007, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 521 retail stores, with five fuel centers and 59 liquor stores. In support of its stores, the Company operated six distribution centers and three manufacturing operations.

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

Cash and Cash Equivalents: Book overdrafts of $12.9 million and $4.2 million were classified as accounts payable in the accompanying Condensed Consolidated Balance Sheets as of April 4, 2007, and June 28, 2006, respectively.

Property, Plant and Equipment: In accordance with fresh-start reporting, property, plant and equipment was revalued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), as of November 15, 2006 (see Note 5). Property, plant and equipment purchased subsequent to November 15, 2006, is stated at historical cost.

Interest costs on construction projects are capitalized as part of the costs of the newly

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

constructed facilities. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset. Building depreciation is based on a life of forty years. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from five to ten years. Distribution and manufacturing equipment depreciation is based on a life of ten years. Amortization of improvements to leased facilities is based on the term of the lease or the estimated useful life of the improvement, whichever is less.

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the Company’s estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this comparison indicates that there is impairment, an impairment loss is recorded for the excess of net book value over the fair value of the impaired asset. Fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques.

Factors such as changes in economic conditions and changes in operating performance significantly affect the Company’s judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause the Company to recognize a material impairment charge.

Intangible Assets: Intangible assets primarily consist of favorable leases, pharmacy prescription files, software, liquor licenses and the Company’s trade name and trademark. Intangible assets related to favorable leases are amortized over the lesser of the remaining lease term, including renewal options, or seventeen years. Amortization of favorable leases is recognized as an increase in rent expense within other operating and administrative expenses. Other intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets, which range from four to seven years.

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

Unfavorable Leases: As a result of fresh-start reporting, the Company recorded unfavorable leases, which resulted from lease agreements with contract terms in excess of market value terms. Amortization is recognized on a straight-line basis over the remaining term of the lease as a reduction of rent expense within other operating and administrative expenses.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Classification of Income Tax Interest and Penalties: The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) as of November 15, 2006, as required by fresh-start reporting (see Note 20). The Company classifies interest expense related to income tax uncertainties as a component of interest expense. Any related penalties are included in other operating and administrative expenses.

Reclassifications: The Company reclassified the results of operations to present most locations sold or closed in fiscal 2007 and fiscal 2006 as discontinued operations (see Note 17). Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

4.	Earnings (Loss) per Share

Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding on the assumed vesting and exercise of all common stock equivalents (options, restricted stock and restricted stock units), subject to anti-dilution limitations.

The weighted-average number of common shares outstanding used in the calculations of diluted earnings (loss) per share excluded approximately 1.7 million common stock equivalents for the 12 and 20 weeks ended April 4, 2007, and 6.5 million, 7.3 million, and 7.6 million common stock equivalents for the 20 weeks ended November 15, 2006, and the 12 and 40 weeks ended April 5, 2006, respectively.

5.	Fresh-Start Reporting

In accordance with SOP 90-7, fresh-start reporting was required upon emergence from Chapter 11 because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of the Company’s assets was less than its post-petition liabilities and allowed claims.

All conditions required for the adoption of fresh-start reporting were met on November 21, 2006. However, in light of the proximity of that date to the Company’s November 15, 2006, accounting period end, the effects of fresh-start reporting and the Plan of Reorganization, including the cancellation of the Predecessor’s common stock and the issuance of the Successor’s common stock, were reported for accounting purposes as if they occurred on November 15, 2006. Applying fresh-start reporting as of November 15, 2006, instead of November 21, 2006, did not result in a material difference to the Company’s results of operations or financial condition.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

With the assistance of a financial advisor, the Company applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a guideline company approach, in which valuation multiples observed from industry participants were considered and comparisons were made between the expected performance of the Company relative to other industry participants to determine appropriate multiples to apply to the Company’s financial metrics; (ii) review and analysis of several recent transactions of companies determined to be similar to the Company; and (iii) a calculation of the present value of the future cash flows based on the Company’s projections as included in the disclosure statement related to the Plan. The reorganization value of Winn-Dixie was determined to be $759 million in the disclosure statement related to the Plan. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

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

Adjustments to reflect the revaluation of assets and liabilities and the write-off of the Predecessor’s equity accounts resulted in a net gain of $144.8 million. The restructuring of the Company’s capital structure and resulting discharge of pre-petition debt resulted in a gain of $188.2 million. Both of these gains were recorded as reorganization items in the Predecessor’s statement of operations (see Note 16).

Fresh-start reporting resulted in the selection of appropriate accounting policies for the Successor. The significant accounting policies disclosed in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, were adopted by the Successor, though many of the account balances were affected by the adjustments detailed below. See Note 3 for further information regarding the Company’s significant accounting policies. SOP 90-7 also required the Company to adopt, on November 15, 2006, all accounting guidance that would otherwise be effective within twelve months (see Note 20).

The following table presents the effects of transactions outlined in the Plan and adoption of fresh-start reporting on the Company’s Consolidated Balance Sheet as of November 15, 2006.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The table reflects settlement of various liabilities, cancellation of existing stock, issuance of new stock, and other transactions, as well as the fresh-start adjustments such as revaluation of assets and liabilities to fair values and recording of certain intangible assets. In accordance with SFAS 141, the allocation of the reorganization value to individual assets and liabilities is subject to adjustment as additional or improved information becomes available, which may result in revisions to the fresh-start valuation adjustments presented below. The Company expects to finalize this allocation no later than the end of the current fiscal year.

Included in liabilities subject to compromise of $1.1 billion were amounts settled with stock valued at $759.0 million.

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
Cash and cash equivalents	$198,830	(40,959)	a	—		157,871
Trade and other receivables, net	139,047	(47,148)	b	4,558	g	96,457
Merchandise inventories, net	509,449	—		147,314	f	656,763
Other current assets	114,305	2,344	c	19,728	g	136,377

Total current assets	961,631	(85,763)		171,600		1,047,468
Property, plant and equipment, net	468,939	—		(237,587)	g	231,352
Intangibles and other assets	75,000	7,114	c	331,545	g	413,659

Total assets	$1,505,570	(78,649)		265,558		1,692,479

Accounts payable	$217,354	44,325	b	(6,698)	g	254,981
Current borrowings under DIP Credit Facility	39,956	(39,956)	a	—		—
Other current liabilities	308,870	31,741	d	(17,228)	g	323,383

Total current liabilities	566,180	36,110		(23,926)		578,364
Non-current liabilities	187,709	22,759	b	144,647	g	355,115

Total liabilities not subject to compromise	753,889	58,869		120,721		933,479
Liabilities subject to compromise	1,058,068	(1,058,068)	b	—		—

Total liabilities	1,811,957	(999,199)		120,721		933,479

Common stock	141,858	(141,804)	e	—		54
Additional paid-in-capital	37,247	910,040	e	(188,341)	h	758,946
Accumulated deficit	(463,037)	152,314	e	310,723	h	—
Accumulated other comprehensive loss	(22,455)	—		22,455	h	—

Total shareholders’ (deficit) equity	(306,387)	920,550		144,837		759,000

Total liabilities and shareholders’ (deficit) equity	$1,505,570	(78,649)		265,558		1,692,479

a.	Primarily reflects the payment of the DIP Credit Facility (as defined in Note 12) and related accrued interest.
b.	Reflects the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Plan of Reorganization, including offset of certain accounts receivable, the settlement of remaining liabilities subject to compromise through accrual of reinstated obligations or distributions payable and the accrual of insurance costs related to the confirmation of the Plan and debt issuance costs of the Credit Agreement.
c.	Reflects escrow deposits and the capitalization of debt issuance costs of the Credit Agreement, net of the write-off of unamortized debt issuance costs of the DIP Credit Facility.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

d.	Reflects the accrual of contract cure costs of assumed contracts and leases and professional fees related to the consummation of the Plan.
e.	Reflects the issuance of the Successor’s common stock to pre-petition creditors, the cancellation of the Predecessor’s common stock, the gain on discharge of liabilities subject to compromise and other costs incurred pursuant to the Plan.
f.	Primarily reflects a change to the carrying value of inventory to reflect the reversal of the LIFO reserve and other adjustments to FIFO values.
g.	Reflects revaluation of assets and liabilities to fair values, including recognition of certain intangible assets and the reduction of non-current assets in accordance with SFAS 141.
h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in the Successor’s equity value of $759.0 million.

6.	Inventory

The Company uses the last-in-first-out (“LIFO”) method to value approximately 85% of its inventory. The table below summarizes the LIFO (charge) benefit included in cost of sales and the corresponding impact on net income (loss) and diluted earnings (loss) per share if the Company had used the first-in-first-out (“FIFO”) method.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Successor		Predecessor
	12 weeks ended April 4, 2007		12 weeks ended April 5, 2006
LIFO charge, total		$(2,275)	(1,200)

Net income increase if using FIFO		$1,399	N/A
Net loss decrease if using FIFO	$	N/A	1,200

Diluted earnings per share increase if using FIFO		$0.03	N/A
Diluted loss per share decrease if using FIFO	$	N/A	0.01

	Successor		Predecessor
	20 weeks ended April 4, 2007		20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
LIFO (charge) benefit, total		$(2,925)	1,777	37,796
LIFO benefit included in discontinued operations		—	—	36,322

Net income increase (decrease) if using FIFO		$1,799	(1,777)	N/A
Net loss decrease if using FIFO	$	N/A	N/A	(37,796)

Diluted earnings per share increase (decrease) if using FIFO		$0.03	(0.01)	N/A
Diluted loss per share decrease if using FIFO	$	N/A	N/A	(0.27)

For the 40 weeks ended April 5, 2006, the LIFO inventory benefit recognized was primarily a result of estimated liquidations of prior LIFO layers due to reductions in FIFO inventory carrying values from June 29, 2005, caused by the exit of stores and three distribution centers included in the 2005 Restructure Plan (see Note 17).

As of November 15, 2006, the Predecessor’s LIFO reserve balance of $151.0 million was reversed to reorganization gain as a result of fresh-start reporting (see Note 5).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Property, Plant and Equipment

	Successor	Predecessor
	April 4, 2007	June 28, 2006
Land and land improvements	$12,215	25,694
Buildings	44,237	114,444
Furniture, fixtures, machinery and equipment	120,930	961,696
Transportation equipment	15,401	65,721
Improvements to leased facilities	53,869	407,695
Construction in progress	10,157	4,944

	256,809	1,580,194
Less: Accumulated depreciation	(19,511)	(1,088,689)

	237,298	491,505

Leased property under capital leases, less accumulated amortization of $459 ($12,557 at June 28, 2006)	5,547	5,325

Property, plant and equipment, net	$242,845	496,830

Property, plant and equipment were revalued and accumulated depreciation and amortization were eliminated as of November 15, 2006, as a result of fresh-start reporting (see Note 5).

8.	Intangible Assets

The table below provides information about intangible assets, which generally were recorded as of November 15, 2006, as a result of fresh-start reporting (see Note 5):

	Successor			Predecessor
	Weighted average remaining amortization period (years)	April 4, 2007		June 28, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Favorable leases	17	$271,150	(6,275)	—	—
Pharmacy prescription files	7	26,468	(1,453)	6,197	(5,478)
Software	3	36,317	(4,245)	103,500	(71,294)

Total		$333,935	(11,973)	109,697	(76,772)

Unamortized Intangible Assets
Trade name and trademark		$23,954		—
Liquor licenses		7,809		6,054

		$31,763		6,054

Aggregate Amortization Expense
For the 20 weeks ended April 4, 2007		$11,973

Estimated Amortization Expense
Remaining for fiscal 2007		$7,236
Fiscal 2008		31,210
Fiscal 2009		27,319
Fiscal 2010		24,238
Fiscal 2011		23,664
Thereafter		208,295

		$321,962

9.	Impairment Charges

Impairment charges were comprised of the following:

	Predecessor
	12 weeks ended April 5, 2006	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Store facilities	$447	20,778	3,058
Distribution centers	—	—	5,696
Other	—	—	305

Total, continuing operations	447	20,778	9,059

Impairment charges - discontinued operations	4,879	79	7,393

Total impairment charges	$5,326	20,857	16,452

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

During the 20 weeks ended November 15, 2006, and the 12 and 40 weeks ended April 5, 2006, the Company estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the net book values of the related assets, resulting in the impairment charges identified above. No impairment charges were recorded for the 12 and 20 weeks ended April 4, 2007.

10.	Income Taxes

Income tax expense of $8.4 million and $7.6 million was recognized for the 12 and 20 weeks ended April 4, 2007, respectively. The expense will not result in significant cash payments due to the availability of net operating losses (“NOLs”), as further described below. Income tax benefits recognized for the 20 weeks ended November 15, 2006, and the 12 and 40 weeks ended April 5, 2006, were attributable to the Company’s ability to carry back certain NOLs related to the respective periods and certain refundable credits. For the 20 weeks ended November 15, 2006, the Company also recorded a benefit of $11.6 million associated with the resolution of a state tax matter.

Valuation Allowance

As of April 4, 2007, the Company maintained a deferred tax liability of $11.0 million, which was attributable to unamortized intangible assets (trade name and trademark and liquor licenses).

The Company maintains a full valuation allowance against all other net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

Bankruptcy-related Tax Matters

The Company has not finalized its assessment of the tax effects of the Plan. The Company estimates that as of emergence (which assumes settlement of all bankruptcy claims) it had NOL carryforwards of $500 million to $600 million, which will be available to reduce future cash payments for income taxes. This range of $100 million is primarily attributable to the Company’s estimate of deductions related to the settlement of claims and certain tax elections. Given the complexity of the analysis and the federal income tax rules regarding Chapter 11 proceedings, as well as other uncertainties, this estimate is subject to revision, which could be significant.

The Company estimates the income from the extinguishment of debt for federal income tax reporting purposes will be approximately $100 million, pending ultimate settlement of claims and other matters. This estimate is subject to revision, which could be significant. This gain is not taxable because it resulted from the Company’s reorganization under the Bankruptcy Code. For federal income tax purposes, as of the beginning of the Company’s fiscal 2007 taxable year, it is required to reduce certain tax attributes, including NOL carryforwards, certain tax credit carryforwards and tax bases of assets, in an amount equal to the income from the extinguishment of debt.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The ultimate utilization of the Company’s NOL carryforwards and other tax attributes will depend on several factors, including its future financial performance and certain federal income tax qualifications and elections under §382 of the Internal Revenue Code. Management currently expects to qualify under §382(l)(5) and make this election in its fiscal 2007 return. Under §382(l)(5), the Company will have unlimited use of its NOLs if there is not a change of ownership (as defined by the Internal Revenue Code) before November 21, 2008. If the Company does not qualify under or elects out of §382(1)(5), it will be subject to an annual limitation on the use of its NOLs and certain deductions under §382(l)(6), which may limit its ability to fully utilize the NOL carryforwards discussed above. To preserve the NOL carryforwards available to the Company after emergence, the Successor’s Articles of Incorporation impose certain restrictions on the transfer of its common stock.

The benefits associated with any future recognition of tax attributes existing at the time of emergence will not reduce income tax expense; rather they will first reduce intangible assets to $0 and will then increase shareholders’ equity.

FIN 48

As of April 4, 2007, the Company had $22.1 million of unrecognized tax benefits; if recognized, none of this amount would impact the effective income tax rate. There were no material changes in the Company’s unrecognized tax benefits during the 12 weeks ended April 4, 2007. In addition, the Company had a liability of $7.4 million related to the settlement of the examination of its federal income tax returns for fiscal years 2000-2002. The Company anticipates that the Internal Revenue Service’s (“IRS”) examination of fiscal years 2003-2004 will be completed during the next twelve months. Interest expense and penalties related to the IRS examinations reported in the accompanying statements of operations were insignificant. The Company does not anticipate that it will record any significant increase or decrease to the unrecognized tax benefit during the next 12 months.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Fresh-start reporting discharged most of the Predecessor’s pre-petition liabilities and reclassified the remaining liabilities subject to compromise to the appropriate liability accounts under the terms of the Plan (see Note 5).

12.	Debt

	Successor	Predecessor
	April 4, 2007	June 28, 2006
$725.0 million Credit Agreement	$44	—
$800.0 million DIP Credit Facility	—	40,000
8.875% Senior Notes	—	300,000
Mortgage note payable	—	396

Total	44	340,396
Less amounts subject to compromise	—	(300,000)
Less current portion	—	(40,232)

Long-term portion	$44	164

Successor

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs of $9.2 million are being amortized over the term of the Credit Agreement. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability and Reserves.

There were no material borrowings under the Credit Agreement on the Effective Date. As of the Effective Date, existing letters of credit under the DIP Credit Facility (defined below) were rolled over as letters of credit under the Credit Agreement. Letters of credit are considered reserves against the borrowing availability. During the 12 weeks ended April 4, 2007, there were no borrowings under the Credit Agreement other than fees charged by the lender. As of April 4, 2007, $44 thousand was outstanding.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”) plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of April 4, 2007, the rates in effect for

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus 2.0%, at the Company’s option. For amounts borrowed in excess of the first $50.0 million, the rates in effect as of April 4, 2007, were LIBOR plus 1.75% or Prime. Also in effect as of April 4, 2007, was a standby letter of credit fee of 1.75%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0% and a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants require that the Company maintain Excess Availability of at least $75.0 million to avoid triggering the financial covenants regarding (i) minimum consolidated EBITDA (as defined in the Credit Agreement) and (ii) minimum consolidated EBITDA less Capital Expenditures. At all times, Excess Availability, as defined, is not permitted to fall below $50.0 million, which effectively reduces the Company’s borrowing ability. In addition, certain covenants substantially restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement. As of April 4, 2007, the Company was in compliance with all covenants then applicable.

As of April 4, 2007, borrowing availability was $391.7 million, as summarized below:

April 4, 2007
Lesser of Borrowing Base or Credit Agreement capacity [1]	$441,712
Outstanding borrowings	(44)

Excess Availability	441,668
Limitation on Excess Availability	(50,000)

Borrowing availability	$391,668

[1]	Net of Reserves of $245.4 million, including $227.4 million related to outstanding letters of credit.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

As of April 4, 2007, letters of credit totaling $227.4 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs. An additional $3.0 million in letters of credit were issued outside of the Credit Agreement and secured by marketable securities owned by the Company that were valued at $4.8 million as of April 4, 2007.

Predecessor

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

specified debtor subsidiaries to enter into an $800.0 million credit facility (the “DIP Credit Facility”). As of both the Effective Date and June 28, 2006, the outstanding balance on the DIP Credit Facility was $40.0 million on the term loan portion of the facility. On the Effective Date, the Company repaid the DIP Credit Facility, which was then terminated. In addition to the DIP Credit Facility, the Predecessor had $300.0 million of outstanding senior notes (the “Notes”), which were included in liabilities subject to compromise in the Predecessor’s balance sheet as of June 28, 2006. In accordance with the Plan, the Notes were cancelled and the holders thereof received shares of the Successor’s common stock. In accordance with SOP 90-7, as of the Petition Date, the Predecessor ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes. See the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, for more information about the DIP Credit Facility and the Notes.

13.	Retirement Plans

Retiree Medical Plan

The Company provides medical insurance benefits to current and future retirees until age 65. Employees are eligible for benefits after attaining 55 years of age and ten years of full-time service with the Company. Other than retirees and active employees who had reached 55 years of age and had 20 years of service as of January 1, 2003, all covered individuals contribute amounts expected to be the full cost of coverage under the plan.

The components of net periodic benefit expense for the retiree medical plan and the death benefit continued by the Successor (see Defined Benefit Plan below) consisted of the following:

	Successor	Predecessor
	12 weeks ended April 4, 2007	12 weeks ended April 5, 2006
Interest cost	$363	(228)
Amortization of prior service cost	—	359
Curtailment loss	—	1,085

Net periodic benefit expense	$363	1,216

	Successor	Predecessor
	20 weeks ended April 4, 2007	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Interest cost	$604	241	346
Amortization of prior service cost	—	532	1,484
Curtailment loss	—	—	1,085

Net periodic benefit expense	$604	773	2,915

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following summarizes the changes in the postretirement benefit obligation:

Predecessor
Benefit obligation at June 28, 2006	$11,765
Interest cost	241
Actuarial gain	(225)
Benefits paid	(740)

Benefit obligation at November 15, 2006	$11,041

Successor
Benefit obligation at November 15, 2006	$11,041
Death benefit obligation at November 15, 2006	17,712
Interest cost	604
Benefits paid	(241)

Benefit obligation at April 4, 2007	$29,116

Fresh-start reporting resulted in the recognition of $5.6 million of unrecognized actuarial gain and prior service cost as of November 15, 2006 (see Note 5).

To determine net periodic benefit expense for the period from June 30, 2005, to December 31, 2005, the Company used a discount rate of 4.75%. The discount rate was revised as of January 1, 2006, to 5.25% for the remainder of fiscal 2006 due to accounting for the portion of benefits related to terminated employees as a curtailment. The Company used a discount rate of 6.20% for the 20 weeks ended November 15, 2006. Due to fresh-start reporting, the discount rate was revised to 5.65% for the period from November 16, 2006, to June 27, 2007.

Assumed health care cost rates significantly affect amounts reported for the retiree medical plan. The health care cost trend rate assumed for fiscal 2007 was 8.5%. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.5%, which is assumed to be reached in fiscal 2012.

The following benefit payments are expected to be paid during the indicated fiscal years:

Remainder of 2007	$750
2008	3,000
2009	3,000
2010	2,700
2011	2,500
Years 2012-2016	8,100

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Defined Benefit Plan

The Predecessor had a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provided retirement and death benefits to certain executives and other members of management. The plan was a non-funded contributory plan. As of the Effective Date, the Defined Benefit Plan was terminated under the Plan of Reorganization. The retirement benefit portion of the liability was settled as unsecured claims through the issuance of stock. The Successor continued the death benefit portion, which is included in the postretirement benefit obligation as of April 4, 2007.

For the Defined Benefit Plan, the components of net periodic benefit expense and amounts recognized in other comprehensive income (loss) consisted of the following:

	Predecessor
	12 weeks ended April 5, 2006	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Interest cost	$1,059	1,957	3,530
Recognized net actuarial loss	939	672	3,131

Net periodic benefit expense	1,998	2,629	6,661

Net (gain) loss recognized in other comprehensive income	(713)	1,854	(2,905)

Total recognized in net periodic benefit expense and other comprehensive income	$1,285	4,483	3,756

The following summarizes the changes in the projected benefit obligation:

Predecessor
Benefit obligation at June 28, 2006	$87,861
Interest cost	1,957
Actuarial loss	2,526
Benefits paid	(1,989)
Discharge of liability under the Plan (see Note 5)	(72,643)
Death benefit continued	(17,712)

Benefit obligation at November 15, 2006	$—

For fiscal 2006, the discount rate used to determine net periodic benefit expense for the Defined Benefit Plan was 4.75%. The discount rate used for the 20 weeks ended November 15, 2006, was 6.20%.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Supplemental Retirement Plan

The Predecessor had a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. A liability of $15.5 million was included in liabilities subject to compromise as of June 28, 2006. On emergence, the supplemental retirement benefits were settled as unsecured claims through the issuance of stock (see Note 5) and the supplemental retirement plan was terminated.

14.	Share-Based Payments

Successor

General information

As part of the Plan of Reorganization, the Court approved the Winn-Dixie Stores, Inc. Equity Incentive Plan (the “EIP”). Under the EIP, the Compensation Committee of the Company’s Board of Directors may grant up to 5.4 million share-based awards to officers, employees, and directors, among others. Grants may include stock options, restricted stock and restricted stock units, as well as other forms of share-based payments. As of April 4, 2007, 2.7 million share-based awards were available for future grant under the EIP.

The shares may be issued from authorized and unissued shares of the Company’s common stock or from treasury stock. The Company’s policy is to issue treasury shares in satisfaction of share-based awards unless there are insufficient treasury shares, in which case new shares would be issued. Expired or forfeited awards generally become available for re-issuance. Vesting and, if applicable, exercise of share-based payments generally are contingent on continued employment.

The Company generally recognizes compensation expense on a straight-line basis over the vesting period of share-based awards. For the 12 and 20 weeks ended April 4, 2007, total compensation expense related to share-based awards was $1.2 million and $1.3 million, respectively. As of April 4, 2007, the Company had $22.6 million of unrecognized compensation expense related to share-based awards, which it expects to recognize over a weighted-average period of 1.65 years.

Options

In accordance with the EIP, the exercise price of an option cannot be less than the fair value of the Company’s common stock on the grant date. Options generally vest in equal installments on the first three anniversary dates of the grants and generally expire 7 years from the grant date. No options were exercised or expired during the 20 weeks ended April 4, 2007; no options were exercisable as of April 4, 2007; other changes during that period were:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of Nov. 16, 2006	—	$—
Granted	1,738	15.85
Forfeited	(4)	16.77

Outstanding as of April 4, 2007	1,734	$15.85	6.8	$3,559

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumed a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable companies whose shares are traded using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent emergence from bankruptcy, its historical volatility data was not considered in determining expected volatility. The expected life of the options was determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant date fair value of the options granted during the 20 weeks ended April 4, 2007, was $5.82, determined using the following assumptions:

Risk-free interest rate	4.64%
Expected dividend yield	0%
Expected life (years)	4.6
Expected volatility	34.75%

Restricted Stock Units

Restricted stock units (“RSUs”) are payable upon vesting as one share of common stock for each unit. The RSUs generally vest in equal installments on the first three anniversary dates of the grants. The RSUs do not have voting rights and are not entitled to dividends, if declared. The weighted-average grant-date fair value of the RSUs is based on the fair value of the Company’s stock on the grant dates.

During the 20 weeks ended April 4, 2007, no RSUs vested; other changes during that period were:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of Nov. 16, 2006	—	$—
Granted	925	15.73
Forfeited	(2)	16.77

Nonvested balance as of April 4, 2007	923	$15.73

Predecessor

The Predecessor issued no share-based payments during the 20 weeks ended November 15, 2006. As of November 15, 2006, the following share-based payments were outstanding: approximately 3.2 million stock options, 2.8 million restricted stock units and 0.5 million shares of restricted stock. Under the Plan of Reorganization, all of these share-based payments were canceled as of the Effective Date. For the 20 weeks ended November 15, 2006, share-based compensation expense was $11.6 million, which included the accelerated recognition of $9.2 million of compensation expense due to the cancellation of the Predecessor’s share-based payments. See further information in Note 5.

15.	Leases

Lease Commitments

Under the Bankruptcy Code, the Company rejected a number of executory contracts, including leases and subleases. As a result, the future contractual minimum lease payments, for both facilities and equipment, under operating leases with remaining terms in excess of one year have changed significantly since June 28, 2006. There has been no significant change to the future contractual minimum lease payments for capital leases since June 28, 2006. The following summarizes the Company’s commitments related to operating leases as of April 4, 2007, for the indicated fiscal years:

	Operating	Subleases	Net
Remainder of fiscal 2007	$53,025	(446)	52,579
Fiscal 2008	206,417	(1,783)	204,634
Fiscal 2009	201,868	(1,356)	200,512
Fiscal 2010	192,193	(789)	191,404
Fiscal 2011	181,521	(685)	180,836
Thereafter	1,067,181	(232)	1,066,949

	$1,902,205	(5,291)	1,896,914

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

The balance as of November 15, 2006, related to one facility, only a portion of which was closed. The Successor will pay this liability in the normal course of business over the remaining term of the lease. The additions/adjustments amount includes the effect on operations from the accretion of the present value of the expected future rental payments, additional leases added to the accrual and adjustments due to the settlement of certain existing leases. The utilization amount includes payments made for rent and related costs. The table above excluded lease rejection claims, which were classified as liabilities subject to compromise.

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

Reorganization items were amounts incurred by the Predecessor as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Predecessor
	12 weeks ended April 5, 2006	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Gain on extinguishment of debt	$—	(188,197)	—
Revaluation of assets and liabilities	—	(144,837)	—
Professional fees	8,764	31,192	32,255
Lease rejections	2,054	(42,799)	(269,777)
Employee costs	1,961	1,574	5,805
Interest income	—	(3,583)	—
Estimated claims adjustments and other, net	(1,417)	12,220	(7,035)

Reorganization items, net	$11,362	(334,430)	(238,752)

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

Fiscal 2007 Sales and Closures

During the 20 weeks ended November 15, 2006, the Company closed seven U.S. stores and sold its 78% ownership interest in Bahamas Supermarkets Limited, which owned all of the Company’s operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, included in gain on disposal of discontinued operations for the 20 weeks ended November 15, 2006. Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

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

Financial Information

The following presents a summary of the results of discontinued operations:

	Predecessor
	12 weeks ended April 5, 2006	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Net sales from discontinued operations	$107,062	24,180	688,817

(Loss) earnings from discontinued operations	$(9,303)	2,333	(140,706)
Gain (loss) on disposal of discontinued operations	9,551	17,922	(312,507)

Net earnings (loss) from discontinued operations	$248	20,255	(453,213)

The following tables reflect the net restructuring charges and (gain) loss on disposal, all of which were recorded by the Predecessor:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Predecessor
	12 weeks ended April 5, 2006	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Restructuring:
Gain on sale/retirement, net	$(1,026)	(465)	(9,033)
Lease termination cost	—	154	25,278
Employee termination costs	282	228	5,173
Other location closing costs	965	869	3,286

Restructuring charge, net	$221	786	24,704

(Gain) loss on disposal of discontinued operations:
Gain on sale/retirement, net	$(3,565)	(30,296)	(52,404)
LIFO liquidation	—	—	(36,322)
Lease termination (gain) cost	(8,139)	10,691	356,654
Employee termination costs	325	(11)	21,714
Other location closing costs	1,828	1,694	22,865

Net (gain) loss on disposal	$(9,551)	(17,922)	312,507

The following table summarizes the change in liabilities recorded for restructuring plans:

	Total	Employee Termination Costs	Other Location Closing Costs
Predecessor:
Balance at June 28, 2006	$3,624	1,359	2,265
Additions	663	368	295
Utilizations	(2,991)	(1,155)	(1,836)
Adjustments	(175)	(175)	—

Balance at Nov. 15, 2006	$1,121	397	724

Successor:
Balance at Nov. 15, 2006	$1,121	397	724
Utilizations	(444)	(278)	(166)
Adjustments	(386)	(46)	(340)

Balance at April 4, 2007	$291	73	218

Employee termination costs are included in accrued wages and salaries in the Condensed Consolidated Balance Sheets; other location closing costs are included in accrued expenses.

18.	Comprehensive Income (Loss)

Predecessor comprehensive income (loss) differs from net income (loss) as shown on the Condensed Consolidated Statements of Operations due to realized and unrealized changes in the fair values of marketable securities and additional minimum pension liability adjustments.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Successor comprehensive income differs from net income due to unrealized changes in the fair values of marketable securities. These items are excluded from operations and are instead recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit). Substantially all of the change in accumulated other comprehensive income (loss) for the period June 28, 2006, to April 4, 2007, was due to fresh-start reporting (see Note 5).

	Successor	Predecessor
	12 weeks ended April 4, 2007	12 weeks ended April 5, 2006
Net income (loss)	$17,829	(29,014)
Unrealized gain on marketable securities	18	211
Minimum pension liability adjustment	—	713

Comprehensive income (loss)	$17,847	(28,090)

	Successor	Predecessor
	20 weeks ended April 4, 2007	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Net income (loss)	$7,880	272,129	(344,068)
Realized gain on marketable securities	—	—	577
Unrealized gain on marketable securities	19	204	219
Minimum pension liability adjustment	—	(1,854)	2,905

Comprehensive income (loss)	$7,899	270,479	(340,367)

19.	Commitments and Contingencies

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

Litigation

On the Petition Date, Winn-Dixie Stores, Inc. and 23 of its then-existing subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. Two of the then-existing wholly owned subsidiaries of Winn-Dixie Stores, Inc. did not file petitions under Chapter 11 of the Bankruptcy Code. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan, making certain immaterial modifications to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). On November 9, 2006, the Court entered its order confirming the Plan of Reorganization.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the bankruptcy court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. As of the date hereof, the appeals remain pending. The Debtors intend to move to dismiss the appeals as moot, based upon the substantial consummation of the Plan. The Debtors do not believe that the appeals will have a material impact on the Plan or the Company.

During the Chapter 11 case, the Company operated the business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, the Company was authorized to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, were stayed and other contractual obligations of the Debtors generally could not be enforced. The rights of creditors and ultimate payments by the Company under pre-petition obligations were addressed in the Plan of Reorganization. See Note 1 for additional information.

In February 2004, several putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims were consolidated and were to proceed as separate, single actions. The consolidated complaint has not yet been filed in either action. As a result of the Company’s Chapter 11 filing, the automatic stay prevented the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company were subordinated under the Plan pursuant to the provisions of 11 U.S.C. §510(b) and were treated in the same manner as the Company’s existing shares, which were cancelled without any distribution, and such claims were discharged as against the Company. The discharge injunction imposed by the Plan will protect the Company from the assertion of these claims in the future. As to the individual co-defendants, on May 10, 2005, the District Court entered an order staying both lawsuits as to all parties and all issues in light of the Company’s Chapter 11 filing. Both lawsuits and the claims asserted against the individual co-defendants remain pending.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In July 2004, attorneys representing a purported shareholder forwarded to the Company’s Board of Directors a written demand that it commence a derivative legal proceeding on behalf of the Company against the Board of Directors and the Company’s officers and directors who served from May 6, 2002, through July 23, 2004. This demand contended that these various individuals violated their fiduciary duties to the Company by allegedly filing and issuing false and misleading financial statements, by allegedly causing the Company to engage in unlawful conduct or failing to oversee the Company to prevent such misconduct, and by allegedly receiving without entitlement certain retirement benefits, long-term compensation and bonuses. The Company believed that all of these claims were without merit. Moreover, any derivative claims belonged to the Company’s Chapter 11 estate and the automatic stay prevented any party other than the Company from pursuing such claims. Under the Plan, any such claims were released by the Company.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company vigorously defends these actions. As a result of the Company’s Chapter 11 filing, with certain exceptions or unless otherwise ordered by the Court, the automatic stay prevented parties from pursuing any pre-Petition Date claims and lawsuits, and all liabilities alleged against the Debtors in such claims and lawsuits were treated in the Company’s Chapter 11 cases either pursuant to the Plan or as otherwise ordered by the Court. Except as provided for in the Plan or as otherwise ordered by the Court, all pre-Petition Date claims have been discharged as against the Company. The discharge injunction imposed by the Plan should protect the Company from the assertion of these claims in the future. Claims and lawsuits based on liabilities arising after the Petition Date but before the Effective Date generally were not subject to the automatic stay. Such claims, however, were generally subject to an administrative claims bar date imposed under the Plan. See Note 1 for additional information.

20.	New Accounting Pronouncements

In accordance with SOP 90-7, the Company was required to adopt all new accounting pronouncements on emergence from bankruptcy, if issued prior to emergence and with an effective date within one year of the date of adoption of fresh-start reporting. As a result, the Company adopted FIN 48, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), and Staff Accounting Bulletin No. 108 (“SAB 108”) as of November 15, 2006, as described below.

FIN 48 prescribes accounting for and disclosure of uncertainty in tax positions. SFAS 158 requires the recognition of changes in the funded status of a benefit plan in comprehensive income in the year in which the changes occur. SFAS 158 also requires recognition of the

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

over-funded or under-funded status of defined benefit postretirement plans as an asset or liability in the balance sheet and requires measurement of the funded status of a plan as of the balance sheet date. SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting from potential build up of improper amounts on the balance sheet. Adoption of these standards had no effect on the Company’s results of operations. See Notes 10 and 13 for additional disclosures required by FIN 48 and SFAS 158, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument–by–instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in net earnings at each subsequent reporting date. SFAS 159 is effective for the Company for the fiscal year beginning June 26, 2008. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its Consolidated Financial Statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of April 4, 2007, which was the end of our most recently completed fiscal quarter.

As a result of the application of fresh-start reporting in accordance with SOP 90-7, the Company’s financial statements for periods prior to November 16, 2006, are not comparable to its financial statements for periods on or after November 16, 2006. References to the “Successor” refer to Winn-Dixie on or after November 16, 2006, after application of fresh-start reporting. References to the “Predecessor” refer to Winn-Dixie prior to November 16, 2006. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. See Note 5, Fresh-Start Reporting, for further information.

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

COMBINED FINANCIAL RESULTS OF THE PREDECESSOR AND SUCCESSOR

Management’s discussion and analysis of the results of operations compares the 12 and 40 weeks ended April 4, 2007, to the 12 and 40 weeks ended April 5, 2006. Management’s discussion of liquidity compares the 40 weeks ended April 4, 2007, to the 40 weeks ended April 5, 2006. Presentation of the combined financial information of the Predecessor and Successor is not in accordance with generally accepted accounting principles. However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results provide management and investors a better perspective of the Company’s on-going financial and operational performance and trends. In addition, the application of fresh-start reporting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales for the 12 weeks ended April 4, 2007, were $1.7 billion, an increase of $24.3 million, or 1.5%, compared to the same period in the prior fiscal year. Net sales for the 40 weeks ended April 4, 2007, were $5.5 billion, an increase of $43.0 million, or 0.8%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales for continuing operations stores, which include store enlargements and exclude the sales from stores that opened or closed during the period, increased 1.6% for the 12 weeks ended April 4, 2007, compared to the same period in the prior fiscal year. Identical store sales increased 1.7% for the 40 weeks ended April 4, 2007, compared to the same period in the prior fiscal year. Identical sales for the 12 and 40 weeks ended April 4, 2007, exclude sales for two stores that re-opened during the second quarter of fiscal 2007 and sales from stores closed in fiscal 2006 and fiscal 2007, including stores closed as a result of damage caused by Hurricane Katrina.

Basket size (average sales per customer visit on identical sales) increased 3.6% and 3.2% for the 12 and 40 weeks ended April 4, 2007, respectively, compared to the same periods in the prior year. We believe the increase in basket size is due to improved store execution and customer service, the introduction of merchandising initiatives including pricing and promotional programs, and new brand marketing initiatives. The transaction count (number of customer visits on identical sales) declined 2.0% and 1.4% for the 12 and 40 weeks ended April 4, 2007, respectively, compared to the same periods in the prior fiscal year. We believe the primary factors causing the decline are the age of certain store facilities and competition from grocery and other stores, including new store openings in our markets. Basket size increased 1.3% and transaction count declined 1.9% for the 16 weeks ended January 10, 2007, as compared to the same period in the prior fiscal year.

Competition remains a key factor that negatively affects our identical store sales, particularly on the opening of a new competitor store. Our competitive rebuttal program uses targeted promotions, improved store conditions, training and neighborhood merchandising, prior to and during selected competitor store openings, in an effort to drive sales and customer traffic and thus maintain market share. Our remodel program considers competitive activity in scheduling stores to be remodeled. We believe that this strategy has mitigated a portion of the impact of such openings during fiscal 2007. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to negatively affect our identical store sales but will lessen over the next few quarters.

We anticipate that net sales will be lower in the fourth quarter than the third quarter due primarily to seasonal trends and that identical store sales will be slightly positive for the remainder of the fiscal year.

Gross Profit on Sales. Gross profit on sales increased $30.2 million and $48.9 million for the 12 and 40 weeks ended April 4, 2007, respectively, as compared to the same periods in the prior fiscal year. As a percentage of sales, gross margin was 27.9% and 26.5% for the 12 weeks ended April 4, 2007, and April 5, 2006, respectively, and 26.6% and 25.9% for the 40 weeks ended April 4, 2007, and April 5, 2006, respectively.

For the 12 and 40 weeks ended April 4, 2007, the gross margin improved by 140 and 70 basis points, respectively, as compared to the prior fiscal year. For the 12 weeks ended April 4, 2007, the improvement was due primarily to lower levels of promotional activity (90 basis points), reduced warehouse and transportation costs (30 basis points) and operational improvements that reduced shrink (20 basis points). For the 40 weeks ended April 4, 2007, the improvement in gross margin was attributable to operational improvements that reduced shrink (40 basis points) and cost reductions (30 basis points).

We continue to expect that gross margin for the second half of the fiscal year will be higher than gross margin in the first half of fiscal 2007, due primarily to projected levels of promotional spending that are not expected to reach the level of the first half of fiscal 2007 as well as seasonal changes in the mix of products sold that have a positive impact on gross margin in the second half of the fiscal year as compared to the first half.

Other Operating and Administrative Expenses. Other operating and administrative expenses for the 12 weeks ended April 4, 2007, decreased $10.4 million as compared to the same period in the prior fiscal year, and for the 40 weeks ended April 4, 2007, increased $10.2 million as compared to the same period in the prior fiscal year. As a percentage of sales, other operating and administrative expenses was 26.5% and 27.5% for the 12 weeks ended April 4, 2007, and April 5, 2006, respectively, and 27.6% for the 40 weeks ended both April 4, 2007, and April 5, 2006.

The table below details the increases and decreases in other operating and administrative expenses for the 12 and 40 weeks ended April 4, 2007, as compared to the equivalent periods in the prior year:

	12 weeks ended April 5, 2007	40 weeks ended April 5, 2007
Increase (decrease) related to (in millions):
Cancellation of Predecessor share-based compensation	$—	9.2
Directors’ and officers’ liability insurance	—	8.1
Post-emergence bankruptcy-related legal and professional fees	4.8	11.1
Favorable settlements of claims	—	(8.9)

Post-emergence bankruptcy-related costs	4.8	19.5

Depreciation and amortization	(9.6)	(20.8)
Payroll and related costs	(7.8)	(2.8)
Rent	(1.0)	(11.2)
Utilities	(1.2)	7.4
Property & casualty insurance	5.1	11.7
Other	(0.7)	6.4

Other cost decrease, net	(15.2)	(9.3)

Net (decrease) increase	$(10.4)	10.2

Legal and professional fees related to emergence are expected to decline as claims resolution and other emergence processes are completed over approximately the next two years. The decrease in depreciation and amortization was caused by lower aggregate asset values due to fresh-start reporting revaluations, prior impairments and recent low levels of capital expenditures. We expect that depreciation will continue to be lower than the previous year until we reach comparable periods subsequent to November 15, 2006 or when capital expenditures increase. The decrease in payroll and related costs related primarily to reductions in retail payroll, benefits and bonuses. The decrease in rent was due primarily to reductions in equipment rent that resulted from renegotiations of leases. Utilities expense for the quarter decreased as we have reached comparable periods of increased fuel rates whereas the expense remains higher than the prior year for the fiscal year to date. Property and casualty insurance expense increases were due to increased premiums.

Impairment Charges. Impairment charges were comprised of the following (in thousands):

	12 weeks ended April 5, 2006	40 weeks ended April 4, 2007	40 weeks ended April 5, 2006
Store facilities	$447	20,778	3,058
Distribution centers	—	—	5,696
Other	—	—	305

Total, continuing operations	447	20,778	9,059

Impairment charges—discontinued operations	4,879	79	7,393

Total impairment charges	$5,326	20,857	16,452

We periodically estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, we concluded that the undiscounted cash flows were less than the net book values of the related assets, resulting in the impairment charges identified above. No impairment charges were recorded for the 12 weeks ended April 4, 2007. All impairment charges above were recorded by the Predecessor.

Reorganization Items. Reorganization items were incurred by the Predecessor as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following (in thousands):

	12 weeks ended April 5, 2006	40 weeks ended April 4, 2007	40 weeks ended April 5, 2006
Gain on extinguishment of debt	$—	(188,197)	—
Revaluation of assets and liabilities	—	(144,837)	—
Professional fees	8,764	31,192	32,255
Lease rejections	2,054	(42,799)	(269,777)
Employee costs	1,961	1,574	5,805
Interest income	—	(3,583)	—
Estimated claims adjustments and other, net	(1,417)	12,220	(7,035)

Reorganization items, net	$11,362	(334,430)	(238,752)

Cash effect of reorganization items:
Professional fees	$9,029	14,337	37,281
Employee costs	3,722	—	6,546
Interest income	—	(3,683)	—
Other	655	431	2,783

Total cash effect of reorganization items	$13,406	11,085	46,610

The Predecessor recorded all reorganization items. Gain on extinguishment of debt and revaluation of assets and liabilities are fully described in Note 5 regarding fresh-start reporting. Professional fees included financial, legal, real estate and valuation services directly associated with the reorganization process. Lease rejections related to the net non-cash gains and losses that resulted from rejections of leases, primarily real estate leases, for which rejection damage estimates were less than amounts previously recorded as liabilities. Employee costs related to our key employee retention plan, by which certain key associates, including executive officers, were eligible for retention incentives.

Interest (Income) Expense, net. Interest (income) expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Net interest (income) expense was ($2.3) million and $1.6 million for the 12 weeks ended April 4, 2007, and April 5, 2006, respectively, and $2.7 million and $9.4 million for the 40 weeks ended April 4, 2007, and April 5, 2006, respectively. During the 12 weeks ended April 4, 2007, we received $1.6 million of interest income related to an income tax refund. Interest income on marketable securities totaled $1.9 million and $3.3 million for the 12 and 40 weeks ended April 4, 2007, respectively. Interest expense related to our credit facilities decreased $1.9 million and $5.0 million for the 12 and 40 weeks ended April 4, 2007, compared to the same periods in the prior fiscal year due to decreased borrowings in the current year. Interest expense for the 12 and 40 weeks ended April 4, 2007, included $0.5 million and $1.7 million, respectively, of interest on amounts owed for pre-petition property taxes. Prior to the Effective Date, interest income was classified within reorganization items rather than interest (income) expense, net.

Income Taxes. Income tax expense for the 12 and 20 weeks ended April 4, 2007, was $8.4 million and $7.6 million, respectively. The expense will not result in significant cash payments due to the availability of NOLs, as further discussed below. Income tax benefits recognized for the 20 weeks ended November 15, 2006, and the 12 and 40 weeks ended April 5, 2006, were attributable to our ability to carry back certain NOLs related to the respective periods and certain refundable credits. For the 20 weeks ended November 15, 2006, we also recorded a benefit of $11.6 million associated with the resolution of a state tax matter.

As of April 4, 2007, we maintained a deferred tax liability of $11.0 million, which was attributable to unamortized intangible assets, primarily trade name and trademark and liquor licenses.

We maintain a full valuation allowance against all other net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

We have not finalized our assessment of the tax effects of the Plan. We estimate that as of emergence (which assumes settlement of all bankruptcy claims) we had NOL carryforwards of $500 million to $600 million, which will be available to reduce future cash payments for income taxes. This range of $100 million is primarily attributable to our estimate of deductions related to the settlement of claims and certain tax elections. Given the complexity of the analysis and the federal income tax rules regarding Chapter 11 proceedings, as well as other uncertainties, this estimate is subject to revision, which could be significant.

We estimate the income from the extinguishment of debt for federal income tax reporting purposes will be approximately $100 million pending our ultimate settlement of claims and other matters. This estimate is subject to revision, which could be significant. This gain is not taxable because it resulted from our reorganization under the Bankruptcy Code. For federal income tax purposes, we will be required to reduce certain tax attributes as of the beginning of our fiscal 2007 taxable year, including NOL carryforwards, certain tax credit carryforwards, and tax bases of assets, in an amount equal to the income from the extinguishment of debt.

The ultimate utilization of our NOL carryforwards and other tax attributes will depend on several factors, including our future financial performance and certain federal income tax qualifications and elections under §382 of the Internal Revenue Code. Management currently expects to qualify under §382(l)(5) and make this election in our fiscal 2007 return. Under §382(l)(5), we will have unlimited use of our NOLs if there is not a change of ownership (as defined by the Internal Revenue Code) before November 21, 2008. If we do not qualify under, or elect out of, §382(1)(5), we will be subject to an annual limitation on the use of our NOLs and certain deductions under §382(l)(6), which may limit our ability to fully utilize the NOL carryforwards discussed above. To preserve the NOL carryforwards available to us after emergence, the Successor’s Articles of Incorporation impose certain restrictions on the transfer of our common stock.

The benefits associated with any future recognition of tax attributes existing at the time of emergence will not reduce income tax expense; rather they will first reduce intangible assets to $0 and then will increase shareholders’ equity.

As of April 4, 2007, we had $22.1 million of unrecognized tax benefits; if recognized none of this amount would impact the effective income tax rate. There were no material changes in the Company’s unrecognized tax benefits during the quarter. In addition, we had a liability of $7.4 million related to the settlement of the examination of our federal income tax returns for fiscal years 2000-2002. We anticipate that the IRS’ examination of fiscal years 2003-2004 will be completed during the next twelve months. Interest expense and penalties related to the IRS examinations reported in the accompanying statements of operations were insignificant. We do not anticipate that any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

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

Fiscal 2007 Sales and Closures

In early fiscal 2007, we closed seven U.S. stores and sold our 78% ownership interest in Bahamas Supermarkets Limited, which owned all of our operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which was included in gain on disposal of discontinued operations. Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

2005 Restructure Plan

In June 2005, we announced our 2005 Restructure Plan, to exit 326 stores and three distribution centers. We later expanded this plan by an additional 35 stores and one distribution center. In all, during fiscal 2006 we closed 374 stores, four distribution centers and all manufacturing operations except two dairies and the Chek beverage operation.

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

We also restructured our field and administrative support staff to support the planned configuration of the retail business.

Financial Information

The following presents a summary of the results of our discontinued operations (in thousands), all of which were recorded by the Predecessor:

	12 weeks ended April 5, 2006	40 weeks ended April 4, 2007	40 weeks ended April 5, 2006
Net sales from discontinued operations	$107,062	24,180	688,817

(Loss) earnings from discontinued operations	$(9,303)	2,333	(140,706)
Gain (loss) on disposal of discontinued operations	9,551	17,922	(312,507)

Net earnings (loss) from discontinued operations	$248	20,255	(453,213)

The following tables reflect the net restructuring charge and (gain) loss on disposal (in thousands), all of which were recorded by the Predecessor:

	12 weeks ended April 5, 2006	40 weeks ended April 4, 2007	40 weeks ended April 5, 2006
Restructuring:
Gain on sale/retirement, net	$(1,026)	(465)	(9,033)
Lease termination cost	—	154	25,278
Employee termination costs	282	228	5,173
Other location closing costs	965	869	3,286

Restructuring charge, net	$221	786	24,704

(Gain) loss on disposal of discontinued operations:
Gain on sale/retirement, net	$(3,565)	(30,296)	(52,404)
LIFO liquidation	—	—	(36,322)
Lease termination (gain) cost	(8,139)	10,691	356,654
Employee termination costs	325	(11)	21,714
Other location closing costs	1,828	1,694	22,865

Net (gain) loss on disposal	$(9,551)	(17,922)	312,507

The following table summarizes the change in liabilities recorded for the restructuring plans (in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Predecessor:
Balance at June 28, 2006	$3,624	1,359	2,265
Additions	663	368	295
Utilizations	(2,991)	(1,155)	(1,836)
Adjustments	(175)	(175)	—

Balance at Nov. 15, 2006	$1,121	397	724

Successor:
Balance at Nov. 15, 2006	$1,121	397	724
Utilizations	(444)	(278)	(166)
Adjustments	(386)	(46)	(340)

Balance at April 4, 2007	$291	73	218

In the Condensed Consolidated Balance Sheets, employee termination costs were included in accrued wages and salaries, and other location closing costs were included in accrued expenses.

Net Income (Loss). Net income for the 12 weeks ended April 4, 2007, increased $46.8 million as compared to the same period in the prior fiscal year and for the 40 weeks ended April 4, 2007, increased $624.1 million as compared to the same period in the prior year. The increase for the 12 weeks ended April 4, 2007, is due primarily to an increase in gross profit on sales. The increase for the 40 weeks ended April 4, 2007, is due primarily to reorganization gains as previously discussed and a reduction in the losses from discontinued operations in the current year, also as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of April 4, 2007, we had $573.4 million of liquidity, comprised of $391.7 million of borrowing availability under the Credit Agreement and $181.7 million of cash and cash equivalents. During the remainder of fiscal 2007, we anticipate our liquidity will decrease due primarily to capital expenditures associated with our store remodel program and bankruptcy-related payments, primarily lease cure costs and claims payable in cash, partially offset by cash flow from operations. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through the end of fiscal 2007. Beyond fiscal 2007, we believe that we will have sufficient resources to operate our business and fund our capital-spending program based on anticipated improvement in operating results and borrowing availability.

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

During the 20 weeks ended April 4, 2007, there were no borrowings on the Credit Agreement other than fees charged by the lender. As of April 4, 2007, $44 thousand was outstanding. Letters of credit are considered reserves against the borrowing availability. As of April 4, 2007, letters of credit totaling $227.4 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs. An additional $3.0 million in letters of credit were issued outside of the Credit Agreement and were secured by marketable securities owned by the Company that were valued at $4.8 million as of April 4, 2007.

Borrowing availability was $391.7 million, as summarized below (in thousands):

April 4, 2007
Lesser of Borrowing Base or Credit Agreement capacity [1]	$441,712
Outstanding borrowings	(44)

Excess Availability	441,668
Limitation on Excess Availability	(50,000)

Borrowing availability	$391,668

[1]	Net of Reserves of $245.4 million, including $227.4 million related to outstanding letters of credit.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

For further information on the Credit Agreement, see Note 12.

Historical Cash Flow Data

The following table sets forth certain Condensed Consolidated Statements of Cash Flow data for the 40 weeks ended April 4, 2007, and April 5, 2006 (in thousands). Cash flows from discontinued operations were reported with cash flows from continuing operations within operating, investing and financing activities.

	Successor	Predecessor
	20 weeks ended April 4, 2007	20 weeks ended Nov. 15, 2006	40 weeks ended April 5, 2006
Cash provided by (used in):
Operating activities	$40,326	(73,042)	187,112
Investing activities	(15,795)	84,553	87,894
Financing activities	(728)	(41,183)	(205,433)

Operating Activities

For the 40 weeks ended April 4, 2007, net cash used in operating activities was $32.7 million. Cash used in operating activities was due to bankruptcy-related payments made subsequent to emergence, a decrease in accounts payable and operating losses, offset by proceeds from insurance of $32.0 million and income tax refunds of $22.8 million.

Investing Activities

Cash provided by investing activities related primarily to the receipt of $54.0 million in proceeds from the sale of Bahamas Supermarkets, Ltd. For the 40 weeks ended April 4, 2007, capital expenditures were $57.3 million, which included repairs to locations damaged by hurricanes, investment in store improvements, including remodels, and equipment acquisition.

Capital Spending Program

During the 40 weeks ended April 4, 2007, we commenced our store-remodeling program. We have completed 7 remodels and expect to have approximately 20 complete by the end of fiscal 2007. We expect to spend as much as $50 million on capital expenditures over the remainder of the fiscal year, of which approximately $35 million is for our store remodel program. The remaining approximately $15 million will be for store backup generators in 59 targeted stores, information technology projects and in-store merchandising initiatives.

Our store remodel program is intended to address non-competitive store conditions in many of our stores. Beginning in fiscal 2008, we plan to remodel approximately 75 stores per year at an average capital cost of approximately $1.5 million to $2.0 million per store. We target an approximate 15% increase in identical store sales (or corresponding mitigation of the anticipated impact of a competitive store opening) for the first 12 months for all remodeled stores.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual obligations represent known future cash payments that we are required to make under existing arrangements, such as debt and lease agreements. There have been no material changes in our contractual obligations and commercial commitments during the 12 weeks ended April 4, 2007. Please see our quarterly report on Form 10-Q for the quarter ended January 10, 2007 regarding updates to our contractual obligations since June 28, 2006.

As of April 4, 2007, we had a FIN 48 liability of $7.4 million related to the settlement of the examination of our federal income tax returns for fiscal years 2000-2002.

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

With the assistance of a financial advisor, we applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a guideline company approach, in which valuation multiples observed from industry participants were considered and comparisons were made between our expected performance relative to other industry participants to determine appropriate multiples to apply to our financial metrics; (ii) review and analysis of several recent transactions of companies determined to be similar to us; and (iii) a calculation of the present value of the future cash flows based on our projections as included in the disclosure statement related to the Plan. The reorganization value of Winn-Dixie was determined to be $759 million in the disclosure statement related to the Plan. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

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

Long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. The cash flows are based on our best estimate of future cash flows. If this comparison indicates that there is impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques. We adjust the value of owned property and equipment associated with closed stores to reflect recoverable values based on our prior history of disposing of similar assets and current economic conditions.

Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause us to recognize a material impairment charge.

Intangible assets. We report intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but be separately tested for impairment using a fair value based approach. Our judgments and estimates related to the evaluation for impairment of intangibles with indefinite useful lives are affected by factors such as changes in economic conditions and changes in operating performance. These factors could cause us to realize a material impairment charge as we assess the ongoing expected cash flows and carrying amounts of intangible assets.

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

As of April 4, 2007, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of April 4, 2007, we had only $44 thousand outstanding on the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 4, 2007, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 4, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 4, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

See discussion of Legal Proceedings in Note 19 to the consolidated financial statements included in Item 1 of this Report.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 28, 2006, and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarterly period ended January 10, 2007, could materially and adversely affect our business, financial condition and results of operations. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

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

WINN-DIXIE STORES, INC.

Date: May 14, 2007	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: May 14, 2007	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.