Form 10-K
period 2007-06-27
WINN DIXIE STORES INC
filed 2007-08-28
CIK 107681

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-3657

WINN-DIXIE STORES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0514290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5050 Edgewood Court, Jacksonville, Florida	32254-3699
(Address of principal executive offices)	(Zip Code)

(904) 783-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None

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

The aggregate market value of the common stock held by non-affiliates of the registrant on January 10, 2007, was approximately $543.6 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

As of August 10, 2007, 53,901,473 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 27, 2007

PART I

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. Unless specified to the contrary, all information herein is reported as of June 27, 2007, which was the end of our most recently completed fiscal year.

As a result of the application of fresh-start reporting as discussed below, the Company’s financial statements for periods prior to November 16, 2006, are not comparable to its financial statements for periods on or after November 16, 2006. References to the “Successor” refer to Winn-Dixie on or after November 16, 2006, after application of fresh-start reporting. References to the “Predecessor” refer to Winn-Dixie prior to November 16, 2006. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties that you may wish to consider are described in “Item 1A: Risk Factors” of this Annual Report on Form 10-K and elsewhere in our filings with the Securities and Exchange Commission (the “SEC”). A number of factors, many of which are described in “Item 1A: Risk Factors” could cause our actual results to differ materially from the expected results described in our forward-looking statements.

ITEM 1:	BUSINESS

General

Founded in 1925, Winn-Dixie Stores, Inc. is a major food retailer operating primarily under the “Winn-Dixie” and “Winn-Dixie Marketplace” banners. As of June 27, 2007, we operated 520 stores in five states in the southeastern United States.

We generate revenues and cash as we sell products to customers in our stores. We earn a profit by selling these products at price levels in excess of our costs, which include procurement, distribution, occupancy and overhead expenses. Our operations are within one reportable segment. The Consolidated Financial Statements set forth in Item 8 below present our results of operations, financial position and cash flows.

On November 21, 2006, we emerged from bankruptcy protection. See “Proceedings Under Chapter 11 of the Bankruptcy Code” below for further information.

Proceedings Under Chapter 11 of the Bankruptcy Code

Emergence from Bankruptcy Protection: On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”; see Item 15, Exhibits 2.1 and 2.2). Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). The appeals remain pending.

Fresh-Start Reporting: Upon emergence from bankruptcy protection, we adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of our immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values (see Item 8, Note 1 for further information). Accordingly, our financial statements for periods prior to November 16, 2006, are not comparable to our financial statements for periods on or after November 16, 2006.

Discharge and Treatment of Claims and Interests: As of the Effective Date, the Debtors were discharged and released from all claims and interests in accordance with the provisions of the Plan. The Plan provided for payment in full in cash, satisfaction on deferred payment terms or reinstatement of allowed administrative, priority and secured claims, and the distribution of shares of new Winn-Dixie common stock in satisfaction of allowed unsecured claims. During the course of the Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Debtors. However, the claims resolution process continues for certain claims. For details, see Item 8, Note 1.

Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the terms of the Plan, 54 million shares of new common stock were issued to the Company’s disbursing agent for distribution to unsecured creditors. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. In addition, 5.4 million shares were reserved for issuance under the Company’s equity incentive plan. The Successor’s common stock trades on the NASDAQ Global Market under the symbol “WINN.”

Pursuant to the Plan, on the Effective Date, all shares of the Predecessor’s common stock were canceled and no distribution was made to holders thereof.

Exit Financing: On the Effective Date, we closed on a $725.0 million senior secured revolving credit facility (the “Credit Agreement”). See Item 7, “—Liquidity and Capital Resources,” below for further discussion of the Credit Agreement.

Stores

The following chart identifies each of our markets by state and retail market area, the number of stores in each market area and the banners under which they operate as of June 27, 2007. We operate our grocery warehouse stores under the “SaveRite” banner.

	Total	Winn Dixie/ Marketplace	SaveRite
Florida	358	350	8

Orlando / Daytona	79	75	4
Miami / Fort Lauderdale	77	77	—
Tampa /St. Petersburg	62	61	1
Jacksonville	49	46	3
West Palm Beach / Fort Pierce	36	36	—
Mobile / Pensacola	14	14	—
Fort Myers / Naples	16	16	—
Tallahassee	10	10	—
Panama City	10	10	—
Gainesville	5	5	—

Alabama	73	73	—

Birmingham	27	27	—
Mobile / Pensacola	20	20	—
Montgomery	16	16	—
Other	10	10	—

Georgia	22	22	—

Albany	6	6	—
Other	16	16	—

Louisiana	51	51	—

New Orleans	32	32	—
Baton Rouge	11	11	—
Lafayette	8	8	—

Mississippi	16	13	3

Biloxi / Gulfport	6	6
Other	10	7	3

Total stores as of June 27, 2007	520	509	11

The following chart provides selected information related to our stores for the last five fiscal years:

	2007	2006	2005	2004	2003
Opened during fiscal year	2	—	3	11	13
Closed or sold during fiscal year	21	374	139	35	13
In operation at fiscal year-end	520	539	913	1,049	1,073
Year-end average store square footage (in thousands)	46.8	46.3	45.2	44.6	44.4

Merchandising

Substantially all of our stores offer grocery, meat, seafood, produce, deli, bakery, floral, health and beauty, and other general merchandise items. We had 401 pharmacies, 59 liquor stores and 5 fuel centers at our stores as of June 27, 2007.

We offer national brands as well as many of our own private-label products. These products are delivered from our distribution centers or directly to stores from manufacturers and wholesalers.

Competition

We compete directly with national, regional and local supermarket chains in addition to independent supermarkets. We also compete with super-centers and other non-traditional grocery retailers such as dollar-discount stores, drug stores, convenience stores, warehouse club stores and conventional department stores. We compete based on price, product quality, variety, location, service, convenience, and store condition. In addition to retailers, we also face competition from restaurants and fast-food chains due to the increasing trend of consumers purchasing and consuming food away from home. The number and type of competitors varies by location, as does our competitive position across our markets.

Suppliers and Raw Materials Sources

We receive the products sold in our stores and the raw materials used in our manufacturing operations from a number of sources. We are not dependent on a single or relatively few suppliers. We believe that the products we sell and the raw materials we use are available in sufficient quantities to meet customer demand adequately. As with any supermarket, many brands have high consumer recognition. Though we may be able to find alternate suppliers for a particular type of product, we would likely experience negative customer response if we were unable to supply a particular brand of product.

Trademarks

We actively enforce and defend our rights related to our intellectual property portfolio. In addition to the Winn-Dixie trademark, we own approximately 80 other trademarks that are registered or pending as applications in the United States Patent and Trademark Office.

Seasonality

Due to the influx of winter residents to the Southeast, particularly Florida, and increased purchases of food items for the holidays that occur from November through April, our sales are typically higher during these months as compared to the rest of the year.

Working Capital

As of June 27, 2007, working capital was comprised of $1.0 billion of current assets and $542.3 million of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flows from operating activities as presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements related to working capital items.

Environmental Matters

We are subject to federal, state and local environmental laws that apply to store operations, property ownership and property development. We may be subject to certain environmental regulations regardless of whether we lease or own stores or land, or whether environmental conditions were created by the owner, a prior tenant or us. We believe that compliance with such laws and regulations has not had a material effect on our capital expenditures, operating results or competitive position.

Employees

As of June 27, 2007, we employed approximately 52,000 associates, of whom approximately 57% were employed on a part-time basis. None of our associates is covered by a collective bargaining agreement.

Additional Information

We are a Florida corporation, headquartered at 5050 Edgewood Court, Jacksonville, Florida 32254-3699. Our telephone number is 904-783-5000.

Our web site, www.winn-dixie.com, provides additional information about our Company. There you can obtain, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all of our other filings with the SEC, including amendments thereto. You can also obtain copies of all of our recent press releases. Our web site also contains important information about our corporate governance practices, including our Code of Conduct, information on the members of our Board of Directors, our Governance Principles and our Board Committee Charters. The information on our web site is not part of and is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A:	RISK FACTORS

Our business and strategic initiatives are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Additional information concerning the risks and uncertainties listed below, and other factors that you may wish to consider, are contained elsewhere in our filings with the SEC.

Our store remodeling initiative is at an early stage of implementation and the program may not be effective in improving customer count trends, sales and profitability.

For the past several years, we have had limited store remodeling activity. Stores in need of remodeling are at risk of sales erosion, particularly when they compete with newer or better-maintained competitor facilities. During fiscal 2008 and in future fiscal years, we plan to remodel approximately 75 stores per year. At that rate of remodel activity, given that we believe the substantial majority of our stores require a remodel, it will take several years for us to complete this current remodel initiative.

Our remodel initiative is a key element in our business plan. We believe remodels are necessary to enhance our brand image, improve our merchandising mix and customer count trends and ultimately to improve sales and profitability. We opened 20 remodeled stores in fiscal 2007, most in the fourth quarter, and we are monitoring initial results. Because the initiative is still at an early stage of implementation, it is impossible to definitively assess the long-term impact the remodel initiative will have on these key financial and business metrics. If the remodel initiative were not successful in achieving these goals, this would have a significant negative impact on our business.

We operate in a highly competitive industry and actions taken by our competitors can negatively impact our results of operations.

We face competition from both traditional grocery stores and non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores, convenience stores and restaurants. Actions of our competitors can negatively impact our business, particularly competitor investments in their store base and increased competitor promotional activity.

Over the past several years, we have experienced a significant number of competitor store openings in our operating regions. In fiscal 2007, a significant number of grocery stores and super-centers opened in locations that we believe negatively impacted sales levels at one or more of our stores. We expect competitor store openings to continue to significantly impact our business in fiscal 2008, although at a slightly lower level than the prior fiscal year.

Pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs. To the extent that our competitors lower prices, through increased promotional activity or otherwise, our ability to maintain gross margin rates and sales levels may be negatively impacted. Several of our primary competitors are larger than we are, have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in pricing and promotional programs.

There can be no assurance that increased competitor activity will not negatively impact our business or that we will have sufficient resources to respond to competitor investments in their store base and pricing and promotional programs.

Improving our gross margin rate, particularly in the first half of our fiscal year, is a significant element in our plan to increase overall profitability. Furthermore, given our current level of operating profitability, a relatively small reduction in gross profit margin can have a material, negative impact on our financial condition and results of operations.

During fiscal 2007, we realized a lower gross margin rate in the first half of the fiscal year than in the second half of the fiscal year. The improved gross margin rate in the second half of the fiscal year, a trend consistent with our most recent operating performance in the last several years, significantly impacted our profitability in the second half of the fiscal year. Our business plan anticipates that we will improve our gross margin rate in fiscal 2008, with the most significant improvement occurring in the first half of the fiscal year.

Given our current level of earnings from continuing operations, relatively small fluctuations in gross margin rate can have a significant impact on our profitability. Our inability to manage our gross margin rate effectively could have a material, negative impact on our profitability and liquidity.

To achieve levels of profitability consistent with most of our industry peers will require us to increase significantly our average sales-per-store.

Our sales-per-store are significantly less than that of our competitors. Because many operating costs – such as rent, utilities and minimum labor staffing levels – are largely fixed, low levels of sales productivity negatively impact profitability. To achieve levels of profitability consistent with most of our industry peers will require us to increase our average sales-per-store, while at the same time improving gross margin rates (as discussed above).

Our sales increases in fiscal 2007 resulted from increasing basket size, which offset a declining transaction count. To improve transaction count, we believe we must enhance our brand image through implementation of our remodel initiative, improved merchandising programs and improved customer service in our stores. These initiatives, in particular the remodel initiative, are multi-year initiatives. There can be no assurance that we can implement these initiatives successfully or that they will be effective in attracting new customers into our stores and ultimately improving our transaction counts and sales-per-store.

Failure to attract, train and retain qualified associates could adversely affect our financial performance.

The retail food industry is labor intensive. Our ability to meet our labor needs, while controlling wage and labor related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs, and changes in employment legislation.

Furthermore, to improve our brand image we believe we must enhance in-store merchandising, customer service and other programs. To achieve these goals, we believe we must upgrade some of our store-level leadership teams. In addition, certain planned initiatives, such as enhancements to our deli and prepared foods offerings, will require new skill sets. As a result, our future business success is dependent upon our ability to effectively train our existing associates and to hire new associates possessing the necessary skill sets.

The concentration of our locations in the southeast increases our vulnerability to severe storm damage, which could adversely affect our operations and financial results.

Our operations are concentrated in Florida and in other states along the Gulf of Mexico and the Atlantic Ocean, which increases the likelihood of being affected negatively by hurricanes and windstorm activity. Specific risks that we face include the following:

•	while we have targeted placement of generators in stores we believe are most likely to be impacted by hurricanes, we have not implemented a comprehensive program to place generators in every store;

•	we have named windstorm insurance limits of $125 million per occurrence in excess of a $10 million named windstorm deductible per occurrence;

•	our ability to collect on insurance coverage, which is subject to the solvency of our insurance carriers, their approval of our claims and the timing of claims processing and payment;

•	our ability to fund losses of inventory and other costs in advance of receipt of insurance payments; and

•	our ability to re-open stores that may close as a result of damage to the store and/or the operating area.

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

Our net operating loss carry forwards may be limited.

We currently have a material amount of net operating loss carry forwards (“NOLs”) for federal income tax purposes that will begin to expire in eighteen years. Additionally, as we settle the remaining bankruptcy claims, our NOLs will increase by an amount equal to the market value of shares distributed as of the date of distribution. If we were to undergo a subsequent change of ownership within the meaning of §382 of the Internal Revenue Code (the “IRC”), our ability to utilize our federal NOLs could be further limited or eliminated entirely.

To avoid a potential adverse effect on our ability to utilize our NOLs for federal income tax purposes, we amended our Articles of Incorporation to include certain restrictions on the transfer of our stock that may apply in certain circumstances and for a limited period of time. While the purpose of these transfer restrictions is to prevent a subsequent change of ownership within the meaning of §382 of the IRC from occurring, no assurance can be given that such an ownership change will not occur, in which case the availability of our NOLs and other federal income tax attributes would be significantly limited or eliminated entirely.

Unsuccessful implementation of information technology could limit our ability to operate efficiently and compete effectively.

We are dependent on large, complex information technology systems for many of our core business processes. During fiscal 2008, we will be implementing a new information technology system to support our retail pricing policies and practices. Unsuccessful upgrades or implementations of this or other information technology systems could have an adverse effect on our financial condition and results of operations. Additionally, any internal or external disruptions (i.e. natural or other disaster) to our information technology infrastructure could significantly impact our operations.

If we do not maintain the security of customer-related information, we could damage our reputation with customers, incur substantial additional costs and become subject to litigation.

As do most retailers, we receive certain personal information about our customers, some of which depends upon the secure transmission of confidential information over public networks. A compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties.

Variability in self-insurance liability estimates could significantly impact our financial results.

We self-insure for workers’ compensation, general liability, business interruptions, automobile liability, property losses and employee medical coverage up to a set retention level, beyond which we maintain excess insurance coverage. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. The variability is caused by factors external to us such as:

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

We are party to various litigation claims and legal proceedings, including personnel and employment issues, personal injury, and other claims and proceedings arising in the ordinary course of business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates, which could adversely affect our results of operations and financial condition.

Changes in laws and other regulations affecting our industry could increase our compliance costs.

We are subject to numerous federal, state and local laws and regulations affecting food manufacturing, distribution, retailing, accounting standards and taxation requirements. Any changes in these laws or regulations could significantly increase our compliance costs and adversely affect our results of operations, financial condition and liquidity.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Our corporate headquarters are located in Jacksonville, Florida. Our stores are located in the southeastern United States, as further detailed in Item 1. We believe that all of our properties are in adequate condition for their intended use. We lease substantially all of our facilities. Each lease provides for a minimum annual rent, while certain store leases also require contingent rental payments if sales volumes exceed specified amounts.

The following table details the properties utilized in our operations as of June 27, 2007:

	Owned	Leased	Total
Retail Stores	8	512	520
Manufacturing Operations	1	2	3
Distribution Centers	1	5	6
Corporate Headquarters	—	1	1

Total	10	520	530

A more detailed description of our leasing arrangements appears in Item 8, Note 14.

ITEM 3:	LEGAL PROCEEDINGS

See Note 17 to the Consolidated Financial Statements included in Item 8 of this Report for a discussion of legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winn-Dixie’s common stock is currently traded on the NASDAQ Global Market (“NASDAQ”) under the symbol WINN. The shares were listed for trading on NASDAQ on December 21, 2006. From our emergence from bankruptcy on November 21, 2006, until December 21, 2006, the shares traded on NASDAQ on a “when-issued” basis. The number of holders of record of our common stock as of August 10, 2007, was 1,457. Approximately 78% of our outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

We did not pay dividends during fiscal 2007 or fiscal 2006. Under the terms of our Credit Agreement, we are restricted substantially from paying dividends.

The following table shows the high and low closing prices of the Company’s common stock for each fiscal quarter subsequent to our emergence from bankruptcy:

	High	Low
Fiscal 2007:
Second Quarter, subsequent to November 21, 2006	$15.99	10.95
Third Quarter	$19.58	13.19
Fourth Quarter	$32.14	17.35

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2007.

The following graph shows the cumulative total shareholder return for the Company’s common stock during the period from November 22, 2006, to June 27, 2007. Five-year historical data is not presented because the Predecessor’s stock was cancelled upon our emergence from Chapter 11.

The graph also shows the cumulative returns of the Standard & Poor’s 500 Index and a peer group of food retailers, comprised of: Supervalu Inc., The Kroger Co., Safeway Inc., and The Great Atlantic & Pacific Tea Company, Inc. The comparison assumes $100 was invested on November 22, 2006 (the date WINN began trading on NASDAQ), in the Company’s common stock and in each of the indices shown and assumes that all dividends paid were reinvested.

ITEM 6:	SELECTED FINANCIAL DATA

We derived the financial data below from our audited Consolidated Financial Statements included in Item 8 of this report and from our previously issued audited financial statements. We reclassified all necessary data to reflect discontinued operations, as described in Note 15 of the Consolidated Financial Statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, included in Item 7 and Item 8, respectively, of this report. As a result of the application of fresh-start reporting in accordance with SOP 90-7, the Company’s financial statements for period prior to November 16, 2006 are not comparable to its financial statements for periods on or after November 16, 2006.

	Successor	Predecessor
In millions, except per share data	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal
			2006	2005	2004 [1]	2003
Results of continuing operations:
Net sales	$4,524	2,677	7,133	6,945	7,305	7,516
Gross profit	$1,229	707	1,851	1,813	1,985	2,190
Other operating and administrative expenses	$1,188	776	1,991	1,929	1,966	1,947
Impairment and restructuring charges, net	$—	22	7	190	22	—
Earnings (loss) before reorganization items and income taxes	$45	(97)	(159)	(339)	(17)	256
Reorganization items, net gain	$—	(334)	(251)	(148)	—	—
Earnings (loss) from continuing operations	$28	252	102	(381)	(8)	200

Earnings (loss) per share from continuing operations:
Basic and diluted	$0.53	1.78	0.72	(2.70)	(0.05)	1.42

Cash dividends per share:	$—	—	—	—	0.15	0.20

	Successor	Predecessor
	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	2006	2005	2004 [1]	2003

Financial data as of fiscal period end:
Capital expenditures	$69	24	31	111	204	177
Working capital [2]	$480	469	421	810	412	455
Total assets	$1,671	1,692	1,608	1,987	2,619	2,790
Liabilities subject to compromise	$—	—	1,118	1,111	—	—
Long-term debt [2]	$—	—	—	245	301	311
Capital lease obligations - long term	$19	9	5	11	13	21
Shareholders’ equity (deficit)	$797	759	(282)	59	917	1,029

[1]	Fiscal 2004 was comprised of 53 weeks.
[2]	For fiscal 2006 and fiscal 2005, working capital and long-term debt excluded liabilities subject to compromise. Long-term debt included long-term borrowings under the DIP Credit Facility.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of our business strategies, all of which are subject to certain risks. Item 7 should be read in conjunction with the information contained in “Forward-Looking Statements” at the beginning of this report and with the Consolidated Financial Statements and Notes thereto included in Item 8. When multiple factors are provided as the explanation for business results, we quantify the approximate effect of each factor to the extent that it is practical for us to do so.

COMBINED FINANCIAL RESULTS OF THE PREDECESSOR AND SUCCESSOR

As a result of the application of fresh-start reporting in accordance with SOP 90-7, the Company’s financial statements for periods prior to November 16, 2006, are not comparable to its financial statements for periods on or after November 16, 2006. References to the “Successor” refer to Winn-Dixie on or after November 16, 2006, after application of fresh-start reporting. References to the “Predecessor” refer to Winn-Dixie prior to November 16, 2006. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. See Item 8, Note 1 for further information.

Management’s discussion and analysis of the results of operations and of liquidity compare the fiscal year ended June 27, 2007, to the fiscal year ended June 28, 2006. Presentation of the combined financial information of the Predecessor and Successor for the fiscal year ended June 27, 2007, is not in accordance with generally accepted accounting principles. However, we believe that for purposes of discussion and analysis in this Form 10-K, the combined financial results are useful for management and investors to assess the Company’s on-going financial and operational performance and trends.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On November 21, 2006, Winn-Dixie Stores, Inc., and 23 of our then-existing subsidiaries emerged from bankruptcy protection. For further discussion of the Chapter 11 cases see “Item 1: Business – Proceedings Under Chapter 11 of the Bankruptcy Code” above.

RESULTS OF OPERATIONS

Continuing Operations

Fiscal year ended June 27, 2007 (“fiscal 2007”), as compared to fiscal year ended June 28, 2006 (“fiscal 2006”)

Net Sales. Net sales were $7.2 billion for fiscal 2007, an increase of $68.1 million or 1.0%, as compared to fiscal 2006. Net sales primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel and floral department sales comprised approximately 10% of net sales in both fiscal 2007 and fiscal 2006.

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. Identical store sales increased 1.6% for fiscal 2007 as compared to fiscal 2006.

The increase in our identical store sales for fiscal 2007 as compared to fiscal 2006 was the result of an increase in basket size (average sales per customer visit on identical store sales) of 3.4%, offset by a decrease in transaction count (number of customer visits on identical store sales) of 1.7%.

Competition remains a key factor that negatively affects our identical store sales, particularly on the opening of a new competitor store. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to affect our identical store sales negatively, but will be slightly lower in fiscal 2008 than in fiscal 2007. We consider competitive activity as we determine the schedule of stores to be remodeled.

Identical store sales for fiscal 2008 are expected to be slightly positive.

Gross Profit on Sales. Gross profit on sales increased $85.8 million for fiscal 2007 as compared to fiscal 2006. As a percentage of net sales, gross margin was 26.9% and 25.9% for fiscal 2007 and fiscal 2006, respectively.

The gross margin improvement of approximately 100 basis points in fiscal 2007 as compared to fiscal 2006 was attributable to cost reductions in procurement, warehousing and transportation (60 basis points), reduced inventory shrink (30 basis points), and increases in vendor allowances (10 basis points).

We expect that gross margin in fiscal 2008 will be higher than gross margin in fiscal 2007, with most of the increase occurring in the first two quarters of the fiscal year.

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased $26.3 million for fiscal 2007 as compared to fiscal 2006. As a percentage of net sales, other operating and administrative expenses were 27.3% and 27.9% for fiscal 2007 and fiscal 2006, respectively.

The table below details the increases (decreases) in other operating and administrative expenses for fiscal 2007 as compared to fiscal 2006:

Increase (decrease) related to (in millions):
Bankruptcy-related costs:
Cancellation of Predecessor share-based compensation	$9.2
Directors’ and officers’ liability insurance	8.1
Post-emergence bankruptcy-related legal and professional fees	11.7
Favorable settlements of claims, net	(8.9)

Bankruptcy-related costs	20.1

Other than bankruptcy-related:
Depreciation and amortization	(29.1)
Vacant store lease expense	(13.3)
Rent	(8.3)
Payroll and related costs	(5.6)
Property and casualty insurance	(2.0)
Utilities	7.4
Other, net	4.5

Other cost decreases, net	(46.4)

Net decrease in other operating and administrative expenses	$(26.3)

We expect legal and professional fees related to our emergence from bankruptcy to decline as we complete claims resolution and other emergence processes over approximately the next two fiscal years. The decrease in depreciation and amortization was caused by lower aggregate asset values, which resulted from fresh-start reporting revaluations, prior impairments and recent low levels of capital expenditures. We anticipate that depreciation and amortization will continue to be lower than the comparable prior period until the comparable prior period is subsequent to November 15, 2006, or until capital expenditures significantly increase. Vacant store lease expense incurred in fiscal 2006 related to closed stores did not occur to the same magnitude in fiscal 2007. We do not expect vacant store lease expense to be significant in fiscal 2008. The decrease in rent was primarily due to equipment rent reductions that resulted from renegotiations of leases. Utilities expense increased due to higher rates in fiscal 2007. The decrease in payroll and related costs primarily related to reductions in retail payroll, benefits and bonuses. Property and casualty insurance expense decreased, as higher premium rates were more than offset by favorable claims development of $17.4 million recognized in the fourth quarter of fiscal 2007 based on the results of our actuarial study performed and primarily related to self-insured workers’ compensation claims (see Item 8, Note 16).

Impairment Charges. Impairment charges were $20.8 million and $14.8 million in fiscal 2007 and fiscal 2006, respectively, all of which were recorded by the Predecessor. See Item 8, Note 8 for further discussion of impairment charges.

Reorganization Items. Reorganization items resulted in net gains of $334.4 million and $251.2 million in fiscal 2007 and fiscal 2006, respectively, all of which were recorded by the Predecessor. See Item 8, Note 1 for further discussion of reorganization items.

Interest (Income) Expense, net. Interest (income) expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. For fiscal 2007, net interest expense was $1.4 million, as compared to net interest expense of $12.0 million for fiscal 2006. The improvement was due to $4.5 million of interest income on cash and marketable securities balances, a $3.9 million reduction in interest expense on our credit facilities due to decreased borrowings in fiscal 2007, a $2.9 million reduction of amortization of debt issue costs on our credit facilities, and $1.8 million of interest income related to an income tax refund. These improvements were partially offset by $2.3 million of interest expense on amounts owed for pre-petition property taxes. In accordance with SOP 90-7, from the Petition Date through the Effective Date, interest income was classified within reorganization items rather than in interest (income) expense, net.

Income Taxes. Income tax expense for fiscal 2007 was $3.0 million, as compared to an income tax benefit of $9.6 million for fiscal 2006. The expense will not result in significant cash payments due to the availability of NOLs, as further described below. The effective tax rate on continuing operations was a provision of 37.4% for the 32 weeks ended June 27, 2007, and a benefit of 5.9% for the 20 weeks ended November 15, 2006, as compared to a benefit of 10.5% for fiscal 2006. The rate for the 32 weeks ended June 27, 2007, reflected the provision of tax expense for the period subsequent to our emergence from bankruptcy. The rate for the 20 weeks ended November 15, 2006, reflected the maintenance of a full valuation allowance, our ability to carry back certain NOLs and an $11.6 million benefit associated with the resolution of a state tax matter. The fiscal 2006 rate reflected the maintenance of a full valuation allowance against our deferred tax assets, as well as our ability to carry back certain NOLs and certain refundable credits.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of June 27, 2007, we had $479.6 million of NOL carryforwards for federal income tax purposes. As we settle the remaining bankruptcy claims, our NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution. If all remaining claims had been settled and all 8 million shares held by the disbursing agent had been distributed in satisfaction of pending claims as of June 27, 2007, we estimate our NOL carryforwards would have increased by approximately $240 million (the market price of our common stock was approximately $30.00 per share as of such date). See Item 8, Note 1 for additional information related to the claims resolution process.

The ultimate utilization of our NOL carryforwards and other tax attributes will depend on several factors, including our future financial performance and certain federal income tax qualifications and elections under §382 of the IRC. Management currently expects to qualify under §382(l)(5) and make this election in its fiscal 2007 return. Under §382(l)(5), we will have unlimited use of our NOLs if there is not a change of ownership (as defined by the IRC) before November 9, 2008. If we do not qualify under, or elect out of, §382(1)(5), we will be subject to an annual limitation on the use of our NOLs and certain deductions under §382(l)(6), which may limit our ability to fully utilize the NOL carryforwards discussed above. To preserve the NOL carryforwards available to us after emergence, the Successor’s Articles of Incorporation impose certain restrictions on the transfer of our common stock.

The benefits associated with any future recognition of tax attributes that existed at the time of emergence do not reduce income tax expense. Instead, the benefits first reduce intangible assets to $0 and then increase shareholders’ equity. For the 32 weeks ended June 27, 2007, we recognized tax attributes that existed as of November 15, 2006, totaling $19.8 million and thereby reduced intangible assets by this amount.

Effective November 15, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 27, 2007, we had $21.5 million of unrecognized tax benefits; if recognized, none of this amount would change our effective income tax rate. We do not anticipate that we will record any significant change in the unrecognized tax benefit during fiscal 2008.

We are in the process of executing a settlement with the Internal Revenue Service (“IRS”) in connection with its examination of our federal income tax returns for fiscal years 2003 and 2004. While the IRS’ examination of these tax returns will result in approximately $11 million of total net adjustments to income for these two years, these adjustments to income will be fully offset by a portion of our net operating losses and no additional tax should be incurred.

Other than the IRS examination referenced above, we are not currently subject to any pending examinations of our federal or state income tax returns. Generally, the statute of limitations remains open for our federal and state income tax returns for our fiscal 2003 through 2006 tax years.

Net Income From Continuing Operations. Net income from continuing operations was $280.3 million for fiscal 2007, as compared to $101.6 million for fiscal 2006. The improved results were primarily due to increases in gross profit on sales and reorganization gains and a decrease in other operating and administrative expenses, all as previously discussed.

Fiscal year ended June 28, 2006 (“fiscal 2006”), as compared to fiscal year ended June 29, 2005 (“fiscal 2005”)

Net Sales. Net sales for fiscal 2006 were $7.1 billion, an increase of $188.0 million, or 2.7%, as compared to fiscal 2005. Net sales primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel and floral department sales comprised approximately 10% of net sales in both fiscal 2006 and fiscal 2005.

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. Identical store sales increased 5.9% for fiscal 2006 as compared to fiscal 2005.

Identical store sales improved throughout the Company due to increased basket size. We believe this increase was due in part to improved store execution and customer service, the introduction of merchandising initiatives, which included pricing and promotional programs, and new brand marketing initiatives, in addition to the positive impact from sales in the area affected by Hurricane Katrina, as described below. Transaction count in fiscal 2006 was approximately the same as in fiscal 2005.

Areas significantly affected by Hurricane Katrina reported substantially greater increases in identical store sales because of fewer open competitor stores and restaurants, the influx of relief and construction workers to the areas, and, along the Gulf Coast, population shifts to Baton Rouge and other less-affected areas.

Gross Profit on Sales. Gross profit on sales increased $37.4 million for fiscal 2006 as compared to fiscal 2005. As a percentage of net sales, gross margin was 25.9% and 26.1% for fiscal 2006 and fiscal 2005, respectively.

Gross margin declined by approximately 20 basis points for fiscal 2006 as compared to fiscal 2005, because of both positive and negative factors. Pricing and promotional programs accounted for 50 basis points of the decline. A reduction in vendor allowances and cash discounts accounted for 20 basis points of the decline, primarily because many vendors shifted from slotting fees to promotional programs tied to purchase volumes (due to store closures, our total purchase volumes declined). Higher labor, fuel and energy costs accounted for 20 basis points of the decline. Operational improvements that reduced inventory shrink offset the negative factors and improved gross margin by 63 basis points.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $62.2 million for fiscal 2006 as compared to fiscal 2005. As a percentage of net sales, other operating and administrative expenses were 27.9% and 27.8% for fiscal 2006 and fiscal 2005, respectively.

The increase in other operating and administrative expenses was due to increases in salaries and employee-related costs of $49.7 million resulting from an investment in retail labor hours in our efforts to improve customer service, partially offset by decreases in administrative areas. We also incurred $17.5 million of additional utility costs due to rate and consumption increases and $13.8 million in increased insurance costs. The increased expenses were partially offset by a decrease of $20.8 million in professional fees that were unrelated to our bankruptcy. Certain prior year items did not recur in the current year, including $9.7 million related to the severance of our former Chief Executive Officer. Other increases and decreases in the components of this expense substantially offset each other.

Impairment Charges. Impairment charges were $14.8 million and $155.9 million in fiscal 2006 and fiscal 2005, respectively, all of which were recorded by the Predecessor. See Item 8, Note 8 for further discussion of impairment charges.

Reorganization Items. Reorganization items resulted in net gains of $251.2 million and $148.3 million in fiscal 2006 and fiscal 2005, respectively, all of which were recorded by the Predecessor. See Item 8, Note 1 for further discussion of reorganization items.

Interest Expense. Interest expense is primarily interest on long-term and short-term debt and capital leases. Net interest expense was $12.0 million for fiscal 2006, as compared to $33.1 million for fiscal 2005. The decrease in interest expense related primarily to interest on our Notes, for which interest was not recognized subsequent to the Petition Date in accordance with SOP 90-7. Prior to the Petition Date, in fiscal 2005 we recognized $18.0 million of interest expense related to these Notes. Also in fiscal 2005, as of the Petition Date, we expensed the $5.2 million unamortized balance of debt issue costs related to our pre-petition credit facility. In accordance with SOP 90-7, from the Petition Date through the Effective Date, interest income was classified within reorganization items rather than offsetting interest expense.

Income Taxes. The effective tax rate on continuing operations was a benefit of 10.5% for fiscal 2006 as compared to a provision of 100.0% for fiscal 2005. The fiscal 2006 rate reflected the maintenance of a full valuation allowance on our deferred tax assets as well as our ability to carry back certain NOLs and certain refundable credits. In fiscal 2006, we recorded a benefit of $4.5 million to correct fiscal 2005 errors, including a benefit of $11.7 million related to additional refunds from NOL carrybacks, partially offset by an expense of $7.2 million that was primarily related to depreciation and LIFO errors. The errors were insignificant to fiscal 2006 and fiscal 2005.

The fiscal 2005 rate reflected the establishment of a full valuation allowance against our net deferred tax assets. We evaluated the future realization of our net deferred tax assets during fiscal 2005 and determined that it was more likely than not that our net deferred tax assets would not be realized. As a result, in fiscal 2005 we recognized a full valuation allowance against our net deferred tax assets. We recognized no tax benefit or expense during the remainder of fiscal 2005.

Net Income (Loss) From Continuing Operations. Net income from continuing operations was $101.6 million for fiscal 2006, as compared to a net loss of $380.7 million for fiscal 2005. The improvement was due to decreases in income tax expense and impairment charges, as well as an increase in reorganization gains, all as previously discussed.

Discontinued Operations and Restructuring

In evaluating whether elements of our restructuring plans qualify for discontinued operations classification, we consider each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to our ongoing operations and cash inflows of our nearby stores are not expected to increase significantly because of the exit, the results of operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are classified as discontinued operations only if we determine that the related continuing cash flows will not be significant to our ongoing operations. Costs incurred to dispose of a location are included in gain (loss) on disposal of discontinued operations only if the location qualifies for discontinued operations classification.

Fiscal 2007 Sales and Closures. In early fiscal 2007, we closed seven U.S. stores and sold our 78% ownership interest in Bahamas Supermarkets Limited, which owned all of our operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which was included in gain on disposal of discontinued operations. Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

2005 Restructure Plan. In June 2005, we announced our intention to exit 326 stores and three distribution centers (the “2005 Restructure Plan”). We later expanded this plan by an additional 35 stores and one distribution center. In all, during fiscal 2006 we closed 374 stores, 4 distribution centers and all manufacturing operations except 2 dairies and the Chek beverage operation. We also restructured our field and administrative support staff to support the planned configuration of the retail business.

We classified results of operations of 2 distribution centers and 357 of the 374 stores exited during fiscal 2006 as discontinued operations. We determined that the closure of the remaining stores, the manufacturing operations and two of the distribution centers did not eliminate the cash flows for the stores, similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations.

Financial Information. The following summarizes the results of our discontinued operations (in thousands), all of which were recorded by the Predecessor:

	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Net sales from discontinued operations	$24,180	745,058	3,264,796

Earnings (loss) from discontinued operations	$2,333	(145,654)	(322,448)
Gain (loss) on disposal of discontinued operations	17,922	(320,846)	(129,456)

Net earnings (loss) from discontinued operations	$20,255	(466,500)	(451,904)

The following tables detail the net restructuring charge (gain) and (gain) loss on disposal of discontinued operations (in thousands), all of which were recorded by the Predecessor:

	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Restructuring:
(Gain) loss on sale/retirement, net	$(465)	(50,435)	(4,661)
Lease termination costs	154	32,804	34,950
Employee termination costs	228	5,385	2,226
Other location closing costs	869	4,547	1,724

Restructuring charge (gain), net	$786	(7,699)	34,239

(Gain) loss on disposal of discontinued operations:
(Gain) loss on sale/retirement, net	$(30,296)	(60,450)	(13,014)
LIFO liquidation	—	(39,820)	(20,349)
Lease termination costs	10,691	373,328	134,891
Employee termination (gain) costs	(11)	21,524	17,983
Other location closing costs	1,694	26,264	9,945

Net (gain) loss on disposal	$(17,922)	320,846	129,456

The following table summarizes the changes in liabilities recorded for the restructuring plans (in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Predecessor:
Balance as of June 30, 2004	$7,024	3,760	3,264
Additions	19,127	16,106	3,021
Utilizations	(21,484)	(16,448)	(5,036)
Adjustments	(4,507)	(3,258)	(1,249)

Balance as of June 29, 2005	$160	160	—

Additions	48,633	34,033	14,600
Utilizations	(33,404)	(23,319)	(10,085)
Adjustments	(11,765)	(9,515)	(2,250)

Balance as of June 28, 2006	$3,624	1,359	2,265

Additions	663	368	295
Utilizations	(2,991)	(1,155)	(1,836)
Adjustments	(175)	(175)	—

Balance as of Nov. 15, 2006	$1,121	397	724

Successor:
Balance as of Nov. 15, 2006	$1,121	397	724
Utilizations	(662)	(278)	(384)
Adjustments	(459)	(119)	(340)

Balance as of June 27, 2007	$—	—	—

In the Consolidated Balance Sheets, employee termination costs are included in accrued wages and salaries, while other location closing costs are included in accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of June 27, 2007, we had $592.9 million of liquidity, comprised of $391.0 million of borrowing availability under the Credit Agreement and $201.9 million of cash and cash equivalents. We anticipate that our liquidity will decrease during fiscal 2008, due primarily to increased capital expenditures, partially offset by anticipated cash flows from operating activities. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through fiscal 2008. Based on anticipated improvement in operating results and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2008 to operate our business and fund our capital-spending program.

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc., and certain of our subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, which is to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of our subsidiaries and are secured by senior liens on substantially all of our assets. Debt issuance costs of $9.2 million are being amortized over the term of the Credit Agreement. This Form 10-K contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability and Reserves.

As of the Effective Date, existing letters of credit under the DIP Credit Facility (as defined below) were rolled over as letters of credit under the Credit Agreement. We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 32 weeks ended June 27, 2007. As of June 27, 2007, $14 thousand was outstanding.

Borrowing availability was $391.0 million as of June 27, 2007, as summarized below (in thousands):

June 27, 2007
Lesser of Borrowing Base or Credit Agreement capacity [1]	$441,036
Outstanding borrowings	(14)

Excess Availability	441,022
Limitation on Excess Availability	(50,000)

Borrowing availability	$391,022

[1]	Net of Reserves of $253.5 million, including $234.5 million related to outstanding letters of credit.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of June 27, 2007, letters of credit totaling $234.5 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs. As of June 27, 2007, an additional $3.0 million in letters of credit were issued outside of the Credit Agreement and secured by marketable securities owned by the Company.

Debtor-In-Possession Credit Facility

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into an $800.0 million credit facility (the “DIP Credit Facility”). As of both the Effective Date and June 28, 2006, the outstanding balance on the DIP Credit Facility was $40.0 million under the term loan portion of the facility. On the Effective Date, we repaid the DIP Credit Facility, which was then terminated. In addition to the DIP Credit Facility, the Predecessor had $300.0 million of outstanding Notes, which were included in liabilities subject to compromise in the Predecessor’s balance sheet. In accordance with the Plan, the Notes were cancelled and the holders thereof received shares of the Successor’s common stock. In accordance with SOP 90-7, as of the Petition Date, the Predecessor ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes. See our Annual Report on Form 10-K for the fiscal year ended June 28, 2006, for more information about the DIP Credit Facility and the Notes.

Historical Cash Flow Data

Cash flows from discontinued operations are reported with cash flows from continuing operations within operating, investing and financing activities. The table below presents certain Consolidated Statements of Cash Flow data for fiscal 2007 and fiscal 2006 (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Cash provided by (used in):
Operating activities	$22,607	195,224	(228,136)
Investing activities	30,103	149,405	3,368
Financing activities	(38,307)	(202,492)	230,091

Operating Activities. For fiscal 2007, net cash provided by operating activities was $22.6 million, primarily due to proceeds from insurance of $42.0 million and income tax refunds of $28.5 million, offset by bankruptcy-related payments made subsequent to emergence and operating losses.

For fiscal 2005 and fiscal 2006, our cash flows from operating activities were significantly affected by our Chapter 11 filing. In fiscal 2005, cash used in operations of $228.1 million resulted substantially from the withdrawal of credit by many of our vendors due to our Chapter 11 filing and operating losses from underperforming stores. Cash provided by operations of $195.2 million in fiscal 2006 was primarily due to the resumption of vendor credit and accounts receivable collections lost during fiscal 2005 due to our Chapter 11 filing, as well as inventory liquidation upon closing underperforming stores.

Investing Activities. In fiscal 2007, cash provided by investing activities primarily related to the receipt of $54.0 million in proceeds from the sale of Bahamas Supermarkets Limited. Capital expenditures were $92.4 million, which included repairs to locations damaged by hurricanes, store remodeling and improvements, and equipment acquisition.

Financing Activities. In fiscal 2007, cash used in financing activities related primarily to payments on credit facilities of $52.6 million.

Capital Expenditures. In fiscal 2008, we expect capital expenditures to total approximately $250 million, of which approximately $140 million is budgeted for our store-remodeling program. We initiated this program during fiscal 2007, and as of June 27, 2007, had completed 20 remodels. In fiscal 2008 and future fiscal years, we plan to remodel approximately 75 stores annually. We believe we can achieve at least a 10% increase in identical store sales (or corresponding mitigation of the anticipated negative effect of a competitive store opening) during the first 12 months for all remodeled stores.

In addition to the store-remodeling program, we anticipate that during fiscal 2008 we will spend approximately $110 million on other capital expenditures, including maintenance and other store-related projects, information technology projects, and back-up generators.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Contractual obligations represent known future cash payments that we will be required to make under existing arrangements, such as debt and lease agreements. The table below presents the scheduled payments due under our contractual obligations as of June 27, 2007:

Contractual Obligations

	Payment due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt [1]	$—	—	—	—	—
Capital leases	29.3	8.1	13.7	7.4	0.1
Operating leases	1,861.4	208.2	391.3	344.2	917.7
Purchase obligations [2]	333.2	232.3	84.6	12.0	4.3
Retirement plans [3]	22.7	2.1	4.2	3.7	12.7
Other	22.5	18.6	3.9	—	—

Total	$2,269.1	469.3	497.7	367.3	934.8

[1]

Excludes: $234.5 million of letters of credit outstanding under the Credit Agreement; $3.0 million of letters of credit outstanding outside of the Credit Agreement; and Borrowing Availability of $391.0 million.

[2]

We enter into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Contracts that are cancelable, typically upon return of the related vendor allowances, are not included above. Contracts that are either non-cancelable or are less specific as to our obligations upon cancellation are included above. When applicable, we used anticipated purchase volumes to allocate the purchase obligation to the indicated periods. The amounts above include open purchase orders of $127.3 million.

[3]	Payments for retiree plans are based on actuarial projections related to our post-retirement benefits.

IMPACT OF INFLATION

Inflation impacts our operating costs including, but not limited to, cost of goods and supplies, utilities, occupancy costs, and labor expenses. We typically seek to mitigate these effects by passing along inflationary increases in costs through increases in the selling prices of our products. To the extent we pass through cost increases in the form of higher selling prices, our sales are positively impacted. If we are unable to pass through cost increases, we may experience pressure on our gross margins. We also seek to mitigate cost inflation through strategically managing pricing and promotions, lowering overhead costs, and/or by increasing productivity.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We believe that the policies below are our critical accounting policies, as they are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of inherently uncertain matters. See Item 8, Note 3 for further discussion of our accounting policies.

Fresh-Start Reporting. We emerged from Chapter 11 protection on November 21, 2006. We adopted fresh-start reporting in accordance with SOP 90-7 as of the close of business on November 15, 2006.

We applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a guideline company approach, in which valuation multiples observed from industry participants were considered and comparisons were made between our expected performance relative to other industry participants to determine appropriate multiples to apply to our financial metrics; (ii) review and analysis of several recent transactions of companies determined to be similar to us; and (iii) a calculation of the present value of the future cash flows based on our projections as included in the disclosure statement related to the Plan. The cash flows, taken from the Plan, were projected over five years, using discount rates of 15% to 25% and an assumed tax rate of 35%. In the disclosure statement related to the Plan, the reorganization value of Winn-Dixie was determined to be approximately $625 million to $890 million, with an approximate midpoint of $759 million. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), we allocated the reorganization value to our assets and liabilities. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate current interest rates. Deferred taxes were determined in accordance with U.S. generally accepted accounting principles. In addition to revaluing existing assets and liabilities, we recorded certain previously unrecognized assets and liabilities, including favorable and unfavorable leases and other intangibles. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. In accordance with SFAS 141, we allocated this excess as a reduction of asset values (to property, plant and equipment and intangible assets) on a pro-rata basis.

Long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to our best estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this comparison indicates that there is impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques.

Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause us to recognize a material impairment charge.

Intangible assets. We report intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that an intangible asset with indefinite useful economic life not be amortized, but instead be separately tested for impairment using a fair-value approach. The evaluation of possible impairment of intangible assets is affected by factors such as changes in economic conditions and changes in operating performance. These factors could cause us to recognize a material impairment charge as we assess the ongoing expected cash flows and carrying amounts of intangible assets.

Self-insurance. We self-insure for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability and property losses, as well as employee medical benefits. We obtain insurance coverage for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. We estimate the liabilities related to self-insured programs with the assistance of an independent actuary. The accounting estimates for self-insurance liabilities include both known and incurred but not reported insurance claims and reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our Chapter 11 filings. Unanticipated changes in these factors may materially affect our Consolidated Financial Statements.

Income taxes. We recognize deferred tax assets and liabilities for estimated future tax consequences that are attributable to differences between the financial statement bases of assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using the enacted tax rates for the year in which we expect those temporary differences to be recovered or settled. We adjust the valuation allowance against our net deferred tax assets based on our assessment of the likelihood of realization of such assets in the future; such adjustments may be material. Although we believe that the estimates and judgments used to prepare our various tax returns are reasonable and appropriate, such returns are subject to audit by the respective tax authorities.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 27, 2007, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of June 27, 2007, we had only $14 thousand outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the 32 weeks ended June 27, 2007 (Successor Company), the 20 weeks ended November 15, 2006 (Predecessor Company), and for each of the years in the two year period ended June 28, 2006 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the results of their operations and their cash flows for the 32 weeks ended June 27, 2007 (Successor Company), the 20 weeks ended November 15, 2006 (Predecessor Company) and for the years ended June 28, 2006 and June 29, 2005 (Predecessor Company) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 21, 2005. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on November 21, 2006. In connection with its emergence from bankruptcy, the Successor Company Winn-Dixie Stores, Inc. adopted fresh-start reporting in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” effective as of November 15, 2006. Accordingly, the Successor Company’s consolidated financial statements prior to November 15, 2006 are not comparable to its consolidated financial statements for periods on or after November 15, 2006.

As discussed in Note 9 to the consolidated financial statements, in connection with the application of fresh-start reporting, effective November 15, 2006 the Successor Company early adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Income Tax Uncertainties.”

As discussed in Note 12 to the consolidated financial statements, in connection with the application of fresh-start reporting, effective November 15, 2006, the Successor Company early adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and has recognized the funded status of the defined benefit postretirement plan in its consolidated financial statements as of June 27, 2007.

As discussed in Note 14 to the consolidated financial statements the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of June 28, 2006.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and changed its method for accounting for share-based payments as of June 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 27, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2007 expressed an unqualified opinion on management’s assessment of, and on the effective operation of, internal control over financial reporting.

KPMG LLP

Jacksonville, FL

Certified Public Accountants

August 27, 2007

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
Amounts in thousands except per share data	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Net sales	$4,524,483	2,676,678	7,133,048	6,945,021
Cost of sales, including warehouse and delivery expenses	3,295,185	1,969,641	5,282,484	5,131,819

Gross profit on sales	1,229,298	707,037	1,850,564	1,813,202
Other operating and administrative expenses	1,187,939	776,482	1,990,691	1,928,517
Impairment charges	—	20,778	14,789	155,888
Restructuring charge (gain), net	—	786	(7,699)	34,239

Operating income (loss)	41,359	(91,009)	(147,217)	(305,442)
Interest (income) expense, net (contractual interest for 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005 was $15,766, $38,520 and $42,427, respectively)	(4,132)	5,527	11,968	33,090

Income (loss) before reorganization items and income taxes	45,491	(96,536)	(159,185)	(338,532)
Reorganization items, net gain	—	(334,430)	(251,180)	(148,293)
Income tax expense (benefit)	17,026	(13,980)	(9,621)	190,459

Net income (loss) from continuing operations	28,465	251,874	101,616	(380,698)

Discontinued operations:
Income (loss) from discontinued operations	—	2,333	(145,654)	(322,448)
Gain (loss) on disposal of discontinued operations	—	17,922	(320,846)	(129,456)

Net income (loss) from discontinued operations	—	20,255	(466,500)	(451,904)
Cumulative effect of changes in accounting principle		—	(3,583)	—

Net income (loss)	$28,465	272,129	(361,301)	(832,602)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.53	1.78	0.72	(2.70)
Earnings (loss) from discontinued operations	—	0.15	(3.31)	(3.21)
Cumulative effect of changes in accounting principle	—	—	0.03	—

Basic and diluted earnings (loss) per share	$0.53	1.93	(2.56)	(5.91)

Dividends per share	$—	—	—	—

Weighted-average common shares outstanding-basic	53,901	141,317	141,184	140,837

Weighted-average common shares outstanding-diluted	54,084	141,317	141,184	140,837

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
Dollar amounts in thousands except par value	June 27, 2007	June 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$201,946	187,543
Marketable securities	4,836	14,308
Trade and other receivables, less allowance for doubtful receivables of $3,663 ($9,537 at June 28, 2006)	94,173	152,237
Insurance claims receivable	22,900	46,162
Income tax receivable	15,883	40,427
Merchandise inventories, less LIFO reserve of $5,107 ($152,729 at June 28, 2006)	641,458	477,885
Prepaid expenses and other current assets	40,982	48,827
Assets held for sale	—	44,710

Total current assets	1,022,178	1,012,099

Property, plant and equipment, net	300,174	496,830
Intangible assets, net	331,803	38,979
Other assets, net	16,736	60,241

Total assets	$1,670,891	1,608,149

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current borrowings under credit facilities	$—	40,000
Current portion of long-term debt	—	232
Current obligations under capital leases	6,289	3,617
Accounts payable	262,787	229,951
Reserve for self-insurance liabilities	73,451	74,905
Accrued wages and salaries	76,334	80,495
Accrued rent	39,685	43,942
Accrued expenses	83,763	108,281
Liabilities related to assets held for sale	—	9,206

Total current liabilities	542,309	590,629

Reserve for self-insurance liabilities	147,339	151,131
Long-term borrowings under credit facilities	14	—
Long-term debt	—	164
Unfavorable leases	138,700	—
Obligations under capital leases	18,622	5,369
Other liabilities	26,966	24,990

Total liabilities not subject to compromise	873,950	772,283

Liabilities subject to compromise	—	1,117,954

Total liabilities	873,950	1,890,237

Commitments and contingent liabilities (Notes 1, 9, 10, 14, 17)
Shareholders’ equity (deficit):
Predecessor common stock, $1 par value.
Authorized 400,000,000 shares; 154,332,048 shares issued;
141,858,015 shares outstanding at June 28, 2006	—	141,858
Successor common stock, $0.001 par value. Authorized 400,000,000 shares; 54,000,000 shares issued; 53,901,473 shares outstanding at June 27, 2007	54	—
Additional paid-in-capital	762,401	34,874
Retained earnings (accumulated deficit)	28,465	(438,015)
Accumulated other comprehensive income (loss)	6,021	(20,805)

Total shareholders’ equity (deficit)	796,941	(282,088)

Total liabilities and shareholders’ equity (deficit)	$1,670,891	1,608,149

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
Amounts in thousands	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Cash flows from operating activities:
Net income (loss)	$28,465	272,129	(361,301)	(832,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on sales of assets, net	1,566	(35,373)	(112,748)	(28,276)
Reorganization items, net gain	—	(334,430)	(251,180)	(148,293)
Impairment charges	—	20,857	23,292	272,354
Depreciation and amortization	42,475	36,274	111,336	150,459
Deferred income taxes	17,026	—	—	241,747
Share-based compensation, net	3,455	11,609	2,391	9,383
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	2,152	—	—	—
Trade, insurance and other receivables	17,762	29,850	20,875	(105,901)
Merchandise inventories	15,305	(31,564)	307,602	121,574
Prepaid expenses and other current assets	16,313	(2,426)	37,637	(36,316)
Accounts payable	(18,288)	(20,458)	57,096	(25,698)
Lease liability on closed facilities	—	(838)	415,993	132,220
Income taxes payable / receivable	32,436	(2,944)	(8,990)	19,727
Reserve for self-insurance liabilities	(12,988)	(1,203)	6,027	10,662
Accrued expenses and other	(50,030)	(3,440)	2,221	5,843

Net cash provided by (used in) operating activities before reorganization items	95,649	(61,957)	250,251	(213,117)

Cash effect of reorganization items	—	(11,085)	(55,027)	(15,019)

Net cash provided by (used in) operating activities	95,649	(73,042)	195,224	(228,136)

Cash flows from investing activities:
Purchases of property, plant and equipment	(68,517)	(23,888)	(30,538)	(111,485)
Decrease in investments and other assets , net	12,672	15,067	6,592	8,341
Sales of assets	2,071	83,012	167,630	107,245
Purchases of marketable securities	(2,165)	(4,321)	(9,120)	(19,209)
Sales of marketable securities	1,325	14,991	14,158	17,052
Other, net	164	(308)	683	1,424

Net cash (used in) provided by investing activities	(54,450)	84,553	149,405	3,368

Cash flows from financing activities:
Gross borrowings on credit facilities	4,955	7,690	698,542	1,967,211
Gross payments on credit facilities	(4,941)	(47,690)	(903,545)	(1,722,208)
Increase in book overdrafts	15,063	164	4,178	—
Principal payments on long-term debt and capital leases	(3,372)	(981)	(1,804)	(2,609)
Debt issuance costs	(8,829)	(366)	(721)	(13,121)
Other, net	—	—	858	818

Net cash provided by (used in) financing activities	2,876	(41,183)	(202,492)	230,091

Increase (decrease) in cash and cash equivalents	44,075	(29,672)	142,137	5,323
Cash and cash equivalents classified as assets held for sale	—	—	(16,735)	—
Cash and cash equivalents at beginning of period	157,871	187,543	62,141	56,818

Cash and cash equivalents at end of period	$201,946	157,871	187,543	62,141

Supplemental cash flow information:
Interest paid	$3,360	4,716	10,576	22,477
Interest and dividends received	$7,044	4,316	3,852	693
Income taxes refunded	$27,864	614	616	71,010

Non-cash activities: See Note 1 regarding non-cash activities related to fresh-start reporting. In addition, the Company entered into capital leases totaling $14.9 million and $3.5 million during the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006, respectively. As of June 27, 2007, $19.9 million of purchases of property, plant and equipment were included in accounts payable.

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Amounts in thousands except per share data	Number of Common Shares	Dollar Value of Common Stock	Additional Paid-In- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Predecessor:
Balances as of June 30, 2004	142,028	$142,028	22,931	755,888	(3,502)	$917,345

Comprehensive loss:
Net loss	—	—	—	(832,602)	—	(832,602)
Minimum pension liability adjustment *	—	—	—	—	(30,524)	(30,524)
Realized gain on marketable securities, net of tax of $2,529	—	—	—	—	(5,568)	(5,568)
Unrealized gain on marketable securities*	—	—	—	—	1,261	1,261

Total comprehensive loss	—	—	—	(832,602)	(34,831)	(867,433)
Common stock issued and stock compensation expense	276	276	9,521	—	—	9,797
Common stock acquired	(415)	(415)	—	—	—	(415)

Balances as of June 29, 2005	141,889	$141,889	32,452	(76,714)	(38,333)	$59,294

Comprehensive loss:
Net loss	—	—	—	(361,301)	—	(361,301)
Minimum pension liability adjustment *	—	—	—	—	16,945	16,945
Realized gain on marketable securities*	—	—	—	—	577	577
Unrealized gain on marketable securities*	—	—	—	—	6	6

Total comprehensive loss	—	—	—	(361,301)	17,528	(343,773)
Common stock issued and stock compensation expense	200	200	2,422	—	—	2,622
Common stock acquired	(231)	(231)	—	—	—	(231)

Balances as of June 28, 2006	141,858	$141,858	34,874	(438,015)	(20,805)	$(282,088)

Comprehensive loss before fresh-start reporting:
Net loss	—	—	—	(25,022)	—	(25,022)
Minimum pension liability adjustment *	—	—	—	—	(1,854)	(1,854)
Unrealized gain on marketable securities*	—	—	—	—	204	204

Total comprehensive loss	—	—	—	(25,022)	(1,650)	(26,672)
Share-based compensation expense	—	—	2,373	—	—	2,373

Balances prior to fresh-start reporting	141,858	$141,858	37,247	(463,037)	(22,455)	$(306,387)

Cancellation of Predecessor stock and fresh-start reporting	(141,858)	(141,858)	(37,247)	463,037	22,455	306,387
Distribution of Successor stock	53,901	54	758,946	—	—	759,000

Successor:
Balances as of Nov. 15, 2006	53,901	$54	758,946	—	—	$759,000

Comprehensive income:
Net income	—	—	—	28,465	—	28,465
Gain on post-retirement benefit obligation*	—	—	—	—	6,011	6,011
Unrealized gain on marketable securities*	—	—	—	—	10	10

Total comprehensive income	—	—	—	28,465	6,021	34,486
Share-based compensation expense			3,455	—	—	3,455

Balances as of June 27, 2007	53,901	$54	762,401	28,465	6,021	$796,941

*	Net of tax of $0.

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

Emergence from Bankruptcy Protection: On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”; see Item 15, Exhibits 2.1 and 2.2). Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). The appeals remain pending.

Upon emergence from bankruptcy protection, the Company adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of its immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values. Accordingly, the Company’s financial statements for periods prior to November 16, 2006, are not comparable to its financial statements for periods on or after November 16, 2006. References to the “Successor” refer to Winn-Dixie on or after November 16, 2006, after application of fresh-start reporting; references to the “Predecessor” refer to Winn-Dixie prior to November 16, 2006. See “—Fresh Start Reporting” below for further information.

Discharge and Treatment of Claims and Interests: As of the Effective Date, the Debtors were discharged and released from all claims and interests in accordance with the provisions of the Plan.

The Plan provided for payment in full in cash, satisfaction on deferred payment terms or reinstatement of allowed administrative, priority and secured claims, and the distribution of shares of new Winn-Dixie common stock in satisfaction of allowed unsecured claims. Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the terms of the Plan, 54 million shares of new common stock were issued to the Company’s disbursing agent for distribution to unsecured creditors. See “—Claims Resolution and Plan Distributions” for further information. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. In addition, 5.4 million shares were reserved for issuance under the equity incentive plan (see Note 13). The Successor’s common stock trades on the NASDAQ Global Market under the symbol “WINN.”

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Pursuant to the Plan, on the Effective Date, all shares of the Predecessor’s common stock were canceled and no distribution was made to holders thereof.

Exit Financing: On the Effective Date, the Company closed on a $725.0 million senior secured revolving credit facility (the “Credit Agreement”; see Note 10).

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

Unsecured claims: Once the allowed amount of an unsecured claim is determined through settlement or by Court order, the claimant is entitled to a distribution as provided for by the Plan. Substantially all unsecured claimants with allowed claims are entitled to a distribution of shares of the Successor’s common stock, with the number of shares dependent on the amount and class of the allowed claim. As of July 30, 2007, 45.7 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $900.1 million in allowed amounts; 0.3 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $6.2 million in allowed amounts, pending such holders satisfaction of tax requirements; and 8.0 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Holders of disputed unsecured claims that are subsequently allowed will receive distributions no less frequently than quarterly, as required by the Plan. If sufficient excess shares remain in reserve after resolution of all disputed unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the Plan. Claimants as of the Applicable Distribution Record Date established under the Plan (December 20, 2006, for class 13 and November 15, 2006, for other classes) will receive such excess shares if and when distributed. There is no assurance that there will be sufficient shares to satisfy all allowed claims or any excess shares for any such subsequent distribution. The claims resolution process for unsecured claims, as provided for in the Plan, will not result in additional expense or income in the Successor’s financial statements.

Administrative and Priority Claims: Pursuant to the Plan, administrative and priority claims are satisfied with cash. Administrative and priority claims that were allowed as

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

of the Effective Date were paid in full shortly thereafter. Other administrative and priority claims remain subject to dispute and will be paid if and when allowed. In addition, the Plan established a deadline by which all administrative claims (with certain exceptions, including ordinary course of business claims) must be asserted by application filed with the Court. That deadline was January 5, 2007. Any administrative claim not asserted in a timely filed application (unless subject to an exception) will not be enforceable against the Debtors. As the claims resolution process remains ongoing, the allowed amounts of certain administrative claims have not yet been established. The Company recorded an estimate of the allowed amount of administrative claims as of the Effective Date, based on the best information then available to the Company. The claims resolution process for such claims could result in additional expense or income in the Successor’s financial statements if actual results differ from such estimates. Such additional expense or income could be material.

Secured Claims: Secured claims were satisfied by reinstatement of each obligation on its original terms, satisfied on deferred payment terms or paid in full in cash. The claims resolution process with respect to certain secured claims remains ongoing.

Leases and Contracts: During the pendency of the Chapter 11 case and effective as of the Effective Date, the Debtors assumed a number of leases and other executory contracts, as well as certain employee benefit programs. Any past due amounts owed under the assumed leases and contracts were required to be cured, and all undisputed cure payments were made shortly after the Effective Date. Disputes as to certain cure obligations remain pending before the Court. Continuing obligations under the assumed leases and contracts will be satisfied in the ordinary course of business. Any lease or contract that was not assumed, rejected or otherwise disposed of by Court order during the pendency of the Chapter 11 case was deemed rejected under the Plan as of the Effective Date. Pre-petition amounts owing under rejected leases and contracts, as well as prospective rejection damage claims, were treated as unsecured claims under the Plan. See “—Claims Resolution and Plan Distributions” above.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Reorganization Items: Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Gain on extinguishment of debt	$(188,197)	—	—
Revaluation of assets and liabilities	(144,837)	—	—
Professional fees	31,192	42,890	23,029
Lease rejections	(42,799)	(279,276)	(185,596)
Employee costs	1,574	6,975	3,330
Abandoned property	—	794	6,022
Interest income	(3,583)	(1,995)	—
Write-off of debt issue costs	—	—	4,254
Estimated claims adjustments and other, net	12,220	(20,568)	668

Reorganization items, net gain	$(334,430)	(251,180)	(148,293)

Cash effect of reorganization items:
Professional fees	$14,337	48,435	11,117
Employee costs	—	6,610	3,084
Interest income	(3,683)	(1,555)	—
Other	431	1,537	818

Total cash effect of reorganization items	$11,085	55,027	15,019

Gain on extinguishment of debt and revaluation of assets and liabilities both related to fresh-start reporting, as further described below. Professional fees included financial, legal, real estate and valuation services directly associated with the reorganization process. Lease rejections related to the net non-cash gains that resulted from rejections of leases, primarily real estate leases, for which rejection damage estimates were less than amounts previously recorded as liabilities. Employee costs related to the Company’s key employee retention plan, by which certain key associates, including executive officers, were eligible for retention incentives.

Abandoned property represented the net book value of equipment and leasehold improvements in facilities for which the leases were rejected and the properties turned over to the landlords. In accordance with SOP 90-7, from the Petition Date through the Effective Date, interest income was classified as a component of reorganization items. Also in accordance with SOP 90-7, the Company expensed the unamortized balance of debt issue costs related to the Predecessor’s senior notes as of the Petition Date. Estimated claims adjustments and other, net, related to increases and decreases to claims as resolved including reductions from potential claimants that did not file a proof of claim by the Court-established bar date.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Liabilities Subject to Compromise: Liabilities subject to compromise consisted of:

Predecessor
June 28, 2006
Senior notes, including accrued interest	$310,540
Accounts payable	305,065
Lease-related liabilities	295,975
Non-qualified retirement plans	103,312
General liability claims	63,651
Other liabilities	39,411

Liabilities subject to compromise	$1,117,954

Fresh-start reporting discharged most of the Predecessor’s pre-petition liabilities and reclassified the remaining liabilities subject to compromise to the appropriate liability accounts under the terms of the Plan.

Fresh-Start Reporting: In accordance with SOP 90-7, fresh-start reporting was required upon emergence from Chapter 11 because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of the Company’s assets was less than its post-petition liabilities and allowed claims.

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

The Company applied various valuation methods to calculate the reorganization value of the Successor. These methods included (i) a guideline company approach, in which valuation multiples observed from industry participants were considered and comparisons were made between the expected performance of the Company relative to other industry participants to determine appropriate multiples to apply to the Company’s financial metrics; (ii) review and analysis of several recent transactions of companies determined to be similar to the Company; and (iii) a calculation of the present value of the future cash flows based on the Company’s projections as included in the disclosure statement related to the Plan. The cash flows, taken from the Plan, were projected over five years, using discount rates of 15% to 25% and an assumed tax rate of 35%. In the disclosure statement related to the Plan, the reorganization value of Winn-Dixie was determined to be approximately $625 million to $890 million, with an approximate midpoint of $759 million. The reorganization value was determined using numerous

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the Company allocated its reorganization value to its assets and liabilities. As detailed below, the net fresh-start valuation adjustments increased the book values of assets and liabilities by $265.5 million and $120.7 million, respectively. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate current interest rates. Deferred taxes were determined in accordance with U.S. generally accepted accounting principles. In addition to revaluing existing assets and liabilities, the Company recorded certain previously unrecognized assets and liabilities, including favorable and unfavorable leases and other intangibles. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value by approximately $400.0 million. In accordance with SFAS 141, the Company allocated this excess as a reduction of asset values (to property, plant and equipment and intangible assets) on a pro-rata basis.

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

Fresh-start reporting resulted in the selection of appropriate accounting policies for the Successor. The significant accounting policies disclosed in the Predecessor’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, were adopted by the Successor, though many of the account balances were affected by the adjustments detailed below. SOP 90-7 also required the Company to adopt as of November 15, 2006, all accounting guidance that would otherwise be effective within twelve months.

The following table presents the effects of transactions outlined in the Plan and adoption of fresh-start reporting on the consolidated balance sheet as of November 15, 2006. The table reflects settlement of various liabilities, cancellation of existing stock, issuance of new stock, and other transactions, as well as the fresh-start adjustments, such as revaluation of assets and liabilities to fair values and recording of certain intangible assets.

Included in liabilities subject to compromise of $1.1 billion were amounts settled with stock valued at $759.0 million.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
Cash and cash equivalents	$198,830	(40,959)	a	—		157,871
Trade and other receivables, net	139,047	(47,148)	b	4,558	g	96,457
Merchandise inventories, net	509,449	—		147,314	f	656,763
Other current assets	114,305	2,344	c	19,728	g	136,377

Total current assets	961,631	(85,763)		171,600		1,047,468
Property, plant and equipment, net	468,939	—		(237,587)	g	231,352
Intangibles and other assets	75,000	7,114	c	331,545	g	413,659

Total assets	$1,505,570	(78,649)		265,558		1,692,479

Accounts payable	$217,354	44,325	b	(6,698)	g	254,981
Current borrowings under DIP Credit Facility	39,956	(39,956)	a	—		—
Other current liabilities	308,870	31,741	d	(17,228)	g	323,383

Total current liabilities	566,180	36,110		(23,926)		578,364
Non-current liabilities	187,709	22,759	b	144,647	g	355,115

Total liabilities not subject to compromise	753,889	58,869		120,721		933,479
Liabilities subject to compromise	1,058,068	(1,058,068)	b	—		—

Total liabilities	1,811,957	(999,199)		120,721		933,479

Common stock	141,858	(141,804)	e	—		54
Additional paid-in-capital	37,247	910,040	e	(188,341)	h	758,946
Accumulated deficit	(463,037)	152,314	e	310,723	h	—
Accumulated other comprehensive loss	(22,455)	—		22,455	h	—

Total shareholders’ (deficit) equity	(306,387)	920,550		144,837		759,000

Total liabilities and shareholders’ (deficit) equity	$1,505,570	(78,649)		265,558		1,692,479

a.	Primarily reflects the payment of the DIP Credit Facility (as defined in Note 10) and related accrued interest.
b.	Reflects the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Plan of Reorganization, including offset of certain accounts receivable, the settlement of remaining liabilities subject to compromise through accrual of reinstated obligations or distributions payable and the accrual of insurance costs related to the confirmation of the Plan and debt issuance costs of the Credit Agreement.
c.	Reflects escrow deposits and the capitalization of debt issuance costs of the Credit Agreement, net of the write-off of unamortized debt issuance costs of the DIP Credit Facility.
d.	Reflects the accrual of contract cure costs of assumed contracts and leases and professional fees related to the consummation of the Plan.
e.	Reflects the issuance of the Successor’s common stock to pre-petition creditors, the cancellation of the Predecessor’s common stock, the gain on discharge of liabilities subject to compromise and other costs incurred pursuant to the Plan.
f.	Primarily reflects a change to the carrying value of inventory to reflect the reversal of the LIFO reserve and other adjustments to FIFO values (both as defined in Note 3).
g.	Reflects revaluation of assets and liabilities to fair values, including recognition of certain intangible assets and the reduction of non-current assets in accordance with SFAS 141.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in the Successor’s equity value of $759.0 million.

2.	Liquidity

As of June 27, 2007, the Company had $592.9 million of liquidity, comprised of $391.0 million of borrowing availability under the Credit Agreement and $201.9 million of cash and cash equivalents. The Company anticipates that during fiscal 2008 its liquidity will decrease primarily due to increased capital expenditures, partially offset by anticipated cash flows from operating activities. The Company believes it has sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund its cash requirements for existing operations and capital expenditures through fiscal 2008. Based on anticipated improvement in operating results and borrowing availability, the Company believes it has sufficient resources to operate the business and fund capital spending programs beyond fiscal 2008.

3.	Summary of Significant Accounting Policies and Other Matters

The Company: As of June 27, 2007, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 520 retail stores, with 5 fuel centers and 59 liquor stores. In support of its stores, the Company operated six distribution centers and three manufacturing operations.

Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal 2007, 2006 and 2005 were each comprised of 52 weeks. As a result of the adoption of fresh-start reporting, the results of operations reflect 32 weeks ended June 27, 2007, of the Successor and 20 weeks ended November 15, 2006, of the Predecessor in order to report what was historically the fiscal year ended June 27, 2007.

Basis of Consolidation: The Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, all of which are wholly owned and fully consolidated. Significant intercompany accounts and transactions are eliminated in consolidation.

Business Reporting Segments: The Company determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is omitted. Net sales primarily relate to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel and floral departments comprised approximately 10% of retail sales for all periods reported in the Consolidated Financial Statements.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The Company cannot determine future events and their effects with certainty. Therefore, the determination of estimates requires the exercise of judgment based on

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company periodically reviews these significant factors and makes adjustments when appropriate. Actual results could differ from those estimates.

Basis of Presentation: As discussed in Note 1, the Company emerged from Chapter 11 protection on November 21, 2006, and adopted fresh-start reporting in accordance with SOP 90-7 as of the close of business on November 15, 2006. The Company’s emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit as of November 15, 2006. Accordingly, the Company’s consolidated financial statements for periods prior to November 16, 2006, are not comparable to its consolidated financial statements for periods on or after November 16, 2006.

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

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Book overdrafts of $19.4 million and $4.2 million were classified as accounts payable in the Consolidated Balance Sheets as of June 27, 2007, and June 28, 2006, respectively.

Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effects, are excluded from operations and reported in accumulated other comprehensive income until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to operations, establishing a new cost basis for the security. The Company has had no such declines in the fair value of an available-for-sale security. Realized gains and losses are included in operations and calculated using the specific identification method to determine the cost of securities sold. These securities are pledged as collateral for certain letters of credit (see Note 10). Of the total available-for-sale securities, $2.3 million mature within one year from the balance sheet date and $2.5 million mature from one to five years from the balance sheet date.

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to vendor allowances and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

market. As of both June 27, 2007, and June 28, 2006, the dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers. The LIFO reserve represents the amount of the excess of the replacement or current cost over the stated LIFO amount.

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

Property, Plant and Equipment: As a result of fresh-start reporting, property, plant and equipment was revalued in accordance with SFAS 141 as of November 15, 2006 (see Note 1). Property, plant and equipment purchased subsequent to November 15, 2006, is stated at historical cost less accumulated depreciation and amortization.

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

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the Company’s best estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this comparison indicates that there is impairment, an impairment loss is recorded for the excess of net book value over the fair value of the impaired asset. Fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques.

Intangible Assets: Intangible assets primarily consist of favorable leases (which resulted from lease agreements with contract rates below market value rates as of the Effective Date), pharmacy prescription files, software, liquor licenses, and the Company’s trade name and trademark. Intangible assets related to favorable leases are amortized over the lesser of the remaining lease term, including renewal options, or seventeen years. Amortization of favorable leases is recognized as an increase in rent

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

expense within other operating and administrative expenses. Other intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets, which range from four to seven years.

Intangible assets with indefinite lives are not amortized, but are instead reviewed for impairment annually in the fourth fiscal quarter or more frequently if events or circumstances indicate that the asset may be impaired.

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

Unfavorable Leases: As a result of fresh-start reporting, the Company recorded unfavorable leases, which resulted from lease agreements with contract rates in excess of market value rates as of the Effective Date. Amortization is recognized on a straight-line basis over the remaining term of the lease as a reduction of rent expense within other operating and administrative expenses.

Income Taxes: The Company recognizes deferred tax assets and liabilities for estimated future tax consequences that are attributable to differences between the financial statement bases of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates for the year in which those temporary differences are expected to be recovered or settled. The Company adjusts the valuation allowance against its net deferred tax assets based upon its assessment of the likelihood of realization of such assets in the future; such adjustments may be material. Although the Company believes that the estimates and judgments used to prepare its various tax returns are reasonable and appropriate, such returns are subject to audit by the respective tax authorities.

The Company classifies interest expense related to income tax uncertainties as a component of interest expense. Any related penalties are included in other operating and administrative expenses.

Self-Insurance: The Company self-insures for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability, and property losses, as well as employee medical benefits. Insurance coverage is obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. Liabilities are determined by management using information such as independent actuarial estimates, and include both a liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the Consolidated Statements of Operations in the same lines in which the losses are recorded, and are based on management’s best estimate of amounts due from insurance providers.

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

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income, changes in costs and, during the Chapter 11 proceedings, recalculation of liabilities based upon a statutory formula when the Court approved rejection of a lease under the Bankruptcy Code. All adjustments are recorded in the period in which the changes become known. Closed facility liabilities are paid over the remaining lease terms unless the lease was rejected under the provisions of the Bankruptcy Code. Substantially all facility closings were completed within one year after the decision to close.

Revenue Recognition: The Company recognizes revenue at the time of sale for retail sales. In the Consolidated Statements of Operations, “net sales” are reported net of sales taxes and similar taxes.

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

Cost of Sales: Cost of sales includes the cost of inventory sold during the period, net of discounts and vendor allowances; purchasing costs; transportation costs, including inbound freight and internal transfer costs; warehousing costs, including receiving and inspection costs; and other costs of the Company’s distribution network.

Vendor Allowances: The Company receives allowances or rebates from certain vendors in the form of promotional allowances, quantity discounts, payments under merchandising agreements and other allowances that relate to new item introductions,

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

slotting fees, placement of the vendors’ products in premier locations within the stores, and temporary price reductions offered to customers. The allowances reduce cost of sales if the product has been sold, and reduce ending inventory if the product has not yet been sold. Management uses average product turnover rates to estimate the amount of product sold.

Promotional allowances are recognized based on the terms of the underlying agreements, which require either specific performance or time-based merchandising of vendor products. Thus, the Company recognizes allowances when it meets the performance criteria or on the expiration of the agreement. Promotional allowances received in advance that are contractually refundable, in whole or in part, are deferred and reported in accounts payable and other liabilities until earned. Quantity discounts and payments under merchandising agreements are recognized when specified purchase or sales volume levels are achieved and are typically not received in advance. The amounts due the Company under such agreements are reported in trade and other receivables.

Advertising: The Company expenses the costs of advertising and promotions as incurred and, depending on the location, reports these costs in other operating and administrative expenses or loss from discontinued operations. Advertising and promotional expense totaled $51.4 million, $34.6 million, $88.9 million and $132.6 million for the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005, respectively.

Comprehensive Income (Loss): Comprehensive income (loss) differs from net income (loss) as shown on the Consolidated Statements of Operations due to gain on post-retirement benefit obligation, unrealized changes in the fair values of marketable securities and, for the Predecessor only, additional minimum pension liability adjustments. These items are excluded from operations and are instead recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit).

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which the Company adopted effective June 30, 2005 (see Note 13).

Reclassifications and Revisions: The Company reclassified the results of operations to present most locations sold or closed as discontinued operations (see Note 15). Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

4.	Earnings (Loss) per Share

Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

incremental shares that would have been outstanding on the assumed vesting and exercise of all common stock equivalents (options, restricted stock and restricted stock units, collectively “CSEs”), subject to anti-dilution limitations.

For the 32 weeks ended June 27, 2007, the weighted-average number of common shares outstanding used in the calculation of diluted earnings per share included approximately 0.2 million CSEs. For the 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005, there were no dilutive CSEs. The calculations excluded approximately 1.1 million, 6.5 million, 7.1 million and 7.4 million anti-dilutive CSEs for the 32 weeks ended June 27, 2007, 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005, respectively.

5.	Inventory

LIFO (charges) benefits recognized (increased) reduced cost of sales for continuing operations by $(5.1) million, $1.8 million, $0.5 million and $6.0 million for the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005, respectively. Additional LIFO benefits for these periods resulted primarily from liquidations of LIFO layers and were reported as a component of discontinued operations (see Note 15).

As of November 15, 2006, the Predecessor’s LIFO reserve balance of $151.0 million was reversed to reorganization gain as a result of fresh-start reporting (see Note 1).

6.	Property, Plant and Equipment

Property, plant and equipment consisted of:

	Successor	Predecessor
	June 27, 2007	June 28, 2006
Land and land improvements	$12,269	25,694
Buildings	44,503	114,444
Furniture, fixtures, machinery and equipment	140,236	961,696
Transportation equipment	13,432	65,721
Improvements to leased facilities	66,000	407,695
Construction in progress	37,318	4,944

	313,758	1,580,194
Less: Accumulated depreciation	(31,501)	(1,088,689)

	282,257	491,505
Assets under capital leases, net of accumulated amortization of $1,101 ($12,557 in 2006)	17,917	5,325

Property, plant and equipment, net	$300,174	496,830

Assets under capital leases are primarily transportation equipment, store facilities and related land. Property, plant and equipment were revalued and accumulated depreciation and amortization were eliminated as of November 15, 2006, as a result of fresh-start reporting (see Note 1).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Intangible Assets

The table below provides information about intangible assets. See Note 1 regarding the effect of fresh-start reporting on intangible assets. See Note 9 regarding a reduction of intangible assets related to recognition of tax attributes that existed as of November 15, 2006.

	Successor			Predecessor
	Weighted average remaining amortization period (years)	June 27, 2007		June 28, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Favorable leases	16	$258,256	(10,114)	—	—
Pharmacy prescription files	6	25,209	(2,339)	6,197	(5,478)
Software	3	37,312	(6,915)	103,500	(71,294)

Total		$320,777	(19,368)	109,697	(76,772)

Unamortized Intangible Assets
Trade name and trademark		$22,815		—
Liquor licenses		7,579		6,054

		$30,394		6,054

Aggregate Amortization Expense
For the 32 weeks ended June 27, 2007		$19,368

Estimated Amortization Expense
Fiscal 2008		$31,395
Fiscal 2009		27,016
Fiscal 2010		23,856
Fiscal 2011		23,279
Fiscal 2012		20,773
Thereafter		175,090

		$301,409

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

8.	Impairment Charges

No impairment charges were recorded by the Successor during the 32 weeks ended June 27, 2007. Impairment charges for other periods were comprised of the following:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Store facilities	$20,778	6,191	45,446
Manufacturing facilities	—	46	5,121
Distribution centers	—	8,239	4,507
Information technology projects	—	313	8,838
Airplanes	—	—	4,864
Goodwill	—	—	87,112

Total, continuing operations	20,778	14,789	155,888
Impairment charges, discontinued operations	79	8,503	116,466

Total impairment charges	$20,857	23,292	272,354

The Company periodically estimated the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above except goodwill. The Company modified certain cash flow estimates in late fiscal 2005 based on its then-announced exit from more than 300 stores and other facilities (see Note 15). Modified estimates included the number and timing of stores to be exited, the percentage of stores to be sold and sales proceeds, among others.

Due to a substantial, other than temporary decline in the Company’s market capitalization in the first quarter of fiscal 2005, the Company performed an impairment review of goodwill and determined that the fair value of the Company was less than shareholders’ equity, an indication that goodwill may have been impaired. Therefore, the Company performed the second step of the goodwill impairment test, resulting in an impairment charge of $87.1 million to record the full impairment of goodwill associated with prior acquisitions. The goodwill impairment charge was calculated as the difference between: (a) the implied fair value of the Company, less the fair value of the net assets, and (b) the carrying value of goodwill. The Company’s implied fair value was estimated based on the market value of its common stock multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if it were 100% owned by a single stockholder. The Company obtained information on completed and pending sales of similar-sized companies to estimate an implied control premium for the Company.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

9.	Income Taxes

Income tax expense (benefit) for continuing operations consisted of:

	Successor	Predecessor
	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Income tax expense (benefit)
Current
Federal	$—	(2,622)	(10,342)	(54,859)
State	—	(11,358)	721	3,571

	—	(13,980)	(9,621)	(51,288)

Deferred
Federal	14,970	—	—	228,800
State	2,056	—	—	12,947

	17,026	—	—	241,747

Total	$17,026	(13,980)	(9,621)	190,459

The following table reconciles the federal statutory income tax rate to the effective income tax rate for continuing operations:

	Successor	Predecessor
	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Federal statutory income tax rate	35.00%	35.00%	35.00%	(35.00)%
State and local income taxes, net of federal income tax benefits	2.94	(3.10)	0.51	5.64
Company-owned life insurance gain	—	20.44	—	—
Tax credits	(0.40)	(0.04)	(0.33)	(0.21)
Effect of permanent differences related to bankruptcy	(7.00)	(6.07)	16.32	—
Valuation allowance	—	(51.25)	(57.41)	122.82
Other, net	6.89	(0.86)	(4.55)	6.75

Effective tax rate	37.43%	(5.88)%	(10.46)%	100.00%

Income tax expense of $17.0 million was recognized for the 32 weeks ended June 27, 2007. The expense will not result in significant cash payments due to the availability of net operating loss (“NOL”) carryforwards, as further described below. The income tax benefit recognized for the 20 weeks ended November 15, 2006, was attributable to the Company’s ability to carry back certain NOLs and an $11.6 million benefit associated with the resolution of a state tax matter.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

In fiscal 2006, in addition to the tax benefit related to the Company’s ability to carry back certain NOLs, the Company recorded a benefit of $4.5 million to correct fiscal 2005 errors, including a benefit of $11.7 million related to additional refunds from NOL carryback amounts, partially offset by an expense of $7.2 million that primarily related to depreciation and LIFO errors. The errors were insignificant to fiscal 2006 and fiscal 2005. Income tax expense recognized for fiscal 2005 reflected the establishment of a full valuation allowance against the Company’s net deferred tax assets when the Company determined that it was more likely than not that its net deferred tax assets would not be realized.

Valuation Allowance

The Company maintains a full valuation allowance against substantially all of its net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

NOL Carryforwards

As of June 27, 2007, the Company had NOL carryforwards for federal income tax purposes of $479.6 million that will begin to expire in fiscal 2025, and NOL carryforwards for state income tax purposes of $1.0 billion that will begin to expire in fiscal 2015. In addition, the Company had tax credit carryforwards of $19.7 million for federal income tax purposes, which will begin to expire in fiscal 2023.

As the Company settles the remaining bankruptcy claims, its NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution.

The ultimate utilization of the Company’s NOL carryforwards and other tax attributes will depend on several factors, including its future financial performance and certain federal income tax qualifications and elections under §382 of the Internal Revenue Code (the “IRC”). Management currently expects to qualify under §382(l)(5) and make this election in its fiscal 2007 return. Under §382(l)(5), the Company will have unlimited use of its NOLs if there is not a change of ownership (as defined by the IRC) before November 9, 2008. If the Company does not qualify under, or elects out of, §382(1)(5), it will be subject to an annual limitation on the use of its NOLs and certain deductions under §382(l)(6), which may limit its ability to fully utilize the NOL carryforwards discussed above. To preserve the NOL carryforwards available to the Company after emergence, the Successor’s Articles of Incorporation impose certain restrictions on the transfer of its common stock.

The benefits associated with any future recognition of tax attributes that existed at the time of emergence do not reduce income tax expense. Instead, the benefits first reduce intangible assets to $0 and then increase shareholders’ equity. For the 32 weeks ended June 27, 2007, the Company recognized tax attributes that existed as of November 15, 2006, totaling $19.8 million and thereby reduced intangible assets by this amount.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

FIN 48

Effective November 15, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 27, 2007, the Company had $21.5 million of unrecognized tax benefits; if recognized, none of this amount would change the effective income tax rate. The Company does not anticipate that it will record any significant change in the unrecognized tax benefit during fiscal 2008.

The Company is in the process of executing a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of the Company’s federal income tax returns for fiscal years 2003 and 2004. While the IRS’ examination of these tax returns will result in approximately $11 million of total net adjustments to income for these two years, these adjustments to income will be fully offset by a portion of the Company’s net operating losses and no additional tax should be incurred.

Other than the IRS examinations referenced above, the Company is not currently subject to any pending examinations of its federal or state income tax returns. Generally, the statute of limitations remains open for the Company’s federal and state income tax returns for its fiscal 2003 through 2006 tax years.

A reconciliation of the unrecognized tax benefits is as follows:

Balance as of November 15, 2006	$46,481
Additions for tax positions of prior years	4,804
Reductions for tax positions of prior years	(8,573)
Settlements	(21,205)

Balance as of June 27, 2007	$21,507

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Deferred tax assets and liabilities consisted of the following:

	Successor	Predecessor
	June 27, 2007	June 28, 2006
Deferred tax assets:
Insurance claims and self-insurance	$84,014	107,056
Lease liability on closed facilities	251	109,769
Unearned promotional allowance	401	13,716
Compensation	11,922	18,262
Property, plant and equipment	104,509	19,735
Accumulated other comprehensive loss	—	8,717
Accrued rent	5,439	3,768
Retirement and benefits	6,704	25,120
Merchandise inventories	—	8,591
State NOL carryforwards	35,124	50,989
Federal NOL carryforwards	167,860	184,066
Federal tax credits	19,726	10,686
Other, net	—	10,459

Total deferred tax assets	435,950	570,934
Less: Valuation allowance	(341,179)	(567,827)

Net deferred tax assets	94,771	3,107

Deferred tax liabilities:
Merchandise inventories	(53,085)	—
Intangible assets	(11,044)	—
Accumulated other comprehensive income	(2,318)	—
Other, net	(39,368)	(3,107)

Total deferred tax liabilities	(105,815)	(3,107)

Net deferred tax liabilities	$(11,044)	—

The deferred tax liability of $11.0 million as of June 27, 2007, was included in other liabilities in the accompanying Consolidated Balance Sheets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

10.	Debt

Debt consisted of the following:

	Successor	Predecessor
	June 27, 2007	June 28, 2006
$725.0 million Credit Agreement	$14	—
$800.0 million DIP Credit Facility	—	40,000
8.875% Senior Notes	—	300,000
Mortgage note payable	—	396

Total	14	340,396
Less amounts subject to compromise	—	(300,000)
Less current portion	—	(40,232)

Long-term portion	$14	164

Successor

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs of $9.2 million are being amortized over the term of the Credit Agreement. This Form 10-K contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability, and Reserves.

As of the Effective Date, existing letters of credit under the DIP Credit Facility (as defined below) were rolled over as letters of credit under the Credit Agreement. The Company had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 32 weeks ended June 27, 2007. As of June 27, 2007, $14 thousand was outstanding.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of June 27, 2007, the rates in effect for the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

2.00%, at the Company’s option. For amounts borrowed in excess of $50.0 million, the rates in effect as of June 27, 2007, were LIBOR plus 1.75% or Prime. Also in effect as of June 27, 2007, was a standby letter of credit fee of 1.75%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0%, and a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants require that the Company maintain Excess Availability of at least $75.0 million to avoid triggering the financial covenants regarding (i) minimum consolidated EBITDA (as defined in the Credit Agreement) and (ii) minimum consolidated EBITDA less Capital Expenditures. At all times, Excess Availability, as defined, is not permitted to fall below $50.0 million, which effectively reduces the Company’s borrowing ability. In addition, certain covenants substantially restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement. As of June 27, 2007, the Company was in compliance with all covenants then applicable.

Borrowing availability was $391.0 million as of June 27, 2007, as summarized below:

June 27, 2007
Lesser of Borrowing Base or Credit Agreement capacity [1]	$441,036
Outstanding borrowings	(14)

Excess Availability	441,022
Limitation on Excess Availability	(50,000)

Borrowing availability	$391,022

[1] Net of Reserves of $253.5 million, including $234.5 million related to outstanding letters of credit.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of June 27, 2007, letters of credit totaling $234.5 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs. As of June 27, 2007, an additional $3.0 million in letters of credit were issued outside of the Credit Agreement and secured by marketable securities owned by the Company.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

As of June 27, 2007, the carrying amount of the Company’s debt was $14 thousand, which approximates fair value as determined by quoted market prices. The contractual maturity of the entire amount of the debt is fiscal 2012.

Predecessor

Subsequent to the Petition Date, the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into an $800.0 million credit facility (the “DIP Credit Facility”). As of both the Effective Date and June 28, 2006, the outstanding balance on the DIP Credit Facility was $40.0 million under the term loan portion of the facility. On the Effective Date, the Company repaid the DIP Credit Facility, which was then terminated. In addition to the DIP Credit Facility, the Predecessor had $300.0 million of outstanding senior notes (the “Notes”), which were included in liabilities subject to compromise in the Predecessor’s balance sheet. In accordance with the Plan, the Notes were cancelled and the holders thereof received shares of the Successor’s common stock. In accordance with SOP 90-7, as of the Petition Date, the Predecessor ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes. See the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, for more information about the DIP Credit Facility and the Notes.

11.	Interest (Income) Expense

Interest (income) expense, net, for continuing operations consisted of the following:

	Successor	Predecessor
	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Interest expense	$4,210	6,379	13,758	30,582
Debt issue cost write-off	—	—	—	5,214
Capitalized interest	(726)	(187)	(224)	(1,419)
Interest income	(7,616)	(665)	(1,566)	(1,287)

Interest (income) expense, net	$(4,132)	5,527	11,968	33,090

In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise. $10.2 million, $26.6 million and $9.3 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during the 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005, respectively. The unamortized balance of debt issue costs related to the Company’s pre-petition credit facility was expensed in fiscal 2005, because the facility was paid in full and cancelled on approval of the DIP Credit Facility.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

12.	Retirement Plans

Profit Sharing/401(k) Plan

The Company has a Profit Sharing/401(k) Plan that has a noncontributory, trusteed profit-sharing feature and a contributory, trusteed 401(k) feature. The plan is in effect for eligible associates and may be amended or terminated at any time. Charges to operations for plan contributions amounted to $5.6 million, $3.8 million, $9.3 million and $11.3 million for the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005, respectively. The assets and liabilities of this plan are excluded from the Consolidated Balance Sheets and were excluded from the Chapter 11 proceedings.

Post-retirement benefits

The Company provides medical insurance benefits to current and future retirees until age 65. Employees are eligible for benefits after attaining 55 years of age and ten years of full-time service with the Company. Other than retirees and active employees who had reached 55 years of age and had twenty years of service as of January 1, 2003, all covered individuals contribute amounts expected to be the full cost of coverage under the plan. The Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of November 15, 2006.

The components of net periodic benefit expense for the retiree medical plan and the death benefit continued by the Successor (see Defined Benefit Plan, below) consisted of the following:

	Successor	Predecessor
	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Interest cost	$965	241	632	993
Amortization of prior service cost	—	532	1,873	2,088
Recognized net actuarial gain	—	—	(177)	(8)
Curtailment loss	—	—	1,086	—

Net periodic benefit expense	$965	773	3,414	3,073

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Changes in the postretirement benefit obligation were as follows:

Predecessor:
Benefit obligation as of June 28, 2006	$11,765
Interest cost	241
Actuarial gain	(225)
Benefits paid	(740)

Benefit obligation as of November 15, 2006	$11,041

Successor:
Benefit obligation as of November 15, 2006	$11,041
Death benefit obligation as of November 15, 2006	17,712
Interest cost	965
Benefits paid	(944)
Actuarial gain	(6,011)

Benefit obligation as of June 27, 2007	$22,763

The benefit obligation is included in accrued expenses, other liabilities and reserve for self-insurance liabilities in the accompanying Consolidated Balance Sheets. Fresh-start reporting resulted in the recognition of $5.6 million of unrecognized actuarial gain and prior service cost as of November 15, 2006 (see Note 1).

The discount rate used to determine net periodic benefit expense for the retiree medical plan was 6.00% for fiscal 2005 and 4.75% for the period from June 30, 2005, to December 31, 2005. The discount rate was revised as of January 1, 2006, to 5.25% for the remainder of fiscal 2006 due to accounting for the portion of benefits related to terminated employees as a curtailment. The Company used a discount rate of 6.20% for the 20 weeks ended November 15, 2006. Due to fresh-start reporting, the Company revised the discount rate to 5.65% for the period from November 16, 2006, to June 27, 2007.

Assumed health care cost rates significantly affect amounts related to the retiree medical plan. The health care cost trend rate assumed was 9.5% for fiscal 2007, 8.5% for fiscal 2006 and 11.0% for fiscal 2005. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.0%, which is assumed to be reached in fiscal 2014. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	1 % Increase	1 % Decrease
Effect on total of service and interest cost	$9	(9)
Effect on postretirement benefit obligation	$151	(145)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company expects to pay the following benefits during the indicated fiscal years:

Fiscal 2008	$2,138
Fiscal 2009	2,138
Fiscal 2010	2,079
Fiscal 2011	1,988
Fiscal 2012	1,749
Fiscal years 2013-2017	6,590

Defined Benefit Plan

The Predecessor had a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provided retirement and death benefits to certain executives and other members of management. The plan was a non-funded contributory plan. As of the Effective Date, the Defined Benefit Plan was terminated under the Plan of Reorganization. The retirement benefit portion of the liability was settled as unsecured claims through the issuance of stock. The Successor continued the death benefit portion, which is reported as part of the post-retirement benefit obligation for periods subsequent to November 15, 2006 (discussed above).

For the Defined Benefit Plan, the components of net periodic benefit expense and other amounts recognized in other comprehensive loss through November 15, 2006, consisted of the following:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Service cost	$—	—	582
Interest cost	1,957	4,662	4,482
Recognized net actuarial loss	672	4,375	1,349
Participant contributions	—	—	(35)

Net periodic benefit expense	2,629	9,037	6,378

Net loss (gain) recognized in other comprehensive loss	1,854	(16,945)	30,524

Total recognized in net periodic benefit expense and other comprehensive loss	$4,483	(7,908)	36,902

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Changes in the projected benefit obligation were as follows:

Predecessor
Benefit obligation at June 28, 2006	$87,861
Interest cost	1,957
Actuarial loss	2,526
Benefits paid	(1,989)
Discharge of liability under the Plan (see Note 1)	(72,643)
Death benefit continued	(17,712)

Benefit obligation at November 15, 2006	$—

The discount rate used to determine net periodic benefit expense for the Defined Benefit Plan was 6.20%, 4.75% and 6.00% for the 20 weeks ended November 15, 2006, fiscal 2006 and fiscal 2005, respectively.

Supplemental Retirement Plan

The Predecessor had a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. A liability of $15.5 million was included in liabilities subject to compromise as of June 28, 2006. On emergence, the supplemental retirement benefits were settled as unsecured claims through the issuance of stock (see Note 1) and the supplemental retirement plan was terminated.

13.	Share-Based Payments

Successor

General information

As part of the Plan of Reorganization, the Court approved the Winn-Dixie Stores, Inc. Equity Incentive Plan (the “EIP”). Under the EIP, the Compensation Committee of the Company’s Board of Directors may grant up to 5.4 million share-based payments to officers, employees and directors, among others. Grants may include stock options, restricted stock and restricted stock units, as well as other forms of share-based payments. As of June 27, 2007, 1.7 million share-based payments were available for future grant under the EIP.

The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and or forfeited awards become available for re-issuance. Vesting and exercise of share-based awards are contingent on continued employment.

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based payments. For the 32 weeks ended June 27, 2007, total compensation expense related to share-based payments was $3.5 million. As of June 27, 2007, the Company had $31.2 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 2.8 years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Options

In accordance with the EIP, the exercise price of an option cannot be less than the fair value of the Company’s common stock on the grant date. Options generally vest in equal installments on the first three anniversary dates of the grants and expire seven years from the grant date. No options were exercisable as of June 27, 2007, and no options were exercised during the 32 weeks then ended; other changes during that period were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of Nov. 15, 2006	—	$—
Granted	2,832	21.26
Forfeited	(12)	21.27

Outstanding as of June 27, 2007	2,820	$21.26	6.71	$25,736

Expected to vest as of June 27, 2007	2,726	$21.17	6.70	$24,997

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent emergence from bankruptcy, its historical volatility data is not considered in determining expected volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 32 weeks ended June 27, 2007, was $7.45, which was determined using the following assumptions:

Risk-free interest rate	4.68%
Expected dividend yield	0%
Expected life (years)	4.52
Expected volatility	33.37%

Restricted Stock Units

Restricted stock units (“RSUs”) are payable upon vesting as one share of common stock for each unit. The RSUs generally vest in equal installments on the first three anniversary dates of the grants. The RSUs do not have voting rights and are not entitled to dividends, if declared. The grant-date fair value of RSUs is equal to the closing price of the Company’s stock on the grant dates.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

During the 32 weeks ended June 27, 2007, no RSUs vested; other changes during the period were:

	Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of Nov. 15, 2006	—	$—
Granted	934	15.82
Forfeited	(4)	16.77

Nonvested balance as of June 27, 2007	930	$15.82

Expected to vest as of June 27, 2007	910	$15.79

Predecessor

The Predecessor issued no share-based payments during the 20 weeks ended November 15, 2006. As of November 15, 2006, the following share-based payments were outstanding: 3.2 million stock options, 2.8 million RSUs, and 0.5 million shares of restricted stock. Under the Plan of Reorganization, all of these share-based payments were canceled as of the Effective Date. Share-based compensation expense for the 20 weeks ended November 15, 2006, was $11.6 million, which included the accelerated recognition of $9.2 million of share-based compensation expense due to the cancellation of the Predecessor’s share-based payments (see Note 1 regarding fresh-start reporting). Compensation expense related to share-based payments was $7.0 million and $9.4 million for fiscal 2006 and fiscal 2005, respectively. See the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, for a detailed description of the Predecessor’s share-based payments.

SFAS 123R

Effective June 30, 2005, the Company adopted SFAS 123R using the modified prospective application transition method. Previously, the Company expensed share-based payments as permitted under SFAS 123, “Accounting for Stock-Based Compensation.” The financial statements as of and for periods ended prior to June 30, 2005, were not restated to reflect adoption of SFAS 123R.

The primary effects of the adoption of SFAS 123R were on the annual financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires the Company to estimate forfeitures for unvested awards at the grant date, while SFAS 123 had permitted the Company to record forfeitures only upon occurrence. Upon adoption of SFAS 123R, the Predecessor recognized a cumulative effect of a change in accounting principle that decreased net loss by $4.6 million, or $0.03 per diluted share. The tax expense of the cumulative effect was offset by a tax benefit, due to a related change in the Company’s deferred tax assets and valuation allowance; thus, the Company recorded no net tax impact upon adoption of SFAS 123R.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

14.	Leases

The Company leases substantially all of its stores and other facilities, as well as information technology equipment and transportation equipment. The majority of the Company’s lease obligations relate to real properties with remaining terms ranging from less than one year to thirty-two years. Many of the Company’s leases contain renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

Lease Commitments

As of June 27, 2007, future contractual minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are:

	Capital	Operating	Subleases	Net
Fiscal Year:
2008	$8,106	208,174	(1,817)	214,463
2009	7,211	200,481	(1,381)	206,311
2010	6,480	190,796	(811)	196,465
2011	4,635	179,379	(707)	183,307
2012	2,778	164,877	(244)	167,411
Thereafter	126	917,670	—	917,796

Total minimum lease payments	29,336	1,861,377	(4,960)	1,885,753

Less: Amount representing estimated taxes, maintenance and insurance costs included above	(1,461)

Net minimum lease payments	27,875
Less: Amount representing interest	(2,964)

Present value of net minimum lease payments	$24,911

Minimum rentals, contingent rentals and sublease rentals under operating leases, for both continuing and discontinued operations, were as follows:

	Successor	Predecessor
	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Minimum rentals	$119,761	76,640	233,860	354,733
Contingent rentals	151	108	757	578
Less: Sublease rentals	(909)	(649)	(1,559)	(2,868)

Total	$119,003	76,099	233,058	352,443

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

As of June 28, 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Standard No. 143,” which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. Upon adoption, the Company recognized a charge of $1.0 million (net of income taxes), which was recorded as a cumulative effect of a change in accounting principle. The adoption increased net property and equipment by $0.1 million and increased asset retirement obligations by $1.1 million.

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

Fiscal 2007 Sales and Closures

During the 20 weeks ended November 15, 2006, the Company closed seven U.S. stores and sold its 78% ownership interest in Bahamas Supermarkets Limited, which owned all of the Company’s operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which was included in gain on disposal of discontinued operations for the 20 weeks ended November 15, 2006. Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations. Assets and liabilities of the Bahamian operations were classified as assets held for sale and liabilities related to assets held for sale, respectively, in the Consolidated Balance Sheet as of June 28, 2006.

2005 Restructure Plan

In June 2005, the Company announced its intention to exit 326 stores and 3 distribution centers (the “2005 Restructure Plan”). The Company later expanded this plan by an additional 35 stores and one distribution center. In all, during fiscal 2006 the Company closed 374 stores, 4 distribution centers and all manufacturing operations except 2 dairies and the Chek beverage operation. The Company also restructured its field and administrative support staff to support the planned configuration of the retail business.

The Company classified results of operations of two distribution centers and 357 of the 374 stores exited during fiscal 2006 as discontinued operations. The Company determined that the closure of the remaining stores, the manufacturing operations and two of the distribution centers did not eliminate the cash flows for the stores, similar manufactured goods and warehousing, respectively, and thus the results of those facilities were reported in continuing operations.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Financial Information

The following summarizes the results of the Company’s discontinued operations:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Net sales from discontinued operations	$24,180	745,058	3,264,796

Earnings (loss) from discontinued operations	$2,333	(145,654)	(322,448)
Gain (loss) on disposal of discontinued operations	17,922	(320,846)	(129,456)

Net earnings (loss) from discontinued operations	$20,255	(466,500)	(451,904)

The following tables detail the net restructuring charge (gain) and (gain) loss on disposal of discontinued operations:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006	Fiscal 2005
Restructuring:
(Gain) loss on sale/retirement, net	$(465)	(50,435)	(4,661)
Lease termination costs	154	32,804	34,950
Employee termination costs	228	5,385	2,226
Other location closing costs	869	4,547	1,724

Restructuring charge (gain), net	$786	(7,699)	34,239

(Gain) loss on disposal of discontinued operations:
(Gain) loss on sale/retirement, net	$(30,296)	(60,450)	(13,014)
LIFO liquidation	—	(39,820)	(20,349)
Lease termination costs	10,691	373,328	134,891
Employee termination (gain) costs	(11)	21,524	17,983
Other location closing costs	1,694	26,264	9,945

Net (gain) loss on disposal	$(17,922)	320,846	129,456

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table summarizes the changes in liabilities recorded for the restructuring plans:

	Total	Employee Termination Costs	Other Location Closing Costs
Predecessor:
Balance as of June 30, 2004	$7,024	3,760	3,264
Additions	19,127	16,106	3,021
Utilizations	(21,484)	(16,448)	(5,036)
Adjustments	(4,507)	(3,258)	(1,249)

Balance as of June 29, 2005	$160	160	—

Additions	48,633	34,033	14,600
Utilizations	(33,404)	(23,319)	(10,085)
Adjustments	(11,765)	(9,515)	(2,250)

Balance as of June 28, 2006	$3,624	1,359	2,265

Additions	663	368	295
Utilizations	(2,991)	(1,155)	(1,836)
Adjustments	(175)	(175)	—

Balance as of Nov. 15, 2006	$1,121	397	724

Successor:
Balance as of Nov. 15, 2006	$1,121	397	724
Utilizations	(662)	(278)	(384)
Adjustments	(459)	(119)	(340)

Balance as of June 27, 2007	$—	—	—

In the Consolidated Balance Sheet, employee termination costs are included in accrued wages and salaries, while other location closing costs are included in accrued expenses.

16.	Insurance

The Company’s primary commercial general liability, business interruption, workers’ compensation, property loss and auto liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverages. Above the respective primary policy limits, the Company maintains commercial excess umbrella and excess workers’ compensation liability stop-loss coverage. Excess insurance applies above retentions of $2.0 million per occurrence for automobile and general liability, $1.5 million per occurrence for workers’ compensation, $10.0 million per occurrence for property losses and business interruption losses related to named windstorms and $5.0 million aggregate for all other property losses in excess of $0.1 million per occurrence. The Company also self-insures its employee medical benefits program.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The reserve for self-insurance related to workers’ compensation, general liability and auto liability was $203.5 million and $208.2 million as of June 27, 2007, and June 28, 2006, respectively, and is included in reserve for self-insurance liabilities in the accompanying Consolidated Balance Sheets. For the 32 weeks ended June 27, 2007, this reserve decreased due to expense of $15.9 million, offset by payments of $27.2 million; this expense amount includes a $20.6 million benefit from favorable development, primarily related to workers’ compensation claims. For the 20 weeks ended November 15, 2006, this reserve increased due to expenses of $23.5 million and a reclassification of pre-petition amounts of $3.0 million, offset by payments of $19.9 million.

The Company incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. The Company expects to be fully covered for losses in excess of its then-applicable $10 million annual windstorm and $5 million annual flood insurance deductibles. Substantial expenditures to repair damage and replenish inventory were required in advance of the receipt of insurance proceeds, which negatively affected liquidity. As of June 27, 2007, the Company had received advances totaling $85.0 million on its claims for the fiscal 2006 storms, and had recorded a receivable of $21.9 million.

17.	Commitments and Contingencies

Purchase Commitments

The Company enters into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products, and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Certain of these contracts are cancelable, typically upon return of the related vendor allowances. Remaining purchase obligations for both non-cancelable contracts and contracts for which the Company’s obligations on cancellation are not specified totaled $333.2 million as of June 27, 2007, with remaining terms that range from one to seven years, based on anticipated purchase volumes when applicable. These contracts are not recorded in the Consolidated Balance Sheets.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. did not file petitions under Chapter 11 of the Bankruptcy Code. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). On November 9, 2006, the Court entered its order confirming the Plan of Reorganization.

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. As of the date hereof, the appeals remain pending. On July 5, 2007, the Debtors filed a motion to dismiss as moot the appeals filed by the landlord claimants. That motion is now pending before the District Court. The Debtors intend to move to dismiss as moot the appeals filed by the Florida tax collectors. The Debtors do not believe that the appeals will have a material impact on the Plan or the Company.

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

In February 2004, several putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

laws claims and the ERISA claims were consolidated and were to proceed as separate, single actions. As a result of the Company’s Chapter 11 filing, the automatic stay prevented the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company were subordinated under the Plan pursuant to the provisions of 11 U.S.C. §510(b) and were treated in the same manner as the Company’s existing shares, which were cancelled without any distribution, and such claims were discharged as against the Company. The discharge injunction imposed by the Plan will protect the Company from the assertion of these claims in the future. As to the individual co-defendants, on May 10, 2005, the District Court entered an order staying both lawsuits as to all parties and all issues in light of the Company’s Chapter 11 filing. Both lawsuits and the claims asserted against the individual co-defendants remain pending. On April 5, 2007, and May 1, 2007, the District Court entered orders lifting the stays in both lawsuits. On June 4, 2007, and June 11, 2007, the plaintiff in both lawsuits filed amended and consolidated complaints against the individual defendants. On June 25, 2007, and July 22, 2007, the individual defendants filed motions to dismiss both lawsuits. These motions remain pending before the District Court.

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

18.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s fiscal year that begins June 26, 2008. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its consolidated financial statements.

19.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 27, 2007, and June 28, 2006. Earnings (loss) per share amounts for each quarter are computed individually and may not equal the amount computed for the entire year.

	Predecessor		Successor
			Periods Ended
Fiscal 2007	Sept. 20 (12 Weeks)	Nov. 15 (8 weeks)	Jan. 10 (8 Weeks)	Apr. 4 (12 Weeks)	June 27 (12 Weeks)

Sales from continuing operations	$1,609,826	1,066,852	1,164,192	1,683,829	1,676,462
Gross profit on sales from continuing operations	$424,430	282,607	291,158	469,981	468,159
Net (loss) income from continuing operations	$(40,872)	292,746	(9,949)	17,829	20,585
Net income from discontinued operations	$16,259	3,996	—	—	—
Net (loss) income	$(24,613)	296,742	(9,949)	17,829	20,585
Basic and diluted (loss) earnings per share from continuing operations	$(0.29)	2.07	(0.18)	0.33	0.38
Basic and diluted (loss) earnings per share	$(0.17)	2.10	(0.18)	0.33	0.38

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Predecessor
	Quarters Ended
Fiscal 2006	Sept. 21 (12 Weeks)	Jan. 11 (16 Weeks)	Apr. 5 (12 Weeks)	June 28 (12 Weeks)

Sales from continuing operations	$1,572,003	2,250,203	1,659,530	1,651,312
Gross profit on sales from continuing operations	$409,807	569,617	439,820	431,320
Net (loss) income from continuing operations	$(83,469)	217,293	(29,262)	(2,946)
Net (loss) income from discontinued operations	$(473,669)	20,208	248	(13,287)
Cumulative effect of changes in accounting principle	$(4,583)	—	—	1,000
Net (loss) income	$(552,555)	237,501	(29,014)	(17,233)

Basic and diluted (loss) earnings per share from continuing operations	$(0.59)	1.54	(0.21)	(0.02)
Basic and diluted (loss) earnings per share	$(3.92)	1.68	(0.21)	(0.12)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Fourth Quarter Results of Operations
	Successor	Predecessor
	June 27, 2007 (12 Weeks)	June 28, 2006 (12 Weeks)
Net sales	$1,676,462	1,651,312
Cost of sales, including warehouse and delivery expenses	1,208,303	1,219,992

Gross profit on sales	468,159	431,320
Other operating and administrative expenses	439,370	475,790
Impairment charges	—	5,730
Restructuring gain, net	—	(32,403)

Operating income (loss)	28,789	(17,797)
Interest (income) expense, net	(1,270)	2,613

Income (loss) from continuing operations before reorganization items and income taxes	30,059	(20,410)
Reorganization items, net gain	—	(12,427)
Income tax expense (benefit)	9,474	(5,037)

Net income (loss) from continuing operations	20,585	(2,946)

Discontinued operations:
Loss from discontinued operations	—	(4,948)
Loss on disposal of discontinued operations	—	(8,339)

Loss from discontinued operations	—	(13,287)

Cumulative effect of a change in accounting principle	—	1,000

Net income (loss)	$20,585	(17,233)

In the fourth quarter of fiscal 2007, the Company recorded an adjustment to its self-insurance reserves, which included a reduction in expenses of $20.6 million related to favorable development of prior years’ claims, primarily workers’ compensation claims. This adjustment decreased cost of sales by $3.2 million and other operating and administrative expenses by $17.4 million.

In the fourth quarter of fiscal 2006, the Company sold its Pompano distribution center, resulting in a gain of $41.5 million, which is included in restructuring gain, net.

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Additions charged to expense	Deductions from reserves		Balance at end of period
Successor:
32 weeks ended June 27, 2007:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$319,857	41,080	19,758	(1)	341,179
Allowance for doubtful receivables	$9,009	3,414	8,760		3,663

Predecessor:
20 weeks ended November 15, 2006:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$567,827	—	247,970	(2)	319,857
Allowance for doubtful receivables	$9,537	4,243	4,771		9,009

Fiscal year ended June 28, 2006:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$463,151	104,676	—		567,827
Allowance for doubtful receivables	$10,668	13,340	14,471		9,537

Fiscal year ended June 29, 2005:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$37,654	425,497	—		463,151
Allowance for doubtful receivables	$2,539	21,257	13,128		10,668

(1)	Amount relates to tax attributes that existed as of November 15, 2006, and reduced intangible assets.
(2)	Amount includes adjustment as required for the adoption of fresh-start reporting as of November 15, 2006.

This page intentionally left blank.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 27, 2007, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 27, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2007. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management concluded that the Company maintained effective internal control over financial reporting as of June 27, 2007.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, and their attestation report is in Item 9A of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 27, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Winn-Dixie Stores, Inc. maintained effective internal control over financial reporting as of June 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Winn-Dixie Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Winn-Dixie Stores, Inc. maintained effective internal control over financial reporting as of June 27, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Winn-Dixie Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2007, based on criteria established in Internal Control— Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the 32 weeks ended June 27, 2007 (Successor Company), the 20 weeks ended November 15, 2006 (Predecessor Company), and for each of the years in the two year period ended June 28, 2006 (Predecessor Company), and our report dated August 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Jacksonville, FL

Certified Public Accountants

August 27, 2007

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item not otherwise set forth below is presented under the captions “Our Board of Directors – Information About Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Audit Committee,” and “Corporate Governance – Nominating and Corporate Governance Committee” in our 2007 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

Executive Officers of the Company

Officers are elected annually by our Board of Directors and serve one-year terms or until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of August 23, 2007. The year appointed to current position and year first employed by the Company are both based on a calendar year.

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE
Peter L. Lynch	55	President and Chief Executive Officer	2004	2004

Larry B. Appel	46	Senior Vice President, General Counsel and Corporate Secretary	2002	2002

Anthony L. Austin	49	Senior Vice President, Human Resources	2006	2006

Frank O. Eckstein	60	Senior Vice President, Retail Operations	2005	2005

David F. Henry	58	Senior Vice President, Marketing	2003	2001

Bennett L. Nussbaum	60	Senior Vice President and Chief Financial Officer	2004	2004

Daniel Portnoy	50	Senior Vice President and Chief Merchandising and Marketing Officer	2007	2007

Phillip E. Pichulo	58	Group Vice President, Development	2006	2006

Christopher L. Scott	44	Group Vice President, Logistics & Distribution	2006	2002

Charles M. Weston	59	Group Vice President, Information Technology	2005	2004

D. Michael Byrum	55	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Sheila C. Reinken	46	Vice President, Finance and Treasurer	2006	2006

•	President and Chief Executive Officer, Mr. Lynch was most recently President and Chief Operating Officer of Albertson’s, Inc. from 2000 to July 2003.

•

Senior Vice President, General Counsel and Corporate Secretary, Mr. Appel has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•

Senior Vice President, Human Resources, Mr. Austin was most recently Executive Vice President of Human Resources, Tenet Healthcare, from 2003-2004. For the two years preceding, he was Senior Vice President of Human Resources for Tenet Healthcare.

•

Senior Vice President, Retail Operations, Mr. Eckstein was most recently Senior Vice President, Retail Systems of Albertson’s, Inc. from 2004 to June 2005. For the two years preceding, he was Senior Vice President, DFW Division of Albertson’s, Inc.

•

Senior Vice President, Marketing, Mr. Henry has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Senior Vice President and Chief Financial Officer, Mr. Nussbaum was most recently Executive Vice President and Chief Financial Officer of Burger King Corporation from 2001 to 2003.

•

Senior Vice President and Chief Merchandising and Marketing Officer, Mr. Portnoy was most recently President and Chief Executive Officer of Kings Super Markets, Inc. from 2004 to 2006. For the four years preceding, he was Executive Vice President of Kings Super Markets, Inc.

•

Group Vice President, Development, Mr. Pichulo was Director, Construction for Saxon Partners, Inc., a retail developer from 2005 to 2006 and was a private investor from 2002 to 2004. In 2002, he retired from Albertson’s, Inc., where his last position was Corporate Vice President, Construction.

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

•

Vice President, Finance and Treasurer, Ms. Reinken was most recently Chief Financial Officer of vFinance, Inc. from January 2005 to July 2006. She was Vice President, Finance, for Burger King Corporation from 2002 to 2004.

Code of Ethics and Code of Conduct

We adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, chief accounting officer and treasurer. The Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our web site promptly following the date of such amendment or waiver. We also have a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all Company associates, including senior executive and financial officers. Both the Code of Ethics and the Code of Conduct are available on our web site at www.winn-dixie.com, under the “About Us” tab under the “Corporate Governance” caption.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is presented under the captions “Executive Compensation,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is presented under the captions “Equity Compensation Plans” and “Stock Ownership by Directors, Management and 5% Shareholders” in our 2007 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is presented under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Board Structure” in our 2007 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is presented under the caption “Audit Committee Report – Principal Audit Fees and Services” in our 2007 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 29 of this report.

(2)	Financial Statement Schedules: See Schedule II at Item 8 on page 76 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 86 through 87 hereof.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 8-K on August 11, 2006, which Exhibit is herein incorporated by reference.

2.2	First Modification to Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 20, 2006, which Exhibit is herein incorporated by reference.

2.3	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

4.1	Registration Rights Agreement dated as of December 5, 2006.	Previously filed as Exhibit 4.1 to Form 8-K on December 11, 2006, which Exhibit is herein incorporated by reference.

10.1*	Offer Letter Agreement, executed March 19, 2005, by and between Winn-Dixie Stores, Inc., and Thomas P. Robbins.	Previously filed as Exhibit 10.1 to Form 8-K on March 29, 2005, which Exhibit is herein incorporated by reference.

10.2*	Employment Agreement, dated October 23, 2006, between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on November 20, 2006, which Exhibit is herein incorporated by reference.

10.3	Amended and Restated Credit Agreement, dated November 21, 2006, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, and Wachovia Bank, National Association, as the Administrative Agent and Collateral Agent for the Lenders.	Previously filed as Exhibit 10.1 to Form 8-K on November 28, 2006, which Exhibit is herein incorporated by reference.

10.4*	Winn-Dixie Stores, Inc. Equity Incentive Plan, dated as of December 21, 2006.	Previously filed as Exhibit 10.1 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.5*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Non-Qualified Stock Option Award Agreement.	Previously filed as Exhibit 10.2 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.6*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	Previously filed as Exhibit 10.3 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Directors’ Deferred Compensation Plan.

*	Management contract or compensatory plan or agreement

Exhibit Number	Description of Exhibit	Incorporated by Reference From
11.0	Computation of Earnings Per Share.	See Note 4 of Notes to Consolidated Financial Statements.

14.1	Senior Executive and Financial Officers’ Code of Ethics of Winn-Dixie Stores, Inc.

14.2	Code of Conduct

21.0	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Peter L. Lynch
Peter L. Lynch
President and Chief Executive Officer

Date: August 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter L. Lynch	Chairman of the Board,	August 27, 2007
(Peter L. Lynch)	President and Chief Executive Officer (Principal Executive Officer)

/s/ Bennett L. Nussbaum	Senior Vice President	August 27, 2007
(Bennett L. Nussbaum)	and Chief Financial Officer (Principal Financial Officer)

/s/ D. Michael Byrum	Vice President,	August 27, 2007
(D. Michael Byrum)	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Evelyn V. Follit	Director	August 27, 2007
(Evelyn V. Follit)

This page intentionally left blank.

/s/ Charles P. Garcia	Director	August 27, 2007
(Charles P. Garcia)

/s/ Jeffrey C. Girard	Director	August 27, 2007
(Jeffrey C. Girard)

/s/ Yvonne R. Jackson	Director	August 27, 2007
(Yvonne R. Jackson)

/s/ Gregory P. Josefowicz	Director	August 27, 2007
(Gregory P. Josefowicz)

/s/ James P. Olson	Director	August 27, 2007
(James P. Olson)

/s/ Terry Peets	Director	August 27, 2007
(Terry Peets)

/s/ Richard E. Rivera	Director	August 27, 2007
(Richard E. Rivera)

This page intentionally left blank.