Form 10-Q
period 2007-09-19
WINN DIXIE STORES INC
filed 2007-10-29
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 19, 2007

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

As of October 17, 2007, 53,901,473 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Predecessor
Amounts in thousands except per share data	12 weeks ended Sept. 19, 2007	12 weeks ended Sept. 20, 2006
Net sales	$1,620,898	1,609,826
Cost of sales, including warehouse and delivery expenses	1,174,543	1,185,396

Gross profit on sales	446,355	424,430
Other operating and administrative expenses	448,644	457,343
Impairment charges	—	2,035
Restructuring charge, net	—	899

Operating loss	(2,289)	(35,847)
Interest (income) expense, net (contractual interest for 12 weeks ended September 20, 2006, was $8,546)	(1,435)	2,419

Loss before reorganization items and income taxes	(854)	(38,266)
Reorganization items, net loss	—	4,019
Income tax benefit	(64)	(1,413)

Loss from continuing operations	(790)	(40,872)

Discontinued operations:
Loss from discontinued operations	—	(570)
Gain on disposal of discontinued operations	—	16,829

Earnings from discontinued operations	—	16,259

Net loss	$(790)	(24,613)

Basic loss per share:
Loss from continuing operations	$(0.01)	(0.29)
Earnings from discontinued operations	—	0.12

Basic loss per share	$(0.01)	(0.17)

Diluted loss per share:
Loss from continuing operations	$(0.01)	(0.29)
Earnings from discontinued operations	—	0.12

Diluted loss per share	$(0.01)	(0.17)

Dividends per share	$—	—

Weighted average common shares outstanding-basic	53,901	141,314

Weighted average common shares outstanding-diluted	53,901	141,314

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	Sept. 19, 2007	June 27, 2007
ASSETS
Current assets:
Cash and cash equivalents	$207,447	201,946
Marketable securities	4,909	4,836
Trade and other receivables, less allowance for doubtful receivables of $3,287 ($3,663 at June 27, 2007)	86,311	94,173
Insurance claims receivable	22,954	22,900
Income tax receivable	17,057	15,883
Merchandise inventories, less LIFO reserve of $6,356 ($5,107 at June 27, 2007)	624,489	641,458
Prepaid expenses and other current assets	41,385	40,982

Total current assets	1,004,552	1,022,178

Property, plant and equipment, net	332,082	300,174
Intangible assets, net	328,211	331,803
Other assets, net	16,231	16,736

Total assets	$1,681,076	1,670,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$6,287	6,289
Accounts payable	269,332	262,787
Reserve for self-insurance liabilities	76,622	73,451
Accrued wages and salaries	72,664	76,334
Accrued rent	45,085	39,685
Accrued expenses	83,974	83,763

Total current liabilities	553,964	542,309

Reserve for self-insurance liabilities	147,420	147,339
Long-term borrowings under credit facilities	85	14
Unfavorable leases	135,771	138,700
Obligations under capital leases	17,950	18,622
Other liabilities	27,038	26,966

Total liabilities	882,228	873,950

Commitments and contingent liabilities (Notes 1, 5, 6, 9)
Shareholders’ equity:
Common stock $0.001 par value. Authorized 400,000,000 shares; 54,000,000 shares issued; 53,901,473 shares outstanding at September 19, 2007 and June 27, 2007	54	54
Additional paid-in-capital	765,166	762,401
Retained earnings	27,675	28,465
Accumulated other comprehensive income	5,953	6,021

Total shareholders’ equity	798,848	796,941

Total liabilities and shareholders’ equity	$1,681,076	1,670,891

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor	Predecessor
Amounts in thousands	12 weeks ended Sept. 19, 2007	12 weeks ended Sept. 20, 2006
Cash flows from operating activities:
Net loss	$(790)	(24,613)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on sales of assets, net	111	(33,635)
Reorganization items, net loss	—	4,019
Impairment charges	—	2,114
Depreciation and amortization	17,460	22,076
Share-based compensation	2,765	1,538
Change in operating assets and liabilities:
Favorable and unfavorable leases	868	—
Trade, insurance and other receivables	7,808	35,757
Merchandise inventories	16,969	23,526
Prepaid expenses and other current assets	(403)	(133)
Accounts payable	4,355	(31,782)
Income taxes payable/receivable	(143)	(1,851)
Reserve for self-insurance liabilities	3,167	1,775
Accrued expenses and other	1,780	7,423

Net cash provided by operating activities before reorganization items	53,947	6,214
Cash effect of reorganization items	—	(8,053)

Net cash provided by (used in) operating activities	53,947	(1,839)

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,860)	(13,374)
(Increase) decrease in investments and other assets, net	(5,144)	1,476
Sales of assets	39	73,096
Purchases of marketable securities	(350)	(2,157)
Sales of marketable securities	749	1,793
Other, net	(455)	297

Net cash (used in) provided by investing activities	(49,021)	61,131

Cash flows from financing activities:
Gross borrowings on credit facilities	2,255	3,876
Gross payments on credit facilities	(2,184)	(3,876)
Increase in book over-drafts	2,190	15,448
Principal payments on long-term debt and capital leases	(1,686)	(423)
Debt issuance costs	—	(277)

Net cash provided by financing activities	575	14,748

Increase in cash and cash equivalents	5,501	74,040
Cash and cash equivalents at beginning of year	201,946	187,543

Cash and cash equivalents at end of period	$207,447	261,583

Supplemental cash flow information:
Interest paid	$2,475	2,475
Interest and dividends received	$3,306	1,879
Income taxes paid	$79	438

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

General: The information below should be read in conjunction with Note 1 to the Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2007.

Emergence from Bankruptcy Protection: On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”). Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). Certain of the appeals remain pending while others have been dismissed by the Court as moot.

Upon emergence from bankruptcy protection, the Company adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of its immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values. Accordingly, the Company’s financial statements for periods prior to November 15, 2006, are not comparable to its financial statements for periods on or after November 15, 2006. References to the “Successor” refer to Winn-Dixie on or after November 15, 2006, after application of fresh-start reporting; references to the “Predecessor” refer to Winn-Dixie prior to November 15, 2006.

Claims Resolution and Plan Distributions: As of September 19, 2007, 45.9 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $904.8 million in allowed amounts; 0.2 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $5.3 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.9 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Reorganization Items: Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

Predecessor
12 weeks ended Sept. 20, 2006
Reorganization items:
Professional fees	$8,725
Lease rejections	(7,816)
Employee costs	1,090
Interest income	(2,102)
Estimated claims adjustments and other, net	4,122

Reorganization items, net loss	$4,019

Cash effect of reorganization items:
Professional fees	$9,786
Interest income	(1,979)
Other	246

Total cash effect of reorganization items	$8,053

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

2.	Summary of Significant Accounting Policies and Other Matters

General: All information in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2007. See Note 3 to the Consolidated Financial Statements in that Form 10-K for a more detailed discussion of the Company’s significant accounting policies.

The Company: As of September 19, 2007, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 520 retail stores, with five fuel centers and 59 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and three manufacturing facilities.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. The Company cannot determine future events and their effects with certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial calculations. The Company periodically reviews these significant factors and makes adjustments when appropriate. Actual results could differ from those estimates.

Basis of Presentation: As discussed in Note 1, the Company emerged from Chapter 11 protection on November 21, 2006, and adopted fresh-start reporting in accordance with SOP 90-7 as of the close of business on November 15, 2006. The Company’s emergence from reorganization resulted in a new reporting entity that had no retained earnings or accumulated deficit as of November 15, 2006. Accordingly, the Company’s consolidated financial statements for periods prior to November 15, 2006, are not comparable to its consolidated financial statements for periods on or after November 15, 2006.

Also in accordance with SOP 90-7, revenues, expenses, realized gains and losses, and provisions for losses that resulted from the reorganization are reported separately as reorganization items in the Predecessor’s consolidated statement of operations. Net cash used for reorganization items is disclosed separately in the Predecessor’s consolidated statement of cash flows.

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 19, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 25, 2008.

The consolidated balance sheet as of June 27, 2007, was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2007.

Cash and Cash Equivalents: Book overdrafts of $21.6 million and $19.4 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of September 19, 2007, and June 27, 2007, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Earnings (Loss) Per Share: Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed vesting and exercise of all common stock equivalents (options, restricted stock and restricted stock units, collectively “CSEs”), subject to anti-dilution limitations.

The calculation of diluted earnings (loss) per share excluded approximately 4.0 million and 6.5 million anti-dilutive CSEs for the 12 weeks ended September 19, 2007, and September 20, 2006, respectively.

Comprehensive Loss: Comprehensive loss was $0.9 million and $23.8 million for the 12 weeks ended September 19, 2007, and September 20, 2006, respectively.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $1.2 million and $0.7 million for the 12 weeks ended September 19, 2007, and September 20, 2006, respectively.

An actual valuation of inventory under the LIFO method is made as of the end of each fiscal year based on the inventory levels and costs as of that date. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuations.

4.	Impairment Charges

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges. No impairment charges were recorded during the 12 weeks ended September 19, 2007. Impairment charges of $2.0 million and $0.1 million related to continuing operations store facilities and discontinued operations, respectively, were recorded during the 12 weeks ended September 20, 2006.

5.	Income Taxes

For the 12 weeks ended September 19, 2007, the Company recorded a benefit of $64 thousand attributable to certain refundable credits. While the Company may be able to carry

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

back certain net operating losses (“NOL”s), no benefit has been recorded. The benefits associated with the recognition of tax attributes that existed at the time of emergence do not reduce income tax expense. The income tax benefit that was recognized for the 12 weeks ended September 20, 2006, was attributable to the Company’s ability to carry back certain NOLs and certain refundable credits.

The Company maintains a full valuation allowance against substantially all of its net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

For the 12 weeks ended September 19, 2007, the Company recognized tax attributes that existed as of November 15, 2006, totaling $1.1 million and thereby reduced intangible assets by this amount.

As of September 19, 2007, the Company had NOL carryforwards for federal income tax purposes of $495.5 million that will begin to expire in fiscal 2025. As the Company settles the remaining bankruptcy claims, its NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution.

As of September 19, 2007, the Company had $16.6 million of unrecognized tax benefits which, if recognized, none of this amount would change the effective tax rate. The Company does not anticipate that it will record any significant change in its unrecognized tax benefits during fiscal 2008.

The Company executed a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of the Company’s federal income tax returns for fiscal years 2003 and 2004. The settlement is pending final approvals within the IRS. No payment of additional tax will be required as a result of the settlement.

6.	Debt

On the Effective Date, Winn-Dixie Stores, Inc., and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs of $9.2 million are being amortized over the term of the Credit Agreement. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Exhibit 10.1 to the Form 8-K filed on November 28, 2006). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability, and Reserves.

During the 12 weeks ended September 19, 2007, the Company had no borrowings on the Credit Agreement, other than fees charged by the lender. As of September 19, 2007, and June 27, 2007, the Company had outstanding $85 thousand and $14 thousand, respectively.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of September 19, 2007, the rates in effect for the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus 2.0%, at the Company’s option. For amounts borrowed in excess of $50.0 million, the rates in effect as of September 19, 2007, were LIBOR plus 1.50% or Prime. Also in effect as of September 19, 2007, was a standby letter of credit fee of 1.50%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0%, and a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants require that the Company maintain Excess Availability of at least $75.0 million to avoid triggering the financial covenants regarding (i) minimum consolidated EBITDA (as defined in the Credit Agreement) and (ii) minimum consolidated EBITDA less Capital Expenditures. At all times, Excess Availability, as defined, is not permitted to fall below $50.0 million, which effectively reduces the Company’s borrowing ability. In addition, certain covenants substantially restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement. As of September 19, 2007, the Company was in compliance with all covenants then applicable.

Borrowing availability was $391.0 million as of September 19, 2007, as summarized below:

September 19, 2007
Lesser of Borrowing Base or Credit Agreement capacity [1]	$441,053
Outstanding borrowings	(85)

Excess Availability	440,968
Limitation on Excess Availability	(50,000)

Borrowing availability	$390,968

[1]	Net of Reserves of $240.7 million, including $224.2 million related to outstanding letters of credit.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

As shown in the table above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of September 19, 2007, letters of credit totaling $224.2 million were issued under the Credit Agreement. An additional $3.0 million in letters of credit were issued outside of the Credit Agreement and secured by marketable securities owned by the Company. Substantially all outstanding letters of credit related to workers’ compensation programs.

7.	Retirement Plans

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

The components of net periodic benefit expense for the retiree medical plan and the death benefit continued by the Successor (see Defined Benefit Plan, below) consisted of the following:

	Successor	Predecessor
	12 weeks ended Sept. 19, 2007	12 weeks ended Sept. 20, 2006
Interest cost	$313	93
Amortization of prior service cost	—	383
Amortization of actuarial gain	(86)	—

Net periodic benefit expense	$227	476

Defined Benefit Plan

The Predecessor had a non-qualified defined benefit plan (the “Defined Benefit Plan”) that provided retirement and death benefits to certain executives and other members of management. The plan was a non-funded contributory plan. As of the Effective Date, the Defined Benefit Plan was terminated under the Plan of Reorganization. The Successor continued the death benefit portion, which is reported as part of the post-retirement benefit discussed above. For the 12 weeks ended September 20, 2006, net periodic benefit expense was $1.6 million consisting of $1.2 million of interest cost and $0.4 million of amortization of actuarial losses.

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

Fiscal 2007 Sales and Closures

During the 12 weeks ended September 20, 2006, the Company closed seven U.S. stores and sold its 78% ownership interest in Bahamas Supermarkets Limited, which owned all of the Company’s operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which was included in gain on disposal of discontinued operations for the 12 weeks ended September 20, 2006. Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

Financial Information

Net sales from discontinued operations were $24.2 million for the 12 weeks ended September 20, 2006. Net earnings from discontinued operations were $16.3 million for the 12 weeks ended September 20, 2006, which included a gain on disposal of discontinued operations of $16.8 million. Restructuring charges, net were $0.9 million for the 12 weeks ended September 20, 2006.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following summarizes the costs included in restructuring and gain on disposal of discontinued operations:

Predecessor
12 weeks ended Sept. 20, 2006
Restructuring:
Gain on sale/retirement, net	$(86)
Lease termination costs	468
Employee termination costs	191
Other location closing costs	326

Restructuring charge, net	$899

Gain on disposal of discontinued operations:
Gain on sale/retirement, net	$(30,302)
Lease termination costs	11,750
Employee termination costs	101
Other location closing costs	1,622

Net gain on disposal	$(16,829)

9.	Commitments and Contingencies

Bankruptcy-related Contingencies

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

Litigation

On the Petition Date, Winn-Dixie Stores, Inc., and 23 of its then-existing subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc., did not file petitions under Chapter 11 of the Bankruptcy Code. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan to address objections to confirmation of the plan (the plan as modified, the “Plan” or the “Plan of Reorganization”). On November 9, 2006, the Court entered its order confirming the Plan of Reorganization.

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others,

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. On July 5, 2007, the Debtors filed a motion to dismiss as moot the appeals filed by the landlord claimants. On October 10, 2007, the District Court entered its order granting the Debtors’ motion and dismissing the appeals filed by the landlord claimants. The Debtors intend to move to dismiss as moot the appeals filed by the Florida tax collectors. The Debtors do not believe that the appeal will have a material impact on the Plan or the Company.

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

In February 2004, several putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims were consolidated and were to proceed as separate, single actions. As a result of the Company’s Chapter 11 filing, the automatic stay prevented the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company were subordinated under the Plan pursuant to the provisions of 11 U.S.C. §510(b) and were treated in the same manner as the Company’s existing shares, which were cancelled without any distribution, and such claims were discharged as against the Company. The discharge injunction imposed by the Plan will protect the Company from the assertion of these claims in the future. As to the individual co-defendants, on May 10, 2005, the District Court entered an order staying both lawsuits as to all parties and all issues in light of the Company’s Chapter 11 filing. Both lawsuits and the claims asserted against the individual co-defendants

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

remain pending. On April 5, 2007, and May 1, 2007, the District Court entered orders lifting the stays in both lawsuits. On June 4, 2007, and June 11, 2007, the plaintiffs in both lawsuits filed amended and consolidated complaints against the individual defendants. On June 25, 2007, and July 22, 2007, the individual defendants filed motions to dismiss both lawsuits. These motions remain pending before the District Court.

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

10.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its fiscal 2009 consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument–by–instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s fiscal year that begins June 26, 2008. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its fiscal 2009 consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of September 19, 2007, which was the end of our most recently completed fiscal quarter.

As a result of the application of fresh-start reporting as discussed below, the Company’s financial statements for periods prior to November 15, 2006, are not comparable to its financial statements for periods on or after November 15, 2006. References to the “Successor” refer to Winn-Dixie on or after November 15, 2006, after application of fresh-start reporting. References to the “Predecessor” refer to Winn-Dixie prior to November 15, 2006. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2007, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K could cause our actual results to differ materially from the expected results described in our forward-looking statements.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

General. The information below should be read in conjunction with Note 1 to the Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2007.

Emergence from Bankruptcy Protection. On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”). Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). Certain of the appeals remain pending while others have been dismissed by the Court as moot.

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

Claims Resolution and Plan Distributions. As of September 19, 2007, 45.9 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $904.8 million in allowed amounts; 0.2 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $5.3 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.9 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales for the 12 weeks ended September 19, 2007, were $1.6 billion, an increase of $11.1 million, or 0.7%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales increased 0.2% for the 12 weeks ended September 19, 2007, compared to the same period in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The increase in our identical store sales was the result of an increase in basket size (average sales per customer visit on identical store sales) of 2.2%, offset by a decrease in transaction count (number of customer visits on identical store sales) of 2.0%.

Competition remains a key factor that negatively affects our identical store sales, particularly on the opening of a new competitor store. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to affect our identical store sales. We consider competitive activity as we determine the schedule of stores to be remodeled.

Identical store sales increases for fiscal 2008 are expected to be slightly positive as compared to fiscal 2007.

Gross Profit on Sales. Gross profit on sales increased $21.9 million for the 12 weeks ended September 19, 2007, compared to the same period in the prior fiscal year. As a percentage of net sales, gross margin was 27.5% and 26.4% for the 12 weeks ended September 19, 2007, and September 20, 2006, respectively.

The gross margin improvement of approximately 110 basis points for the 12 weeks ended September 19, 2007, as compared to the 12 weeks ended September 20, 2006, was attributable primarily to a planned reduction in promotional spending (80 basis points) in the current fiscal year and operational improvements which reduced costs at our distribution facilities (30 basis points).

We expect that gross margin for fiscal 2008 will be higher than gross margin in fiscal 2007, with most of the increase occurring in the first two fiscal quarters of the year.

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased by $8.7 million for the 12 weeks ended September 19, 2007, as compared to the same period in the prior fiscal year. As a percentage of net sales, other operating and administrative expenses were 27.7% and 28.4% for the 12 weeks ended September 19, 2007, and September 20, 2006, respectively.

Several items contributed to the decline including a reduction of $6.6 million of depreciation and amortization caused primarily by lower aggregate asset values resulting from fresh-start reporting revaluations and $4.0 million resulting primarily from lower insurance premiums. Items that occurred in the prior fiscal year only were $3.3 million of prior year costs related to a retirement plan cancelled upon emergence from Chapter 11 and $5.9 million of income in the prior year related to favorable vacant store lease buyouts.

Impairment Charges. No impairment charges were recorded during the 12 weeks ended September 19, 2007. Impairment charges of $2.0 million were recorded during the 12 weeks ended September 20, 2006. See Part I, Item 1, Note 4 for further discussion of impairment charges.

Reorganization Items. The Successor recorded no reorganization items during the 12 weeks ended September 19, 2007. The Predecessor recorded reorganization items, net loss, of $4.0 million for the 12 weeks ended September 20, 2006. See Part I, Item 1, Note 1 for further discussion of reorganization items.

Interest (Income) Expense, net. Interest (income) expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Net interest income was $1.4 million for the 12 weeks ended September 19, 2007, compared to net interest expense of $2.4 million for the 12 weeks ended September 20, 2006. The improvement was primarily due to $2.0 million of interest income on cash and marketable securities balances, a $1.0 million reduction of amortization of debt issue costs on our credit facility and a $0.8 million reduction in interest expense on our credit facility. In accordance with SOP 90-7, prior to November 15, 2006, interest income was classified within reorganization items rather than in interest (income) expense, net.

Income Taxes. Income tax benefit for the 12 weeks ended September 19, 2007, was $64 thousand, as compared to an income tax benefit of $1.4 million for the 12 weeks ended September 20, 2006. The effective tax rate on continuing operations was a benefit of 7.5% and 4.1% for the 12 weeks ended September 19, 2007, and September 20, 2006, respectively, which reflected the maintenance of a full valuation allowance and the benefit related to certain refundable credits. Additionally, for the 12 weeks ended September 20, 2006, the rate reflects our ability to carry back certain NOLs.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

For the 12 weeks ended September 19, 2007, we recognized tax attributes that existed as of November 15, 2006, totaling $1.1 million and thereby reduced intangible assets by this amount.

As of September 19, 2007, we had NOL carryforwards for federal income tax purposes of $495.5 million that will begin to expire in fiscal 2025. As we settle the remaining bankruptcy claims, our NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution.

As of September 19, 2007, we had $16.6 million of unrecognized tax benefits which, if recognized, none of this amount would change the effective tax rate. We do not anticipate that we will record any significant change in our unrecognized tax benefit during fiscal 2008.

We executed a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of our federal income tax returns for fiscal years 2003 and 2004. The settlement is pending final approvals within the IRS. No payment of additional tax will be required as a result of the settlement.

Loss From Continuing Operations. Loss from continuing operations for the 12 weeks ended September 19, 2007, was $0.8 million, or $0.01 per diluted share, as compared to $40.9 million, or $0.29 per diluted share, for the 12 weeks ended September 20, 2006. The improved results were due primarily to the gross margin improvement and operating and administrative expense decreases described above.

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

Fiscal 2007 Sales and Closures. During the 12 weeks ended September 20, 2006, we closed seven U.S. stores and sold our 78% ownership interest in Bahamas Supermarkets Limited, which owned all of our operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which was included in gain on disposal of discontinued operations for the 12 weeks ended September 20, 2006. Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

Financial Information. Net sales from discontinued operations were $24.2 million for the 12 weeks ended September 20, 2006. Net earnings from discontinued operations were $16.3 million for the 12 weeks ended September 20, 2006, which included a gain on disposal of discontinued operations of $16.8 million. Restructuring charges, net were $0.9 million for the 12 weeks ended September 20, 2006.

The following summarizes the costs included in restructuring charge, net and gain on disposal of discontinued operations (in thousands):

Predecessor
12 weeks ended Sept. 20, 2006
Restructuring:
Gain on sale/retirement, net	$(86)
Lease termination costs	468
Employee termination costs	191
Other location closing costs	326

Restructuring charge, net	$899

Gain on disposal of discontinued operations:
Gain on sale/retirement, net	$(30,302)
Lease termination costs	11,750
Employee termination costs	101
Other location closing costs	1,622

Net gain on disposal	$(16,829)

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of September 19, 2007, we had $598.4 million of liquidity, comprised of $391.0 million of borrowing availability under the Credit Agreement and $207.4 million of cash and cash equivalents. We anticipate that our liquidity will decrease during the remainder of fiscal 2008, primarily due to increased capital expenditures, partially offset by anticipated cash flows from operating activities. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through the end of fiscal 2008. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2008 to operate our business and fund our capital-spending program.

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

We had no borrowings on the Credit Agreement, other than fees charged by the lender, during the 12 weeks ended September 19, 2007. As of September 19, 2007, $85 thousand was outstanding.

Borrowing availability was $391.0 million as of September 19, 2007, as summarized below (in thousands):

September 19, 2007
Lesser of Borrowing Base or Credit Agreement capacity [1]	$441,053
Outstanding borrowings	(85)

Excess Availability	440,968
Limitation on Excess Availability	(50,000)

Borrowing availability	$390,968

[1]	Net of Reserves of $240.7 million, including $224.2 million related to outstanding letters of credit.

As shown in the table above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of September 19, 2007, letters of credit totaling $224.2 million were issued under the Credit Agreement. An additional $3.0 million in letters of credit were issued outside of the Credit Agreement and secured by marketable securities we owned. Substantially all outstanding letters of credit related to workers’ compensation programs.

Historical Cash Flow Data

Cash flows from discontinued operations are reported with cash flows from continuing operations within operating, investing and financing activities. The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 12 weeks ended September 19, 2007, and September 20, 2006 (in thousands):

	12 weeks ended
	Sept. 19, 2007	Sept. 20, 2006
Cash provided by (used in):
Operating activities	$53,947	(1,839)
Investing activities	(49,021)	61,131
Financing activities	575	14,748

Operating Activities. For the 12 weeks ended September 19, 2007, net cash provided by operating activities was $53.9 million, primarily due to operating cash flows and changes in working capital items. For the 12 weeks ended September 20, 2006, net cash used in operating activities was $1.8 million due to cash payments for reorganization items of $8.1 million relating primarily to professional fees directly related to the reorganization process, net losses from continuing operations partially offset by advances totaling $25.0 million on our insurance claims.

Investing Activities. For the 12 weeks ended September 19, 2007, net cash used in investing activities was $49.0 million, primarily due to expenditures for our store-remodeling program, discussed below. For the 12 weeks ended September 20, 2006, cash provided by investing activities was $61.1 million, primarily due to the receipt of approximately $54.0 million in proceeds from the sale of Bahamas Supermarkets, Limited.

Financing Activities. For the 12 weeks ended September 19, 2007, and September 20, 2006, cash provided by financing activities related primarily to increases in book overdrafts.

Capital Expenditures. We expect capital expenditures in fiscal 2008 to total approximately $250.0 million, of which approximately $140.0 million is expected to be spent for our store-remodeling program. We initiated this program during fiscal 2007, and through September 19, 2007, had completed 24 remodels. In fiscal 2008 and future fiscal years, we plan to remodel approximately 75 stores annually.

In addition to the store-remodeling program, we anticipate that during fiscal 2008 we will spend approximately $110.0 million on other capital expenditures, including maintenance and other store-related projects, information technology projects, and back-up generators.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We believe that the policies below are our critical accounting policies, as they are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of inherently uncertain matters. See Part I, Item 1, Note 2 for further discussion of our accounting policies.

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

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), we allocated the reorganization value to our assets and liabilities. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate current interest rates. Deferred taxes were determined in accordance with U.S. generally accepted accounting principles. In addition to revaluing existing assets and liabilities, we recorded certain previously unrecognized assets and liabilities, including favorable and unfavorable leases and other intangibles. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value. In accordance with SFAS 141, we allocated this excess as a reduction of asset values (to property, plant and equipment and intangible assets) on a pro-rata basis.

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

As of September 19, 2007, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of September 19, 2007, we had only $85 thousand outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 19, 2007, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 19, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 19, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 9 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 27, 2007, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 27, 2007. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Election Form and Waiver Agreement, executed August 22, 2007, between Winn-Dixie Stores, Inc. and Thomas P. Robbins.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: October 26, 2007	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 26, 2007	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Election Form and Waiver Agreement, executed August 22, 2007, between Winn-Dixie Stores, Inc. and Thomas P. Robbins.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.