Form 10-Q
period 2008-01-09
WINN DIXIE STORES INC
filed 2008-02-19
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 9, 2008

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

As of February 6, 2008, 53,901,473 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor		Predecessor
Amounts in thousands except per share data	16 weeks ended January 9, 2008	8 weeks ended January 10, 2007	8 weeks ended November 15, 2006
Net sales	$2,246,968	1,164,192	1,066,852
Cost of sales, including warehouse and delivery expenses	1,647,942	873,034	784,245

Gross profit on sales	599,026	291,158	282,607
Other operating and administrative expenses	591,560	302,528	319,139
Impairment charges	210	—	18,743
Restructuring gain, net	—	—	(113)

Operating income (loss)	7,256	(11,370)	(55,162)
Interest (income) expense, net (contractual interest for 8 weeks ended November 15, 2006, was $7,203)	(1,080)	(566)	3,108

Income (loss) before reorganization items and income taxes	8,336	(10,804)	(58,270)
Reorganization items, net gain	—	—	(338,449)
Income tax expense (benefit)	4,265	(855)	(12,567)

Income (loss) from continuing operations	4,071	(9,949)	292,746

Discontinued operations:
Income from discontinued operations	—	—	2,903
Gain on disposal of discontinued operations	—	—	1,093

Income from discontinued operations	—	—	3,996

Net income (loss)	$4,071	(9,949)	296,742

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.08	(0.18)	2.07
Earnings from discontinued operations	—	—	0.03

Earnings (loss) per share	$0.08	(0.18)	2.10

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.08	(0.18)	2.07
Earnings from discontinued operations	—	—	0.03

Diluted earnings (loss) per share	$0.08	(0.18)	2.10

Dividends per share	$—	—	—

Weighted average common shares outstanding-basic	53,901	53,901	141,321

Weighted average common shares outstanding-diluted	54,176	53,901	141,321

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor		Predecessor
Amounts in thousands except per share data	28 weeks ended January 9, 2008	8 weeks ended January 10, 2007	20 weeks ended November 15, 2006
Net sales	$3,867,866	1,164,192	2,676,678
Cost of sales, including warehouse and delivery expenses	2,822,485	873,034	1,969,641

Gross profit on sales	1,045,381	291,158	707,037
Other operating and administrative expenses	1,040,204	302,528	776,482
Impairment charges	210	—	20,778
Restructuring charge, net	—	—	786

Operating income (loss)	4,967	(11,370)	(91,009)
Interest (income) expense, net (contractual interest for 20 weeks ended November 15, 2006, was $15,766)	(2,515)	(566)	5,527

Income (loss) before reorganization items and income taxes	7,482	(10,804)	(96,536)
Reorganization items, net gain	—	—	(334,430)
Income tax expense (benefit)	4,201	(855)	(13,980)

Income (loss) from continuing operations	3,281	(9,949)	251,874

Discontinued operations:
Income from discontinued operations	—	—	2,333
Gain on disposal of discontinued operations	—	—	17,922

Income from discontinued operations	—	—	20,255

Net income (loss)	$3,281	(9,949)	272,129

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.06	(0.18)	1.78
Earnings from discontinued operations	—	—	0.15

Basic earnings (loss) per share	$0.06	(0.18)	1.93

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.06	(0.18)	1.78
Earnings from discontinued operations	—	—	0.15

Diluted earnings (loss) per share	$0.06	(0.18)	1.93

Dividends per share	$—	—	—

Weighted average common shares outstanding-basic	53,901	53,901	141,317

Weighted average common shares outstanding-diluted	54,306	53,901	141,317

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	January 9, 2008	June 27, 2007
ASSETS
Current assets:
Cash and cash equivalents	$101,768	201,946
Marketable securities	40,000	4,836
Trade and other receivables, less allowance for doubtful receivables of $2,955 ($3,663 at June 27, 2007)	99,017	94,173
Insurance claims receivable	22,580	22,900
Income tax receivable	15,848	15,883
Merchandise inventories, less LIFO reserve of $9,987 ($5,107 at June 27, 2007)	652,424	641,458
Prepaid expenses and other current assets	41,970	40,982

Total current assets	973,607	1,022,178

Property, plant and equipment, net	379,736	300,174
Intangible assets, net	318,237	331,803
Other assets, net	17,114	16,736

Total assets	$1,688,694	1,670,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$7,218	6,289
Accounts payable	301,173	262,787
Reserve for self-insurance liabilities	71,675	73,451
Accrued wages and salaries	67,460	76,334
Accrued rent	34,887	39,685
Accrued expenses	80,068	83,763

Total current liabilities	562,481	542,309

Reserve for self-insurance liabilities	140,232	147,339
Long-term borrowings under credit facilities	—	14
Unfavorable leases	131,871	138,700
Obligations under capital leases	17,992	18,622
Other liabilities	29,249	26,966

Total liabilities	881,825	873,950

Commitments and contingent liabilities (Notes 1, 5, 6, 9)
Shareholders’ equity:
Common stock $0.001 par value. Authorized 400,000,000 shares; 54,000,000 shares issued; 53,901,473 shares outstanding at January 9, 2008 and June 27, 2007	54	54
Additional paid-in-capital	769,257	762,401
Retained earnings	31,746	28,465
Accumulated other comprehensive income	5,812	6,021

Total shareholders’ equity	806,869	796,941

Total liabilities and shareholders’ equity	$1,688,694	1,670,891

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor		Predecessor
Amounts in thousands	28 weeks ended Jan. 9, 2008	8 weeks ended Jan. 10, 2007	20 weeks ended Nov. 15, 2006
Cash flows from operating activities:
Net income (loss)	$3,281	(9,949)	272,129
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on sales of assets, net	145	367	(35,373)
Reorganization items, net gain	—	—	(334,430)
Impairment charges	210	—	20,857
Depreciation and amortization	43,963	9,981	36,274
Share-based compensation	6,856	147	11,609
Deferred income taxes	4,335	—	—
Change in operating assets and liabilities:
Favorable and unfavorable leases	1,753	531	—
Trade, insurance and other receivables	(4,524)	(724)	29,850
Merchandise inventories	(10,966)	33,024	(31,564)
Prepaid expenses and other current assets	(988)	(8,441)	(2,426)
Accounts payable	33,899	(39,153)	(20,458)
Income taxes payable/receivable	(234)	2,207	(2,944)
Reserve for self-insurance liabilities	(9,082)	2,160	(1,203)
Accrued expenses and other	(16,427)	(26,077)	(4,278)

Net cash provided by (used in) operating activities before reorganization items	52,221	(35,927)	(61,957)
Cash effect of reorganization items	—	—	(11,085)

Net cash provided by (used in) operating activities	52,221	(35,927)	(73,042)

Cash flows from investing activities:
Purchases of property, plant and equipment	(108,647)	(10,988)	(23,888)
(Increase) decrease in investments and other assets, net	(7,695)	17,001	15,067
Sales of assets	118	—	83,012
Purchases of marketable securities	(72,090)	(860)	(4,321)
Sales of marketable securities	35,466	79	14,991
Other, net	—	(78)	(308)

Net cash (used in) provided by investing activities	(152,848)	5,154	84,553

Cash flows from financing activities:
Gross borrowings on credit facilities	6,654	1,470	7,690
Gross payments on credit facilities	(6,668)	(1,470)	(47,690)
Increase in book over-drafts	4,487	14,493	164
Principal payments on long-term debt and capital leases	(4,024)	(142)	(981)
Debt issuance costs	—	(8,829)	(366)

Net cash provided by (used in) financing activities	449	5,522	(41,183)

Decrease in cash and cash equivalents	(100,178)	(25,251)	(29,672)
Cash and cash equivalents at beginning of period	201,946	157,871	187,543

Cash and cash equivalents at end of period	$101,768	132,620	157,871

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

Claims Resolution and Plan Distributions: As of January 9, 2008, 46.1 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $910.3 million in allowed amounts; 0.2 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $4.9 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.7 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Reorganization Items: Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

	Predecessor
	8 weeks ended Nov. 15, 2006	20 weeks ended Nov. 15, 2006
Gain on extinguishment of debt	$(188,197)	(188,197)
Revaluation of assets and liabilities	(144,837)	(144,837)
Professional fees	22,467	31,192
Lease rejections	(34,983)	(42,799)
Employee costs	484	1,574
Interest income	(1,481)	(3,583)
Estimated claims adjustments and other, net	8,098	12,220

Reorganization items, net gain	$(338,449)	(334,430)

Cash effect of reorganization items:
Professional fees	$4,551	14,337
Interest income	(1,704)	(3,683)
Other	185	431

Total cash effect of reorganization items	$3,032	11,085

Gain on extinguishment of debt reflected the restructuring of the Company’s capital structure and resulting discharge of pre-petition debt. Revaluation of assets and liabilities reflected adjustments from the revaluation of assets and liabilities and the write-off of the Predecessor’s equity accounts. Professional fees included financial, legal, real estate and valuation services directly associated with the reorganization process. Lease rejections related to the net non-cash gains that resulted from rejections of leases, primarily real estate leases, for which rejection damage estimates were less than amounts previously recorded as liabilities. Employee costs related to the Company’s key employee retention plan, by which certain key associates, including executive officers, were eligible for retention incentives. In accordance with SOP 90-7, from the Petition Date through the Effective Date, interest income was classified as a component of reorganization items. Estimated claims adjustments and other, net, related to increases and decreases to claims as resolved including reductions from potential claimants that did not file a proof of claim by the Court-established bar date.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company: As of January 9, 2008, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 521 retail stores, with five fuel centers and 61 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and three manufacturing facilities.

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

During the 16 weeks ended January 9, 2008, the Company recorded an adjustment that reduced its self-insurance reserves by $18.3 million as a result of the actuarial study performed in the second quarter and primarily related to workers’ compensation claims. This adjustment decreased other operating and administrative expenses by $15.5 million and cost of sales by $2.8 million.

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

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 and 28 weeks ended January 9, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 25, 2008.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The condensed consolidated balance sheet as of June 27, 2007, was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2007.

Cash and Cash Equivalents: Book overdrafts of $23.9 million and $19.4 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of January 9, 2008, and June 27, 2007, respectively.

Marketable Securities: As of January 9, 2008, the Company had short-term investments in Auction Rate Securities (ARS) of $40.0 million. The ARS have contractual terms from 30 to 40 years, but generally have interest rate reset dates that occur every 28 days and despite the long-term nature of their stated contractual maturities, management anticipates having the opportunity to liquidate these securities at ongoing auctions which are held in conjunction with the interest reset dates every 28 days. The investments in ARS are classified as available-for-sale on the Company’s Condensed Consolidated Balance Sheets. The investments are recorded at cost which approximates fair market value due to their variable interest rates, which typically resets every 28 days. As a result, no cumulative gross unrealized holding gains/losses from the investments have been realized. All income generated from these investments is recorded as interest income.

Earnings (Loss) Per Share: Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed vesting and exercise of all common stock equivalents (options, restricted stock and restricted stock units, collectively “CSEs”) using the treasury stock method, subject to anti-dilution limitations.

The calculation of diluted earnings per share includes 0.3 million and 0.4 million potentially dilutive CSEs for the 16 and 28 weeks ended January 9, 2008, respectively. Excluded from the calculation are approximately 3.2 million and 1.2 million anti-dilutive CSEs for the 16 and 28 weeks ended January 9, 2008, 1.1 million anti-dilutive CSEs for the 8 weeks ended January 10, 2007, and 6.5 million anti-dilutive CSEs for the 8 and 20 weeks ended November 15, 2006, respectively.

Comprehensive Income (Loss): Comprehensive income was $3.9 million and $3.1 million for the 16 and 28 weeks ended January 9, 2008, respectively. Comprehensive loss was $9.9

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

million for the 8 weeks ended January 10, 2007 and comprehensive income was $294.2 million and $270.5 million for the 8 and 20 weeks ended November 15, 2006, respectively. Other comprehensive income consists primarily of changes in post-retirement benefits.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.	Merchandise Inventories

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $3.6 million, $4.9 million and $0.7 million for the 16 and 28 weeks ended January 9, 2008, and the 8 weeks ended January 10, 2007, respectively. LIFO benefits decreased cost of sales by $2.5 million, and $1.8 million for the 8 and 20 weeks ended November 15, 2006, respectively.

An actual valuation of inventory under the LIFO method is made as of the end of each fiscal year based on the inventory levels and costs as of that date. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are estimates of future events and prices, interim results are subject to the final year-end LIFO inventory valuations.

4.	Impairment Charges

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges. Impairment charges of $0.2 million were recorded during the 16 and 28 weeks ended January 9, 2008, and no impairment charges were recorded during the 8 weeks ended January 10, 2007. Impairment charges of $18.7 million and $20.8 million related to continuing operations store facilities were recorded during the 8 and 20 weeks ended November 15, 2006, respectively, and $0.1 million related to discontinued operations were recorded during the 20 weeks ended November 15, 2006.

5.	Income Taxes

Income tax expense of $4.3 million and $4.2 million was recognized for the 16 and 28 weeks ended January 9, 2008, respectively. The expense will not result in significant cash payments due to the availability of net operating loss (“NOL”) carryforwards as further described below. The income tax benefit that was recognized for the 8 weeks ended January 10, 2007, and the 8 and 20 weeks ended November 15, 2006, were attributable to the Company’s ability to carry back certain NOLs and certain refundable credits.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

For the 16 and 28 weeks ended January 9, 2008, the Company recognized tax attributes that existed as of November 15, 2006, totaling $3.1 million and $4.2 million, respectively, and thereby reduced intangible assets by these amounts.

As of January 9, 2008, the Company had NOL carryforwards for federal income tax purposes of approximately $500 million that will begin to expire in fiscal 2025. As the Company settles the remaining bankruptcy claims, its NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution.

As of January 9, 2008, the Company had $18.8 million of unrecognized tax benefits which, if recognized, none of this amount would change the effective tax rate. The Company does not anticipate that it will record any significant change in its unrecognized tax benefits during fiscal 2008.

The Company executed a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of the Company’s federal income tax returns for fiscal years 2003 and 2004. The settlement has been reviewed and approved by the Joint Committee on Taxation. No payment of additional tax will be required as a result of the settlement.

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

During the 28 weeks ended January 9, 2008, the Company had no borrowings on the Credit Agreement, other than fees charged by the lender.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of January 9, 2008, the rates in effect for the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus 2.0%, at the Company’s option. For amounts borrowed in excess of $50.0 million, the rates in effect as of January 9, 2008, were LIBOR plus 1.25% or Prime. Also in effect as of January 9, 2008, was a standby letter of credit fee of 1.25%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0%, and a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants require that the Company maintain Excess Availability of at least $75.0 million to avoid triggering the financial covenants regarding (i) minimum consolidated EBITDA (as defined in the Credit Agreement) and (ii) minimum consolidated EBITDA less Capital Expenditures. At all times, Excess Availability, as defined, is not permitted to fall below $50.0 million, which effectively reduces the Company’s borrowing ability. In addition, certain covenants substantially restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement. As of January 9, 2008, the Company was in compliance with all covenants.

Borrowing availability was $446.6 million as of January 9, 2008, as summarized below:

January 9, 2008
Lesser of Borrowing Base or Credit Agreement capacity[1]	$496,570
Outstanding borrowings	—

Excess Availability	496,570
Limitation on Excess Availability	(50,000)

Borrowing availability	$446,570

[1]	Net of Reserves of $210.6 million, including $191.2 million related to outstanding letters of credit

As shown in the table above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of January 9, 2008, letters of credit totaling $191.2 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs.

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

The components of net periodic benefit expense for the retiree medical plan and the death benefit continued by the Successor (see Defined Benefit Plan, below) consisted of the following:

	Successor		Predecessor
	16 weeks ended Jan. 9, 2008	8 weeks ended Jan. 10, 2007	8 weeks ended Nov. 15, 2006
Interest cost	$418	87	148
Amortization of prior service cost	—	—	149
Amortization of actuarial gain	(114)	—	—

Net periodic benefit expense	$304	87	297

	Successor		Predecessor
	28 weeks ended Jan. 9, 2008	8 weeks ended Jan. 10, 2007	20 weeks ended Nov. 15, 2006
Interest cost	$731	87	241
Amortization of prior service cost	—	—	532
Amortization of actuarial gain	(199)	—	—

Net periodic benefit expense	$532	87	773

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

The components of net periodic benefit expense and other amounts recognized in other comprehensive (loss) income for the Defined Benefit Plan through November 15, 2006 consisted of the following:

	Predecessor
	8 weeks ended Nov. 15, 2006	20 weeks ended Nov. 15, 2006
Interest cost	$753	1,957
Recognized net actuarial loss	258	672

Net periodic benefit expense	$1,011	2,629

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

8.	Discontinued Operations and Restructuring

In evaluating whether elements of its restructuring plans qualify for discontinued operations classification, the Company considers each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to the Company’s ongoing operations and cash inflows of nearby Company stores are not expected to increase significantly because of the exit, the results of operations of the store are reported in discontinued operations. Other components, including distribution centers and manufacturing operations, are classified as discontinued operations only if the Company determines that the related continuing cash flows will not be significant to its ongoing operations. Costs incurred to dispose of a location are included in gain on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as restructuring charges.

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

Financial Information

Net sales from discontinued operations were $0.0 million and $24.2 million for the 8 and 20 weeks ended November 15, 2006. Net earnings from discontinued operations were $4.0 million and $20.3 million for the 8 and 20 weeks ended November 15, 2006, which included a gain on disposal of discontinued operations of $1.1 million and $17.9 million, respectively. Restructuring (gains) charges, net were $(0.1) million and $0.8 million for the 8 and 20 weeks ended November 15, 2006, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following summarizes the costs included in restructuring and gain on disposal of discontinued operations:

	Predecessor
	8 weeks ended Nov. 15, 2006	20 weeks ended Nov. 15, 2006
Restructuring:
Gain on sale/retirement, net	$(379)	(465)
Lease termination (gain) costs	(313)	154
Employee termination costs	37	228
Other location closing costs	542	869

Restructuring (gain) charge, net	$(113)	786

Gain on disposal of discontinued operations:
Loss (gain) on sale/retirement, net	$6	(30,296)
Lease termination (gain) costs	(1,059)	10,691
Employee termination gains	(112)	(11)
Other location closing costs	72	1,694

Net gain on disposal	$(1,093)	(17,922)

9.	Commitments and Contingencies

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

Litigation—Bankruptcy and pre-petition matters

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. On July 5, 2007, the Debtors filed a motion to dismiss as moot the appeals filed by the landlord claimants. On October 10, 2007, the District Court entered its order granting the Debtors’ motion and dismissing the appeals filed by the landlord claimants. On November 9, 2007, the landlord claimants filed an appeal from the District Court’s dismissal order with the United States Court of Appeals for the Eleventh Circuit which is now pending before that Court. The Debtors do not believe that these appeals will have a material impact on the Plan or the Company.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In February 2004, several putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers alleging claims under the federal securities laws. In March and April 2004, three other putative class action lawsuits were filed in the District Court against the Company and certain present and former executive officers and employees of the Company alleging claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), related to the Company’s Profit Sharing/401(k) Plan. By separate court orders, both the securities laws claims and the ERISA claims were consolidated and were to proceed as separate, single actions. As a result of the Company’s Chapter 11 filing, the automatic stay prevented the plaintiffs in these class action lawsuits from proceeding against the Company. Any such claims against the Company were subordinated under the Plan pursuant to the provisions of 11 U.S.C. §510(b) and were treated in the same manner as the Company’s existing shares, which were cancelled without any distribution, and such claims were discharged as against the Company. The discharge injunction imposed by the Plan will protect the Company from the assertion of these claims in the future. As to the individual co-defendants, on May 10, 2005, the District Court entered an order staying both lawsuits as to all parties and all issues in light of the Company’s Chapter 11 filing. Both lawsuits and the claims asserted against the individual co-defendants remain pending. On April 5, 2007, and May 1, 2007, the District Court entered orders lifting the stays in both lawsuits. On June 4, 2007, and June 11, 2007, the plaintiffs in both lawsuits filed amended and consolidated complaints against the individual defendants. On June 25, 2007, and July 22, 2007, the individual defendants filed motions to dismiss both lawsuits. On or about November 6, 2007, the individual defendants and applicable insurers reached agreements with plaintiffs to settle the ERISA-based litigation. On December 4, 2007, the District Court granted the individual defendants’ motion to dismiss the securities litigation.

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

Litigation—Post-emergence matters

In December 2007, 26 current and former employees filed a putative class action lawsuit in the Circuit Court for Brevard County, Florida against Winn-Dixie Stores, Inc. alleging company-wide systemic age discrimination under the Florida Civil Rights Act with respect to the terms and conditions of their employment and that of others who were similarly-situated. The Company denies all allegations raised in the lawsuit, has answered the complaint and has filed motions asserting various defenses to the claims. The Company has also sought to

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

remove the case to the bankruptcy court on the ground that the action is, either partially or in its entirety, barred by the Company’s Plan of Reorganization. To date, these motions remain pending in the state and bankruptcy courts.

In January 2008, an African-American customer filed a putative class action lawsuit in the United States District Court for the Northern District of Alabama in Birmingham against Winn-Dixie Stores, Inc. alleging that the Company discriminates against customers on the basis of race with regard to its cash-back policies for customers writing checks. Specifically, the lawsuit alleges that the Company allows customers in stores located in predominantly white areas to write checks for amounts in excess of the purchase price of the sale and receive cash back but does not allow customers in stores located in predominantly black areas to do the same based on race. The Company denies all allegations raised in the lawsuit and will vigorously defend this action.

In addition, various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company vigorously defends these actions.

While no one can predict the outcome of any pending or threatened litigation with certainty, the Company’s management believes that any resolution of these proceedings will not have a material adverse effect on its financial condition or results of operations.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2010. Management has not yet determined the impact of SFAS 141R on the consolidated financial statements. As disclosed in Note 5, the Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Benefits associated with recognition of tax attributes that existed at the time of emergence from bankruptcy protection currently reduce intangible assets. Upon adoption of SFAS141R, subsequent reversals of the valuation allowance will instead be reflected in income tax expense.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of January 9, 2008, which was the end of our most recently completed fiscal quarter.

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

COMBINED FINANCIAL RESULTS OF THE PREDECESSOR AND SUCCESSOR

Management’s discussion and analysis of the results of operations compares the 16 and 28 weeks ended January 9, 2008, to the 16 and 28 weeks ended January 10, 2007. Management’s discussion of liquidity compares the 28 weeks ended January 9, 2008, to the 28 weeks ended January 10, 2007.

Presentation of the combined financial information of the Predecessor and Successor is not in accordance with U.S. generally accepted accounting principles. However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results provide management and investors a better perspective of the Company’s on-going financial and operational performance and trends. In addition, the application of fresh-start reporting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company.

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

Claims Resolution and Plan Distributions. As of January 9, 2008, 46.1 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $910.3 million in allowed amounts; 0.2 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $4.9 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.7 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales for the 16 weeks ended January 9, 2008, were $2.2 billion, an increase of $15.9 million, or 0.7%, compared to the same period in the prior fiscal year. Net sales for the 28 weeks ended January 9, 2008, were $3.9 billion, an increase of $27.0 million, or 0.7%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales increased 0.5% and 0.4% for the 16 and 28 weeks ended January 9, 2008, respectively, compared to the same periods in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The increase in our identical store sales for the 16 and 28 weeks ended January 9, 2008, was the result of an increase in basket size (average sales per customer visit on identical store sales) of 2.7% and 2.5% for the 16 and 28 weeks ended January 9, 2008, respectively, offset by a decrease in transaction count (number of customer visits on identical store sales) of 2.1% for the 16 and 28 weeks ended January 9, 2008.

We believe the increase in basket size is due to various factors including, but not limited to, overall food price inflation offset partially by the impact of changes in the mix of pharmaceutical products sold from name brand to generics.

Competition remains a key factor that negatively affects our identical store sales, particularly on the opening of a new competitor store. Based on our knowledge of competitor activity in our operating areas, we anticipate that competitor store openings will continue to affect our identical store sales. We consider competitive activity as we determine the schedule of stores to be remodeled.

Identical store sales increase for fiscal 2008 is expected to be slightly positive as compared to fiscal 2007.

Gross Profit on Sales. Gross profit on sales increased $25.3 million and $47.2 million for the 16 and 28 weeks ended January 9, 2008, respectively, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 26.7% and 25.7% for the 16 weeks ended January 9, 2008, and January 10, 2007, respectively, and 27.0% and 26.0% for the 28 weeks ended January 9, 2008, and January 10, 2007, respectively.

For the 16 weeks ended January 9, 2008, the gross margin improved by approximately 100 basis points, as compared to the same period in the prior fiscal year. The improvement was attributable primarily to more effective management of promotional spending (80 basis points), operational improvements that reduced inventory shrink (20 basis points), and other items (25 basis points).

These improvements of 125 basis points were partially offset by an increase in the LIFO charge (25 basis points) due primarily to an increase in food inflation in the current year and inventory liquidations in the prior year. The 25 basis point improvement in other items includes favorable claims development on self-insurance, primarily workers’ compensation related to warehouse and delivery, of $2.8 million, or 12 basis points.

For the 28 weeks ended January 9, 2008, the gross margin improved by approximately 100 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to more effective management of promotional spending (80 basis points), operational improvements that reduced inventory shrink (15 basis points), and other items (20 basis points). These improvements of 115 basis points were partially offset by an increase in the LIFO charge (15 basis points) due primarily to an increase in food inflation in the current year and inventory liquidations in the prior year. The 20 basis point improvement in other items includes favorable claims development on self-insurance, primarily workers’ compensation related to warehouse and delivery, of $2.8 million, or 7 basis points.

As a percentage of sales, gross margin for the second half of fiscal 2008 is expected to be approximately equal to gross margin for the second half of fiscal 2007.

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased $30.1 million and $38.8 million for the 16 and 28 weeks ended January 9, 2008, respectively, as compared to the same periods in the prior fiscal year. As a percentage of net sales, other operating and administrative expenses were 26.3% and 27.9% for the 16 weeks ended January 9, 2008, and January 10, 2007, respectively, and 26.9% and 28.1% for the 28 weeks ended January 9, 2008, and January 10, 2007, respectively.

For the 16 weeks ended January 9, 2008, operating and administrative expenses decreased as compared to the same period in the prior fiscal year due to emergence related expenses of $18.2 million that occurred in the prior fiscal year only, favorable claims development of $15.5 million recognized in the second quarter of fiscal 2008 as a result of our actuarial study performed and primarily related to self-insured workers’ compensation claims and a net increase in other operating and administrative expenses of $3.6 million primarily related to increased advertising expenses.

For the 28 weeks ended January 9, 2008, operating and administrative expenses decreased as compared to the same period in the prior fiscal year due to items that occurred in the prior year only that totaled $15.6 million, favorable claims development of $15.5 million recognized in the second quarter of fiscal 2008 as a result of our actuarial study performed and primarily related to self-insured workers’ compensation claims and a net decrease in other operating and administrative expenses totaling $7.7 million. This net decrease was primarily related to a reduction of $5.8 million of depreciation and amortization caused primarily by lower aggregate asset values resulting from fresh-start reporting revaluations, a reduction of $4.6 million resulting primarily from lower insurance premiums, offset by $2.8 million related to increased advertising expenses. The items that occurred in the prior year only were emergence related expenses of $21.5 million and $5.9 million of income in the prior year related to favorable vacant store lease buyouts.

Impairment Charges. Impairment charges of $0.2 million were recorded during the 16 and 28 weeks ended January 9, 2008. Impairment charges of $18.7 million and $20.8 million related to continuing operations store facilities were recorded during the 8 and 20 weeks ended November 15, 2006 and $0.1 million related to discontinued operations were recorded during the 20 weeks ended November 15, 2006, respectively. No impairment charges were recorded in the 8 weeks ended January 10, 2007. See Part I, Item 1, Note 4 for further discussion of impairment charges.

Reorganization Items. The Successor recorded no reorganization items during the 16 and 28 weeks ended January 9, 2008, and the 8 weeks ended January 10, 2007. The Predecessor recorded reorganization items, net gain, of $338.4 million and $334.4 million for the 8 and 20 weeks ended November 15, 2006, respectively. See Part I, Item 1, Note 1 for further discussion of reorganization items.

Interest (Income) Expense, net. Interest (income) expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Net interest income was $1.1 million and $2.5 million for the 16 and 28 weeks ended January 9, 2008, respectively, compared to net interest expense of $2.5 million and $5.0 million for the 16 and 28 weeks ended January 10, 2007, respectively. In accordance with SOP 90-7, prior to November 15, 2006, interest income was classified within reorganization items rather than in interest (income) expense, net.

The increase in interest income for the 16 weeks ended January 9, 2008, was primarily due to an increase of $1.1 million of interest income on cash and marketable securities balances primarily related to a change in the classification of interest income subsequent to November 15, 2006 (as discussed above), and a $1.2 million decrease in interest expense on our credit facilities. Interest capitalized increased by $0.7 million for the 16 weeks ended January 9, 2008, as compared to the same period of the previous year.

The increase in interest income for the 28 weeks ended January 9, 2008, was primarily due to an increase of $3.2 million of interest income on cash and marketable securities balances primarily related to a change in the classification of interest income subsequent to November 15, 2006 (as discussed above), and a $3.1 million decrease in interest expense on our credit facilities. Interest capitalized increased by $1.3 million for the 28 weeks ended January 9, 2008, as compared to the same period of the previous year.

Income Taxes. Income tax expense for the 16 and 28 weeks ended January 9, 2008, was $4.3 million and $4.2 million, respectively, as compared to an income tax benefit of $13.4 million and $14.8 million for the 16 and 28 weeks ended January 10, 2007. The effective tax rate on continuing operations was an expense of 51.2% and 56.1% for the 16 and 28 weeks ended January 9, 2008, respectively, which differs from statutory rates primarily due to the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2008. The effective tax rate on continuing operations was a benefit of 5.0% and 6.5% for the 16 and 28 weeks ended January 10, 2007, respectively, which differs from statutory rates due to the maintenance of a full valuation allowance and the benefit related to certain refundable credits and our ability to carry back certain NOLs.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

For the 16 and 28 weeks ended January 9, 2008, we recognized tax attributes that existed as of November 15, 2006, totaling $3.1 million and $4.2 million, respectively, and thereby reduced intangible assets by these amounts.

As of January 9, 2008, we had NOL carryforwards for federal income tax purposes of approximately $500 million that will begin to expire in fiscal 2025. As we settle the remaining bankruptcy claims, our NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution.

As of January 9, 2008, we had $18.8 million of unrecognized tax benefits which, if recognized, none of this amount would change the effective tax rate. We do not anticipate that we will record any significant change in our unrecognized tax benefit during fiscal 2008.

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

Financial Information. Net sales from discontinued operations were $0.0 million and $24.2 million for the 8 and 20 weeks ended November 15, 2006, respectively. Net earnings from discontinued operations were $4.0 million and $20.3 million for the 8 and 20 weeks ended November 15, 2006, which included a gain on disposal of discontinued operations of $1.1 million and $17.9 million, respectively. Restructuring (gains) charges, net were $(0.1) million and $0.8 million for the 8 and 20 weeks ended November 15, 2006, respectively.

The following summarizes the costs included in restructuring and gain on disposal of discontinued operations (in thousands):

	Predecessor
	8 weeks ended Nov. 15, 2006	20 weeks ended Nov. 15, 2006
Restructuring:
Gain on sale/retirement, net	$(379)	(465)
Lease termination (gain) costs	(313)	154
Employee termination costs	37	228
Other location closing costs	542	869

Restructuring (gain) charge, net	$(113)	786

Gain on disposal of discontinued operations:
Loss (gain) on sale/retirement, net	$6	(30,296)
Lease termination (gain) costs	(1,059)	10,691
Employee termination gains	(112)	(11)
Other location closing costs	72	1,694

Net gain on disposal	$(1,093)	(17,922)

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of January 9, 2008, we had $588.4 million of liquidity, comprised of $446.6 million of borrowing availability under the Credit Agreement and $141.8 million of cash and cash equivalents and marketable securities. The marketable securities, as further described in Note 2, were sold subsequent to January 9, 2008. We anticipate our capital expenditures for the remainder of fiscal 2008 will be funded substantially by cash flows from operations and working capital improvements. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through the end of fiscal 2008. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2008 to operate our business and fund our capital-spending program.

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

We had no borrowings on the Credit Agreement, other than fees charged by the lender, during the 28 weeks ended January 9, 2008, and as of January 9, 2008, no amount was outstanding.

Borrowing availability was $446.6 million as of January 9, 2008, as summarized below (in thousands):

January 9, 2008
Lesser of Borrowing Base or Credit Agreement capacity [1]	$496,570
Outstanding borrowings	—

Excess Availability	496,570
Limitation on Excess Availability	(50,000)

Borrowing availability	$446,570

[1]	Net of Reserves of $210.6 million, including $191.2 million related to outstanding letters of credit.

As shown in the table above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of January 9, 2008, letters of credit totaling $191.2 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs.

Historical Cash Flow Data

Cash flows from discontinued operations are reported with cash flows from continuing operations within operating, investing and financing activities. The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 28 weeks ended January 9, 2008, and January 10, 2007 (in thousands):

	28 weeks ended January 9, 2008	28 weeks ended January 10, 2007
Cash provided by (used in):
Operating activities	$52,221	(108,969)
Investing activities	(152,848)	89,707
Financing activities	449	(35,661)

Operating Activities. For the 28 weeks ended January 9, 2008, net cash provided by operating activities was $52.2 million, primarily due to operating cash flows and changes in working capital items. For the 28 weeks ended January 10, 2007, net cash used in operating activities was $109.0 million due to bankruptcy-related payments made subsequent to emergence, a decrease in accounts payable and operating losses, offset by proceeds from insurance claims of $32.0 million.

Investing Activities. For the 28 weeks ended January 9, 2008, net cash used in investing activities was $152.8 million, primarily due to expenditures for our store-remodeling program, discussed below. In addition, we had a net increase in marketable securities of $36.6 million. For the 28 weeks ended January 10, 2007, net cash provided by investing activities was $89.7 million, primarily due to the receipt of approximately $54.0 million in proceeds from the sale of Bahamas Supermarkets, Limited.

Financing Activities. For the 28 weeks ended January 9, 2008, net cash provided by financing activities related primarily to increases in book overdrafts and for the 28 weeks ended January 10, 2007, net cash used in financing activities related primarily to payments on credit facilities.

Capital Expenditures. We expect capital expenditures in fiscal 2008 to total approximately $230.0 million, a reduction of our previous estimate of $250.0 million, due to timing of expenditures. Of this total, approximately $140.0 million is expected to be spent for our store-remodeling program. We initiated this program during fiscal 2007, and through January 9, 2008, had completed 47 remodels. In fiscal 2008 and future fiscal years, we plan to remodel approximately 75 stores annually.

In addition to the store-remodeling program, we anticipate that during fiscal 2008 we will spend approximately $90.0 million on other capital expenditures, including maintenance and other store-related projects, information technology projects, and back-up generators.

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

As of January 9, 2008, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of January 9, 2008, we had no amount outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 9, 2008, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 9, 2008, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 9, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company took place on November 7, 2007.

Three matters were submitted to a vote at the meeting:

1.	Election of the nine current directors for terms expiring at the 2008 shareholders meeting.

2.	Approval of an amendment to the equity incentive plan that would increase the number of shares that may be issued under the plan by 2,188,000 shares.

3.	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for fiscal 2008.

With respect to the election of directors, the votes were as follows:

Board of Directors, for terms expiring in 2008	Shares For	Shares Against/Withheld
Evelyn V. Follit	41,767,129	101,713
Charles P. Garcia	41,768,862	99,980
Yvonne R. Jackson	40,119,484	1,749,358
Gregory P. Josefowicz	41,640,962	227,860
Peter L. Lynch	41,573,366	295,476
Jeffrey C. Girard	41,770,062	98,780
James P. Olson	41,769,862	98,980
Terry Peets	40,120,507	1,748,335
Richard E. Rivera	40,118,607	1,750,235

With respect to the amendment to the equity incentive plan, the vote was: 30,774,860 shares for; 3,864,098 shares against/withheld; 3,947,972 shares abstained; 3,281,913 broker non-votes.

With respect to the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year 2008, the vote was: 41,641,985 shares for; 34,578 shares against/withheld; 192,278 shares abstained; no broker non-votes.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Amended and Restated Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 19, 2008	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 19, 2008	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Amended and Restated Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.