Form 10-Q
period 2008-04-02
WINN DIXIE STORES INC
filed 2008-05-12
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐ (do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2008, 54,069,245 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor	Successor
	12 weeks ended April 2, 2008	12 weeks ended April 4, 2007
Amounts in thousands except per share data

Net sales	$1,722,829	1,683,829
Cost of sales, including warehouse and delivery expenses	1,239,749	1,213,848

Gross profit on sales	483,080	469,981
Other operating and administrative expenses	458,708	446,041

Operating income	24,372	23,940
Interest income, net	(1,057)	(2,296)

Income before income taxes	25,429	26,236
Income tax expense	10,405	8,407

Net income	$15,024	17,829

Basic earnings per share	$0.28	0.33

Diluted earnings per share	$0.28	0.33

Dividends per share	$—	—

Weighted average common shares outstanding-basic	53,970	53,901

Weighted average common shares outstanding-diluted	54,251	53,951

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor		Predecessor
	40 weeks ended April 2, 2008	20 weeks ended April 4, 2007	20 weeks ended November 15, 2006
Amounts in thousands except per share data

Net sales	$5,590,695	2,848,021	2,676,678
Cost of sales, including warehouse and delivery expenses	4,062,234	2,086,882	1,969,641

Gross profit on sales	1,528,461	761,139	707,037
Other operating and administrative expenses	1,498,912	748,569	776,482
Impairment charges	210	—	20,778
Restructuring charge, net	—	—	786

Operating income (loss)	29,339	12,570	(91,009)
Interest (income) expense, net (contractual interest for 20 weeks ended November 15, 2006, was $15,766)	(3,572)	(2,862)	5,527

Income (loss) before reorganization items and income taxes	32,911	15,432	(96,536)
Reorganization items, net gain	—	—	(334,430)
Income tax expense (benefit)	14,606	7,552	(13,980)

Income from continuing operations	18,305	7,880	251,874

Discontinued operations:
Income from discontinued operations	—	—	2,333
Gain on disposal of discontinued operations	—	—	17,922

Income from discontinued operations	—	—	20,255

Net income	$18,305	7,880	272,129

Basic earnings per share:
Earnings from continuing operations	$0.34	0.15	1.78
Earnings from discontinued operations	—	—	0.15

Basic earnings per share	$0.34	0.15	1.93

Diluted earnings per share:
Earnings from continuing operations	$0.34	0.15	1.78
Earnings from discontinued operations	—	—	0.15

Diluted earnings per share	$0.34	0.15	1.93

Dividends per share	$—	—	—

Weighted average common shares outstanding-basic	53,922	53,901	141,317

Weighted average common shares outstanding-diluted	54,290	53,931	141,317

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	April 2, 2008	June 27, 2007
ASSETS
Current assets:
Cash and cash equivalents	$177,845	201,946
Marketable securities	—	4,836
Trade and other receivables, less allowance for doubtful receivables of $2,478 ($3,663 at June 27, 2007)	88,405	94,173
Insurance claims receivable	9,354	22,900
Income tax receivable	9,205	15,883
Merchandise inventories, less LIFO reserve of $16,145 ($5,107 at June 27, 2007)	662,578	641,458
Prepaid expenses and other current assets	38,980	40,982
Assets held for sale	12,139	—

Total current assets	998,506	1,022,178

Property, plant and equipment, net	396,318	300,174
Intangible assets, net	301,147	331,803
Other assets, net	15,412	16,736

Total assets	$1,711,383	1,670,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$7,522	6,289
Accounts payable	313,761	262,787
Reserve for self-insurance liabilities	74,799	73,451
Accrued wages and salaries	71,599	76,334
Accrued rent	32,777	39,685
Accrued expenses	70,700	83,763

Total current liabilities	571,158	542,309

Reserve for self-insurance liabilities	140,313	147,339
Long-term borrowings under credit facilities	39	14
Unfavorable leases	128,963	138,700
Obligations under capital leases	17,342	18,622
Other liabilities	28,418	26,966

Total liabilities	886,233	873,950

Commitments and contingent liabilities (Notes 1, 6, 7, 10)
Shareholders’ equity:
Common stock $0.001 par value. Authorized 400,000,000 shares; 54,167,772 shares issued and 54,069,245 outstanding at April 2, 2008, and 54,000,000 shares issued and 53,901,473 outstanding at June 27, 2007.	54	54
Additional paid-in-capital	772,600	762,401
Retained earnings	46,770	28,465
Accumulated other comprehensive income	5,726	6,021

Total shareholders’ equity	825,150	796,941

Total liabilities and shareholders’ equity	$1,711,383	1,670,891

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor		Predecessor
Amounts in thousands	40 weeks ended April 2, 2008	20 weeks ended April 4, 2007	20 weeks ended November 15, 2006
Cash flows from operating activities:
Net income	$18,305	7,880	272,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sales of assets, net	239	1,372	(35,373)
Reorganization items, net gain	—	—	(334,430)
Impairment charges	210	—	20,857
Depreciation and amortization	65,544	25,256	36,274
Share-based compensation	10,199	1,307	11,609
Deferred income taxes	14,803	—	—
Change in operating assets and liabilities:
Favorable and unfavorable leases	2,647	1,326	—
Trade, insurance and other receivables	17,560	12,119	29,850
Merchandise inventories	(21,120)	24,600	(31,564)
Prepaid expenses and other current assets	2,002	141	(2,426)
Accounts payable	49,923	(30,948)	(20,458)
Income taxes payable/receivable	6,555	33,187	(2,944)
Reserve for self-insurance liabilities	(5,963)	5,484	(1,203)
Accrued expenses and other	(24,622)	(41,398)	(4,278)

Net cash provided by (used in) operating activities before reorganization items	136,282	40,326	(61,957)
Cash effect of reorganization items	—	—	(11,085)

Net cash provided by (used in) operating activities	136,282	40,326	(73,042)

Cash flows from investing activities:
Purchases of property, plant and equipment	(153,772)	(30,072)	(23,888)
(Increase) decrease in investments and other assets, net	(7,672)	17,073	15,067
Sales of assets	178	311	83,012
Purchases of marketable securities	(72,090)	(1,546)	(4,321)
Sales of marketable securities	75,466	830	14,991
Other, net	—	(2,391)	(308)

Net cash (used in) provided by investing activities	(157,890)	(15,795)	84,553

Cash flows from financing activities:
Gross borrowings on credit facilities	10,091	4,311	7,690
Gross payments on credit facilities	(10,066)	(4,266)	(47,690)
Increase in book over-drafts	3,281	8,518	164
Principal payments on long-term debt and capital leases	(5,799)	(462)	(981)
Debt issuance costs	—	(8,829)	(366)

Net cash used in financing activities	(2,493)	(728)	(41,183)

(Decrease) increase in cash and cash equivalents	(24,101)	23,803	(29,672)
Cash and cash equivalents at beginning of period	201,946	157,871	187,543

Cash and cash equivalents at end of period	$177,845	181,674	157,871

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

Upon emergence from bankruptcy protection, the Company adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of its immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values, which resulted in material adjustments to the historical carrying amount of reorganized assets and liabilities. Accordingly, the Company’s financial statements for periods prior to November 15, 2006, are not comparable to its financial statements for periods on or after November 15, 2006. References to the “Successor” refer to Winn-Dixie on or after November 15, 2006, after application of fresh-start reporting; references to the “Predecessor” refer to Winn-Dixie prior to November 15, 2006.

Claims Resolution and Plan Distributions: As of April 2, 2008, 46.4 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $917.2 million in allowed amounts; 0.1 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $3.3 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.5 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Reorganization Items: Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

Predecessor
20 weeks ended November 15, 2006
Gain on extinguishment of debt	$(188,197)
Revaluation of assets and liabilities	(144,837)
Professional fees	31,192
Lease rejections	(42,799)
Employee costs	1,574
Interest income	(3,583)
Estimated claims adjustments and other, net	12,220

Reorganization items, net gain	$(334,430)

Cash effect of reorganization items:
Professional fees	$14,337
Interest income	(3,683)
Other	431

Total cash effect of reorganization items	$11,085

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The Company: As of April 2, 2008, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 520 retail stores, with five fuel centers and 62 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and three manufacturing facilities.

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

The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 and 40 weeks ended April 2, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 25, 2008.

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

Cash and Cash Equivalents: Book overdrafts of $22.7 million and $19.4 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of April 2, 2008, and June 27, 2007, respectively.

Earnings Per Share: Basic earnings per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed vesting and exercise of all common stock equivalents (options, restricted stock and restricted stock units, collectively “CSEs”) using the treasury stock method, subject to anti-dilution limitations.

The calculation of diluted earnings per share includes 0.3 million and 0.4 million potentially dilutive CSEs for the 12 and 40 weeks ended April 2, 2008, respectively. Excluded from the calculation are approximately 3.2 million and 1.3 million anti-dilutive CSEs for the 12 and 40 weeks ended April 2, 2008, respectively, 1.7 million anti-dilutive CSEs for the 12 and 20 weeks ended April 4, 2007, and 6.5 million anti-dilutive CSEs for the 20 weeks ended November 15, 2006.

Comprehensive Income: Comprehensive income was $14.9 million and $18.0 million for the 12 and 40 weeks ended April 2, 2008, respectively. Comprehensive income was $17.8 million, $7.9 million and $270.5 million for the 12 and 20 weeks ended April 4, 2007, and the 20 weeks ended November 15, 2006, respectively. Other comprehensive income consists primarily of changes in post-retirement benefits.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.	Merchandise Inventories

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $6.2 million and $11.0 million for the 12 and 40 weeks ended April 2, 2008, respectively and $2.3 million and $2.9 million for the 12 and 20 weeks ended April 4, 2007, respectively. LIFO benefits decreased cost of sales by $1.8 million for the 20 weeks ended November 15, 2006.

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

4.	Assets Held for Sale

Assets held for sale totaling $12.1 million as of April 2, 2008, consist primarily of property and equipment related to two dairy manufacturing operations for which sale was pending as of April 2, 2008. The assets were subsequently sold on April 30, 2008, for $15.8 million less broker fees, legal fees and other closing costs.

5.	Impairment Charges

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges. Impairment charges of $0.2 million were recorded during the 40 weeks ended April 2, 2008. No impairment charges were recorded during the 12 weeks ended April 2, 2008, or the 12 and 20 weeks ended April 4, 2007. During the 20 weeks ended November 15, 2006, $20.8 million and $0.1 million of impairment charges related to continuing operations store facilities and discontinued operations, respectively, were recorded.

6.	Income Taxes

Income tax expense of $10.4 million and $14.6 million was recognized for the 12 and 40 weeks ended April 2, 2008, respectively, and $8.4 million and $7.6 million of income tax expense was recognized for the 12 and 20 weeks ended April 4, 2007, respectively. The expense will not result in significant cash payments due to the availability of net operating loss (“NOL”) carryforwards as further described below. The income tax benefit of $14.0 million recognized for the 20 weeks ended November 15, 2006, was attributable to the Company’s ability to carry back certain NOLs, certain refundable credits, and the resolution of a state tax matter.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

For the 12 and 40 weeks ended April 2, 2008, the Company recognized tax attributes that existed as of November 15, 2006, totaling $10.4 million and $14.6 million, respectively, and thereby reduced intangible assets by these amounts.

As of April 2, 2008, the Company had NOL carryforwards for federal income tax purposes of approximately $500 million that will begin to expire in fiscal 2025. As the Company settles the remaining bankruptcy claims, its NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution. During the quarter, the Company filed its fiscal 2007 federal income tax return and did not elect out of the bankruptcy exception under §382(l)(5) of the Internal Revenue Code (the “IRC”). Therefore, the Company’s emergence from bankruptcy did not constitute an ownership change for purposes of §382 and there is no limitation currently imposed on the utilization of its NOLs.

As of April 2, 2008, the Company had $14.4 million of unrecognized tax benefits which, if recognized, none of this amount would change the effective tax rate. The Company does not anticipate that it will record any significant change in its unrecognized tax benefits during the remainder of fiscal 2008.

During the 40 weeks ended April 2, 2008, the Company executed a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of the Company’s federal income tax returns for fiscal years 2003 and 2004. No payment of additional tax was required as a result of the settlement.

7.	Debt

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

During the 40 weeks ended April 2, 2008, the Company had no borrowings on the Credit Agreement, other than fees charged by the lender.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of April 2, 2008, the rates in effect for the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus 2.0%, at the Company’s option. For amounts borrowed in excess of $50.0 million, the rates in effect as of April 2, 2008, were LIBOR plus 1.25% or Prime. Also in effect as of April 2, 2008, was a standby letter of credit fee of 1.25%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0%, and a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements and financial covenants. The financial covenants require that the Company maintain Excess Availability of at least $75.0 million to avoid triggering the financial covenants regarding (i) minimum consolidated EBITDA (as defined in the Credit Agreement) and (ii) minimum consolidated EBITDA less Capital Expenditures. At all times, Excess Availability, as defined, is not permitted to fall below $50.0 million, which effectively reduces the Company’s borrowing ability. In addition, certain covenants substantially restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement. As of April 2, 2008, the Company was in compliance with all covenants.

Borrowing availability was $464.8 million as of April 2, 2008, as summarized below:

April 2, 2008
Lesser of Borrowing Base or Credit Agreement capacity[1]	$514,858
Outstanding borrowings	(39)

Excess Availability	514,819
Limitation on Excess Availability	(50,000)

Borrowing availability	$464,819

[1]	Net of Reserves of $208.3 million, including $190.6 million related to outstanding letters of credit

As shown in the table above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of April 2, 2008, letters of credit totaling $190.6 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs.

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

The components of net periodic benefit expense for the retiree medical plan and the death benefit continued by the Successor (see Defined Benefit Plan, below) consisted of the following:

	Successor
	12 weeks ended April 2, 2008	12 weeks ended April 4, 2007
Interest cost	$314	363
Amortization of actuarial gain	(86)	—

Net periodic benefit expense	$228	363

	Successor		Predecessor
	40 weeks ended April 2, 2008	20 weeks ended April 4, 2007	20 weeks ended Nov. 15, 2006
Interest cost	$1,045	604	241
Amortization of prior service cost	—	—	532
Amortization of actuarial gain	(285)	—	—

Net periodic benefit expense	$760	604	773

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The components of net periodic benefit expense and other amounts recognized in other comprehensive (loss) income for the Defined Benefit Plan through November 15, 2006, consisted of the following:

Predecessor
20 weeks ended November 15, 2006
Interest cost	$1,957
Recognized net actuarial loss	672

Net periodic benefit expense	$2,629

9.	Discontinued Operations and Restructuring

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

Financial Information

Net sales from discontinued operations were $24.2 million for the 20 weeks ended November 15, 2006. Net earnings from discontinued operations were $20.3 million for the 20 weeks ended November 15, 2006, which included a gain on disposal of discontinued operations of $17.9 million. Restructuring charges, net, were $0.8 million for the 20 weeks ended November 15, 2006.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following summarizes the costs included in restructuring and gain on disposal of discontinued operations:

Predecessor
20 weeks ended November 15, 2006
Restructuring:
Gain on sale/retirement, net	$(465)
Lease termination costs	154
Employee termination costs	228
Other location closing costs	869

Restructuring charge, net	$786

Gain on disposal of discontinued operations:
Gain on sale/retirement, net	$(30,296)
Lease termination costs	10,691
Employee termination gains	(11)
Other location closing costs	1,694

Net gain on disposal	$(17,922)

10.	Commitments and Contingencies

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

Litigation - Bankruptcy and pre-petition matters

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

Litigation - Post-emergence matters

In December 2007, 26 current and former employees filed a putative class action lawsuit in the Circuit Court for Brevard County, Florida against Winn-Dixie Stores, Inc. alleging company-wide systemic age discrimination under the Florida Civil Rights Act with respect to the terms and conditions of their employment and that of others who were similarly-situated. The Company denies all allegations raised in the lawsuit, has answered the complaint and has filed motions asserting various defenses to the claims. The Company has removed the case

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

to the bankruptcy court on the ground that the action is, either partially or in its entirety, barred by the Company’s Plan of Reorganization. The Company has also filed an adversary proceeding in the bankruptcy court against the current and former employees as well as their counsel regarding claims barred by the Plan of reorganization. Discovery in the bankruptcy court is underway. The Company’s state court motions are pending.

In January 2008, an African-American customer filed a putative class action lawsuit in the United States District Court for the Northern District of Alabama in Birmingham against Winn-Dixie Stores, Inc., alleging that the Company discriminates against customers on the basis of race with regard to its cash-back policies for customers writing checks. Specifically, the lawsuit alleges that the Company allows customers in stores located in predominantly white areas to write checks for amounts in excess of the purchase price of the sale and receive cash back but does not allow customers in stores located in predominantly black areas to do the same based on race. The Company denies all allegations raised in the lawsuit and is vigorously defending this action.

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

11.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Also in February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amends SFAS No. 157, to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS 157-1 is effective with the initial adoption of SFAS 157. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its fiscal 2009 consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and as such, the Company will adopt this standard in fiscal 2010. Management has not yet determined the impact of SFAS 141R on the consolidated financial statements. As disclosed in Note 6, the Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Benefits associated with recognition of tax attributes that existed at the time of emergence from bankruptcy protection currently reduce intangible assets. Upon adoption of SFAS141R, subsequent reversals of the valuation allowance will instead be reflected in income tax expense.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of April 2, 2008, which was the end of our most recently completed fiscal quarter.

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

Emergence from Bankruptcy Protection. On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc., and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc., (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”). Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). The appeals remain pending.

Upon emergence from bankruptcy protection, we adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of our immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values, which resulted in material adjustments to the historical carrying amount of reorganized assets and liabilities.

Claims Resolution and Plan Distributions. As of April 2, 2008, 46.4 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $917.2 million in allowed amounts; 0.1 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $3.3 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.5 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

FINANCIAL RESULTS OF THE PREDECESSOR AND SUCCESSOR

Management’s discussion and analysis combines financial information of the Predecessor (20 weeks ended November 15, 2006) and Successor (20 weeks ended April 4, 2007) periods to facilitate the year-to-date discussion of operating results for net sales and gross profit on sales since these were not impacted by fresh-start reporting. This combination does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan and related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. This combination is not in accordance with U.S. generally accepted accounting principles. However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results provide management and investors a better perspective of the Company’s on-going financial and operational performance and trends. In addition, the application of fresh-start reporting will have a significant non-cash impact on our future results of operations, but will have no impact on the underlying cash flows of the Company. All other year-to-date information in the management’s discussion and analysis distinguishes between the historical results of the Predecessor and Successor. Quarter-to-date discussions compare Successor periods, 12 weeks ended April 2, 2008, and April 4, 2007.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales were not impacted by fresh-start reporting; therefore, the Predecessor (20 weeks ended November 15, 2006) and Successor (20 weeks ended April 4, 2007) sales were combined to facilitate the year-to-date net sales discussion.

Net sales for the 12 weeks ended April 2, 2008, were $1.7 billion, an increase of $39.0 million, or 2.3%, compared to the same period in the prior fiscal year. Net sales for the 40 weeks ended April 2, 2008, were $5.6 billion, an increase of $66.0 million, or 1.2%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales increased 2.2% and 1.0% for the 12 and 40 weeks ended April 2, 2008, respectively, compared to the same periods in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The increase in our identical store sales for the 12 and 40 weeks ended April 2, 2008, was the result of an increase in basket size (average sales per customer visit on identical store sales) of 3.9% and 2.9% for the 12 and 40 weeks ended April 2, 2008, respectively, offset by a decrease in transaction count (number of customer visits on identical store sales) of 1.6% and 1.9% for the 12 and 40 weeks ended April 2, 2008, respectively.

We believe food price inflation was the largest contributor to the increase in our basket size and our identical store sales increase. Other factors that impacted our identical store sales include, but are not limited to, competitive activity and other general market factors; a sales mix shift from brand name pharmaceutical products to generic; sales increases related to remodeled stores; and the timing of Easter (which occurred in the third quarter of fiscal 2008 and in the fourth quarter of the prior fiscal year).

The percentage of generic pharmaceutical products sold vs. branded products was higher than comparable periods in the prior fiscal year resulting in a negative impact on identical sales of approximately 110 basis points and 80 basis points for the 12 and 40 weeks ended April 2, 2008, respectively. The mix shift had a positive impact on gross profit on sales as generics provided a larger gross profit than name brands.

The timing of Easter positively impacted identical store sales by approximately 80 basis points and 30 basis points for the 12 and 40 weeks ended April 2, 2008, respectively. We expect the Easter impact to reverse in the fourth quarter and have no significant impact on the full year identical store sales.

Other factors that negatively impacted identical store sales include competitive activity, especially new competitor store openings, and performance of non-remodeled stores. We believe our remodel program is necessary to address these issues. We consider competitive activity as we determine the schedule of stores to be remodeled.

Identical store sales for the fourth quarter of fiscal 2008 are expected to be slightly positive as compared to fiscal 2007.

Gross Profit on Sales. Gross profit on sales was not impacted by fresh-start reporting; therefore, the Predecessor (20 weeks ended November 15, 2006) and Successor (20 weeks ended April 4, 2007) gross profit on sales were combined to facilitate the year-to-date discussion.

Gross profit on sales increased $13.1 million and $60.3 million for the 12 and 40 weeks ended April 2, 2008, respectively, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 28.0% and 27.9% for the 12 weeks ended April 2, 2008, and April 4, 2007, respectively, and 27.3% and 26.6% for the 40 weeks ended April 2, 2008, and April 4, 2007, respectively.

For the 12 weeks ended April 2, 2008, the gross margin improved by approximately 10 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to more effective management of promotional spending (30 basis points) and operational improvements that reduced inventory shrink (20 basis points). These improvements of 50 basis points were offset partially by an increase in the LIFO charge (20 basis points) due primarily to an increase in food inflation in the current year and an increase in transportation costs, primarily fuel and other items (20 basis points).

For the 40 weeks ended April 2, 2008, the gross margin improved by approximately 70 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to more effective management of promotional spending (65 basis points), operational improvements that reduced inventory shrink (15 basis points) and other items (10 basis points). These improvements of 90 basis points were offset partially by an increase in the LIFO charge (20 basis points) due primarily to an increase in food inflation in the current year and inventory liquidations in the prior year. We believe product cost inflation was in the range of 3.0% to 3.5% during fiscal 2008. The 10 basis point improvement in other items includes favorable claims development on self-insurance, primarily workers’ compensation related to warehouse and delivery, of $2.8 million, or five basis points.

As a percentage of sales, gross margin for the second half of fiscal 2008 is expected to be approximately equal to gross margin for the second half of fiscal 2007.

Other Operating and Administrative Expense. Other operating and administrative expense was impacted by fresh-start reporting; therefore, the Predecessor (20 weeks ended November 15, 2006) and Successor (20 weeks ended April 4, 2007) are not combined.

Other operating and administrative expense was $458.7 million and $446.0 million for the 12 weeks ended April 2, 2008, and April 4, 2007, respectively, an increase of $12.7 million. As a percentage of net sales, other operating and administrative expense was 26.6% and 26.5% for the 12 weeks ended April 2, 2008, and April 4, 2007, respectively.

Several items contributed to the increase in operating and administrative expenses for the 12 weeks ended April 2, 2008, as compared to the same period in the prior year as follows (in millions):

12 weeks ended April 2, 2008 vs. April 4, 2007

Increase (decrease)
Salaries and bonus, primarily retail	$9.7
Depreciation and amortization, primarily related to store remodeling program	6.2
Share-based compensation expense	2.2
Utilities	1.0
Credit card fee	0.9
Post-emergence legal and professional fees	(3.8)
Insurance premiums	(2.2)
Legal and professional services	(1.4)
Other, net	0.1

$12.7

Other operating and administrative expense was $1.5 billion for the 40 weeks ended April 2, 2008, and $748.6 million for the 20 weeks ended April 4, 2007. Other operating and administrative expense was $776.5 million for the 20 weeks ended November 15, 2006. As a percentage of net sales, other operating and administrative expense was 26.8% for the 40 weeks ended April 2, 2008, and 26.3% for the 20 weeks ended April 4, 2007. As a percentage of net sales, other operating and administrative expense was 29.0% for the 20 weeks ended November 15, 2006.

The Successor operating and administrative expenses were impacted by the application of fresh-start reporting due to emergence from bankruptcy primarily by a reduction in depreciation from reduced asset values partially offset by amortization of new intangible assets including pharmacy prescription files and favorable and unfavorable leases. See further discussion in Note 1.

The following table reflects the impact of fresh-start reporting and other significant items on the successor periods ended April 2, 2008, and April 4, 2007, and the predecessor period ended November 15, 2006 (in millions):

	Successor	Successor	Predecessor
	40 weeks ended Apr. 2, 2008	20 weeks ended Apr. 4, 2007	20 weeks ended Nov. 15, 2006
Fresh start adjustments impact (decrease) increase:(1)
Depreciation reduction related to fresh start revaluation of assets	$(19.5)	(13.1)	—
Amortization increase related to pharmacy prescription files	2.8	1.4	—
Rent expense increase due to favorable lease amortization	11.5	5.8	—
Rent expense decrease due to unfavorable lease amortization	(9.0)	(4.6)	—

Expense items:
Depreciation and amortization (2)	$49.2	18.0	30.9
Favorable and unfavorable lease amortization, net (2)	2.5	1.2	—
Share-based compensation (2)	10.2	1.3	2.4
Favorable claims development, primarily workers’ compensation (3)	(15.5)	—	—
Vacant store lease buyout (4)	—	—	(5.9)
Cancelled defined benefit plan expense (2)	—	—	6.7
Emergence related items:
Directors’ and officers’ liability insurance (5)	—	—	8.1
Cancellation of share-based compensation equity grants (6)	—	—	9.2
Legal and professional fees (7)	2.6	11.1	—
Net gain related to claim estimates (8)	—	—	(8.2)

Notes:

(1)	See Note 1 regarding fresh start reporting.
(2)	Represents actual amount of stated expense included in operating and administrative expense for each respective period.
(3)	Favorable claims development recognized as a result of our actuarial study performed, primarily related to self-insured workers’ compensation claims.
(4)	Gain recognized related to a buyout of a vacant store lease.
(5)	Insurance premium related to pre-emergence directors’ and officers’ liability.
(6)	Expense recognized upon cancellation of share-based compensation plans of the Predecessor upon emergence.
(7)	These costs represent legal and professional fees incurred primarily to resolve remaining claims related to our Chapter 11 case.
(8)	Net gains recognized prior to emergence related to claims estimates.

Impairment Charges. Impairment charges of $210 thousand were recorded during the 40 weeks ended April 2, 2008. No impairment charges were recorded during the 12 weeks ended April 2, 2008, or the 12 and 20 weeks ended April 4, 2007. During the 20 weeks ended November 15, 2006, $20.8 million of impairment charges related to continuing operations store facilities were recorded. See Note 5 for further discussion of impairment charges.

Reorganization Items. The Successor recorded no reorganization items during the 12 and 40 weeks ended April 2, 2008, and the 20 weeks ended April 4, 2007. The Predecessor recorded reorganization items, net gain, of $334.4 million for the 20 weeks ended November 15, 2006. See Note 1 for further discussion of reorganization items.

Interest (Income) Expense, net. Interest (income) expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Net interest income was $1.1 million and $2.3 million for the 12 weeks ended April 2, 2008, and April 4, 2007, respectively. Net interest income was $3.6 million for the 40 weeks ended April 2, 2008, and $2.9 million for the 20 weeks ended April 4, 2007. Net interest expense was $5.5 million for the 20 weeks ended November 15, 2006.

Net interest income for the 12 weeks ended April 2, 2008, included $0.9 million of interest income on cash and marketable securities balances which was $1.1 million less than the same period in the prior fiscal year primarily due to lower interest rates on cash and marketable securities. Interest expense was approximately the same as compared to the 12 weeks ended April 4, 2007.

Net interest income for the 40 weeks ended April 2, 2008, included $5.4 million of interest income on cash and marketable securities balances and $1.5 million of interest income related to an income tax refund, offset by interest expense, and net of $2.0 million of capitalized interest.

Net interest income for the 20 weeks ended April 4, 2007, included $3.0 million of interest income on cash and marketable securities balances and $1.6 million of interest income related to an income tax refund. The interest income was offset by $1.2 million of interest expense on our credit facility and approximately $1.0 million of capital lease interest and interest on amounts owed for pre-petition property taxes.

Net interest expense for the 20 weeks ended November 15, 2006, consisted primarily of $4.4 million of interest expense related to our DIP Credit Facility and $1.2 million of interest on amounts owed for pre-petition property taxes. In accordance with SOP 90-7, interest income for the 20 weeks ended November 15, 2006 was classified within reorganization items rather than in interest (income) expense, net.

Income Taxes. Income tax expense was $10.4 million and $8.4 million for the 12 weeks ended April 2, 2008, and April 4, 2007, respectively. For the 12 weeks ended April 2, 2008, the effective tax rate on continuing operations was an expense of 40.9%.

Income tax expense was $14.6 million and $7.6 million for the 40 weeks ended April 2, 2008, and the 20 weeks ended April 4, 2007, respectively. For the 40 weeks ended April 2, 2008, the effective tax rate on continuing operations was an expense of 44.4%, which differs from statutory rates due primarily to the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2008.

For the 20 weeks ended November 15, 2006, income tax benefit was $14.0 million. The effective tax rate on continuing operations was a benefit of 5.9% for the 20 weeks ended November 15, 2006.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

For the 12 and 40 weeks ended April 2, 2008, we recognized tax attributes that existed as of November 15, 2006, totaling $10.4 million and $14.6 million, respectively, and thereby reduced intangible assets by these amounts.

As of April 2, 2008, we had NOL carryforwards for federal income tax purposes of approximately $500 million that will begin to expire in fiscal 2025. As we settle the remaining bankruptcy claims, our NOL carryforwards will increase by an amount equal to the market value of shares distributed as of the date of distribution. During the quarter, we filed our fiscal 2007 federal income tax return and did not elect out of the bankruptcy exception under §382(l)(5) of the Internal Revenue Code (the “IRC”). Therefore, our emergence from bankruptcy did not constitute an ownership change for purposes of §382 and there is no limitation currently imposed on the utilization of our NOLs.

As of April 2, 2008, we had $14.4 million of unrecognized tax benefits which, if recognized, none of this amount would change the effective tax rate. We do not anticipate that we will record any significant change in our unrecognized tax benefit during the remainder of fiscal 2008.

During the 40 weeks ended April 2, 2008, we executed a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of our federal income tax returns for fiscal years 2003 and 2004. No payment of additional tax was required as a result of the settlement.

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

Financial Information. Net sales from discontinued operations were $24.2 million for the 20 weeks ended November 15, 2006. Net earnings from discontinued operations were $20.3 million for the 20 weeks ended November 15, 2006, which included a gain on disposal of discontinued operations of $17.9 million. Restructuring charges, net were $0.8 million for the 20 weeks ended November 15, 2006.

The following summarizes the costs included in restructuring and gain on disposal of discontinued operations (in thousands):

Predecessor
20 weeks ended November 15, 2006
Restructuring:
Gain on sale/retirement, net	$(465)
Lease termination costs	154
Employee termination costs	228
Other location closing costs	869

Restructuring charge, net	$786

Gain on disposal of discontinued operations:
Gain on sale/retirement, net	$(30,296)
Lease termination costs	10,691
Employee termination gains	(11)
Other location closing costs	1,694

Net gain on disposal	$(17,922)

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of April 2, 2008, we had $642.6 million of liquidity, comprised of $464.8 million of borrowing availability under the Credit Agreement and $177.8 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2008 will be funded substantially by cash flows from operations, working capital improvements, and cash on hand. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the next year. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond one year to operate our business and fund our capital-spending program.

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

We had no borrowings on the Credit Agreement, other than fees charged by the lender, during the 40 weeks ended April 2, 2008.

Borrowing availability was $464.8 million as of April 2, 2008, as summarized below (in thousands):

April 2, 2008
Lesser of Borrowing Base or Credit Agreement capacity [1]	$514,858
Outstanding borrowings	(39)

Excess Availability	514,819
Limitation on Excess Availability	(50,000)

Borrowing availability	$464,819

[1]	Net of Reserves of $208.3 million, including $190.6 million related to outstanding letters of credit.

As shown in the table above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of April 2, 2008, letters of credit totaling $190.6 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs.

Historical Cash Flow Data

Cash flows from discontinued operations are reported with cash flows from continuing operations within operating, investing and financing activities. The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 40 weeks ended April 2, 2008, and 20 weeks ended April 4, 2007, and November 15, 2006 (in thousands):

	Successor		Predecessor
	40 weeks ended April 2, 2008	20 weeks ended April 4, 2007	20 weeks ended November 15, 2006
Cash provided by (used in):
Operating activities	$136,282	40,326	(73,042)
Investing activities	(157,890)	(15,795)	84,553
Financing activities	(2,493)	(728)	(41,183)

Operating Activities. For the 40 weeks ended April 2, 2008, net cash provided by operating activities was $136.3 million, due primarily to operating income and working capital changes. During the 12 weeks ended April 2, 2008, we collected $12.8 million of proceeds from insurance claims and $6.2 million of income tax refunds. For the 20 weeks ended April 4, 2007, net cash provided by operating activities was $40.3 million due primarily to operating income, proceeds from income tax refunds of $26.1 million, proceeds from insurance claims of $7.0 million, and working capital changes offset by bankruptcy-related payments made subsequent to emergence. Net cash used in operating activities for the 20 weeks ended November 15, 2006, was due primarily to operating losses, cash paid for professional fees related to the bankruptcy and working capital changes offset by proceeds from insurance claims of $25.0 million. The Consolidated Statements of Cash Flows combine the cash flows generated from discontinued operations with the cash flows from continuing operations. Cash flows from operating activities related to discontinued operations for the 20 weeks ended November 15, 2006, were insignificant.

Investing Activities. For the 40 weeks ended April 2, 2008, net cash used in investing activities was $157.9 million, due primarily to expenditures for our store-remodeling program, discussed below. For the 20 weeks ended April 4, 2007, net cash used in investing activities was $15.8 million due primarily to capital expenditures which included repairs to locations damaged by hurricanes, investment in store improvements, including remodels, and equipment acquisition. For the 20 weeks ended November 15, 2006, net cash provided by investing activities was $84.6 million, due primarily to the receipt of approximately $54.0 million in proceeds from the sale of Bahamas Supermarkets, Limited.

Financing Activities. For the 40 weeks ended April 2, 2008, net cash used in financing activities related primarily to payments on capital leases of $5.8 million. For the 20 weeks ended April 4, 2007, net cash used in financing activities included payment of debt issuance costs of $8.8 million related to the credit agreement offset by an increase in book overdrafts of $8.5 million. For the 20 weeks ended November 15, 2006, net cash used in financing activities related primarily to payments on credit facilities of $47.7 million which included the payoff of the DIP Credit Facility upon emergence.

Capital Expenditures. We expect capital expenditures in fiscal 2008 to total approximately $220.0 million. Of this total, approximately $140.0 million is expected to be spent for our store-remodeling program. We initiated this program during fiscal 2007, and through April 2, 2008, had completed 54 remodels.

In addition to the store-remodeling program, we anticipate that during fiscal 2008 we will spend approximately $80.0 million on other capital expenditures, including maintenance and other store-related projects, information technology projects, and back-up generators.

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

As of April 2, 2008, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of April 2, 2008, we had only $39 thousand outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 2, 2008, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 2, 2008, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 10 for a discussion of legal proceedings.

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

On January 31, 2008, Winn-Dixie Stores, Inc. (the “Company”) entered into the Executive Severance Plan (the “Plan”) that provides severance and change in control benefits to certain employees, including the named executive officers other than Mr. Lynch, our chief executive officer. The Plan was filed previously as Exhibit 10.1 to Form 8-K on March 6, 2008, which Exhibit is herein incorporated by reference.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Executive Severance Plan, effective January 31, 2008.	Previously filed as Exhibit 10.1 to Form 8-K on March 6, 2008, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date:	May 12, 2008	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	May 12, 2008	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Executive Severance Plan, effective January 31, 2008.	Previously filed as Exhibit 10.1 to Form 8-K on March 6, 2008, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.