Form 10-K
period 2008-06-25
WINN DIXIE STORES INC
filed 2008-08-25
CIK 107681

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant on January 9, 2008, was approximately $802.3 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☑    No  ☐

As of August 11, 2008, 54,224,960 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 25, 2008

PART I

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. Unless specified to the contrary, all information herein is reported as of June 25, 2008, which was the end of our most recently completed fiscal year.

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

General

Founded in 1925, Winn-Dixie Stores, Inc. is a major food retailer operating primarily under the “Winn-Dixie” banner. As of June 25, 2008, we operated 521 stores in five states in the southeastern United States.

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

Fresh-Start Reporting: Upon emergence from bankruptcy protection, we adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), effective November 15, 2006, which was the end of our immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values, which resulted in material adjustments to the historical carrying amount of reorganized assets and liabilities (see Item 8, Note 1 for further information). Accordingly, our financial statements for periods prior to November 15, 2006, are not comparable to our financial statements for periods on or after November 15, 2006.

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

Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the terms of the Plan, 54 million shares of new common stock were issued to the Company’s disbursing agent for distribution to unsecured creditors. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. The Successor’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol “WINN.”

Pursuant to the Plan, on the Effective Date, all shares of the Predecessor’s common stock were canceled and no distribution was made to holders thereof.

Exit Financing: On the Effective Date, we closed on a $725.0 million senior secured revolving credit facility (the “Credit Agreement”). See Item 7, “—Liquidity and Capital Resources,” below for further discussion of the Credit Agreement.

Stores

The following chart identifies each of our markets by state and retail market area, the number of stores in each market area and the banners under which they operate as of June 25, 2008. We operate our grocery warehouse stores under the “SaveRite” banner.

		Total	Winn-Dixie	SaveRite
Florida		357	349	8

	Orlando / Daytona	79	75	4
	Miami / Fort Lauderdale	77	77	—
	Tampa /St. Petersburg	61	60	1
	Jacksonville	49	46	3
	West Palm Beach / Fort Pierce	36	36	—
	Mobile / Pensacola	14	14	—
	Fort Myers / Naples	16	16	—
	Tallahassee	10	10	—
	Panama City	10	10	—
	Gainesville	5	5	—

Alabama		73	73	—

	Birmingham	27	27	—
	Mobile / Pensacola	20	20	—
	Montgomery	16	16	—
	Other	10	10	—

Georgia		23	23	—

	Albany	6	6	—
	Other	17	17	—

Louisiana		52	52	—

	New Orleans	33	33	—
	Baton Rouge	11	11	—
	Lafayette	8	8	—

Mississippi		16	13	3

	Biloxi / Gulfport	6	6	—
	Other	10	7	3

Total stores as of June 25, 2008		521	510	11

The following chart provides selected information related to our stores for the last five fiscal years:

	2008	2007	2006	2005	2004
Opened during fiscal year	2	2	—	3	11
Closed or sold during fiscal year	1	21	374	139	35
In operation at fiscal year-end	521	520	539	913	1,049
Year-end average store square footage (in thousands)	46.7	46.8	46.3	45.2	44.6

Merchandising

Substantially all of our stores offer grocery, meat, seafood, produce, deli, bakery, floral, health and beauty, and other general merchandise items. We had 404 pharmacies, 63 liquor stores and 5 fuel centers at our stores as of June 25, 2008.

We offer national brands as well as many of our own private-label products. These products are delivered from our distribution centers or directly to stores from manufacturers and wholesalers.

Competition

We face competition from both traditional grocery stores and non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores, convenience stores, and restaurants. We compete based on price, product quality, variety, location, service, convenience, and store condition. The number and type of competitors varies by location, as does our competitive position across our markets.

Suppliers and Raw Materials Sources

We receive the products sold in our stores from a number of sources. We are not dependent on a single or relatively few suppliers. We believe that the products we sell are available in sufficient quantities to meet customer demand adequately. As with any supermarket, many brands have high consumer recognition. Though we may be able to find alternate suppliers for a particular type of product, we would likely experience negative customer response if we were unable to supply a particular brand of product.

We are not dependent upon a single or relatively few suppliers for raw materials we use in our manufacturing operation.

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

Working Capital

As of June 25, 2008, working capital was comprised of $979.4 million of current assets and $665.3 million of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flows from operating activities as presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements related to working capital items.

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

Employees

As of June 25, 2008, we employed approximately 50,000 associates, of whom approximately 55% were employed on a part-time basis. None of our associates is covered by a collective bargaining agreement.

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

Failure to sustain the store remodel initiative and maintain post-remodel execution of our strategic initiatives could adversely affect our financial condition and results of operations.

Our remodel program, which incorporates our neighborhood marketing and corporate brands strategic initiatives, is the cornerstone to the success of our multi-year turnaround plan. We believe the remodels are necessary to enhance our brand image and improve our merchandising mix, customer count trend, sales and profitability. In fiscal 2007, we began the initiative to remodel substantially all of our stores. While the initiative is still at an early stage of implementation, we are encouraged by our results. We must continue to successfully execute our strategic initiatives in remodeled stores. Failure to do so would have a significant negative impact on our business.

Based on our remodel activity thus far, it will take several years for us to complete the remodel initiative. Stores in need of remodeling are at risk of sales erosion, particularly when they compete with newer or better-maintained competitor facilities. If the remodels do not stay within the time and financial budgets we have forecasted, our future financial condition and results of operations could be materially adversely affected.

In the current inflationary environment if we cannot pass on rising product and energy costs while maintaining gross margin rates, our results of operations would be adversely affected.

We have experienced, and continue to experience, rising product costs and energy inflation. Our ability to pass on these rising costs is constrained by increased price competition by our competitors. This could force us to reduce prices and/or increase promotional activity, which would negatively affect our gross margins.

In addition, increased fuel prices and other general economic conditions may lead to a reduction in consumer spending, which would negatively affect our sales growth.

To achieve levels of profitability consistent with most of our industry peers will require us to significantly increase our average sales-per-store.

Our sales-per-store are significantly less than that of our competitors. Because many operating costs — such as rent, utilities and minimum labor staffing levels — are largely fixed, low levels of sales productivity negatively impact profitability. To achieve levels of profitability consistent with most of our industry peers will require us to increase our average sales-per-store, while maintaining or improving gross margin rates.

Our recent sales increases have resulted from increasing basket size, which offset a declining transaction count. To improve transaction count, we believe we must enhance our brand image through implementation of our strategic initiatives, which include store remodel, neighborhood marketing, and corporate brands. These initiatives, in particular the remodel program, are multi-year initiatives. There can be no assurance that we can implement these initiatives successfully or that they will be effective in attracting new customers into our stores and ultimately improving our transaction counts and sales-per-store.

We operate in a highly competitive industry and actions taken by our competitors can negatively impact our results of operations.

We face competition from both traditional grocery stores and non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores, dollar-discount stores, drug stores, convenience stores, and restaurants. Actions of our competitors can negatively impact our business, particularly competitor investments in their store base and increased competitor promotional activity. Over the past several years, we have experienced a significant number of competitor store openings in our operating regions.

Pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs. To the extent that our competitors lower prices, through increased promotional activity or otherwise, our ability to maintain gross margins and sales levels may be negatively impacted. Several of our primary competitors are larger than we are, have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in pricing and promotional programs.

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

As with most retailers, we receive certain personal information about our customers. A compromise of our security systems that results in customer personal information being obtained by unauthorized persons could require that we expend significant additional resources related to our information security systems. Such a security breach could also adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties.

Food safety issues could negatively impact our brand image, operations and financial results.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims and a loss of consumer confidence, which could have a significant negative effect on our results of operations.

Unsuccessful implementation of new information technology or related changes in business processes could limit our ability to operate efficiently and compete effectively.

We are generally dependent on large, complex information technology systems for many of our core business processes. During fiscal 2008, we implemented new information technology software to support our retail pricing policies and practices. The software is designed to allow for improved retail pricing decisions based on several data inputs and attributes. We will begin implementing those new policies and practices in fiscal 2009. Unsuccessful implementation of this software or of the related changes in our retail pricing policies and practices could have an adverse effect on our gross margins.

Failure to attract, train and retain qualified associates could adversely affect our ability to carry out strategic initiatives and ultimately impact our financial performance.

The retail food industry is labor intensive. Our ability to meet our labor needs, while controlling wage and labor related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.

We must identify and develop talent to ensure that we can execute our strategic initiatives, which include store remodel, neighborhood marketing, and corporate brands. Failure to do so could adversely affect our results of operations.

The concentration of our locations in the southeast increases our vulnerability to severe storm damage, which could adversely affect our operations and financial results.

Our operations are concentrated in Florida and in other states along the Gulf of Mexico and the Atlantic Ocean, which increases the likelihood of being negatively affected by hurricanes and windstorm activity. Specific risks that we face include the following:

•	while we have targeted placement of generators in stores we believe are most likely to be impacted by hurricanes, we have not implemented a comprehensive program to place generators in every store;

•	we have named windstorm insurance limits of $150 million per occurrence in excess of a $10 million named windstorm deductible per occurrence;

•	our ability to collect on insurance coverage, which is subject to the solvency of our insurance carriers, their approval of our claims and the timing of claims processing and payment;

•	our ability to fund losses of inventory and other costs in advance of receipt of insurance payments;

•	our ability to re-open stores that may close as a result of damage to the store and/or the operating area; and

•	our ability to continue to distribute products to stores.

Our net operating loss carryforwards may be limited.

We currently have a material amount of net operating loss carry forwards (“NOLs”) for federal income tax purposes that will begin to expire in fiscal 2025. If we were to undergo a subsequent change of ownership within the meaning of Section 382 of the Internal Revenue Code (the “IRC”), our ability to utilize our federal NOLs could be further limited or eliminated entirely.

To avoid a potential adverse effect on our ability to utilize our NOLs for federal income tax purposes, we amended our Articles of Incorporation to include certain restrictions on the transfer of our stock that may apply in certain circumstances through November 2008. While the purpose of these transfer restrictions is to prevent a subsequent change of ownership within the meaning of Section 382 of the IRC from occurring, no assurance can be given that such an ownership change will not occur, in which case the availability of our NOLs and other federal income tax attributes would be significantly limited or eliminated entirely.

Variability in self-insurance liability estimates could significantly impact our financial results.

We self-insure for workers’ compensation, general liability, business interruptions, automobile liability, property losses and employee medical coverage up to a set retention level, beyond which we maintain excess insurance coverage. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. The variability is caused by factors external to us such as:

•	historical claims experience;

•	medical inflation;

•	legislative changes to benefit levels;

•	jury verdicts; and

•	claim settlement patterns

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

The following table details the properties utilized in our operations as of June 25, 2008:

	Owned	Leased	Total
Retail Stores	8	513	521
Manufacturing Operations	—	1	1
Distribution Centers	1	5	6
Corporate Headquarters	—	1	1

Total	9	520	529

A more detailed description of our leasing arrangements appears in Item 8, Note 14.

ITEM 3:	LEGAL PROCEEDINGS

See Note 18 to the Consolidated Financial Statements included in Item 8 of this Report for a discussion of legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winn-Dixie’s common stock is currently traded on NASDAQ under the symbol WINN. The shares were listed for trading on NASDAQ on December 21, 2006. From our emergence from bankruptcy on November 21, 2006, until December 21, 2006, the shares traded on NASDAQ on a “when-issued” basis. The number of holders of record of our common stock as of August 11, 2008, was 1,405. Approximately 82% of our outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

We did not pay dividends during fiscal 2008 or fiscal 2007. Under the terms of our Credit Agreement, we are restricted substantially from paying dividends.

The following table shows the high and low closing prices of the Company’s common stock for each fiscal quarter subsequent to our emergence from bankruptcy:

	High	Low
Fiscal 2007:
Second Quarter, subsequent to November 21, 2006	$15.99	10.95
Third Quarter	$19.58	13.19
Fourth Quarter	$32.14	17.35
Fiscal 2008:
First Quarter	$30.99	18.97
Second Quarter	$23.64	15.11
Third Quarter	$18.51	14.82
Fourth Quarter	$18.68	15.50

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2008.

The following graph shows the cumulative total shareholder return for the Company’s common stock during the period from November 22, 2006, to June 25, 2008. Five-year historical data is not presented because the Predecessor’s stock was cancelled upon our emergence from Chapter 11.

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

We derived the financial data below from our audited Consolidated Financial Statements included in Item 8 of this report and from our previously issued audited consolidated financial statements. We reclassified all necessary data to reflect discontinued operations, as described in Note 15 of the Consolidated Financial Statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, included in Item 7 and Item 8, respectively, of this report. As a result of the application of fresh-start reporting in accordance with SOP 90-7, the Company’s consolidated financial statements for periods prior to November 15, 2006 are not comparable to its consolidated financial statements for periods on or after November 15, 2006.

	Successor		Predecessor
	Fiscal	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal
In millions, except per share data	2008			2006	2005	2004 [1]
Results of continuing operations:
Net sales	$7,281	4,524	2,677	7,133	6,945	7,305
Gross profit	$1,984	1,229	707	1,851	1,813	1,985
Other operating and administrative expenses	$1,960	1,188	776	1,991	1,929	1,966
Impairment and restructuring charges, net	$1	—	22	7	190	22
Income (loss) before reorganization items and income taxes	$26	45	(97)	(159)	(339)	(17)
Reorganization items, net gain	$—	—	(334)	(251)	(148)	—
Income (loss) from continuing operations	$13	28	252	102	(381)	(8)
Net income (loss) per share from continuing operations:
Basic	$0.24	0.53	1.78	0.72	(2.70)	(0.05)
Diluted	$0.24	0.53	1.78	0.72	(2.70)	(0.05)
Cash dividends per share:	$—	—	—	—	—	0.15

	Successor		Predecessor
	Fiscal	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal
	2008			2006	2005	2004 [1]
Financial data as of fiscal period end:
Capital expenditures	$218	69	24	31	111	204
Working capital [2]	$314	441	433	421	810	412
Total assets	$1,776	1,699	1,719	1,608	1,987	2,619
Liabilities subject to compromise	$—	—	—	1,118	1,111	—
Long-term debt [2]	$—	—	—	—	245	301
Capital lease obligations - long term	$18	19	9	5	11	13
Shareholders’ equity (deficit)	$826	797	759	(282)	59	917

[1]	Fiscal 2004 was comprised of 53 weeks.

[2]	For fiscal 2006 and fiscal 2005, working capital and long-term debt excluded liabilities subject to compromise. Long-term debt included long-term borrowings under the DIP Credit Facility.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL RESULTS OF THE PREDECESSOR AND SUCCESSOR

As a result of the application of fresh-start reporting in accordance with SOP 90-7, the Company’s financial statements for periods prior to November 15, 2006, are not comparable to its financial statements for periods on or after November 15, 2006. References to the “Successor” refer to Winn-Dixie on or after November 15, 2006, after application of fresh-start reporting. References to the “Predecessor” refer to Winn-Dixie prior to November 15, 2006. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate. See Item 8, Note 1 for further information.

Management’s discussion and analysis combines financial information of the Predecessor (20 weeks ended November 15, 2006) and Successor (32 weeks ended June 27, 2007) for fiscal 2007, to facilitate the fiscal year-to-date discussion for net sales and gross profit on sales since net sales and gross profit as a percentage of sales were not impacted by fresh-start reporting. This combination does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan and related fresh-start reporting and other adjustments had occurred at the beginning of the period presented. This combination is not in accordance with U.S. generally accepted accounting principles. However, we believe that for purposes of discussion and analysis in this Form 10-K, the combined net sales and gross profit on sales is useful for management and investors to assess the Company’s on-going financial and operational performance and trends. All financial information other than net sales and gross profit on sales in the management’s discussion and analysis distinguishes between the historical results of the Predecessor and Successor.

OVERVIEW

Summary

We made progress in our multi-year turnaround plan during fiscal 2008, including progress in our remodel program, achievement of a positive year on year identical sales increase and management of pricing and promotional programs that improved gross margins. We are on target with our remodel program, which was funded during fiscal 2008 by cash flow from operations and working capital improvements. Our identical store sales increase for fiscal 2008 was 0.9% as compared to fiscal 2007 resulting from an increase in basket size of 3.1% offset by a decline in transaction count of 2.2%. Identical store sales were positively impacted by food price inflation partially offset by competitive factors and a mix shift in pharmacy to more generics. Gross margin improved by 30 basis points as compared to fiscal 2007, related to promotional spending. Comparable operating and administrative expenses (those not impacted by fresh start accounting adjustments in fiscal 2007) were relatively flat as compared to the prior year.

RESULTS OF OPERATIONS

Continuing Operations

Fiscal year ended June 25, 2008 (“fiscal 2008”), and fiscal year ended June 27, 2007 (“fiscal 2007”) consisting of 32 weeks ended June 27, 2007, and 20 weeks ended November 15, 2006

Net Sales. Net sales were not impacted by fresh-start reporting; therefore, for fiscal 2007, the Predecessor (20 weeks ended November 15, 2006) and Successor (32 weeks ended June 27, 2007) sales were combined to facilitate the net sales discussion.

Net sales were $7.3 billion for fiscal 2008, an increase of $80.3 million or 1.1%, as compared to fiscal 2007. Net sales primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel and floral department sales comprised approximately 10% of net sales in both fiscal 2008 and fiscal 2007.

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. Identical store sales increased 0.9% for fiscal 2008 as compared to fiscal 2007.

The increase in our identical store sales for fiscal 2008 as compared to fiscal 2007 was the result of an increase in basket size (average sales per customer visit on identical store sales) of 3.1%, offset by a decrease in transaction count (number of customer visits on identical store sales) of 2.2%.

We believe inflation was the largest contributor to the increase in our basket size and our identical store sales increase. Other factors that impacted our identical store sales include, but are not limited to, competitive activity and other general market factors; a sales mix shift from brand name pharmaceutical products to generic; and sales increases related to our remodeled stores.

The percentage of generic pharmaceutical products sold vs. branded products was higher than comparable periods in the prior fiscal year resulting in a negative impact on identical sales of approximately 90 basis points. The mix shift had a positive impact on gross profit on sales as generics provided a larger gross profit than name brands.

Other factors that negatively impacted identical store sales include competitive activity, especially new competitor store openings, and performance of non-remodeled stores. We believe our remodel program is necessary to address these issues. We consider competitive activity as we determine the schedule of stores to be remodeled.

Gross Profit on Sales. Gross profit as a percentage of sales was not impacted by fresh-start reporting; therefore, for fiscal 2007, the Predecessor (20 weeks ended November 15, 2006) and Successor (32 weeks ended June 27, 2007) were combined to facilitate the gross profit on sales discussion.

Gross profit on sales increased $47.2 million for fiscal 2008 as compared to fiscal 2007. As a percentage of net sales, gross margin was 27.2% and 26.9% for fiscal 2008 and fiscal 2007, respectively.

The gross margin improvement was attributable primarily to more effective management of promotional spending (30 basis points) and operational improvements that reduced inventory shrink (20 basis points). These improvements of 50 basis points were offset partially by an increase in the LIFO charge (20 basis points) due primarily to an increase in food inflation in the current year and inventory liquidations in the prior year. We believe product cost inflation was in the range of 3.5% to 4.0% during fiscal 2008.

We recorded $2.4 million of LIFO layer liquidations in the 20 week period ended November 15, 2006. As a result, gross margin on sales for the 52 weeks ended June 27, 2007, was $2.4 million higher than if fresh-start reporting was applied as of June 28, 2006. On a pro-forma basis, gross profit as a percentage of net sales for fiscal 2007 was 26.9%.

Other Operating and Administrative Expenses. Other operating and administrative expense was impacted by fresh-start reporting; therefore, for fiscal 2007, the Predecessor (20 weeks ended November 15, 2006) and Successor (32 weeks ended June 27, 2007) are not combined.

Other operating and administrative expense was $2.0 billion for fiscal 2008, and $1.2 billion for the 32 weeks ended June 27, 2007. Other operating and administrative expense was $776.5 million for the 20 weeks ended November 15, 2006. As a percentage of net sales, other operating and administrative expense was 26.9% for fiscal 2008, and 26.3% for the 32 weeks ended June 27, 2007. As a percentage of net sales, other operating and administrative expense was 29.0% for the 20 weeks ended November 15, 2006.

The Successor operating and administrative expenses were impacted by the application of fresh-start reporting due to emergence from bankruptcy primarily by a reduction in depreciation from reduced asset values partially offset by amortization of new intangible assets including pharmacy prescription files and favorable and unfavorable leases.

The following table reflects the impact of fresh-start reporting and other significant items on the successor periods ended June 25, 2008, and June 27, 2007, and the predecessor period ended November 15, 2006 (in millions):

	Successor	Successor	Predecessor
	52 weeks ended June 25, 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006

Fresh start adjustments impact (decrease) increase:(1)
Depreciation reduction related to fresh start revaluation of assets	$(24.2)	(20.3)	—
Amortization increase related to pharmacy prescription files	3.6	2.3	—
Rent expense increase due to favorable lease amortization	14.9	9.4	—
Rent expense decrease due to unfavorable lease amortization	(11.7)	(7.4)	—
Expense items:
Depreciation and amortization (2)	$67.7	30.7	30.9
Favorable and unfavorable lease amortization, net (2)	3.2	2.0	—
Share-based compensation (2)	13.5	3.5	2.4
Favorable claims development, primarily workers’ compensation (3)	(25.8)	(17.4)	(0.6)
Vacant store lease buyout (4)	—	—	(5.9)
Cancelled defined benefit plan expense (2)	—	—	6.7
Emergence related items:
Directors’ and officers’ liability insurance (5)	—	—	8.1
Cancellation of share-based compensation equity grants (6)	—	—	9.2
Legal and professional fees (7)	3.2	11.7	—
Net gain related to claim estimates (8)	—	—	(8.2)

Notes:

(1)	See Note 1 to the Consolidated Financial Statements regarding fresh start reporting.

(2)	Represents actual amount of stated expense included in operating and administrative expense for each respective period.

(3)	Favorable claims development recognized as a result of our actuarial study performed, primarily related to self-insured workers’ compensation claims.

(4)	Gain recognized related to a buyout of a vacant store lease.

(5)	Insurance premium related to pre-emergence directors’ and officers’ liability.

(6)	Expense recognized upon cancellation of share-based compensation plans of the Predecessor upon emergence.

(7)	These costs represent legal and professional fees incurred primarily to resolve remaining claims related to our Chapter 11 case incurred after November 15, 2006.

(8)	Net gain recognized prior to emergence related to claims estimates.

Impairment Charges. Impairment charges of $1.0 million were recorded in fiscal 2008. No impairment charges were recorded during the 32 weeks ended June 27, 2007. During the 20 weeks ended November 15, 2006, $20.8 million of impairment charges related to continuing operations store facilities were recorded. See Item 8, Note 8 for further discussion of impairment charges.

Interest (Income) Expense, net. Interest (income) expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income.

Net interest income was $3.1 million for fiscal 2008. This consisted of $6.1 million of interest income on cash and marketable securities balances and $1.6 million of interest income related to income tax refunds, offset by interest expense, and net of $2.6 million of capitalized interest.

Net interest income was $4.1 million for the 32 weeks ended June 27, 2007. This consisted of $5.3 million of interest income on cash and marketable securities balances, and $1.8 million of interest income related to income tax refunds. The interest income was offset by $1.9 million of interest expense on our credit facility and approximately $1.8 million of capital lease interest and interest on amounts owed for personal property taxes.

Net interest expense was $5.5 million for the 20 weeks ended November 15, 2006. This consisted primarily of $4.4 million of interest expense related to our DIP Credit Facility and $1.2 million of interest on amounts owed for personal property taxes. In accordance with SOP 90-7, interest income for the 20 weeks ended November 15, 2006 was classified within reorganization items rather than in interest (income) expense, net.

Reorganization Items. No reorganization items were recorded during fiscal 2008 and the 32 weeks ended June 27, 2007. Reorganization items resulted in net gains of $334.4 million for the 20 weeks ended November 15, 2006. See Item 8, Note 1 for further discussion of reorganization items.

Income Taxes. Income tax expense for fiscal 2008 was $13.2 million and will not result in significant cash payments due to the availability of NOL carryforwards, as further described below. The effective tax rate on continuing operations for fiscal 2008 was a provision of 50.8%, which differs from statutory rates due primarily to the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2008, and other permanent differences.

Income tax expense for the 32 weeks ended June 27, 2007, was $17.0 million. The effective tax rate on continuing operations for the 32 weeks ended June 27, 2007, was a provision of 37.4%. The rate reflected the provision of tax expense for the period subsequent to our emergence from bankruptcy.

Income tax benefit for the 20 weeks ended November 15, 2006, was $14.0 million. The effective tax rate on continuing operations for the 20 weeks ended November 15, 2006, was a benefit of 5.9%. The rate reflected the maintenance of a full valuation allowance, our ability to carry back certain NOLs and an $11.6 million benefit associated with the resolution of a state tax matter.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of June 25, 2008, we had $540.6 million of NOL carryforwards for federal income tax purposes that will begin to expire in fiscal 2025.

During fiscal 2008, we filed our fiscal 2007 federal income tax return and did not elect out of the bankruptcy exception under §382(l)(5) of the Internal Revenue Code (the “IRC”), which allows unlimited use of our NOLs if there is not a change of ownership (as defined by the IRC) before November 9, 2008. Therefore, our emergence from bankruptcy did not constitute an ownership change for purposes of §382 and there is no limitation currently imposed on the utilization of our NOLs.

The benefits associated with any future recognition of tax attributes that existed at the time of emergence do not reduce income tax expense. Instead, the benefits first reduce intangible assets to $0 and then increase shareholders’ equity. We recognized tax attributes that existed as of November 15, 2006, totaling $15.4 million and $19.8 million for fiscal 2008 and the 32 weeks ended June 27, 2007, respectively, and thereby reduced intangible assets by these amounts.

Effective November 15, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 25, 2008, we had $20.3 million of unrecognized tax benefits; if recognized, $779 thousand of this amount would change our effective income tax rate. We do not anticipate that we will record any significant change in the unrecognized tax benefit during fiscal 2009.

During fiscal 2008, we executed a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of our federal income tax returns for fiscal years 2003 and 2004. No payment of additional tax was required as a result of the settlement. Generally, the statute of limitations remains open for our federal and state income tax returns for its fiscal 2005 through 2007 tax years.

Fiscal year ended June 27, 2007(“fiscal 2007”) consisting of 32 weeks ended June 27, 2007, and 20 weeks ended November 15, 2006, and fiscal year ended June 28, 2006 (“fiscal 2006”)

Net Sales. Net sales were not impacted by fresh-start reporting; therefore, for fiscal 2007, the Predecessor (20 weeks ended November 15, 2006) and Successor (32 weeks ended June 27, 2007) sales were combined to facilitate the net sales discussion.

Net sales were $7.2 billion for fiscal 2007, an increase of $68.1 million, or 1.0%, as compared to fiscal 2006. Net sales primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel and floral department sales comprised approximately 10% of net sales in both fiscal 2007 and fiscal 2006.

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

Gross Profit on Sales. Gross profit as a percentage of sales was not impacted by fresh-start reporting; therefore, for fiscal 2007, the Predecessor (20 weeks ended November 15, 2006) and Successor (32 weeks ended June 27, 2007) were combined to facilitate the gross profit on sales discussion.

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

We recorded $2.4 million of LIFO layer liquidations in the 20 week period ended November 15, 2006. As a result, gross margin on sales for the 52 weeks ended June 27, 2007, was $2.4 million higher than if fresh-start reporting was applied as of June 28, 2006. On a pro forma basis, gross profit as a percentage of sales was 26.9%.

Other Operating and Administrative Expenses. Other operating and administrative expense was impacted by fresh-start reporting; therefore, for fiscal 2007, the Predecessor (20 weeks ended November 15, 2006) and Successor (32 weeks ended June 27, 2007) are not combined.

Other operating and administrative expense was $1.2 billion and $776.5 million for the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006, respectively. For fiscal 2006, other operating and administrative expense was $2.0 billion. As a percentage of net sales, other operating and administrative expense was 26.3% and 29.0% for the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006, respectively. For fiscal 2006, other operating and administrative expense as a percentage of net sales was 27.9%.

The Successor operating and administrative expenses were impacted by the application of fresh-start reporting due to emergence from bankruptcy primarily by a reduction in depreciation from reduced asset values partially offset by amortization of new intangible assets including pharmacy prescription files and favorable and unfavorable leases.

The following table reflects the impact of fresh-start reporting and other significant items on the successor period ended June 27, 2007, and the predecessor periods ended November 15, 2006, and June 28, 2006 (in millions):

	Successor	Predecessor	Predecessor
	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	52 weeks ended June 28, 2006
Fresh start adjustments impact (decrease) increase:(1)
Depreciation reduction related to fresh start revaluation of assets	$(20.3)	—	—
Amortization increase related to pharmacy prescription files	2.3	—	—
Rent expense increase due to favorable lease amortization	9.4	—	—
Rent expense decrease due to unfavorable lease amortization	(7.4)	—	—
Expense items:
Depreciation and amortization (2)	$30.7	30.9	89.6
Favorable and unfavorable lease amortization, net (2)	2.0	—	—
Vacant store lease buyout (4)	—	(5.9)	—
Lease obligations on closed stores	—	—	7.6
Favorable claims development, primarily workers’ compensation (3)	(17.4)	—
Emergence related items:
Directors’ and officers’ liability insurance (5)	—	8.1	—
Cancellation of share-based compensation equity grants (6)	—	9.2	—
Legal and professional fees (7)	11.7	—	—
Net gain related to claim estimates (8)	—	(8.2)	—

Notes:

(1)	See Note 1 to the Consolidated Financial Statements regarding fresh start reporting.

(2)	Represents actual amount of stated expense included in operating and administrative expense for each respective period.

(3)	Favorable claims development recognized as a result of our actuarial study performed, primarily related to to self-insured workers’ compensation claims.

(4)	Gain recognized related to a buyout of a vacant store lease.

(5)	Insurance premium related to pre-emergence directors’ and officers liability.

(6)	Expense recognized upon cancellation of share-based compensation plans of the Predecessor upon emergence.

(7)	These costs represent legal and professional fees incurred primarily to resolve remaining claims related to our Chapter 11 case incurred after November 15, 2006.

(8)	Net gain recognized related to claims settled for less than recorded amounts.

Impairment Charges. No impairment charges were recorded during the 32 weeks ended June 27, 2007. During the 20 weeks ended November 15, 2006, and fiscal 2006, impairment charges related to continuing operations store facilities were $20.8 million and $14.8 million, respectively. See Item 8, Note 8 for further discussion of impairment charges.

Interest (Income) Expense, net. Interest expense is primarily interest on long-term and short-term debt and capital leases.

Net interest income was $4.1 million for the 32 weeks ended June 27, 2007. This consisted of $5.3 million of interest income on cash and marketable securities balances, and $1.8 million of interest income related to income tax refunds. The interest income was offset by $1.9 million of interest expense on our credit facility and approximately $1.8 million of capital lease interest and interest on amounts owed for personal property taxes.

Net interest expense was $5.5 million for the 20 weeks ended November 15, 2006. This consisted primarily of $4.4 million of interest expense related to our DIP Credit Facility and $1.2 million of interest on amounts owed for personal property taxes. In accordance with SOP 90-7, interest income for the 20 weeks ended November 15, 2006, was classified within reorganization items rather than in interest (income) expense, net.

Net interest expense was $12.0 million for fiscal 2006. This consisted primarily of $13.1 million interest expense related to our DIP Credit Facility. In accordance with SOP 90-7, interest income for fiscal 2006 was classified within reorganization items rather than in interest (income) expense, net.

Reorganization Items. No reorganization items were recorded during the 32 weeks ended June 27, 2007. Reorganization items resulted in net gains of $334.4 million and $251.2 million for the 20 weeks ended November 15, 2006, and fiscal 2006, respectively. See Item 8, Note 1 for further discussion of reorganization items.

Income Taxes. Income tax expense for the 32 weeks ended June 27, 2007, was $17.0 million. The effective tax rate on continuing operations for the 32 weeks ended June 27, 2007, was a provision of 37.4%. The rate reflected the provision of tax expense for the period subsequent to our emergence from bankruptcy.

Income tax benefit for the 20 weeks ended November 15, 2006, was $14.0 million. The effective tax rate on continuing operations for the 20 weeks ended November 15, 2006, was a benefit of 5.9%. The rate reflected the maintenance of a full valuation allowance, our ability to carry back certain NOLs and an $11.6 million benefit associated with the resolution of a state tax matter.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

The income tax benefit for fiscal 2006 was $9.6 million. The effective tax rate on continuing operations was a benefit of 10.5% for fiscal 2006. The rate reflected the maintenance of a full valuation allowance on our deferred tax assets as well as our ability to carry back certain NOLs and certain refundable credits. In fiscal 2006, we recorded a benefit of $4.5 million to correct fiscal 2005 errors, including a benefit of $11.7 million related to additional refunds from NOL carrybacks, partially offset by an expense of $7.2 million that was primarily related to depreciation and LIFO errors. The errors were insignificant to fiscal 2006 and fiscal 2005.

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

During the 20 weeks ended November 15, 2006, we closed seven U.S. stores and sold our 78% ownership interest in Bahamas Supermarkets Limited, which owned all of our operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million and a gain on sale of $31.5 million, which was included in gain on disposal of discontinued operations. Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations.

Financial Information. The following summarizes the results of our discontinued operations (in thousands), all of which were recorded by the Predecessor:

	20 weeks ended Nov. 15, 2006	Fiscal 2006
Net sales from discontinued operations	$24,180	745,058

Earnings (loss) from discontinued operations	$2,333	(145,654)
Gain (loss) on disposal of discontinued operations	17,922	(320,846)

Net earnings (loss) from discontinued operations	$20,255	(466,500)

The following tables detail the net restructuring charge (gain) and net (gain) loss on disposal of discontinued operations (in thousands), all of which were recorded by the Predecessor:

	20 weeks ended Nov. 15, 2006	Fiscal 2006
Restructuring:
Gain on sale/retirement, net	$(465)	(50,435)
Lease termination costs	154	32,804
Employee termination costs	228	5,385
Other location closing costs	869	4,547

Restructuring charge (gain), net	$786	(7,699)

(Gain) loss on disposal of discontinued operations:
Gain on sale/retirement, net	$(30,296)	(60,450)
LIFO liquidation	—	(39,820)
Lease termination costs	10,691	373,328
Employee termination (gain) costs	(11)	21,524
Other location closing costs	1,694	26,264

Net (gain) loss on disposal	$(17,922)	320,846

The following table summarizes the changes in liabilities recorded for the restructuring plans (in thousands):

	Total	Employee Termination Costs	Other Location Closing Costs
Predecessor:
Balance as of June 29, 2005	$160	160	—

Additions	48,633	34,033	14,600
Utilizations	(33,404)	(23,319)	(10,085)
Adjustments	(11,765)	(9,515)	(2,250)

Balance as of June 28, 2006	$3,624	1,359	2,265

Additions	663	368	295
Utilizations	(2,991)	(1,155)	(1,836)
Adjustments	(175)	(175)	—

Balance as of Nov. 15, 2006	$1,121	397	724

Successor:
Balance as of Nov. 15, 2006	$1,121	397	724
Utilizations	(662)	(278)	(384)
Adjustments	(459)	(119)	(340)

Balance as of June 27, 2007	$—	—	—

In the Consolidated Balance Sheets, employee termination costs are included in accrued wages and salaries, while other location closing costs are included in accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of June 25, 2008, we had $657.2 million of liquidity, comprised of $455.9 million of borrowing availability under the Credit Agreement and $201.3 million of cash and cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through fiscal 2009. Based on anticipated improvement in operating results and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2009 to operate our business and fund our capital expenditures.

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

As of the Effective Date, existing letters of credit under the DIP Credit Facility (as defined below) were rolled over as letters of credit under the Credit Agreement. We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during fiscal 2008. As of June 25, 2008, $58 thousand was outstanding.

Borrowing availability was $455.9 million as of June 25, 2008, as summarized below (in thousands):

June 25, 2008
Lesser of Borrowing Base or Credit Agreement capacity [1]	$505,912
Outstanding borrowings	(58)

Excess Availability	505,854
Limitation on Excess Availability	(50,000)

Borrowing availability	$455,854

[1]	Net of Reserves of $212.0 million, including $192.6 million related to outstanding letters of credit.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of June 25, 2008, letters of credit totaling $192.6 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to workers’ compensation programs.

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

Historical Cash Flow Data

Cash flows from discontinued operations are reported with cash flows from continuing operations within operating, investing and financing activities. The table below presents certain Consolidated Statements of Cash Flows data for fiscal 2008 and the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, and fiscal 2006 (in thousands):

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Cash provided by (used in):
Operating activities	$208,670	95,649	(73,042)	195,224
Investing activities	(207,865)	(54,450)	84,553	149,405
Financing activities	(1,476)	2,876	(41,183)	(202,492)

Operating Activities. For fiscal 2008, net cash provided by operating activities was $208.7 million, primarily due to operating income and working capital changes related to vendor terms and receivable collections. We collected $20.1 million of proceeds from insurance claims and had $15.2 million of income tax refunds in fiscal 2008.

For the 32 weeks ended June 27, 2007, net cash provided by operating activities was $95.6 million due primarily to operating income, proceeds from income tax refunds of $32.0 million, proceeds from insurance claims of $17.0 million, and working capital changes offset by bankruptcy-related payments made subsequent to emergence. Net cash used in operating activities for the 20 weeks ended November 15, 2006, was due primarily to operating losses, cash paid for professional fees related to the bankruptcy and working capital changes offset by proceeds from insurance claims of $25.0 million. The Consolidated Statements of Cash Flows combine the cash flows generated from discontinued operations with the cash flows from continuing operations. Cash flows from operating activities related to discontinued operations for the 20 weeks ended November 15, 2006, were insignificant.

Investing Activities. In fiscal 2008, cash used in investing activities of $207.9 million primarily related to expenditures for our store-remodeling program, discussed below. Proceeds from the sale of two dairy operations totaled $15.8 million in fiscal 2008. For the 32 weeks ended June 27, 2007, net cash used in investing activities was $54.5 million due primarily to capital expenditures which included repairs to locations damaged by hurricanes, investment in store improvements, including remodels, and equipment acquisition. For the 20 weeks ended November 15, 2006, net cash provided by investing activities was $84.6 million, due primarily to the receipt of approximately $54.0 million in proceeds from the sale of Bahamas Supermarkets, Limited.

Financing Activities. For fiscal 2008, net cash used in financing activities related primarily to payments on capital leases of $7.8 million offset by an increase in book overdrafts of $6.1 million. For the 32 weeks ended June 27, 2007, net cash provided by financing activities included an increase in book overdrafts of $15.1 million offset by payment of debt issuance costs of $8.8 million related to the credit agreement. For the 20 weeks ended November 15, 2006, net cash used in financing activities related primarily to payments on credit facilities of $47.7 million which included the payoff of the DIP Credit Facility upon emergence.

Capital Expenditures. In fiscal 2009, we expect capital expenditures to total approximately $250 million, of which approximately $150 million is budgeted for our store-remodeling program. In fiscal 2009 and future fiscal years, we plan to remodel approximately 75 stores annually.

In addition to the store-remodeling program, we anticipate that during fiscal 2009 we will spend approximately $100 million on other capital expenditures, including maintenance and other store-related projects, information technology projects, new stores, back-up generators and logistics projects.

OUTLOOK AND TRENDS

We recognize the need to adjust our business model to meet the changing needs and expectations of our customers. As a consideration, we assess the trends present in the markets in which we compete. Generally, it is difficult to predict if a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. We believe the following economic and/or industry trends are likely to continue for at least the next fiscal year:

•	New competitive store openings in our markets including grocery stores, supercenters, warehouse clubs and convenience stores.

•	Conditions which have caused the cost of many products including milk, dairy products, meat and produce to increase.

•	Consumer spending behavior will be impacted by the general economic environment including the impact of inflation and fuel price increases.

•	Pricing will continue to be a significant driver of consumer choice in the industry.

•	The percentage of generic pharmaceuticals sales to branded pharmaceuticals is expected to continue to increase.

•	Popularity of and trend toward natural and organic products will continue.

•	Fuel costs are expected to continue to put pressure on costs of utilities and transportation.

We expect to continue to focus on building customer loyalty and growing profitable sales over the long term. In addition, we believe the following plans and business specific trends will have an impact on our business during fiscal 2009.

•	We will continue our store remodeling program with plans to remodel 75 stores per year. A significant portion of our sales growth in fiscal 2009 and beyond is expected to come from remodeled stores.

•	We will continue to focus on merchandising and marketing initiatives which are fresh and local including neighborhood marketing.

•	We will continue to focus on inflation management and cost management as we closely monitor rising costs to balance our pricing and margin decisions.

•	We will continue to expand our selection of corporate brand products.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Contractual obligations represent known future cash payments that we will be required to make under existing arrangements, such as debt and lease agreements. The table below presents the scheduled payments due under our contractual obligations as of June 25, 2008:

Contractual Obligations

	Payment due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt [1]	$0.1	0.1	—	—	—
Capital leases	29.2	9.7	15.6	3.9	—
Operating leases	1,863.8	227.7	419.8	359.4	856.9
Purchase obligations [2]	176.0	157.9	18.1	—	—
Retirement plans [3]	20.1	1.9	3.7	2.9	11.6
Other	16.6	14.6	2.0	—	—

Total	$2,105.8	411.9	459.2	366.2	868.5

[1]	Excludes: $192.6 million of letters of credit outstanding under the Credit Agreement; and Borrowing Availability of $455.9 million.

[2]

We enter into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Contracts that are cancelable within 60 days are excluded. Contracts that are either non-cancelable or are less specific as to our obligations upon cancellation are included above. When applicable, we used anticipated purchase volumes to allocate the purchase obligation to the indicated periods. The amounts above include open purchase orders of $144.9 million.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We believe that the policies below are our critical accounting policies, as they are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of inherently uncertain matters. See Item 8, Notes 3 and 19 for further discussion of our accounting policies and accounting standards not yet adopted.

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

Long-lived assets. We review our long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, we compare the carrying amount of the asset to our best estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this comparison indicates that there is impairment, we record an impairment loss for the excess of net book value over the fair value of the impaired asset. We estimate the fair value based on the best information available, including prices for similar assets and the results of other valuation techniques.

Factors such as changes in economic conditions and changes in operating performance significantly affect our judgments and estimates related to the expected useful lives and cash flows of long-lived assets. Adverse changes in these factors could cause us to recognize a material impairment charge.

Intangible assets. We report intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that an intangible asset with indefinite useful economic life not be amortized, but instead be separately tested for impairment at least annually using a fair-value approach. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable. The evaluation of possible impairment of intangible assets is affected by factors such as changes in economic conditions and changes in operating performance. These factors could cause us to recognize a material impairment charge as we assess the ongoing expected cash flows and carrying amounts of intangible assets.

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

At June 25, 2008, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of June 25, 2008, we had only $58 thousand outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 25, 2008 and June 25, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended June 25, 2008 (Successor Company), the 32 weeks ended June 27, 2007 (Successor Company), the 20 weeks ended November 15, 2006 (Predecessor Company), and the year ended June 28, 2006 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries as of June 25, 2008 and June 27, 2007, and the results of their operations and their cash flows for the year ended June 25, 2008 (Successor Company), the 32 weeks ended June 27, 2007 (Successor Company), the 20 weeks ended November 15, 2006 (Predecessor Company) and the year ended June 28, 2006 (Predecessor Company) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of June 28, 2006.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and changed its method for accounting for share-based payments as of June 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 25, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

Certified Public Accountants

August 25, 2008

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Amounts in thousands except per share data
Net sales	$7,281,449	4,524,483	2,676,678	7,133,048
Cost of sales, including warehouse and delivery expenses	5,297,898	3,295,185	1,969,641	5,282,484

Gross profit on sales	1,983,551	1,229,298	707,037	1,850,564
Other operating and administrative expenses	1,959,582	1,187,939	776,482	1,990,691
Impairment charges	1,002	—	20,778	14,789
Restructuring charge (gain), net	—	—	786	(7,699)

Operating income (loss)	22,967	41,359	(91,009)	(147,217)
Interest (income) expense, net (contractual interest for 20 weeks ended November 15, 2006, and fiscal 2006 was $15,766 and $38,520, respectively)	(3,063)	(4,132)	5,527	11,968

Income (loss) before reorganization items and income taxes	26,030	45,491	(96,536)	(159,185)
Reorganization items, net gain	—	—	(334,430)	(251,180)
Income tax expense (benefit)	13,218	17,026	(13,980)	(9,621)

Net income from continuing operations	12,812	28,465	251,874	101,616

Discontinued operations:
Income (loss) from discontinued operations	—	—	2,333	(145,654)
Gain (loss) on disposal of discontinued operations	—	—	17,922	(320,846)

Net income (loss) from discontinued operations	—	—	20,255	(466,500)
Cumulative effect of changes in accounting principle	—	—	—	(3,583)

Net income (loss)	$12,812	28,465	272,129	(361,301)

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$0.24	0.53	1.78	0.72
Earnings (loss) from discontinued operations	—	—	0.15	(3.31)
Cumulative effect of changes in accounting principle	—	—	—	0.03

Basic and diluted earnings (loss) per share	$0.24	0.53	1.93	(2.56)

Weighted-average common shares outstanding-basic	53,959	53,901	141,317	141,184

Weighted-average common shares outstanding-diluted	54,306	54,084	141,317	141,184

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
Dollar amounts in thousands except share data	June 25, 2008	June 27, 2007
ASSETS
Current assets:
Cash and cash equivalents	$201,275	201,946
Marketable securities	—	4,836
Trade and other receivables, less allowance for doubtful receivables of $1,906 ($3,663 at June 27, 2007)	79,912	94,173
Insurance claims receivable	2,197	22,900
Income tax receivable	4,874	15,883
Merchandise inventories, less LIFO reserve of $24,738 ($5,107 at June 27, 2007)	649,022	641,458
Prepaid expenses and other current assets	42,099	40,982

Total current assets	979,379	1,022,178

Property, plant and equipment, net	446,866	300,174
Intangible assets, net	294,775	331,803
Deferred tax assets, non-current	39,454	28,036
Other assets, net	15,047	16,736

Total assets	$1,775,521	1,698,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$7,920	6,289
Accounts payable	340,211	262,787
Reserve for self-insurance liabilities	73,365	72,010
Accrued wages and salaries	77,575	76,334
Accrued rent	39,464	39,685
Deferred tax liabilities	50,557	39,080
Accrued expenses	76,244	85,204

Total current liabilities	665,336	581,389

Reserve for self-insurance liabilities	121,000	142,480
Long-term borrowings under credit facilities	58	14
Unfavorable leases	126,049	138,700
Obligations under capital leases	17,698	18,622
Other liabilities	19,753	20,781

Total liabilities	949,894	901,986

Commitments and contingent liabilities (Notes 1, 9, 10, 14 and 18)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 54,179,890 shares issued and 54,081,363 outstanding at June 25, 2008, and 54,000,000 shares issued and 53,901,473 outstanding at June 27, 2007.	54	54
Additional paid-in-capital	776,059	762,401
Retained earnings	41,277	28,465
Accumulated other comprehensive income	8,237	6,021

Total shareholders’ equity	825,627	796,941

Total liabilities and shareholders’ equity	$1,775,521	1,698,927

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
Amounts in thousands	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Cash flows from operating activities:
Net income (loss)	$12,812	28,465	272,129	(361,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sales of assets, net	(2,874)	1,566	(35,373)	(112,748)
Reorganization items, net gain	—	—	(334,430)	(251,180)
Impairment charges	1,002	—	20,857	23,292
Depreciation and amortization	88,460	42,475	36,274	111,336
Deferred income taxes	13,218	17,026	—	—
Share-based compensation, net	13,468	3,455	11,609	2,391
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	3,295	2,152	—	—
Trade, insurance and other receivables	33,210	17,762	29,850	20,875
Merchandise inventories	(7,564)	15,305	(31,564)	307,602
Prepaid expenses and other current assets	(1,117)	16,313	(2,426)	37,637
Accounts payable	69,981	(18,288)	(20,458)	57,096
Lease liability on closed facilities	—	—	(838)	415,993
Income taxes payable / receivable	14,952	32,436	(2,944)	(8,990)
Reserve for self-insurance liabilities	(20,125)	(12,988)	(1,203)	6,027
Accrued expenses and other	(10,048)	(50,030)	(3,440)	2,221

Net cash provided by (used in) operating activities before reorganization items	208,670	95,649	(61,957)	250,251

Cash effect of reorganization items	—	—	(11,085)	(55,027)

Net cash provided by (used in) operating activities	208,670	95,649	(73,042)	195,224

Cash flows from investing activities:
Purchases of property, plant and equipment	(217,766)	(68,517)	(23,888)	(30,538)
(Increase) decrease in investments and other assets, net	(9,506)	12,672	15,067	6,592
Sales of assets	16,031	2,071	83,012	167,630
Purchases of marketable securities	(72,090)	(2,165)	(4,321)	(9,120)
Sales of marketable securities	75,466	1,325	14,991	14,158
Other, net	—	164	(308)	683

Net cash (used in) provided by investing activities	(207,865)	(54,450)	84,553	149,405

Cash flows from financing activities:
Gross borrowings on credit facilities	11,184	4,955	7,690	698,542
Gross payments on credit facilities	(11,140)	(4,941)	(47,690)	(903,545)
Increase in book overdrafts	6,069	15,063	164	4,178
Principal payments on long-term debt and capital leases	(7,779)	(3,372)	(981)	(1,804)
Debt issuance costs	—	(8,829)	(366)	(721)
Cash received from exercised share options	190	—	—	—
Other, net	—	—	—	858

Net cash (used in) provided by financing activities	(1,476)	2,876	(41,183)	(202,492)

(Decrease) increase in cash and cash equivalents	(671)	44,075	(29,672)	142,137
Cash and cash equivalents classified as assets held for sale	—	—	—	(16,735)
Cash and cash equivalents at beginning of period	201,946	157,871	187,543	62,141

Cash and cash equivalents at end of period	$201,275	201,946	157,871	187,543

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Amounts in thousands	Number of Common Shares	Par Value of Common Stock	Additional Paid-In- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Predecessor:
Balances as of June 29, 2005	141,889	$141,889	32,452	(76,714)	(38,333)	$59,294

Comprehensive loss:
Net loss	—	—	—	(361,301)	—	(361,301)
Minimum pension liability adjustment *	—	—	—	—	16,945	16,945
Realized gain on marketable securities*	—	—	—	—	577	577
Unrealized gain on marketable securities*	—	—	—	—	6	6

Total comprehensive loss	—	—	—	(361,301)	17,528	(343,773)
Common stock issued and stock compensation expense	200	200	2,422	—	—	2,622
Common stock acquired	(231)	(231)	—	—	—	(231)

Balances as of June 28, 2006	141,858	$141,858	34,874	(438,015)	(20,805)	$(282,088)

Comprehensive loss before fresh-start reporting:
Net loss	—	—	—	(25,022)	—	(25,022)
Minimum pension liability adjustment *	—	—	—	—	(1,854)	(1,854)
Unrealized gain on marketable securities*	—	—	—	—	204	204

Total comprehensive loss	—	—	—	(25,022)	(1,650)	(26,672)
Share-based compensation expense	—	—	2,373	—	—	2,373

Balances prior to fresh-start reporting	141,858	$141,858	37,247	(463,037)	(22,455)	$(306,387)

Cancellation of Predecessor stock and fresh-start reporting	(141,858)	(141,858)	(37,247)	463,037	22,455	306,387
Distribution of Successor stock	53,901	54	758,946	—	—	759,000
Successor:

Balances as of Nov. 15, 2006	53,901	$54	758,946	—	—	$759,000

Comprehensive income:
Net income	—	—	—	28,465	—	28,465
Gain on post-retirement benefit obligation*	—	—	—	—	6,011	6,011
Unrealized gain on marketable securities*	—	—	—	—	10	10

Total comprehensive income	—	—	—	28,465	6,021	34,486
Share-based compensation expense			3,455	—	—	3,455

Balances as of June 27, 2007	53,901	$54	762,401	28,465	6,021	$796,941

Comprehensive income:
Net income	—	—	—	12,812	—	12,812
Gain on post-retirement benefit obligation*	—	—	—	—	2,226	2,226
Realized gain on marketable securities*	—	—	—	—	(10)	(10)

Total comprehensive income	—	—	—	12,812	2,216	15,028
Restricted stock units vested	169	—	—	—	—	—
Stock options exercised	11	—	190	—	—	190
Share-based compensation expense	—	—	13,468	—	—	13,468

Balances as of June 25, 2008	54,081	$54	776,059	41,277	8,237	$825,627

*	Net of tax of $0.

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

The Plan provided for payment in full in cash, satisfaction on deferred payment terms or reinstatement of allowed administrative, priority and secured claims, and the distribution of shares of new Winn-Dixie common stock in satisfaction of allowed unsecured claims. Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the terms of the Plan, 54 million shares of new common stock were issued to the Company’s disbursing agent for distribution to unsecured creditors. See “—Claims Resolution and Plan Distributions” for further information. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. The Successor’s common stock trades on NASDAQ under the symbol “WINN.”

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

Unsecured claims: Once the allowed amount of an unsecured claim is determined through settlement or by Court order, the claimant is entitled to a distribution as provided for by the Plan. Substantially all unsecured claimants with allowed claims are entitled to a distribution of shares of the Successor’s common stock, with the number of shares dependent on the amount and class of the allowed claim. As of June 25, 2008, 46.4 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $917.8 million in allowed amounts; 0.1 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $2.8 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.5 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Holders of disputed unsecured claims that are subsequently allowed will receive distributions no less frequently than quarterly, as required by the Plan. If sufficient excess shares remain in reserve after resolution of all disputed unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the Plan. Claimants as of the Applicable Distribution Record Date established under the Plan (December 20, 2006, for class 13 and November 15, 2006, for other classes) will receive such excess shares if and when distributed. There is no assurance that there will be sufficient shares to satisfy all allowed claims or any excess shares for any such subsequent distribution. The claims resolution process for unsecured claims, as provided for in the Plan, will not result in additional expense or income in the Successor’s financial statements.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Reorganization Items: Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

	Predecessor
	20 weeks ended November 15, 2006	Fiscal 2006
Gain on extinguishment of debt	$(188,197)	—
Revaluation of assets and liabilities	(144,837)	—
Professional fees	31,192	42,890
Lease rejections	(42,799)	(279,276)
Employee costs	1,574	6,975
Abandoned property	—	794
Interest income	(3,583)	(1,995)
Estimated claims adjustments and other, net	12,220	(20,568)

Reorganization items, net gain	$(334,430)	(251,180)

Cash effect of reorganization items:
Professional fees	$14,337	48,435
Employee costs	—	6,610
Interest income	(3,683)	(1,555)
Other	431	1,537

Total cash effect of reorganization items	$11,085	55,027

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the Company allocated its reorganization value to its assets and liabilities. As detailed below, the net fresh-start valuation adjustments increased the book values of assets and liabilities by $291.8 million and $147.0 million, respectively. Management considered a number of factors, including valuations or appraisals, in determining the fair values of assets. Liabilities were revalued at present values using appropriate current interest rates. Deferred taxes were determined in accordance with U.S. generally accepted accounting principles. In

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

addition to revaluing existing assets and liabilities, the Company recorded certain previously unrecognized assets and liabilities, including favorable and unfavorable leases and other intangibles. The sum of the amounts assigned to assets and liabilities exceeded the reorganization value by approximately $400.0 million. In accordance with SFAS 141, the Company allocated this excess as a reduction of asset values (to property, plant and equipment and intangible assets) on a pro-rata basis.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
Cash and cash equivalents	$198,830	(40,959)	a	—		157,871
Trade and other receivables, net	139,047	(47,148)	b	4,558	g	96,457
Merchandise inventories, net	509,449	—		147,314	f	656,763
Other current assets	114,305	2,344	c	19,728	g	136,377

Total current assets	961,631	(85,763)		171,600		1,047,468
Property, plant and equipment, net	468,939	—		(237,587)	g	231,352
Intangibles and other assets	75,000	7,114	c	357,836	g	439,950

Total assets	$1,505,570	(78,649)		291,849		1,718,770

Accounts payable	$217,354	44,325	b	(6,698)	g	254,981
Current borrowings under DIP Credit Facility	39,956	(39,956)	a	—		—
Other current liabilities	308,870	31,741	d	19,339	g	359,950

Total current liabilities	566,180	36,110		12,641		614,931
Non-current liabilities	187,709	22,759	b	134,371	g	344,839

Total liabilities not subject to compromise	753,889	58,869		147,012		959,770
Liabilities subject to compromise	1,058,068	(1,058,068)	b	—		—

Total liabilities	1,811,957	(999,199)		147,012		959,770

Common stock	141,858	(141,804)	e	—		54
Additional paid-in-capital	37,247	910,040	e	(188,341)	h	758,946
Accumulated deficit	(463,037)	152,314	e	310,723	h	—
Accumulated other comprehensive loss	(22,455)	—		22,455	h	—

Total shareholders’ (deficit) equity	(306,387)	920,550		144,837		759,000

Total liabilities and shareholders’ (deficit) equity	$1,505,570	(78,649)		291,849		1,718,770

a.	Primarily reflects the payment of the DIP Credit Facility (as defined in Note 10) and related accrued interest.

b.	Reflects the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Plan of Reorganization, including offset of certain accounts receivable, the settlement of remaining liabilities subject to compromise through accrual of reinstated obligations or distributions payable and the accrual of insurance costs related to the confirmation of the Plan and debt issuance costs of the Credit Agreement.

c.	Reflects escrow deposits and the capitalization of debt issuance costs of the Credit Agreement, net of the write-off of unamortized debt issuance costs of the DIP Credit Facility.

d.	Reflects the accrual of contract cure costs of assumed contracts and leases and professional fees related to the consummation of the Plan.

e.	Reflects the issuance of the Successor’s common stock to pre-petition creditors, the cancellation of the Predecessor’s common stock, the gain on discharge of liabilities subject to compromise and other costs incurred pursuant to the Plan.

f.	Primarily reflects a change to the carrying value of inventory to reflect the reversal of the LIFO reserve and other adjustments to FIFO values (both as defined in Note 3).

g.	Reflects revaluation of assets and liabilities to fair values, including recognition of certain intangible assets and the reduction of non-current assets in accordance with SFAS 141.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in the Successor’s equity value of $759.0 million.

2.	Liquidity

As of June 25, 2008, the Company had $657.2 million of liquidity, comprised of $455.9 million of borrowing availability under the Credit Agreement and $201.3 million of cash and cash equivalents. The Company believes it has sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund its cash requirements for existing operations and capital expenditures through fiscal 2009.

3.	Summary of Significant Accounting Policies and Other Matters

The Company: As of June 25, 2008, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 521 retail stores, with 5 fuel centers and 63 liquor stores. In support of its stores, the Company operated six distribution centers and one manufacturing operation.

Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal 2008, 2007 and 2006 were each comprised of 52 weeks. As a result of the adoption of fresh-start reporting, the results of operations reflect 32 weeks ended June 27, 2007, of the Successor and 20 weeks ended November 15, 2006, of the Predecessor in order to report what was historically the fiscal year ended June 27, 2007.

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

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash includes in transit amounts from debit, credit and electronic benefit transactions. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Book overdrafts of $25.5 million and $19.4 million were classified as accounts payable in the Consolidated Balance Sheets as of June 25, 2008, and June 27, 2007, respectively.

Marketable Securities: Marketable securities consist principally of fixed income securities categorized as available-for-sale. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effects, are excluded from operations and reported in accumulated other comprehensive income until realized. A decline in the fair value of available-for-sale securities below cost that is deemed other than temporary is charged to operations, establishing a new cost basis for the security. The Company has had no such declines in the fair value of an available-for-sale security. Realized gains and losses are included in operations and calculated using the specific identification method to determine the cost of securities sold. There were no marketable securities as of June 25, 2008.

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to vendor allowances and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. As of both June 25, 2008, and June 27, 2007, the dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers. The LIFO reserve represents the amount of the excess of the replacement or current cost over the stated LIFO amount.

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

Long-lived Assets: The Company periodically evaluates the period of depreciation or amortization for long-lived assets, which include property, plant and equipment and intangible assets with finite lives, to determine whether current circumstances warrant revised estimates of useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the Company’s best estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this comparison indicates that there is impairment, an impairment loss is recorded for the excess of net book value over the fair value of the impaired asset. Fair value is estimated based on the best information available, including prices for similar assets and the results of other valuation techniques.

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

Unfavorable Leases: As a result of fresh-start reporting, the Company recorded unfavorable leases, which resulted from lease agreements with contract rates in excess of market value rates as of the Effective Date. Amortization is recognized on a straight-line basis over the remaining term of the lease (at fresh start ranged from one to seventeen years) as a reduction of rent expense within other operating and administrative expenses.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Advertising: The Company expenses the costs of advertising and promotions as incurred and, depending on the location, reports these costs in other operating and administrative expenses or loss from discontinued operations. Advertising and promotional expense totaled $94.0 million, $51.4 million, $34.6 million and $88.9 million for fiscal 2008, the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, and fiscal 2006, respectively.

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

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation. As of June 27, 2007, the Company previously reported its deferred tax liability of $11.0 million in other liabilities in the consolidated financial statements (see Note 9). The Company corrected its allocation of the valuation allowance to deferred tax assets in the accompanying consolidated balance sheet as of June 27, 2007, which resulted in an increase of $39.1 million of current liabilities, an increase of $28.0 million of noncurrent assets and a decrease of $11.0 million in noncurrent liabilities. The correction was insignificant to the consolidated balance sheet as of June 27, 2007 and had no impact on the results of operations or cash flows for any period presented in the accompanying consolidated financial statements.

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

For fiscal 2008 and the 32 weeks ended June 27, 2007, the weighted-average number of common shares outstanding used in the calculation of diluted earnings per share included approximately 0.3 million and 0.2 million CSEs, respectively. For the 20 weeks ended November 15, 2006, and fiscal 2006, there were no dilutive CSEs. The calculations excluded approximately 1.3 million, 1.1 million, 6.5 million and 7.1 million anti-dilutive CSEs for fiscal 2008, the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, and fiscal 2006, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Inventory

LIFO (charges) benefits recognized (increased) reduced cost of sales for continuing operations by $(19.6) million, $(5.1) million, $1.8 million and $0.5 million for fiscal 2008, the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006 and fiscal 2006, respectively. The LIFO charge for fiscal 2008 was net of a benefit of $1.4 million related to liquidation of LIFO layers. There was no benefit from liquidation of LIFO layers in the 32 weeks ended June 27, 2007. The LIFO benefit for the 20 weeks ended November 15, 2006 included $2.4 million related to liquidation of LIFO layers.

As more fully described in Note 15, fiscal 2006 loss on disposal of discontinued operations included a benefit from liquidation of LIFO layers.

6.	Property, Plant and Equipment

Property, plant and equipment consisted of:

	June 25, 2008	June 27, 2007
Land and land improvements	$11,480	12,269
Buildings	42,857	44,503
Furniture, fixtures, machinery and equipment	267,945	140,236
Transportation equipment	14,386	13,432
Improvements to leased facilities	138,899	66,000
Construction in progress	40,368	37,318

	515,935	313,758
Less: Accumulated depreciation	(90,879)	(31,501)

	425,056	282,257
Assets under capital leases, net of accumulated amortization of $6,062 ($1,101 in 2007)	21,810	17,917

Property, plant and equipment, net	$446,866	300,174

Assets under capital leases are primarily transportation equipment, store facilities and related land.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

7.	Intangible Assets

	Weighted average remaining amortization period (years)	June 25, 2008		June 27, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Favorable leases	15	$244,816	(24,974)	258,256	(10,114)
Pharmacy prescription files	5	24,087	(5,778)	25,209	(2,339)
Software	2	45,826	(18,457)	37,312	(6,915)

Total		$314,729	(49,209)	320,777	(19,368)

Unamortized Intangible Assets
Trade name and trademark		$21,513		22,815
Liquor licenses		7,742		7,579

		$29,255		30,394

Estimated Amortization Expense
Fiscal 2009		$27,499
Fiscal 2010		24,714
Fiscal 2011		24,182
Fiscal 2012		21,721
Fiscal 2013		18,350
Thereafter		149,054

		$265,520

Amortization of intangible assets was $31.9 million and $19.4 million for fiscal 2008 and the 32 weeks ended June 27, 2007, respectively. Amortization for favorable leases was $15.9 million and $10.1 million for fiscal 2008 and the 32 weeks ended June 27, 2007. During fiscal 2008 and for the 32 weeks ended June 27, 2007, the Company recognized tax attributes that existed as of November 15, 2006, and thereby reduced intangible assets by $15.4 million and $19.8 million, respectively (See Note 9).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

8.	Impairment Charges

Impairment charges for fiscal 2008, the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, and fiscal 2006 were comprised of the following:

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Store facilities	$1,002	—	20,778	6,191
Manufacturing facilities	—	—	—	46
Distribution centers	—	—	—	8,239
Information technology projects	—	—	—	313

Total, continuing operations	1,002	—	20,778	14,789
Impairment charges, discontinued operations	—	—	79	8,503

Total impairment charges	$1,002	—	20,857	23,292

The Company periodically estimates the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in all of the impairment charges identified above.

9.	Income Taxes

Income tax expense (benefit) for continuing operations consisted of:

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Current
Federal	$—	—	(2,622)	(10,342)
State	—	—	(11,358)	721

	—	—	(13,980)	(9,621)

Deferred
Federal	11,839	14,970	—	—
State	1,379	2,056	—	—

	13,218	17,026	—	—

Total	$13,218	17,026	(13,980)	(9,621)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table reconciles the federal statutory income tax rate to the effective income tax rate for continuing operations:

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Federal statutory income tax rate	35.00%	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefits	2.95	2.94	(3.10)	0.51
Company-owned life insurance gain	—	—	20.44	—
Tax credits	(0.98)	(0.40)	(0.04)	(0.33)
Effect of permanent differences related to bankruptcy	(2.72)	(7.00)	(6.07)	16.32
Valuation allowance	—	—	(51.25)	(57.41)
Prior year tax return to provision adjustment	3.94	—	—	—
Other, net	12.59	6.89	(0.86)	(4.55)

Effective tax rate	50.78%	37.43%	(5.88)%	(10.46)%

Income tax expense of $13.2 million and $17.0 million was recognized for fiscal 2008 and the 32 weeks ended June 27, 2007, respectively. The expense will not result in significant cash payments due to the availability of net operating loss (“NOL”) carryforwards, as further described below. The income tax benefit recognized for the 20 weeks ended November 15, 2006, was attributable to the Company’s ability to carry back certain NOLs and an $11.6 million benefit associated with the resolution of a state tax matter.

In fiscal 2006, in addition to the tax benefit related to the Company’s ability to carry back certain NOLs, the Company recorded a benefit of $4.5 million to correct fiscal 2005 errors, including a benefit of $11.7 million related to additional refunds from NOL carrybacks, partially offset by an expense of $7.2 million that primarily related to depreciation and LIFO errors. The errors were insignificant to fiscal 2006 and fiscal 2005.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

NOL Carryforwards

As of June 25, 2008, the Company had NOL carryforwards for federal income tax purposes of $540.6 million that will begin to expire in fiscal 2025, and NOL carryforwards for state income tax purposes of $1.0 billion that will begin to expire in fiscal 2015. In addition, the Company had tax credit carryforwards of $25.0 million for federal income tax purposes, which will begin to expire in fiscal 2023.

During fiscal 2008, the Company filed its fiscal 2007 federal income tax return and did not elect out of the bankruptcy exception under §382(l)(5) of the Internal Revenue Code (the “IRC”). Therefore, the Company’s emergence from bankruptcy did not constitute an ownership change for purposes of §382 and there is no limitation currently imposed on the utilization of its NOLs.

The benefits associated with any recognition of tax attributes that existed at the time of emergence do not reduce income tax expense. Instead, the benefits first reduce intangible assets to $0 and then increase shareholders’ equity (see Note 19). The Company recognized tax attributes that existed as of November 15, 2006, totaling $15.4 million and $19.8 million for fiscal 2008 and the 32 weeks ended June 27, 2007, respectively, and thereby reduced intangible assets by this amount.

FIN 48

Effective November 15, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 25, 2008, the Company had $20.3 million of unrecognized tax benefits; if recognized, $779 thousand of this amount would change the effective income tax rate. The Company does not anticipate that it will record any significant change in the unrecognized tax benefit during fiscal 2009.

During fiscal 2008, the Company executed a settlement with the Internal Revenue Service (“IRS”) in connection with the IRS’ examination of the Company’s federal income tax returns for fiscal years 2003 and 2004. No payment of additional tax was required as a result of the settlement. Generally, the statute of limitations remains open for the Company’s federal and state income tax returns for its fiscal 2005 through 2007 tax years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

A reconciliation of the unrecognized tax benefits is as follows:

Balance as of November 15, 2006	$46,481
Additions for tax positions of prior years	4,804
Reductions for tax positions of prior years	(8,573)
Settlements	(21,205)

Balance as of June 27, 2007	$21,507

Additions for tax positions of prior years	14,429
Reductions for tax positions of prior years	(15,640)

Balance as of June 25, 2008	$20,296

Deferred tax assets and liabilities consisted of the following:

	June 25, 2008	June 27, 2007
Deferred tax assets:
Insurance claims and self-insurance	$73,443	84,014
Compensation	18,172	11,922
Property, plant and equipment	80,761	104,509
Unfavorable leases	48,529	53,399
Accrued rent	2,894	5,439
Retirement and benefits	6,106	6,704
State NOL carryforwards	36,271	35,124
Federal NOL carryforwards	189,245	167,860
Federal tax credits	25,045	19,726
Other, net	7,466	9,014

Total deferred tax assets	487,932	497,711
Less: Valuation allowance	(334,571)	(341,179)

Net deferred tax assets	153,361	156,532

Deferred tax liabilities:
Merchandise inventories	(65,844)	(53,085)
Favorable leases	(84,346)	(101,129)
Intangible assets	(11,103)	(11,044)
Accumulated other comprehensive income	(3,171)	(2,318)

Total deferred tax liabilities	(164,464)	(167,576)

Net deferred tax liabilities	$(11,103)	(11,044)

10.	Debt

As of June 25, 2008 and June 27, 2007, the carrying amount of the Company’s debt was $58 thousand and $14 thousand, respectively, which approximates fair value as determined by quoted market prices. The contractual maturity of the entire amount of the debt is fiscal 2012.

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

As of the Effective Date, existing letters of credit under the DIP Credit Facility (as defined below) were rolled over as letters of credit under the Credit Agreement. The Company had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 32 weeks ended June 27, 2007 and fiscal 2008. As of June 25, 2008, $58 thousand was outstanding.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of June 25, 2008, the rates in effect for the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus 2.00%, at the Company’s option. For amounts borrowed in excess of $50.0 million, the rates in effect as of June 25, 2008, were LIBOR plus 1.25% or Prime. Also in effect as of June 25, 2008, was a standby letter of credit fee of 1.25%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0%, and a letter of credit fronting fee of 0.25%.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Borrowing availability was $455.9 million as of June 25, 2008, as summarized below:

June 25, 2008
Lesser of Borrowing Base or Credit Agreement capacity [1]	$505,912
Outstanding borrowings	(58)

Excess Availability	505,854
Limitation on Excess Availability	(50,000)

Borrowing availability	$455,854

[1]	Net of Reserves of $212.0 million, including $192.6 million related to outstanding letters of credit.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of June 25, 2008, letters of credit totaling $192.6 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to workers’ compensation programs.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

11.	Interest (Income) Expense, Net

Interest (income) expense, net, from continuing operations consisted of the following:

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Interest expense	$8,212	4,210	6,379	13,758
Capitalized interest	(2,572)	(726)	(187)	(224)
Interest income	(8,703)	(7,616)	(665)	(1,566)

Interest (income) expense, net	$(3,063)	(4,132)	5,527	11,968

In accordance with SOP 90-7, as of the Petition Date the Company ceased accruing interest on unsecured pre-petition debts classified as liabilities subject to compromise. $10.2 million and $26.6 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during the 20 weeks ended November 15, 2006, and fiscal 2006, respectively.

12.	Retirement Plans

Profit Sharing/401(k) Plan

The Company has a Profit Sharing/401(k) Plan that has a noncontributory, trusteed profit-sharing feature and a contributory, trusteed 401(k) feature. The plan is in effect for eligible associates and may be amended or terminated at any time. For fiscal 2008, charges to operations for plan contributions amounted to $8.7 million. Charges to operations for plan contributions amounted to $5.6 million, $3.8 million and $9.3 million for the 32 weeks ended June 27, 2007, the 20 weeks ended November 15, 2006, and fiscal 2006, respectively. The assets and liabilities of this plan are excluded from the Consolidated Balance Sheets.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The components of net periodic benefit expense for the retiree medical plan and the death benefit continued by the Successor (see Defined Benefit Plan, below) consisted of the following:

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Interest cost	$1,358	965	241	632
Amortization of prior service cost	—	—	532	1,873
Recognized net actuarial gain	(371)	—	—	(177)
Curtailment loss	—	—	—	1,086

Net periodic benefit expense	$987	965	773	3,414

Accumulated gain not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income was $8.2 million and $6.0 million as of June 25, 2008, and June 27, 2007, respectively. The Company expects to recognize $0.4 million of the accumulated gain as a component of net periodic benefit expense in fiscal 2009.

Changes in the post-retirement benefit obligation were as follows:

Predecessor:
Benefit obligation as of June 28, 2006	$11,765
Interest cost	241
Actuarial gain	(225)
Benefits paid	(740)

Benefit obligation as of November 15, 2006	$11,041

Successor:
Benefit obligation as of November 15, 2006	$11,041
Death benefit obligation as of November 15, 2006	17,712
Interest cost	965
Benefits paid	(944)
Actuarial gain	(6,011)

Benefit obligation as of June 27, 2007	$22,763

Interest cost	1,358
Actuarial gain	(2,596)
Benefits paid	(1,380)

Benefit obligation as of June 25, 2008	$20,145

The benefit obligation is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Fresh-start reporting resulted in the recognition of $5.6 million of unrecognized actuarial gain and prior service cost as of November 15, 2006 (see Note 1).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The discount rate used to determine net periodic benefit expense for the retiree medical plan was 4.75% for the period from June 30, 2005, to December 31, 2005. The discount rate was revised as of January 1, 2006, to 5.25% for the remainder of fiscal 2006 due to accounting for the portion of benefits related to terminated employees as a curtailment. The Company used a discount rate of 6.20% for the 20 weeks ended November 15, 2006. Due to fresh-start reporting, the Company revised the discount rate to 5.65% for the period from November 16, 2006, to June 27, 2007. The discount rate used in fiscal 2008 was 6.27%.

Assumed health care cost rates significantly affect amounts related to the retiree medical plan. The health care cost trend rate assumed was 9.0% for fiscal 2008, 9.5% for fiscal 2007, and 8.5% for fiscal 2006. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.0%, which is assumed to be reached in fiscal 2015. A one-percentage point change in assumed health care cost trend rates would have had the following effects:

	1 % Increase	1 % Decrease
Effect on total of service and interest cost	$9,463	9,119
Effect on postretirement benefit obligation	$87,423	84,769

The Company expects to pay the following benefits during the indicated fiscal years:

Fiscal 2009	$1,937
Fiscal 2010	1,905
Fiscal 2011	1,838
Fiscal 2012	1,629
Fiscal 2013	1,339
Fiscal years 2014-2018	6,352

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

For the Defined Benefit Plan, the components of net periodic benefit expense and other amounts recognized in other comprehensive loss through November 15, 2006, consisted of the following:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006
Interest cost	$1,957	4,662
Recognized net actuarial loss	672	4,375

Net periodic benefit expense	$2,629	9,037

Net loss (gain) recognized in other comprehensive loss	1,854	(16,945)

Total recognized in net periodic benefit expense and other comprehensive loss	$4,483	(7,908)

Changes in the projected benefit obligation were as follows:

Predecessor
Benefit obligation at June 28, 2006	$87,861
Interest cost	1,957
Actuarial loss	2,526
Benefits paid	(1,989)
Discharge of liability under the Plan (see Note 1)	(72,643)
Death benefit continued	(17,712)

Benefit obligation at November 15, 2006	$—

The discount rate used to determine net periodic benefit expense for the Defined Benefit Plan was 6.20% and 4.75% for the 20 weeks ended November 15, 2006 and fiscal 2006, respectively.

Supplemental Retirement Plan

The Predecessor had a defined contribution, deferred compensation supplemental retirement plan in effect for eligible management associates. On emergence, the supplemental retirement benefits were settled as unsecured claims through the issuance of stock (see Note 1) and the supplemental retirement plan was terminated.

13.	Share-Based Payments

Successor

General information

Under the Equity Incentive Plan (the “EIP”), the Compensation Committee of the Company’s Board of Directors may grant up to 7.6 million share-based payments to officers, employees and directors, among others. Grants may include stock options, restricted stock and restricted stock units, as well as other forms of share-based payments. As of June 25, 2008, 3.5 million share-based payments were available for future grant under the EIP.

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

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based payments. Total compensation expense related to share-based payments was $13.5 million and $3.5 million for fiscal 2008 and the 32 weeks ended June 25, 2007. As of June 25, 2008, the Company had $24.7 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.8 years.

Options

In accordance with the EIP, the exercise price of an option cannot be less than the fair value of the Company’s common stock on the grant date. Options generally vest in equal installments on the first three anniversary dates of the grants and expire seven years from the grant date. Changes during fiscal 2008 were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 27, 2007	2,820	$21.26
Granted	148	23.52
Exercised	(11)	23.52
Forfeited	(73)	24.05
Expired	(6)	28.01

Outstanding as of June 25, 2008	2,878	$21.30	5.74	$2,854

Exercisable as of June 25, 2008	673	$23.46	5.78	$242

Vested and expected to vest as of June 25, 2008	2,874	$21.29	5.74	$2,854

The total intrinsic value of stock options exercised during fiscal 2008 was $15.4 thousand. No options were exercised during the 32 weeks ended June 27, 2007.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent emergence from bankruptcy, its historical volatility data is not considered in determining expected volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during fiscal 2008 and the 32 weeks ended June 27, 2007, was $7.68 and $7.45, respectively, which was determined using the following assumptions:

	Fiscal 2008	32 weeks ended June 27, 2007
Risk-free interest rate range	2.38% - 4.94%	4.45% - 4.93%
Expected dividend yield	0.0%	0.0%
Expected life (years)	4.5	4.38 - 4.75
Volatility range	29.35% - 31.31%	31.14% - 35.50%

Restricted Stock Units

Restricted stock units (“RSUs”) are payable upon vesting as one share of common stock for each unit. The RSUs generally vest in equal installments on the first three anniversary dates of the grants. The RSUs do not have voting rights and are not entitled to dividends, if declared. The grant-date fair value of RSUs is equal to the closing price of the Company’s stock on the grant dates. The total value of shares vested during fiscal 2008 was $3.0 million. No shares vested during the 32 weeks ended June 27, 2007.

Changes during fiscal 2008 were:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 27, 2007	930	$15.82
Granted	285	21.37
Vested	(169)	16.86
Forfeited	(29)	19.04

Nonvested balance as of June 25, 2008	1,017	$17.10

Vested and expected to vest as of June 25, 2008	1,185	$17.09

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Predecessor

The Predecessor issued no share-based payments during the 20 weeks ended November 15, 2006. As of November 15, 2006, the following share-based payments were outstanding: 3.2 million stock options, 2.8 million RSUs, and 0.5 million shares of restricted stock. Under the Plan of Reorganization, all of these share-based payments were canceled as of the Effective Date. Share-based compensation expense for the 20 weeks ended November 15, 2006, was $11.6 million, which included the accelerated recognition of $9.2 million of share-based compensation expense due to the cancellation of the Predecessor’s share-based payments (see Note 1 regarding fresh-start reporting). Compensation expense related to share-based payments was $7.0 million for fiscal 2006. See the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, for a detailed description of the Predecessor’s share-based payments.

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

The Company leases substantially all of its stores and other facilities, as well as certain information technology equipment and transportation equipment. The majority of the Company’s lease obligations relate to real properties with remaining terms ranging from less than one year to thirty-one years. Many of the Company’s leases contain renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Lease Commitments

As of June 25, 2008, future contractual minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are:

	Capital	Operating	Subleases	Net
Fiscal Year:
2009	$9,696	227,671	(2,216)	235,151
2010	9,456	215,075	(1,512)	223,019
2011	6,114	204,738	(1,363)	209,489
2012	3,401	188,054	(953)	190,502
2013	575	171,367	(662)	171,280
Thereafter	—	856,947	(85)	856,862

Total minimum lease payments	29,242	1,863,852	(6,791)	1,886,303

Less: Amount representing interest	3,624

Present value of net minimum lease payments	$25,618

The carrying amount of the Company’s capital lease obligations of $25.6 million and $24.9 million approximates fair value as of June 25, 2008 and June 27, 2007.

Minimum rentals, contingent rentals and sublease rentals under operating leases, for both continuing and discontinued operations, were as follows:

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Minimum rentals	$197,613	119,761	76,640	233,860
Contingent rentals	376	151	108	757
Less: Sublease rentals	(1,215)	(909)	(649)	(1,559)

Total	$196,774	119,003	76,099	233,058

Closed Facilities

The following summarizes the changes in the lease liability on closed facilities of the Predecessor:

Predecessor
Balance as of June 28, 2006	$22,703
Additions/adjustments	6,988
Utilization	(1,337)
Adjustments due to lease rejections	(27,724)

Balance as of November 15, 2006	$630

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

Through the Effective Date, upon Court approval of the rejection of a real property lease, the previously recorded liability was reversed as an adjustment due to lease rejections. The reduction of those lease liabilities due to rejections was partially offset by an accrual for claims for damages due to lease rejection, as limited by §502(b)(6) of the Bankruptcy Code, which accrual was also included in liabilities subject to compromise. The net effect of the lease rejection adjustment and the claim liability accrual was included in the Consolidated Statements of Operations as a component of reorganization items for periods through November 15, 2006.

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

Financial Information

The following summarizes the results of the Company’s discontinued operations:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006
Net sales from discontinued operations	$24,180	745,058

Earnings (loss) from discontinued operations	$2,333	(145,654)
Gain (loss) on disposal of discontinued operations	17,922	(320,846)

Net earnings (loss) from discontinued operations	$20,255	(466,500)

The following tables detail the net restructuring charge (gain) and (gain) loss on disposal of discontinued operations:

	Predecessor
	20 weeks ended Nov. 15, 2006	Fiscal 2006
Restructuring:
Gain on sale/retirement, net	$(465)	(50,435)
Lease termination costs	154	32,804
Employee termination costs	228	5,385
Other location closing costs	869	4,547

Restructuring charge (gain), net	$786	(7,699)

(Gain) loss on disposal of discontinued operations:
Gain on sale/retirement, net	$(30,296)	(60,450)
LIFO liquidation	—	(39,820)
Lease termination costs	10,691	373,328
Employee termination (gain) costs	(11)	21,524
Other location closing costs	1,694	26,264

Net (gain) loss on disposal	$(17,922)	320,846

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

The Company’s primary commercial general liability, business interruption, workers’ compensation, property loss and auto liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverages. Above the respective primary policy limits, the Company maintains commercial property and liability umbrella and excess workers’ compensation liability stop-loss coverage. Excess insurance applies above retentions of $2.0 million per occurrence for automobile and general liability, $1.5 million per occurrence for workers’ compensation, $10.0 million per occurrence for property losses and business interruption losses related to named windstorms and $5.0 million aggregate for all other property losses in excess of $0.1 million per occurrence. The Company also self-insures its employee medical benefits program.

The reserve for self-insurance related to workers’ compensation, general liability and auto liability was $183.2 million and $203.5 million as of June 25, 2008, and June 27, 2007, respectively, and is included in reserve for self-insurance liabilities in the accompanying Consolidated Balance Sheets. For fiscal 2008, this reserve decreased due to expense of $25.8 million, offset by payments of $46.2 million; this expense amount includes a $30.6 million benefit from favorable development, primarily related to

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

workers’ compensation claims. For the 32 weeks ended June 27, 2007, this reserve decreased due to expense of $15.9 million, offset by payments of $27.2 million; this expense amount includes a $20.6 million benefit from favorable development, primarily related to workers’ compensation claims. For the 20 weeks ended November 15, 2006, this reserve increased due to expenses of $23.5 million and a reclassification of pre-petition amounts of $3.0 million, offset by payments of $19.9 million.

The Company incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. The Company expects to be fully covered for losses in excess of its then-applicable $10 million annual windstorm and $5 million annual flood insurance deductibles. Substantial expenditures to repair damage and replenish inventory were required in advance of the receipt of insurance proceeds, which negatively affected liquidity. As of June 25, 2008, the Company had received total advances totaling $105.1 million on its claims for the fiscal 2006 storms, and has a receivable of $2.2 million.

17.	Supplemental Cash Flows Information

	Successor		Predecessor
	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal 2006
Interest paid	$8,441	3,360	4,716	10,576
Interest and dividends received	$8,650	7,044	4,316	3,852
Income taxes paid	$322	4,151	—	—
Income taxes received	$15,178	32,015	614	616

The Company entered into capital leases totaling $8.4 million, $14.9 million and $3.5 million during fiscal 2008, the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006, respectively. Purchases of property, plant and equipment included in accounts payable were $18.5 million and $19.9 million as of June 25, 2008 and June 27, 2007, respectively. During fiscal 2008, the Company purchased equipment of $5.0 million through setoff against accounts receivables. See Note 1 regarding non-cash activities related to fresh-start reporting.

18.	Commitments and Contingencies

Purchase Commitments

The Company enters into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products, and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Certain of these contracts are cancelable, typically upon return of the related vendor allowances. Remaining purchase obligations for both non-cancelable contracts, contracts for which the Company’s obligations on cancellation are not specified, and open purchase orders totaled

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

$176.0 million as of June 25, 2008, with remaining terms that range from one to three years, based on anticipated purchase volumes when applicable. These contracts are not recorded in the Consolidated Balance Sheets.

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

Litigation - Post-emergence matters

In December 2007, 26 current and former employees filed a putative class action lawsuit in the Circuit Court for Brevard County, Florida against Winn-Dixie Stores, Inc. alleging company-wide systemic age discrimination under the Florida Civil Rights Act with respect to the terms and conditions of their employment and that of others who were similarly-situated. The Company denies all allegations raised in the lawsuit, has answered the complaint and has filed motions asserting various defenses to the claims. The Company has removed the case to the bankruptcy court on the ground that the action is, either partially or in its entirety, barred by the Company’s Plan of Reorganization. The Company has also filed an adversary proceeding in the bankruptcy court against the current and former employees as well as their counsel regarding claims barred by the Plan of reorganization. Discovery in the bankruptcy court is underway. The Company’s state court motions are pending.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

19.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Also in February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amends SFAS No. 157, to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS 157-1 is effective with the initial adoption of SFAS 157. The effect of the adoption of SFAS 157 is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument–by–instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s fiscal year that begins June 26, 2008. The effect the adoption of SFAS 159 is not expected to be material.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and as such, the Company will adopt this standard in fiscal 2010. Management has not yet determined the impact of SFAS 141R on the consolidated financial statements. As disclosed in Note 9, the Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Benefits associated with recognition of tax attributes that existed at the time of emergence from bankruptcy protection currently reduce intangible assets. Upon adoption of SFAS141R, subsequent reversals of the valuation allowance will instead be reflected in income tax expense.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of GAAP as presented in SFAS No. 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

20.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 25, 2008, and June 27, 2007. Earnings (loss) per share amounts for each quarter are computed individually and may not equal the amount computed for the entire year.

	Successor
	Quarters Ended
	Sept. 19 (12 Weeks)	Jan. 9 (16 Weeks)	Apr. 2 (12 Weeks)	June 25 (12 Weeks)
Fiscal 2008
Net sales	$1,620,898	2,246,968	1,722,829	1,690,754
Gross profit on sales	$446,355	599,026	483,080	455,090
Net (loss) income	$(790)	4,071	15,024	(5,493)
Basic and diluted (loss) earnings per share	$(0.01)	0.08	0.28	(0.10)

	Predecessor		Successor
	Periods Ended
	Sept. 20 (12 Weeks)	Nov. 15 (8 weeks)	Jan. 10 (8 Weeks)	Apr. 4 (12 Weeks)	June 27 (12 Weeks)
Fiscal 2007
Sales from continuing operations	$1,609,826	1,066,852	1,164,192	1,683,829	1,676,462
Gross profit on sales from continuing operations	$424,430	282,607	291,158	469,981	468,159
Net (loss) income from continuing operations	$(40,872)	292,746	(9,949)	17,829	20,585
Net income from discontinued operations	$16,259	3,996	—	—	—
Net (loss) income	$(24,613)	296,742	(9,949)	17,829	20,585
Basic and diluted (loss) earnings per share from continuing operations	$(0.29)	2.07	(0.18)	0.33	0.38
Basic and diluted (loss) earnings per share	$(0.17)	2.10	(0.18)	0.33	0.38

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Fourth Quarter Results of Operations
	Successor	Successor
	June 25, 2008 (12 Weeks)	June 27, 2007 (12 Weeks)
Net sales	$1,690,754	1,676,462
Cost of sales, including warehouse and delivery expenses	1,235,664	1,208,303

Gross profit on sales	455,090	468,159
Other operating and administrative expenses	460,670	439,370
Impairment charges	792	—

Operating (loss) income	(6,372)	28,789
Interest expense (income), net	509	(1,270)

(Loss) income before income taxes	(6,881)	30,059
Income tax (benefit) expense	(1,388)	9,474

Net (loss) income	$(5,493)	20,585

In the fourth quarter of fiscal 2008, the Company recorded an adjustment to its self-insurance reserves, which included a reduction in expenses of $12.3 million related to favorable development of prior years’ claims, primarily workers’ compensation claims and though offsetting, general liability expense for the year was higher and workers’ compensation expense for the year was lower than expected. This adjustment decreased cost of sales by $2.0 million and other operating and administrative expenses by $10.3 million.

In the fourth quarter of fiscal 2007, the Company recorded an adjustment to its self-insurance reserves, which included a reduction in expenses of $20.6 million related to favorable development of prior years’ claims, primarily workers’ compensation claims. This adjustment decreased cost of sales by $3.2 million and other operating and administrative expenses by $17.4 million.

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Additions charged to expense	Deductions from reserves		Balance at end of period
Successor:
Fiscal year ended June 25, 2008:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$341,179	82,107	88,715		334,571
Allowance for doubtful receivables	$3,663	7,015	8,772		1,906
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$203,544	25,792	46,176		183,160
32 weeks ended June 27, 2007:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$319,857	41,080	19,758	(2)	341,179
Allowance for doubtful receivables	$9,009	3,414	8,760		3,663
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$214,847	15,907	27,210		203,544
Predecessor:
20 weeks ended November 15, 2006:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$567,827	—	247,970	(3)	319,857
Allowance for doubtful receivables	$9,537	4,243	4,771		9,009
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$208,182	26,577	19,912		214,847
Fiscal year ended June 28, 2006:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$463,151	104,676	—		567,827
Allowance for doubtful receivables	$10,668	13,340	14,471		9,537
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$195,525	62,658	50,001		208,182

(1)	Contains reserve for workers’ compensation, general liability and auto liability and does not include reserves for the Company’s self-insured medical program.

(2)	Amount relates to tax attributes that existed as of November 15, 2006, and reduced intangible assets.

(3)	Amount includes adjustment as required for the adoption of fresh-start reporting as of November 15, 2006.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 25, 2008, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 25, 2008, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 25, 2008. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management concluded that the Company maintained effective internal control over financial reporting as of June 25, 2008.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 25, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 25, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Winn-Dixie Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Winn-Dixie Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 25, 2008, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 25, 2008 and June 27, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended June 25, 2008 (Successor Company), the 32 weeks ended June 27, 2007 (Successor Company), the 20 weeks ended November 15, 2006 (Predecessor Company), and the year ended June 28, 2006 (Predecessor Company), and our report dated August 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida

Certified Public Accountants

August 25, 2008

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item not otherwise set forth below is presented under the captions “Our Board of Directors – Information About Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Audit Committee,” and “Corporate Governance – Nominating and Corporate Governance Committee” in our 2008 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

Executive Officers of the Company

Officers serve until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of June 25, 2008. The year appointed to current position and year first employed by the Company are both based on a calendar year.

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE

Peter L. Lynch	55	President and Chief Executive Officer	2004	2004

Larry B. Appel	47	Senior Vice President, General Counsel and Corporate Secretary	2002	2002

Anthony L. Austin	50	Senior Vice President, Human Resources	2006	2006

Frank O. Eckstein	61	Senior Vice President, Retail Operations	2005	2005

David F. Henry	58	Senior Vice President, Marketing	2003	2001

Bennett L. Nussbaum	61	Senior Vice President and Chief Financial Officer	2004	2004

Daniel Portnoy	51	Senior Vice President and Chief Merchandising and Marketing Officer	2007	2007

Phillip E. Pichulo	59	Group Vice President, Development	2006	2006

Christopher L. Scott	45	Group Vice President, Logistics & Distribution	2006	2002

Charles M. Weston	60	Group Vice President, Information Technology	2005	2004

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE

D. Michael Byrum	55	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Sheila C. Reinken	47	Vice President, Finance and Treasurer	2006	2006

•	President and Chief Executive Officer, Mr. Lynch was most recently President and Chief Operating Officer of Albertson’s, Inc. from 2000 to July 2003.

•

Senior Vice President, General Counsel and Corporate Secretary, Mr. Appel has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Senior Vice President, Human Resources, Mr. Austin was most recently Executive Vice President of Human Resources, Tenet Healthcare, from 2001-2004.

•

Senior Vice President, Retail Operations, Mr. Eckstein was most recently Senior Vice President, Retail Systems of Albertson’s, Inc. from 2004 to June 2005 and for the two previous years, he was Senior Vice President, DFW Division of Albertson’s, Inc.

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

•

Group Vice President, Logistics and Distribution, Mr. Scott has held the following positions with the Company: Vice President, Distribution and Logistics, 2004 to 2005; and Senior Director of Distribution Operations in Logistics, 2003 to 2004.

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

•

Vice President, Finance and Treasurer, Ms. Reinken was most recently Chief Financial Officer of vFinance, Inc. from 2005 to 2006. She was Vice President, Finance, for Burger King Corporation from 2002 to 2004.

Code of Ethics and Code of Conduct

We adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, chief accounting officer and treasurer. The Code of Ethics was previously filed as exhibit 14.1 to Form 10-K for the year ended June 27, 2007, which Exhibit is herein incorporated by reference. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our web site promptly following the date of such amendment or waiver. We also have a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all Company associates, including senior executive and financial officers. Both the Code of Ethics and the Code of Conduct are available on our web site at www.winn-dixie.com, under the “Investors” link under the “Corporate Governance” caption.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is presented under the captions “Executive Compensation,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is presented under the captions “Equity Compensation Plans” and “Stock Ownership by Directors, Management and 5% Shareholders” in our 2008 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is presented under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Board Structure” in our 2008 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is presented under the caption “Audit Committee Report – Independent Registered Public Accounting Firm Fees and Services” in our 2008 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 33 of this report.

(2)	Financial Statement Schedules: See Schedule II at Item 8 on page 80 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 89 through 90 hereof.

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 8-K on August 11, 2006, which Exhibit is herein incorporated by reference.

2.2	First Modification to Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 20, 2006, which Exhibit is herein incorporated by reference.

2.3	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

4.1	Registration Rights Agreement dated as of December 5, 2006.	Previously filed as Exhibit 4.1 to Form 8-K on December 11, 2006, which Exhibit is herein incorporated by reference.

10.1*	Employment Agreement, dated October 23, 2006, between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on November 20, 2006, which Exhibit is herein incorporated by reference.

10.2*	First Amendment to Employment Agreement, dated November 20, 2007 between Winn-Dixie Stores, Inc. and Peter Lynch.

10.3	Amended and Restated Credit Agreement, dated November 21, 2006, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, and Wachovia Bank, National Association, as the Administrative Agent and Collateral Agent for the Lenders.	Previously filed as Exhibit 10.1 to Form 8-K on November 28, 2006, which Exhibit is herein incorporated by reference.

10.4*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Non-Qualified Stock Option Award Agreement.	Previously filed as Exhibit 10.2 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.5*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	Previously filed as Exhibit 10.3 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.6*	Winn-Dixie Stores, Inc. Directors’ Deferred Compensation Plan.	Previously filed as Exhibit 10.7 on Form 10-K on August 28, 2007, with Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Amended and Restated Equity Incentive Plan.	Previously filed as Exhibit 10.1 on Form 10-Q on February 19, 2008, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Executive Severance Plan, effective January 31, 2008.	Previously filed as Exhibit 10.1 to Form 8-K on March 10, 2008, which Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.9*	Election Form and Waiver Agreement executed August 22, 2007, between Winn-Dixie Stores, Inc. and Thomas P. Robbins.	Previously filed as Exhibit 10.1 to Form 10-Q on October 29, 2007, which Exhibit is herein incorporated by reference.

11.0	Computation of Earnings Per Share.	See Note 4 of Notes to Consolidated Financial Statements.

14.1	Senior Executive and Financial Officers’ Code of Ethics of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 14.1 to Form 10-K for the year ended June 27, 2007, which Exhibit is herein incorporated by reference.

14.2	Code of Conduct	Previously filed as Exhibit 14.2 to Form 10-K for the year ended June 27, 2007, which Exhibit is herein incorporated by reference.

21.0	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Peter L. Lynch
Peter L. Lynch
President and Chief Executive Officer

Date:	August 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter L. Lynch (Peter L. Lynch)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 25, 2008

/s/ Bennett L. Nussbaum (Bennett L. Nussbaum)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2008

/s/ D. Michael Byrum (D. Michael Byrum)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2008

/s/ Evelyn V. Follit (Evelyn V. Follit)	Director	August 25, 2008

/s/ Charles P. Garcia (Charles P. Garcia)	Director	August 25, 2008

/s/ Jeffrey C. Girard (Jeffrey C. Girard)	Director	August 25, 2008

/s/ Yvonne R. Jackson (Yvonne R. Jackson)	Director	August 25, 2008

/s/ Gregory P. Josefowicz (Gregory P. Josefowicz)	Director	August 25, 2008

/s/ James P. Olson (James P. Olson)	Director	August 25, 2008

/s/ Terry Peets (Terry Peets)	Director	August 25, 2008