Form 10-Q
period 2008-09-17
WINN DIXIE STORES INC
filed 2008-10-27
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 17, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-3657

WINN-DIXIE STORES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0514290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Edgewood Court, Jacksonville, Florida	32254-3699
(Address of principal executive offices)	(Zip Code)

(904) 783-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of October 15, 2008, 54,286,227 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 weeks ended
	September 17, 2008	September 19, 2007
Amounts in thousands except per share data

Net sales	$1,675,935	1,620,898
Cost of sales, including warehouse and delivery expenses	1,209,177	1,174,543

Gross profit on sales	466,758	446,355
Other operating and administrative expenses	468,102	448,644

Operating loss	(1,344)	(2,289)
Interest expense (income), net	1,002	(1,435)

Loss before income taxes	(2,346)	(854)
Income tax benefit	(76)	(64)

Net loss	$(2,270)	(790)

Basic and diluted loss per share	$(0.04)	(0.01)

Weighted average common shares outstanding-basic and diluted	54,223	53,901

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	September 17, 2008	June 25, 2008
ASSETS
Current assets:
Cash and cash equivalents	$161,928	201,275
Trade and other receivables, less allowance for doubtful receivables of $1,964 ($1,906 at June 25, 2008)	69,839	79,912
Insurance claims receivable	—	2,197
Income tax receivable	5,245	4,874
Merchandise inventories, less LIFO reserve of $31,892 ($24,738 at June 25, 2008)	649,189	649,022
Prepaid expenses and other current assets	34,477	42,099

Total current assets	920,678	979,379

Property, plant and equipment, net	469,245	446,866
Intangible assets, net	287,738	294,775
Deferred tax assets, non-current	38,850	39,454
Other assets, net	9,209	15,047

Total assets	$1,725,720	1,775,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$8,700	7,920
Accounts payable	291,427	340,211
Reserve for self-insurance liabilities	77,267	73,365
Accrued wages and salaries	62,821	77,575
Accrued rent	42,032	39,464
Deferred tax liabilities	49,857	50,557
Accrued expenses	82,887	76,244

Total current liabilities	614,991	665,336

Reserve for self-insurance liabilities	121,000	121,000
Long-term borrowings under credit facility	—	58
Unfavorable leases	123,128	126,049
Obligations under capital leases	20,258	17,698
Other liabilities	19,650	19,753

Total liabilities	899,027	949,894

Commitments and contingent liabilities (Notes 1 and 6)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 54,383,983 shares issued and 54,285,456 outstanding at September 17, 2008, and 54,179,890 shares issued and 54,081,363 outstanding at June 25, 2008.	54	54
Additional paid-in-capital	779,494	776,059
Retained earnings	39,007	41,277
Accumulated other comprehensive income	8,138	8,237

Total shareholders’ equity	826,693	825,627

Total liabilities and shareholders’ equity	$1,725,720	1,775,521

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	12 weeks ended
Amounts in thousands	September 17, 2008	September 19, 2007
Cash flows from operating activities:
Net loss	$(2,270)	(790)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sales of assets, net	(175)	111
Depreciation and amortization	24,029	17,460
Share-based compensation	3,435	2,765
Deferred income taxes	(76)	—
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	465	868
Trade, insurance and other receivables	12,270	7,808
Merchandise inventories	(167)	16,969
Prepaid expenses and other current assets	7,622	(403)
Accounts payable	(28,100)	4,355
Income taxes payable/receivable	444	(143)
Reserve for self-insurance liabilities	3,902	3,167
Accrued expenses and other	(5,584)	1,780

Net cash provided by operating activities	15,795	53,947

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,275)	(43,860)
Decrease (increase) in investments and other assets, net	4,532	(5,144)
Other, net	536	(17)

Net cash used in investing activities	(32,207)	(49,021)

Cash flows from financing activities:
Gross borrowings on credit facilities	4,585	2,255
Gross payments on credit facilities	(4,643)	(2,184)
(Decrease) increase in book overdrafts	(20,684)	2,190
Principal payments on capital leases	(2,193)	(1,686)

Net cash (used in) provided by financing activities	(22,935)	575

(Decrease) increase in cash and cash equivalents	(39,347)	5,501
Cash and cash equivalents at beginning of period	201,275	201,946

Cash and cash equivalents at end of period	$161,928	207,447

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

Claims Resolution and Plan Distributions: As of September 17, 2008, 46.5 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $920.6 million in allowed amounts; 0.1 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $2.4 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.4 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

2.	Summary of Significant Accounting Policies and Other Matters

General: All information in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2008. See Note 3 to the Consolidated Financial Statements in that Form 10-K for a more detailed discussion of the Company’s significant accounting policies.

The Company: As of September 17, 2008, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 521 retail stores, with five fuel centers and 66 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and one manufacturing facility.

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

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 17, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 24, 2009.

The condensed consolidated balance sheet as of June 25, 2008, was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2008.

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $153.1 million and cash in stores of $8.8 million as of September 17, 2008, and United States government obligations money market funds of $192.2 million and cash in stores of $9.1 million as of June 25, 2008. Book overdrafts of $4.8 million and $25.5 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of September 17, 2008, and June 25, 2008, respectively.

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

Excluded from the calculation are approximately 6.2 million and 4.0 million anti-dilutive CSEs for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively.

Comprehensive Loss: Comprehensive loss was $2.4 million and $0.9 million for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively. Other comprehensive loss consists primarily of changes in post-retirement benefits.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

3.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $7.2 million and $1.2 million for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively.

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

4.	Retirement Plans

The following table provides the components of the periodic benefit expense for the retiree medical plan and the death benefit.

	12 weeks ended
	September 17, 2008	September 19, 2007
Interest cost	$298	313
Amortization of actuarial gain	(99)	(86)

Net periodic benefit expense	$199	227

5.	Share-Based Payments

Total compensation expense related to share-based payments was $3.4 million and $2.8 million for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively. As of September 17, 2008, the Company had $36.9 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 2.3 years.

Options

Changes in options during the 12 weeks ended September 17, 2008, were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 25, 2008	2,878	$21.30
Granted	1,145	14.06
Forfeited	(6)	23.38

Outstanding as of September 17, 2008	4,017	$19.24	5.93	$—

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent emergence from bankruptcy, its historical volatility data is not considered in determining expected volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 12 weeks ended September 17, 2008, and September 19, 2007, was $4.39 and $10.05, respectively, which was determined using the following assumptions:

	12 weeks ended
	September 17, 2008	September 19, 2007
Risk-free interest rate range	2.8%	4.2% - 4.9%
Expected dividend yield	0.0%	0.0%
Expected life (years)	4.8	4.5
Volatility	30.6%	31.3%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Changes in the restricted stock units during the 12 weeks ended September 17, 2008, were:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 25, 2008	1,017	$17.10
Granted	807	14.06
Vested	(204)	17.01
Forfeited	(4)	19.43

Nonvested balance as of September 17, 2008	1,616	$15.59

6.	Commitments and Contingencies

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

Litigation - Bankruptcy and pre-petition matters

On the Petition Date, Winn-Dixie Stores, Inc., and 23 of its then-existing subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc., did not file petitions under Chapter 11 of the Bankruptcy Code. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan to address objections to confirmation of the Plan. On November 9, 2006, the Court entered its order confirming the Plan of Reorganization.

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

While no one can predict the outcome of any pending or threatened litigation with certainty, management believes that any resolution of these proceedings will not have a material adverse effect on its financial condition or results of operations.

7.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

2”). Also in February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amends SFAS No. 157, to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS 157-1 is effective with the initial adoption of SFAS 157. The Company elected to apply the provisions of FSP 157-2, and therefore will defer the requirement of SFAS 157 as it relates to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until June 25, 2009. The adoption of SFAS 157 did not have an effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 on June 26, 2008, did not have an effect on the Company’s consolidated financial statements as the Company did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and as such, the Company will adopt this standard in fiscal 2010. Management has not yet determined the impact of SFAS 141R on the consolidated financial statements. The Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Benefits associated with recognition of tax attributes that existed at the time of emergence from bankruptcy protection currently reduce intangible assets. Upon adoption of SFAS 141R, subsequent reversals of the valuation allowance will instead be reflected as reductions in income tax expense.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162 and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

8.	Subsequent Event

Subsequent to September 17, 2008, the Company reached a final settlement with its insurers related to its claim resulting from hurricanes that occurred in fiscal 2006. The Company received final payments totaling approximately $25.0 million that will be recognized as a gain in the statement of operations for the 16 weeks ending January 7, 2009.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of September 17, 2008, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2008, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K could cause our actual results to differ materially from the expected results described in our forward-looking statements.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

General. The information below should be read in conjunction with Note 1 to the Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 25, 2008.

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

Claims Resolution and Plan Distributions. As of September 17, 2008, 46.5 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $920.6 million in allowed amounts; 0.1 million shares were held by the disbursing agent for distribution to holders of allowed unsecured claims that totaled $2.4 million in allowed amounts, pending such holders satisfaction of tax requirements; and 7.4 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

OVERVIEW

We continued to make progress this quarter in our multi-year turnaround plan, including progress in our remodel program, achievement of an increase in identical store sales and an increase in gross margin. Our identical store sales increase for the 12 weeks ended September 17, 2008, was 3.0% compared to the same period in the prior fiscal year resulting from an increase in basket size of 5.7% offset by a decrease in transaction count of 2.5%. Identical store sales were positively impacted by food price inflation, hurricanes and tropical storms, and remodels, but were partially offset by competitive factors and a mix shift in pharmacy to more generics. Gross margin improved 40 basis points as compared to the 12 weeks ended September 19, 2007, primarily related to pricing and promotional programs. We experienced a year over year increase in operating and administrative expenses primarily related to depreciation charges due to our remodel program and salaries, primarily related to retail labor.

RESULTS OF OPERATIONS

Net sales. Net sales for the 12 weeks ended September 17, 2008, were $1.7 billion, an increase of $55.0 million, or 3.4%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales increased 3.0% for the 12 weeks ended September 17, 2008, compared to the same period in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The increase in our identical store sales for the 12 weeks ended September 17, 2008, was the result of an increase in basket size (average sales per customer visit on identical store sales) of 5.7% offset by a decrease in transaction count (number of customer visits on identical store sales) of 2.5%.

We believe food price inflation was the largest contributor to the increase in our basket size and our identical store sales increase. Other factors that impacted our identical store sales include, but are not limited to, competitive activity and other general market factors; sales increases in areas impacted by hurricanes and a tropical storm; a sales mix shift from brand name pharmaceutical products to generic; and sales increases related to remodeled stores.

During the 12 weeks ended September 17, 2008, Hurricanes Gustav and Ike and Tropical Storm Fay impacted many of our stores in our operating area. We experienced a sales lift from these storms with an approximate 110 basis point impact on identical sales from pre-storm purchases and reopening stores before certain competitors, which was partially offset by sales losses during temporary closures.

The percentage of generic pharmaceutical products sold versus branded products was higher than the same period in the prior fiscal year, resulting in a negative impact on identical sales for the 12 weeks ended September 17, 2008, of approximately 100 basis points.

Gross Profit on Sales. Gross profit on sales increased $20.4 million for the 12 weeks ended September 17, 2008, compared to the same period in the prior fiscal year. As a percentage of net sales, gross margin was 27.9% and 27.5% for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively.

For the 12 weeks ended September 17, 2008, the gross margin improved by approximately 40 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to product mix changes (60 basis points) and operational improvements that reduced inventory shrink (30 basis points). These improvements of 90 basis points were offset partially by an increase in the LIFO charge (30 basis points) due primarily to an increase in food inflation and other items (20 basis points).

Product mix changes were due primarily to the impact of higher percentages of private label products sold as compared to the same period in the prior fiscal year.

Product losses and warehousing preparation expenses related to Hurricanes Gustav and Ivan and Tropical Storm Fay included in cost of sales were $2.0 million during the 12 weeks ended September 17, 2008.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased by $19.5 million for the 12 weeks ended September 17, 2008, as compared to the same period in the prior fiscal year. As a percentage of net sales, other operating and administrative expense was 27.9% and 27.7% for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively.

Several items contributed to the increase in operating and administrative expenses for the 12 weeks ended September 17, 2008, as compared to the same period in the prior fiscal year as follows (in millions):

Depreciation and amortization, primarily related to store remodeling program	$6.8
Salaries, primarily related to retail labor	6.6
Utilities, primarily related to higher rates	3.1
Hurricanes and tropical storm-related expenses	1.6
Share-based compensation, due to additional grants	0.7
Other, net	0.7

$19.5

Interest Expense (Income), Net. Interest expense (income), net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense (income), net was $1.0 million and $(1.4) million for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively. The increase in interest expense (income), net is related to lower investment returns due to less invested cash and lower rates of return during the 12 weeks ended September 17, 2008, as compared to the same period in the prior fiscal year. Interest income was $0.7 million and $2.6 million for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively.

Income Taxes. Income tax benefit was $76 thousand and $64 thousand for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively. The effective tax rate was a benefit of 3.2% and 7.5% for the 12 weeks ended September 17, 2008, and September 19, 2007, respectively. The rates reflected the maintenance of a full valuation allowance and the benefit related to certain refundable credits.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

For the 12 weeks ended September 17, 2008, we recognized tax attributes that existed as of November 15, 2006, totaling $0.9 million and thereby reduced intangible assets by these amounts.

As of September 17, 2008, we had NOL carryforwards for federal income tax purposes of approximately $550 million that will begin to expire in fiscal 2025. There is no limitation currently imposed on the utilization of our NOLs.

As of September 17, 2008, we had $20.3 million of unrecognized tax benefits which, if recognized, $2.0 million of this amount would change the effective tax rate. We do not anticipate that we will record any significant change in our unrecognized tax benefit during the remainder of fiscal 2009.

Net Loss. Net loss was $2.3 million and $0.8 million for the 12 weeks ended September 17, 2008 and September 19, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of September 17, 2008, we had $653.1 million of liquidity, comprised of $491.2 million of borrowing availability under the Credit Agreement and $161.9 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2009 will be funded substantially by cash flows from operations, working capital improvements, and cash on hand. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the remainder of fiscal 2009. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2009 to operate our business and fund our capital-spending program.

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc., and certain of our subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of our subsidiaries and are secured by senior liens on substantially all of our assets. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006) and Amendment 1 to the Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2008). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability, and Reserves.

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 12 weeks ended September 17, 2008. As of September 17, 2008, no amount was outstanding.

Borrowing availability was $491.2 million as of September 17, 2008, as summarized below (in thousands):

September 17, 2008
Lesser of Borrowing Base or Credit Agreement capacity [1]	$541,200
Outstanding borrowings	—

Excess Availability	541,200
Limitation on Excess Availability	(50,000)

Borrowing availability	$491,200

[1]	Net of Reserves of $180.2 million, including $162.5 million related to outstanding letters of credit.

As shown in the table above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of September 17, 2008, letters of credit totaling $162.5 million were issued under the Credit Agreement. Substantially all outstanding letters of credit related to workers’ compensation programs.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 12 weeks ended September 17, 2008, and September 19, 2007, (in thousands):

	12 weeks ended
	September 17, 2008	September 19, 2007
Cash provided by (used in):
Operating activities	$15,795	53,947
Investing activities	(32,207)	(49,021)
Financing activities	(22,935)	575

Operating Activities. For the 12 weeks ended September 17, 2008, net cash provided by operating activities was $15.8 million, due primarily to operating cash flows. During the 12 weeks ended September 17, 2008, we collected $2.2 million of proceeds from insurance claims. For the 12 weeks ended September 19, 2007, net cash provided by operating activities was $53.9 million due primarily to operating cash flows and changes in working capital items.

Investing Activities. For the 12 weeks ended September 17, 2008, and September 19, 2007, net cash used in investing activities was $32.2 million and $49.0 million, respectively, due primarily to expenditures for our store-remodeling program.

Financing Activities. For the 12 weeks ended September 17, 2008, net cash used in financing activities of $22.9 million related primarily to a decrease in book overdrafts. For the 12 weeks ended September 19, 2007, net cash provided by financing activities of $575 thousand related primarily to an increase in book overdrafts.

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

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the first quarter of fiscal 2009 are consistent with those included in our annual report on Form 10-K for the fiscal year ended June 25, 2008. See Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a description of recent accounting pronouncements and the impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 17, 2008, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of September 17, 2008, we had no borrowing outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 17, 2008, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 17, 2008, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 17, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 6 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 25, 2008, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 25, 2008. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Amendment Number 1 to Amended and Restated Credit Agreement dated as of September 2, 2008.	Previously filed as Exhibit 99.1 to Form 8-K on September 4, 2008, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: October 27, 2008	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 27, 2008	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

10.1	Amendment Number 1 to Amended and Restated Credit Agreement dated as of September 2, 2008.	Previously filed as Exhibit 99.1 to Form 8-K on September 4, 2008, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.