Form 10-Q
period 2009-01-07
WINN DIXIE STORES INC
filed 2009-02-11
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 7, 2009

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

As of February 4, 2009, 54,331,249 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	16 weeks ended
	January 7, 2009	January 9, 2008
Amounts in thousands except per share data
Net sales	$2,250,046	2,246,968
Cost of sales, including warehouse and delivery expenses	1,617,551	1,647,942

Gross profit on sales	632,495	599,026
Other operating and administrative expenses	620,236	591,560
Gain on insurance settlement	(22,430)	—
Impairment charges	1,666	210

Operating income	33,023	7,256
Interest expense (income), net	1,591	(1,080)

Income before income taxes	31,432	8,336
Income tax expense	15,330	4,265

Net income	$16,102	4,071

Basic and diluted earnings per share	$0.30	0.08

Weighted average common shares outstanding-basic	54,309	53,901

Weighted average common shares outstanding-diluted	54,571	54,176

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	28 weeks ended
Amounts in thousands except per share data	January 7, 2009	January 9, 2008
Net sales	$3,925,981	3,867,866
Cost of sales, including warehouse and delivery expenses	2,826,728	2,822,485

Gross profit on sales	1,099,253	1,045,381
Other operating and administrative expenses	1,088,338	1,040,204
Gain on insurance settlement	(22,430)	—
Impairment charges	1,666	210

Operating income	31,679	4,967
Interest expense (income), net	2,593	(2,515)

Income before income taxes	29,086	7,482
Income tax expense	15,254	4,201

Net income	$13,832	3,281

Basic and diluted earnings per share	$0.25	0.06

Weighted average common shares outstanding-basic	54,272	53,901

Weighted average common shares outstanding-diluted	54,507	54,306

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	January 7, 2009	June 25, 2008
ASSETS
Current assets:
Cash and cash equivalents	$145,056	201,275
Trade and other receivables, less allowance for doubtful receivables of $2,329 ($1,906 at June 25, 2008)	77,610	79,912
Insurance claims receivable	—	2,197
Income tax receivable	6,259	4,874
Merchandise inventories, less LIFO reserve of $41,432 ($24,738 at June 25, 2008)	661,458	649,022
Prepaid expenses and other current assets	33,645	42,099

Total current assets	924,028	979,379

Property, plant and equipment, net	518,737	446,866
Intangible assets, net	263,802	294,775
Deferred tax assets, non-current	37,645	39,454
Other assets, net	5,981	15,047

Total assets	$1,750,193	1,775,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$10,158	7,920
Accounts payable	306,028	340,211
Reserve for self-insurance liabilities	78,668	73,365
Accrued wages and salaries	71,946	77,575
Accrued rent	30,865	39,464
Deferred tax liabilities	48,711	50,557
Accrued expenses	78,261	76,244

Total current liabilities	624,637	665,336

Reserve for self-insurance liabilities	115,302	121,000
Long-term borrowings under credit facility	—	58
Unfavorable leases	119,265	126,049
Obligations under capital leases	24,667	17,698
Other liabilities	19,591	19,753

Total liabilities	903,462	949,894

Commitments and contingent liabilities (Notes 1 and 8)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 54,428,293 shares issued and 54,329,766 outstanding at January 7, 2009, and 54,179,890 shares issued and 54,081,363 outstanding at June 25, 2008.	54	54
Additional paid-in-capital	783,562	776,059
Retained earnings	55,109	41,277
Accumulated other comprehensive income	8,006	8,237

Total shareholders’ equity	846,731	825,627

Total liabilities and shareholders’ equity	$1,750,193	1,775,521

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	28 weeks ended
Amounts in thousands	January 7, 2009	January 9, 2008
Cash flows from operating activities:
Net income	$13,832	3,281
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of assets, net	(20)	145
Gain on insurance settlement	(22,430)	—
Impairment charges	1,666	210
Depreciation and amortization	53,392	43,963
Share-based compensation	7,503	6,856
Deferred income taxes	15,254	4,335
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	1,271	1,753
Trade, insurance and other receivables	13,651	(4,524)
Merchandise inventories	(12,436)	(10,966)
Prepaid expenses and other current assets	8,454	(988)
Accounts payable	(29,473)	33,899
Income taxes payable/receivable	451	(234)
Reserve for self-insurance liabilities	(395)	(9,082)
Accrued expenses and other	(14,256)	(16,427)

Net cash provided by operating activities	36,464	52,221

Cash flows from investing activities:
Purchases of property, plant and equipment	(107,405)	(108,647)
Decrease (increase) in investments and other assets, net	6,017	(7,695)
Sales of assets	433	118
Purchases of marketable securities	—	(72,090)
Sales of marketable securities	—	35,466
Proceeds from insurance	17,601	—

Net cash used in investing activities	(83,354)	(152,848)

Cash flows from financing activities:
Gross borrowings on credit facilities	7,740	6,654
Gross payments on credit facilities	(7,798)	(6,668)
(Decrease) increase in book overdrafts	(4,710)	4,487
Principal payments on capital leases	(4,561)	(4,024)

Net cash (used in) provided by financing activities	(9,329)	449

Decrease in cash and cash equivalents	(56,219)	(100,178)
Cash and cash equivalents at beginning of period	201,275	201,946

Cash and cash equivalents at end of period	$145,056	101,768

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

Claims Resolution and Plan Distributions: As of January 7, 2009, 46.8 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $929.0 million in allowed amounts; and 7.2 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

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

The Company: As of January 7, 2009, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 521 retail stores, with five fuel centers and 69 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and one manufacturing facility.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

During the 16 weeks ended January 7, 2009, and January 9, 2008, the Company recorded adjustments that reduced its self-insurance reserves by $9.9 million and $18.3 million respectively, as a result of the actuarial studies performed in the second quarter of each fiscal year and primarily related to workers’ compensation claims. These adjustments decreased other operating and administrative expenses by $8.6 million and $15.5 million during the 16 weeks ended January 7, 2009, and January 9, 2008, respectively, and decreased cost of sales by $1.3 million and $2.8 million for the 16 weeks ended January 7, 2009, and January 9, 2008, respectively.

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 and 28 weeks ended January 7, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 24, 2009.

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

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $135.8 million and cash in stores of $9.3 million as of January 7, 2009, and United States government obligations money market funds of $192.2 million and cash in stores of $9.1 million as of June 25, 2008. Book overdrafts of $20.8 million and $25.5 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of January 7, 2009, and June 25, 2008, respectively.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The calculation of diluted earnings per share includes 0.3 million and 0.2 million potentially dilutive CSEs for the 16 and 28 weeks ended January 7, 2009, respectively, and 0.3 million and 0.4 million potentially dilutive CSEs for the 16 and 28 weeks ended January 9, 2008, respectively. Excluded from the calculation are approximately 4.5 million and 4.4 million anti-dilutive CSEs for the 16 and 28 weeks ended January 7, 2009, respectively, and 3.2 million and 1.2 million anti-dilutive CSEs for the 16 and 28 weeks ended January 9, 2008, respectively.

Comprehensive Income: Comprehensive income was $16.0 million and $13.6 million for the 16 and 28 weeks ended January 7, 2009, respectively. Comprehensive income was $3.9 million and $3.1 million for the 16 and 28 weeks ended January 9, 2008, respectively. Other comprehensive income consists primarily of changes in post-retirement benefits.

3.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $9.5 million and $16.7 million for the 16 and 28 weeks ended January 7, 2009, respectively, and $3.6 million and $4.9 million for the 16 and 28 weeks ended January 9, 2008, respectively.

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

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges. Impairment charges of $1.7 million were recorded during the 16 and 28 weeks ended January 7, 2009. Impairment charges of $0.2 million were recorded during the 16 and 28 weeks ended January 9, 2008.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	16 weeks ended
	January 7, 2009	January 9, 2008
Interest cost	$398	418
Amortization of actuarial gain	(132)	(114)

Net periodic benefit expense	$266	304

	28 weeks ended
	January 7, 2009	January 9, 2008
Interest cost	$696	731
Amortization of actuarial gain	(231)	(199)

Net periodic benefit expense	$465	532

6.	Share-Based Payments

Total compensation expense related to share-based payments was $4.1 million and $7.5 million for the 16 and 28 weeks ended January 7, 2009, respectively, and $4.1 million and $6.9 million for the 16 and 28 weeks ended January 9, 2008, respectively. As of January 7, 2009, the Company had $30.4 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.9 years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Options

Changes in options during the 28 weeks ended January 7, 2009, were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 25, 2008	2,878	$21.30
Granted	1,165	14.01
Forfeited	(301)	20.64
Expired	(19)	23.38

Outstanding as of January 7, 2009	3,723	$19.06	5.6	2,703

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent emergence from bankruptcy, its historical volatility data is not considered in determining expected volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 28 weeks ended January 7, 2009, and January 9, 2008, was $4.38 and $9.57, respectively, which was determined using the following assumptions:

	28 weeks ended
	January 7, 2009	January 9, 2008
Risk-free interest rate range	2.47% - 2.81%	3.84% - 4.94%
Expected dividend yield	0.0%	0.0%
Expected life (years)	4.75	4.50
Volatility range	30.60% - 35.40%	30.55% - 31.31%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Changes in the restricted stock units during the 28 weeks ended January 7, 2009, were as follows:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 25, 2008	1,017	$17.10
Granted	893	13.76
Vested	(249)	17.50
Forfeited	(83)	15.70

Nonvested balance as of January 7, 2009	1,578	$14.63

7.	Insurance Settlement

During October 2008, the Company reached a final settlement with its insurers related to its claim resulting from hurricanes that occurred in fiscal 2006. Final payments totaling approximately $25.0 million received during the 16 weeks ended January 7, 2009, exceeded the insurance receivable. Accordingly, the Company recorded a gain of $22.4 million in the condensed consolidated statements of operations for the 16 and 28 weeks ended January 7, 2009.

8.	Commitments and Contingencies

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. On July 5, 2007, the Debtors filed a motion to dismiss as moot the appeals filed by the landlord claimants. On October 10, 2007, the District Court entered its order granting the Debtors’ motion and dismissing the appeals filed by the landlord claimants and on July 1, 2008 the District Court’s dismissal order was affirmed by the United States Court of Appeals for the Eleventh Circuit. The Florida tax collectors’ appeals are now pending before the United States Court of Appeals for the Eleventh Circuit. The Debtors do not believe that these appeals will have a material impact on the Plan or the Company.

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

9.	New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument–by–instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 on June 26, 2008, did not have an effect on the Company’s consolidated financial statements, as the Company did not elect the fair value option.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was effective November 15, 2008. The adoption of SFAS 162 did not have an effect on the Company’s consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of January 7, 2009, which was the end of our most recently completed fiscal quarter.

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

Claims Resolution and Plan Distributions. As of January 7, 2009, 46.8 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $929.0 million in allowed amounts; and 7.2 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

OVERVIEW

During the second quarter, we continued our focus on merchandising and marketing strategies to achieve profitable sales. Gross margin improved 20 basis points sequentially from the first quarter, reversing a recent trend of lower margins in the second quarter as compared to the first quarter caused in part by heavy holiday promotions in prior years. Gross margin improved 140 basis points and 100 basis points for the 16 and 28 weeks ended January 7, 2009, as compared to the same period in the prior fiscal year, primarily related to product mix changes and promotional activity. Our identical store sales increase for the 16 and 28 weeks ended January 7, 2009, was 0.2% and 1.4%, respectively, compared to the same period in the prior fiscal year resulting from an increase in basket size of 2.8% and 4.0%, respectively, offset by a decrease in transaction count of 2.5% for the quarter and year to date periods. The identical sales increase for the second quarter, though positive, was lower than the first quarter, primarily related to a decline in the rate of increase in the basket size from 5.7% for the first quarter to 2.8% for the second quarter. Operating and administrative expenses increased for the 16 and 28 weeks ended January 7, 2009, due primarily to higher payroll and payroll-related expenses, primarily related to retail payroll, and depreciation charges due primarily to our remodel program. The increase was offset partially by a benefit of $8.6 million from reductions in our self-insurance reserves, primarily workers’ compensation.

RESULTS OF OPERATIONS

Net sales. Net sales for the 16 weeks ended January 7, 2009, were $2.3 billion, an increase of $3.1 million, or 0.14%, compared to the same period in the prior fiscal year. Net sales for the 28 weeks ended January 7, 2009, were $3.9 billion, an increase of $58.1 million, or 1.5%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales increased 0.2% and 1.4% for the 16 and 28 weeks ended January 7, 2009, respectively, compared to the same periods in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The increase in our identical store sales for the 16 and 28 weeks ended January 7, 2009, was the result of an increase in basket size (average sales per customer visit on identical store sales) of

2.8% and 4.0% for the 16 and 28 weeks ended January 7, 2009, respectively, offset by a decrease in transaction count (number of customer visits on identical store sales) of 2.5% for both the 16 and 28 weeks ended January 7, 2009.

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

During the 12 weeks ended September 17, 2008, Hurricanes Gustav and Ike and Tropical Storm Fay impacted many of our stores in our operating area. We experienced a sales lift from these storms from pre-storm purchases, reopening stores before certain competitors, and increase in federal assistance partially offset by sales losses during temporary closure resulting in a positive impact on identical sales of 40 and 70 basis points for the 16 and 28 weeks ended January 7, 2009, respectively.

The percentage of generic pharmaceutical products sold versus branded products was higher than the same period in the prior fiscal year, resulting in a negative impact on identical sales of approximately 80 and 90 basis points for the 16 and 28 weeks ended January 7, 2009, respectively.

Gross Profit on Sales. Gross profit on sales increased $33.5 million and $53.9 million for the 16 and 28 weeks ended January 7, 2009, respectively, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 28.1% and 26.7% for the 16 weeks ended January 7, 2009, and January 9, 2008, respectively, and 28.0% and 27.0% for the 28 weeks ended January 7, 2009, and January 9, 2008, respectively.

For the 16 weeks ended January 7, 2009, gross margin improved by approximately 140 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to product mix changes and reduced levels of promotional activity (150 basis points) and lower warehouse and transportation costs (30 basis points). These improvements of 180 basis points were partially offset by an increase in the LIFO charge (30 basis points) due primarily to an increase in food inflation and other items (10 basis points).

For the 28 weeks ended January 7, 2009, the gross margin improved by approximately 100 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to product mix changes and reduced levels of promotional activity (110 basis points), lower warehouse and transportation costs (20 basis points), and operational improvements that reduced inventory shrink (10 basis points). These improvements of 140 basis points were offset by an increase in the LIFO charge (30 basis points) due primarily to an increase in food inflation and other items (10 basis points).

Product mix changes resulted from higher percentages of sales of items such as private label products and perishables.

Product losses and warehousing preparation expenses related to Hurricanes Gustav and Ivan and Tropical Storm Fay included in cost of sales were $2.0 million during the 28 weeks ended January 7, 2009.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $28.7 million and $48.1 million for the 16 and 28 weeks ended January 7, 2009, respectively, as compared to the same period in the prior fiscal year. As a percentage of net sales, other operating and administrative expense was 27.6% and 26.3% for the 16 weeks ended January 7, 2009, and January 9, 2008, respectively, and 27.7% and 26.9% for the 28 weeks ended January 7, 2009, and January 9, 2008, respectively.

Several items contributed to the increase in operating and administrative expenses for the 16 and 28 weeks ended January 7, 2009, as compared to the same period in the prior fiscal year as follows (in millions):

	16 weeks ended Jan. 7, 2009	28 weeks ended Jan. 7, 2009
Decrease in benefit from self-insurance reserves reduction	$6.9	6.9
Increase (decrease) in:
Salaries, primarily related to retail labor	13.5	20.1
Depreciation and amortization, primarily related to store remodeling program	4.6	11.4
Utilities, primarily related to higher rates	3.9	7.0
Hurricanes and tropical storm-related expenses	0.8	2.4
Other, net	(1.0)	0.3

	$28.7	48.1

We recorded a benefit of $8.6 million related to reduction of our self-insurance reserves as a result of our actuarial study performed in the second quarter of fiscal 2009 which primarily related to workers’ compensation claims. The second quarter of fiscal 2008 had a similar benefit of $15.5 million or $6.9 million higher than that recorded in fiscal 2009.

Gain on Insurance Settlement. During October 2008, we reached a final settlement with our insurers related to our claim resulting from hurricanes that occurred in fiscal 2006. Final payments totaling approximately $25.0 million received during the 16 weeks ended January 7, 2009, exceeded the insurance receivable. Accordingly, we recorded a gain of $22.4 million in the condensed consolidated statements of operations for the 16 and 28 weeks ended January 7, 2009.

Impairment Charges. Impairment charges of $1.7 million were recorded during the 16 and 28 weeks ended January 7, 2009. Impairment charges of $0.2 million were recorded during the 16 and 28 weeks ended January 9, 2008. See Part I, Item 1, Note 4 for further discussion of impairment charges.

Interest Expense (Income), Net. Interest expense (income), net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net was $1.6 million and $2.6 million for the 16 and 28 weeks ended January 7, 2009, respectively, compared to interest income, net of $1.1 million and $2.5 million for the 16 and 28 weeks ended January 9, 2008, respectively.

The increase in interest expense (income), net for the 16 weeks ended January 7, 2009, was primarily related to lower investment returns due to less invested cash and lower rates of return during the 16 weeks ended January 7, 2009, as compared to the same period in the prior fiscal year. Interest income was $0.3 million and $2.5 million for the 16 weeks ended January 7, 2009, and January 9, 2008, respectively.

The increase in interest expense (income), net for the 28 weeks ended January 7, 2009, was primarily related to lower investment returns due to less invested cash and lower rates of return during the 28 weeks ended January 7, 2009, as compared to the same period in the prior fiscal year. Interest income was $1.0 million and $5.1 million for the 28 weeks ended January 7, 2009, and January 9, 2008, respectively.

Income Taxes. Income tax expense was $15.3 million for the 16 and 28 weeks ended January 7, 2009, respectively, and $4.3 million and $4.2 million for the 16 and 28 weeks ended January 9, 2008, respectively. The effective tax rate was 48.8% and 52.4% for the 16 and 28 weeks ended January 7, 2009, respectively, which differs from statutory rates primarily due to permanent items and the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2009. The effective tax rate was 51.2% and 56.1% for the 16 and 28 weeks ended January 9, 2008, respectively, which differs from statutory rates primarily due to the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2008.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

For the 16 and 28 weeks ended January 7, 2009, we recognized tax attributes that existed as of November 15, 2006, totaling $16.3 million and $17.2 million, respectively, and thereby reduced intangible assets by these amounts.

During the 16 weeks ended January 7, 2009, the two-year period during which IRC Section 382(l)(5) would be applicable to a subsequent ownership change expired.

As of January 7, 2009, we had NOL carryforwards for federal income tax purposes of approximately $550 million that will begin to expire in fiscal 2025. There is no limitation currently imposed on the utilization of our NOLs.

As of January 7, 2009, we had $15.5 million of unrecognized tax benefits which, if recognized, $2.0 million of this amount would change the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of January 7, 2009, we had $632.1 million of liquidity, comprised of $487.0 million of borrowing availability under the Credit Agreement and $145.1 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2009 will be funded substantially by cash flows from operations, working capital improvements, and cash on hand. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the remainder of fiscal 2009. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2009 to operate our business and fund our capital-spending program.

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc., and certain of our subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of our subsidiaries and are secured by senior liens on substantially all of our assets. The Credit Agreement contains certain covenants, including an EBITDA financial covenant which is tested only when Excess Availability falls below $75.0 million. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006) and Amendment 1 to the Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2008). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability, and Reserves.

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 28 weeks ended January 7, 2009. As of January 7, 2009, no amount was outstanding.

Borrowing availability was $487.0 million as of January 7, 2009, as summarized below (in thousands):

January 7, 2009
Lesser of Borrowing Base or Credit Agreement capacity [1]	$536,997
Outstanding borrowings	—

Excess Availability	536,997
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$486,997

[1] Net of Reserves of $186.6 million, including $168.8 million related to outstanding letters of credit. [2] Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown in the table above, availability under the Credit Agreement was determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of January 7, 2009, letters of credit totaling $168.8 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 28 weeks ended January 7, 2009, and January 9, 2008, (in thousands):

	28 weeks ended
	January 7, 2009	January 9, 2008
Cash provided by (used in):
Operating activities	$36,464	52,221
Investing activities	(83,354)	(152,848)
Financing activities	(9,329)	449

Operating Activities. For the 28 weeks ended January 7, 2009, net cash provided by operating activities was $36.5 million, due primarily to operating cash flows and changes in working capital items. Insurance proceeds collected in the 28 weeks ended January 7, 2009, totaled $28.9 million of which $11.3 related to operating activities and $17.6 million related to property and equipment and is classified as an investing activity. For the 28 weeks ended January 9, 2008, net cash provided by operating activities was $52.2 million due to operating cash flows and changes in working capital items.

Investing Activities. For the 28 weeks ended January 7, 2009, and January 9, 2008, net cash used in investing activities was $83.4 million and $152.8 million, respectively, due primarily to expenditures for our store-remodeling program. During the 28 weeks ended January 7, 2009, we collected $17.6 million of proceeds from insurance claims related to investing activities.

Financing Activities. For the 28 weeks ended January 7, 2009, net cash used in financing activities of $9.3 million related primarily to a decrease in book overdrafts. For the 28 weeks ended January 9, 2008, net cash provided by financing activities of $449 thousand related primarily to an increase in book overdrafts.

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

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the second quarter of fiscal 2009 are consistent with those included in our annual report on Form 10-K for the fiscal year ended June 25, 2008. See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a description of recent accounting pronouncements and the impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of January 7, 2009, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of January 7, 2009, we had no borrowing outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 7, 2009, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 7, 2009, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 7, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described below and in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 25, 2008, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 25, 2008, except as mentioned below. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

Adverse economic conditions could negatively affect our results of operations and financial condition.

The retail food industry is sensitive to changes in overall economic conditions that impact consumer spending and purchasing habits. General economic conditions in our market areas such as higher levels of unemployment, tightening of consumer credit, higher consumer debt levels, weakness in the housing market, energy and other inflation, and higher tax and interest rates could reduce consumer spending or change consumer preferences regarding products, store locations and other factors.

In addition, general economic conditions could affect our key business partners and their ability to provide goods or services.

Significant changes in consumer spending and purchasing habits or disruptions in our key business partners’ ability to provide goods or services could negatively affect our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of the Company took place on November 5, 2008.

Three matters were submitted to a vote at the meeting:

1.	Election of the nine current directors for terms expiring at the 2009 shareholders meeting.

2.	Approval of the Winn-Dixie Stores, Inc. Employee Stock Purchase Plan (the “ESPP”).

3.	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for fiscal 2009.

With respect to the election of directors, the votes were as follows:

	Shares For	Shares Against/Withheld
Evelyn V. Follit	42,011,981	8,218,067
Charles P. Garcia	42,011,918	8,218,130
Jeffrey C. Girard	42,011,860	8,218,188
Yvonne R. Jackson	42,010,992	8,219,056
Gregory P. Josefowicz	42,011,289	8,218,759
Peter L. Lynch	41,927,792	8,302,256
James P. Olson	42,012,571	8,217,477
Terry Peets	42,006,896	8,223,152
Richard E. Rivera	42,007,636	8,222,412

With respect to the ESPP, the vote was: 43,198,027 shares for; 2,670,317 shares against/withheld; 82,082 shares abstained; 4,279,622 broker non-votes.

With respect to the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year 2009, the vote was: 50,076,078 shares for; 125,472 shares against/withheld; 28,496 shares abstained.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Employee Stock Purchase Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 22, 2008, which is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 11, 2009	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: February 11, 2009	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Employee Stock Purchase Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 22, 2008, which is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.