Form 10-Q
period 2009-04-01
WINN DIXIE STORES INC
filed 2009-05-11
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2009, 54,479,790 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 weeks ended
	April 1, 2009	April 2, 2008
Amounts in thousands except per share data

Net sales	$1,725,946	1,722,829
Cost of sales, including warehouse and delivery expenses	1,227,216	1,239,749

Gross profit on sales	498,730	483,080
Other operating and administrative expenses	468,439	458,708
Impairment charges	204	—

Operating income	30,087	24,372
Interest expense (income), net	781	(1,057)

Income before income taxes	29,306	25,429
Income tax expense	12,744	10,405

Net income	$16,562	15,024

Basic and diluted earnings per share	$0.30	0.28

Weighted average common shares outstanding-basic	54,389	53,970

Weighted average common shares outstanding- diluted	54,557	54,251

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	40 weeks ended
	April 1, 2009	April 2, 2008
Amounts in thousands except per share data

Net sales	$5,651,927	5,590,695
Cost of sales, including warehouse and delivery expenses	4,053,944	4,062,234

Gross profit on sales	1,597,983	1,528,461
Other operating and administrative expenses	1,556,777	1,498,912
Gain on insurance settlement	(22,430)	—
Impairment charges	1,870	210

Operating income	61,766	29,339
Interest expense (income), net	3,374	(3,572)

Income before income taxes	58,392	32,911
Income tax expense	27,998	14,606

Net income	$30,394	18,305

Basic and diluted earnings per share	$0.56	0.34

Weighted average common shares outstanding-basic	54,307	53,922

Weighted average common shares outstanding- diluted	54,522	54,290

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value

	April 1, 2009	June 25, 2008
ASSETS
Current assets:
Cash and cash equivalents	$177,347	201,275
Trade and other receivables, less allowance for doubtful receivables of $3,304 ($1,906 at June 25, 2008)	70,225	79,912
Insurance claims receivable	—	2,197
Income tax receivable	6,861	4,874
Merchandise inventories, less LIFO reserve of $42,587 ($24,738 at June 25, 2008)	659,519	649,022
Prepaid expenses and other current assets	33,851	42,099

Total current assets	947,803	979,379

Property, plant and equipment, net	552,456	446,866
Intangible assets, net	243,351	294,775
Deferred tax assets, non-current	36,404	39,454
Other assets, net	5,557	15,047

Total assets	$1,785,571	1,775,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$11,266	7,920
Accounts payable	324,870	340,211
Reserve for self-insurance liabilities	79,315	73,365
Accrued wages and salaries	73,714	77,575
Accrued rent	29,828	39,464
Deferred tax liabilities	47,502	50,557
Accrued expenses	73,948	76,244

Total current liabilities	640,443	665,336

Reserve for self-insurance liabilities	115,302	121,000
Long-term borrowings under credit facility	133	58
Unfavorable leases	116,393	126,049
Obligations under capital leases	26,460	17,698
Other liabilities	19,591	19,753

Total liabilities	918,322	949,894

Commitments and contingent liabilities (Notes 1 and 8)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 54,577,320 shares issued and 54,478,793 outstanding at April 1, 2009, and 54,179,890 shares issued and 54,081,363 outstanding at June 25, 2008.	54	54
Additional paid-in-capital	787,617	776,059
Retained earnings	71,671	41,277
Accumulated other comprehensive income	7,907	8,237

Total shareholders’ equity	867,249	825,627

Total liabilities and shareholders’ equity	$1,785,571	1,775,521

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Amounts in thousands

	40 weeks ended
	April 1, 2009	April 2, 2008
Cash flows from operating activities:
Net income	$30,394	18,305
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sales of assets, net	190	239
Gain on insurance settlement	(22,430)	—
Impairment charges	1,870	210
Depreciation and amortization	75,222	65,544
Share-based compensation	11,551	10,199
Deferred income taxes	27,998	14,803
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	1,968	2,647
Trade, insurance and other receivables	21,036	17,560
Merchandise inventories	(10,497)	(21,120)
Prepaid expenses and other current assets	8,248	2,002
Accounts payable	(7,860)	49,923
Income taxes payable/receivable	1,425	6,555
Reserve for self-insurance liabilities	252	(5,963)
Accrued expenses and other	(18,828)	(24,622)

Net cash provided by operating activities	120,539	136,282

Cash flows from investing activities:
Purchases of property, plant and equipment	(153,500)	(153,772)
Decrease (increase) in investments and other assets, net	4,909	(7,672)
Sales of assets	639	178
Purchases of marketable securities	—	(72,090)
Sales of marketable securities	—	75,466
Proceeds from insurance	17,601	—

Net cash used in investing activities	(130,351)	(157,890)

Cash flows from financing activities:
Gross borrowings on credit facilities	11,529	10,091
Gross payments on credit facilities	(11,454)	(10,066)
(Decrease) increase in book overdrafts	(7,481)	3,281
Principal payments on capital leases	(6,717)	(5,799)
Proceeds of sales under Employee Stock Purchase Plan	7	—

Net cash used in financing activities	(14,116)	(2,493)

Decrease in cash and cash equivalents	(23,928)	(24,101)
Cash and cash equivalents at beginning of period	201,275	201,946

Cash and cash equivalents at end of period	$177,347	177,845

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

Claims Resolution and Plan Distributions: As of April 1, 2009, 46.8 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $928.0 million in allowed amounts; and 7.2 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

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

The Company: As of April 1, 2009, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 520 retail stores, with five fuel centers and 70 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and one manufacturing facility.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

During the 16 weeks ended January 7, 2009, and January 9, 2008, the Company recorded adjustments that reduced its self-insurance reserves by $9.9 million and $18.3 million respectively, as a result of the actuarial studies performed in the second quarter of each fiscal year and primarily related to workers’ compensation claims. These adjustments decreased other operating and administrative expenses by $8.6 million and $15.5 million during the 40 weeks ended April 1, 2009, and April 2, 2008, respectively, and decreased cost of sales by $1.3 million and $2.8 million for the 40 weeks ended April 1, 2009, and April 2, 2008, respectively.

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 and 40 weeks ended April 1, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 24, 2009.

The condensed consolidated balance sheet as of June 25, 2008, was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2008.

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $168.8 million and cash in stores of $8.5 million as of April 1, 2009, and United States government obligations money market funds of $192.2 million and cash in stores of $9.1 million as of June 25, 2008. Book overdrafts of $18.0 million and $25.5 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of April 1, 2009, and June 25, 2008, respectively.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The calculation of diluted earnings per share includes 0.2 million and 0.2 million potentially dilutive CSEs for the 12 and 40 weeks ended April 1, 2009, respectively, and 0.3 million and 0.4 million potentially dilutive CSEs for the 12 and 40 weeks ended April 2, 2008, respectively. Excluded from the calculation are approximately 5.1 million and 4.4 million anti-dilutive CSEs for the 12 and 40 weeks ended April 1, 2009, respectively, and 3.2 million and 1.3 million anti-dilutive CSEs for the 12 and 40 weeks ended April 2, 2008, respectively.

Comprehensive Income: Comprehensive income was $16.5 million and $30.1 million for the 12 and 40 weeks ended April 1, 2009, respectively. Comprehensive income was $14.9 million and $18.0 million for the 12 and 40 weeks ended April 2, 2008, respectively. Other comprehensive income consists primarily of changes in post-retirement benefits.

3.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $1.2 million and $17.8 million for the 12 and 40 weeks ended April 1, 2009, respectively, and $6.2 million and $11.0 million for the 12 and 40 weeks ended April 2, 2008, respectively.

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

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges. Impairment charges of $0.2 million and $1.9 million were recorded during the 12 and 40 weeks ended April 1, 2009, respectively. Impairment charges of $0.2 million were recorded during the 40 weeks ended April 2, 2008. No impairment charges were recorded during the 12 weeks ended April 2, 2008.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	12 weeks ended
	April 1, 2009	April 2, 2008
Interest cost	$298	314
Amortization of actuarial gain	(99)	(86)

Net periodic benefit expense	$199	228

	40 weeks ended
	April 1, 2009	April 2, 2008
Interest cost	$994	1,045
Amortization of actuarial gain	(330)	(285)

Net periodic benefit expense	$664	760

6.	Share-Based Payments

Total compensation expense related to share-based payments was $4.0 million and $11.6 million for the 12 and 40 weeks ended April 1, 2009, respectively, and $3.3 million and $10.2 million for the 12 and 40 weeks ended April 2, 2008, respectively. As of April 1, 2009, the Company had $26.6 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.7 years.

Options

Changes in options during the 40 weeks ended April 1, 2009, were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 25, 2008	2,878	$21.30
Granted	1,187	13.93
Forfeited	(301)	20.64
Expired	(103)	23.38

Outstanding as of April 1, 2009	3,661	$18.91	5.4	—

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0% since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option and for grants subsequent to January 7, 2009, are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 40 weeks ended April 1, 2009, and April 2, 2008, was $4.38 and $7.93, respectively, which was determined using the following assumptions:

	40 weeks ended
	April 1, 2009	April 2, 2008
Risk-free interest rate range	1.78%-2.81%	2.38%-4.94%
Expected dividend yield	0.0%	0.0%
Expected life (years)	4.75	4.50
Volatility range	30.60%-51.07%	29.35%-31.31%

Restricted Stock Units

Changes in the restricted stock units during the 40 weeks ended April 1, 2009, were as follows:

	Number of Shares (thousands)	Weighted- Average Grant Date Fair Value per share
Nonvested balance as of June 25, 2008	1,017	$17.10
Granted	910	13.69
Vested	(396)	17.24
Forfeited	(85)	15.80

Nonvested balance as of April 1, 2009	1,446	$14.99

7.	Insurance Settlement

During October 2008, the Company reached a final settlement with its insurers related to its claim resulting from hurricanes that occurred in fiscal 2006. Final payments totaling approximately $25.0 million received during the 40 weeks ended April 1, 2009, exceeded the insurance receivable. Accordingly, the Company recorded a gain of $22.4 million in the condensed consolidated statement of operations for the 40 weeks ended April 1, 2009.

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

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court with respect to state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. On July 5, 2007, the Debtors filed a motion to dismiss as moot the appeals filed by the landlord claimants. On October 10, 2007, the District Court entered its order granting the Debtors’ motion and dismissing the appeals filed by the landlord claimants and on July 1, 2008, the District Court’s dismissal order was affirmed by the United States Court of Appeals for the Eleventh Circuit. The Florida tax collectors’ appeals are now pending before the United States Court of Appeals for the Eleventh Circuit. The Debtors do not believe that these appeals will have a material impact on the Plan or the Company.

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

While no one can predict the outcome of any pending or threatened litigation with certainty, management believes that any resolution of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.

9.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years except for certain nonfinancial assets and nonfinancial liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Also in February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amends SFAS 157, to exclude SFAS No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS 157-1 is effective with the initial adoption of SFAS 157. The Company elected to apply the provisions of FSP FAS 157-2, and therefore will defer the requirement of SFAS 157 as it relates to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis until June 25, 2009. The adoption of SFAS 157 did not have an effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument–by–instrument basis. Unrealized gains and losses on items for which the fair value option is elected will be recognized in net earnings at each subsequent reporting date. The adoption of SFAS 159 on June 26, 2008, did not have an effect on the Company’s consolidated financial statements, as the Company did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration,

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and, as such, the Company will adopt this standard in fiscal 2010. The Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Benefits associated with recognition of tax attributes that existed at the time of emergence from bankruptcy protection currently reduce intangible assets. Upon adoption of SFAS 141R, subsequent reversals of the valuation allowance will instead be reflected as reductions in income tax expense.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of April 1, 2009, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 25, 2008, our Quarterly Report on Form 10-Q for the quarter ended January 7, 2009, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

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

Claims Resolution and Plan Distributions. As of April 1, 2009, 46.8 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $928.0 million in allowed amounts; and 7.2 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

OVERVIEW

During the third quarter of fiscal 2009, we continued our focus on merchandising and marketing strategies to achieve profitable sales. Our identical sales were slightly positive for the third quarter of fiscal 2009 though negatively impacted by approximately 100 basis points due to the timing of the Easter holiday. The third quarter of the prior fiscal year included Easter holiday sales, whereas these sales will fall in the fourth quarter of fiscal 2009. Gross margin for the third quarter of fiscal 2009 improved 90 basis points as compared to the same period in the prior fiscal year, related primarily to product mix changes and promotional activity, lower fuel costs and a lower LIFO charge. Our identical store sales increase for the third quarter of fiscal 2009 was 0.2% compared to the same period in the prior fiscal year resulting from an increase in basket size of 0.9% offset by a decrease in transaction count of 0.7%. Operating and administrative expenses for the third quarter of fiscal 2009 increased as compared to the same period in the prior fiscal year, due primarily to higher payroll and payroll-related expenses, primarily related to retail payroll, and higher utilities costs due to higher rates.

RESULTS OF OPERATIONS

Net sales. Net sales for the 12 weeks ended April 1, 2009, were $1.7 billion, an increase of $3.1 million, or 0.2%, compared to the same period in the prior fiscal year. Net sales for the 40 weeks ended April 1, 2009, were $5.7 billion, an increase of $61.2 million, or 1.1%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales increased 0.2% and 1.0% for the 12 and 40 weeks ended April 1, 2009, respectively, compared to the same periods in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The increase in our identical store sales for the 12 and 40 weeks ended April 1, 2009, was the result of an increase in basket size (average sales per customer visit on identical store sales) of 0.9% and 3.0% for the 12 and 40 weeks ended January 7, 2009, respectively, offset by a decrease in transaction count (number of customer visits on identical store sales) of 0.7% and 2.0% for the 12 and 40 weeks ended April 1, 2009, respectively.

For the 12 weeks ended April 1, 2009, we believe food price inflation was the largest contributor to the increase in our basket size and our identical store sales increase. Other factors that impacted our identical store sales included, but were not limited to, competitive activity and other general market factors and the timing of Easter. In addition, identical sales were positively impacted by sales increases related to remodeled stores and negatively impacted by a mix shift from brand name pharmaceutical products to generic.

For the 40 weeks ended April 1, 2009, we believe food price inflation was the largest contributor to the increase in our basket size and our identical store sales increase. Other factors that impacted our identical store sales included, but were not limited to competitive activity and other general market factors; sales increases related to remodeled stores and in areas impacted by hurricanes and a tropical storm; a sales mix shift from brand name pharmaceutical products to generic and the timing of Easter.

During the 12 weeks ended September 17, 2008, Hurricanes Gustav and Ike and Tropical Storm Fay impacted many of our stores in our operating area. We experienced a sales lift from these storms from pre-storm purchases, reopening stores before certain competitors, and increased sales from federal food assistance. This increase was partially offset by sales losses during temporary closure resulting in a positive impact on identical sales of approximately 50 basis points for the 40 weeks ended April 1, 2009.

The percentage of generic pharmaceutical products sold versus branded products was higher than the same period in the prior fiscal year, resulting in a negative impact on identical sales of approximately 70 and 80 basis points for the 12 and 40 weeks ended April 1, 2009, respectively.

The timing of Easter negatively impacted identical store sales by approximately 100 basis points and 30 basis points for the 12 and 40 weeks ended April 1, 2009, respectively. We expect the Easter impact to reverse in the fourth quarter and have no impact on the full year identical store sales.

Gross Profit on Sales. Gross profit on sales increased $15.7 million and $69.5 million for the 12 and 40 weeks ended April 1, 2009, respectively, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 28.9% and 28.0% for the 12 weeks ended April 1, 2009, and April 2, 2008, respectively, and 28.3% and 27.3% for the 40 weeks ended April 1, 2009, and April 2, 2008, respectively.

For the 12 weeks ended April 1, 2009, gross margin improved by approximately 90 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to product mix changes partially offset by increased levels of promotional activity (40 basis points), lower warehouse and transportation costs (40 basis points), and a lower LIFO charge (30 basis points). These improvements of 110 basis points were partially offset by other items (20 basis points).

For the 40 weeks ended April 1, 2009, gross margin improved by approximately 100 basis points as compared to the same period in the prior fiscal year. The improvement was attributable primarily to product mix changes (90 basis points), lower warehouse and transportation costs (20 basis points) and operational improvements that reduced shrink (10 basis points). These improvements of 120 basis points were partially offset by an increase in our LIFO charge (10 basis points) and other items (10 basis points).

Product mix changes resulted from higher percentages of sales of items such as private label products and perishables.

During the 12 weeks ended April 1, 2009, we lowered our estimated annual LIFO charge due to an expectation that the annual inflation rate will be lower than originally projected. An actual valuation of inventory under the LIFO method is made as of the end of the fiscal year based on inventory levels and costs as of that date. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are estimates of future events and prices, interim results are subject to the final year-end LIFO inventory valuations.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $9.7 million and $57.9 million for the 12 and 40 weeks ended April 1, 2009, respectively, as compared to the same period in the prior fiscal year. As a percentage of net sales, other operating and administrative expense was 27.1% and 26.6% for the 12 weeks ended April 1, 2009, and April 2, 2008, respectively, and 27.5% and 26.8% for the 40 weeks ended April 1, 2009, and April 2, 2008, respectively.

Several items contributed to the increase in operating and administrative expenses for the 12 and 40 weeks ended April 1, 2009, as compared to the same period in the prior fiscal year as follows (in millions):

	12 weeks ended April 1, 2009	40 weeks ended April 1, 2009
Decrease in benefit from self-insurance reserves reduction	$—	6.9
Increase (decrease) in:
Salaries, primarily related to retail labor	4.5	24.6
Depreciation and amortization, primarily related to store remodeling program	1.8	13.3
Utilities, primarily related to higher rates	3.6	10.7
Hurricanes and tropical storm-related expenses	—	2.5
Other, net	(0.2)	(0.1)

	$9.7	57.9

During the second quarter of both fiscal 2009 and 2008, we recorded benefits related to reductions of our self-insurance reserves as a result of our actuarial study performed in the second quarter of each fiscal year which primarily related to workers’ compensation claims. The benefits recorded were $8.6 million and $15.5 million for the 40 weeks ended April 1, 2009 and April 2, 2008, respectively.

Gain on Insurance Settlement. During October 2008, we reached a final settlement with our insurers related to our claim resulting from hurricanes that occurred in fiscal 2006. Final payments totaling approximately $25.0 million received during the 40 weeks ended April 1, 2009, exceeded the insurance receivable. Accordingly, we recorded a gain of $22.4 million in the condensed consolidated statement of operations for the 40 weeks ended April 1, 2009.

Impairment Charges. Impairment charges of $0.2 million and $1.9 million were recorded during the 12 and 40 weeks ended April 1, 2009, respectively. Impairment charges of $0.2 million were recorded during the 40 weeks ended April 2, 2008. No impairment charges were recorded during the 12 weeks ended April 2, 2008. See Part I, Item 1, Note 4 for further discussion of impairment charges.

Interest Expense (Income), Net. Interest expense (income), net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net was $0.8 million and $3.4 million for the 12 and 40 weeks ended April 1, 2009, respectively, compared to interest income, net of $1.1 million and $3.6 million for the 12 and 40 weeks ended April 2, 2008, respectively.

The increases in interest expense (income), net was primarily related to lower investment returns due to lower rates of return as compared to the same periods in the prior fiscal year. Interest income was $0.9 million and $1.9 million for the 12 and 40 weeks ended April 1, 2009, respectively, and $2.6 million and $7.7 million for the 12 and 40 weeks ended April 2, 2008, respectively.

Income Taxes. Income tax expense was $12.7 million and $28.0 million for the 12 and 40 weeks ended April 1, 2009, respectively, and $10.4 million and $14.6 million for the 12 and 40 weeks ended April 2, 2008, respectively. The effective tax rate was 43.5% and 47.9% for the 12 and 40 weeks ended April 1, 2009, respectively, which differs from statutory rates primarily due to permanent items and the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2009. The effective tax rate was 40.9% and 44.4% for the 12 and 40 weeks ended April 2, 2008, respectively, which differs from statutory rates primarily due to the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2008.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

For the 12 and 40 weeks ended April 1, 2009, we recognized tax attributes that existed as of November 15, 2006, totaling $15.5 million and $32.6 million, respectively, and thereby reduced intangible assets by these amounts.

During the 16 weeks ended January 7, 2009, the two-year period during which IRC Section 382(l)(5) would be applicable to a subsequent ownership change expired.

As of April 1, 2009, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $543 million that will begin to expire in fiscal 2025. There is no limitation currently imposed on the utilization of our NOLs.

As of April 1, 2009, we had $11.1 million of unrecognized tax benefits which, if recognized, $1.8 million of this amount would change the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of April 1, 2009, we had $661.6 million of liquidity, comprised of $484.3 million of borrowing availability under the Credit Agreement (defined below) and $177.3 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2009 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the remainder of fiscal 2009. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2009 to operate our business and fund our capital-spending program.

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

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 40 weeks ended April 1, 2009.

Borrowing availability was $484.3 million as of April 1, 2009, as summarized below (in thousands):

April 1, 2009
Lesser of Borrowing Base or Credit Agreement capacity [1]	$534,405
Outstanding borrowings[3]	(133)

Excess Availability	534,272
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$484,272

[1]	Net of Reserves of $189.9 million, including $172.7 million related to outstanding letters of credit.
[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.
[3]	Fees charged by the lender.

As shown in the table above, availability under the Credit Agreement was determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of April 1, 2009, letters of credit totaling $172.7 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 40 weeks ended April 1, 2009, and April 2, 2008, (in thousands):

	40 weeks ended
	April 1, 2009	April 2, 2008
Cash provided by (used in):
Operating activities	$120,539	136,282
Investing activities	(130,351)	(157,890)
Financing activities	(14,116)	(2,493)

Operating Activities. For the 40 weeks ended April 1, 2009, net cash provided by operating activities was $120.5 million, due primarily to operating cash flows and changes in working capital items. Insurance proceeds collected in the 40 weeks ended April 1, 2009, totaled $28.9 million of which $11.3 million related to operating activities and $17.6 million related to property and equipment and is classified as an investing activity. For the 40 weeks ended April 2, 2008, net cash provided by operating activities was $136.3 million due to operating cash flows and changes in working capital items. During the 40 weeks ended April 2, 2008, we collected $12.8 million of proceeds from insurance claims and $6.2 million of income tax refunds.

Investing Activities. For the 40 weeks ended April 1, 2009, and April 2, 2008, net cash used in investing activities was $130.4 million and $157.9 million, respectively, due primarily to capital expenditures including our store-remodeling program. During the 40 weeks ended April 1, 2009, we collected $17.6 million of proceeds from insurance claims related to investing activities.

Financing Activities. For the 40 weeks ended April 1, 2009, net cash used in financing activities of $14.1 million related primarily to a decrease in book overdrafts. For the 40 weeks ended April 2, 2008, net cash used in financing activities of $2.5 million related primarily to an increase in book overdrafts.

Capital Expenditures. In fiscal 2009, we expect capital expenditures to total approximately $250 million, a majority of which is for our store-remodeling program and also includes other capital expenditures such as maintenance and other store-related projects, information technology projects, new stores, back-up generators and logistics projects.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the second quarter of fiscal 2009 are consistent with those included in our annual report on Form 10-K for the fiscal year ended June 25, 2008. See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a description of recent accounting pronouncements and the impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of April 1, 2009, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of April 1, 2009, we had only $132.9 thousand outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 1, 2009, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 1, 2009, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 1, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 25, 2008, and in Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended January 7, 2009, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 25, 2008, and in Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended January 7, 2009. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

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

This page intentionally left blank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: May 11, 2009	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 11, 2009	/s/ D. MICHAEL BYRUM
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