Form 10-K
period 2009-06-24
WINN DIXIE STORES INC
filed 2009-08-24
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant on January 7, 2009, was approximately $737.3 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of August 10, 2009, 54,723,840 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 24, 2009

PART I

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. Unless specified to the contrary, all information herein is reported as of June 24, 2009, which was the end of our most recently completed fiscal year.

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

General

Founded in 1925, Winn-Dixie Stores, Inc. is a major food retailer operating primarily under the “Winn-Dixie” banner. As of June 24, 2009, we operated 515 stores in five states in the southeastern United States.

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

Exit Financing: On the Effective Date, we closed on a $725.0 million senior secured revolving credit facility (the “Credit Agreement”). See Item 7, “Liquidity and Capital Resources,” below for further discussion of the Credit Agreement.

Stores

The following chart identifies each of our markets by state and retail market area, the number of stores in each market area and the banners under which they operate as of June 24, 2009. We operate our grocery warehouse stores under the “SaveRite” banner.

	Total	Winn-Dixie	SaveRite
Florida	353	346	7

Orlando / Daytona	76	73	3
Miami / Fort Lauderdale	77	77	—
Tampa /St. Petersburg	61	60	1
Jacksonville	49	46	3
West Palm Beach / Fort Pierce	35	35	—
Fort Myers / Naples	14	14	—
Mobile / Pensacola	16	16	—
Tallahassee	10	10	—
Panama City	10	10	—
Gainesville	5	5	—

Alabama	71	71	—

Birmingham	26	26	—
Mobile / Pensacola	19	19	—
Montgomery	16	16	—
Other	10	10	—

Georgia	23	23	—

Albany	6	6	—
Other	17	17	—

Louisiana	52	52	—

New Orleans	33	33	—
Baton Rouge	11	11	—
Lafayette	8	8	—

Mississippi	16	13	3

Biloxi / Gulfport	6	6	—
Other	10	7	3

Total stores as of June 24, 2009	515	505	10

The following chart provides selected information related to our stores for the last five fiscal years:

	2009	2008	2007	2006	2005
Opened during fiscal year	—	2	2	—	3
Closed or sold during fiscal year	6	1	21	374	139
In operation at fiscal year-end	515	521	520	539	913
Year-end average supermarket square footage (in thousands)	46.8	46.7	46.8	46.3	45.2

Strategic Initiatives

Our core strategic initiatives focus on ensuring that our stores emphasize “fresh and local” neighborhood marketing in every neighborhood we serve. Our multi-year initiatives include store remodels, neighborhood merchandising and marketing, improving customer service and increasing sales of our corporate brand products. Our store remodel initiative, which began in fiscal 2007, is on track to remodel half of our stores by the end of fiscal 2010 and substantially all of our stores by the end of fiscal 2013.

Merchandising

Substantially all of our stores offer grocery, meat, seafood, produce, deli, bakery, floral, health and beauty, and other general merchandise items. We had 401 pharmacies, 74 liquor stores and 5 fuel centers at our stores as of June 24, 2009.

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

Working Capital

As of June 24, 2009, working capital was comprised of $954.3 million of current assets and $659.2 million of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flows from operating activities as presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements related to working capital items.

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

Employees

As of June 24, 2009, we employed approximately 50,000 associates, of whom approximately 54% were employed on a part-time basis. None of our associates are covered by a collective bargaining agreement.

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

Failure to execute our core strategic initiatives could adversely affect our financial condition and results of operations.

Our core strategic initiatives focus on ensuring that our stores emphasize “fresh and local” neighborhood marketing in every neighborhood we serve. These multi-year initiatives include store remodels, neighborhood merchandising and marketing, improving customer service and increasing sales of corporate brands. Successful execution of these initiatives requires a balance between sales growth and earnings growth.

Our sales per square foot are significantly less than that of our leading competitors. Because many operating costs — such as rent, utilities and minimum labor staffing levels — are largely fixed, low levels of sales productivity negatively impact profitability. To achieve levels of profitability consistent with most of our industry peers will require us to increase our average sales per square foot, while maintaining or improving gross margin rates. Failure to execute on these core strategic initiatives could adversely affect our financial condition and results of operations.

Failure to achieve expected results from our store remodel initiative could adversely affect our financial condition and results of operations.

Our store remodel initiative, which began in fiscal 2007, is the cornerstone to the success of our multi-year turnaround plan. We believe the remodels are necessary to enhance our brand image and improve our merchandising mix, transaction count, sales and profitability.

During fiscal 2009, we completed the first phase of the remodel initiative, during which we remodeled stores located in the majority of our markets. We have now begun the second phase, which primarily employs a market-by-market approach where we will remodel all of the stores in particular market areas.

We anticipate it will take three to five years for us to complete the remodel initiative. Stores in need of remodeling are at risk of sales erosion, particularly when they compete with newer or better-maintained competitor facilities. If the remodels do not stay within the time and financial budgets we have forecasted or do not achieve expected results, especially in light of our current market-by-market approach, our future financial condition and results of operations could be materially adversely affected.

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

Pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs. To the extent that our competitors lower prices, through increased promotional activity or otherwise, our ability to maintain gross profit margins and sales levels may be negatively impacted. Several of our primary competitors are larger than we are, have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in pricing and promotional programs.

There can be no assurance that increased competitor activity will not negatively impact our business or that we will have sufficient resources to respond to competitor investments in their store base and pricing and promotional programs.

Adverse economic conditions could negatively affect our results of operations and financial condition.

The retail food industry is sensitive to changes in overall economic conditions that impact consumer spending and purchasing habits. General economic conditions in our market areas such as higher levels of unemployment, tightening of consumer credit, weakness in the housing market, energy and other inflation, and falling consumer confidence could reduce consumer spending or change consumer preferences regarding products, store locations and other factors, which could negatively affect our sales growth.

In addition, uncertain economic conditions make it difficult to forecast whether we are entering a period of inflation or deflation. In fiscal 2009, we experienced overall inflation, while early indications suggest that there may be deflation in certain product categories in fiscal 2010. Food deflation could reduce sales growth, while food inflation, combined with reduced consumer spending, could reduce gross profit margins.

Significant changes in consumer spending and purchasing habits or higher levels of inflation or deflation could negatively affect our results of operations and financial condition.

Failure to attract, train and retain qualified associates could adversely affect our ability to carry out strategic initiatives and ultimately impact our financial performance.

The retail food industry is labor intensive. Our ability to meet our labor needs, while controlling wage and labor related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.

We must identify and develop talent to ensure that we can execute our strategic initiatives, which include store remodel, neighborhood marketing, improving customer service and increasing sales of corporate brands. Failure to do so could adversely affect our results of operations.

Food safety issues could negatively impact our brand image, operations and financial results.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food or drug products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food or drug products by us could result in product liability claims and a loss of consumer confidence, which could adversely affect our results of operations.

Disruptions or compromises in our information technology systems could adversely affect our business operations, our reputation with our customers and our results of operations.

We are dependent on large, complex information technology systems for many of our core business processes. Any disruptions in these systems due to security breaches, internal failures of technology, severe damage to the data center or large scale external interruptions in technology infrastructure could adversely affect our results of operations.

As with most retailers, we receive certain personal information about our customers. A compromise of our security systems that results in customer personal information being obtained by unauthorized persons could require that we expend significant additional resources related to our information security systems. Such a security breach could also adversely affect our reputation with our customers could result in litigation against us or the imposition of penalties and could adversely affect our results of operations.

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

Our operations are concentrated in Florida and in other states along the Gulf of Mexico and the Atlantic Ocean, which increases the likelihood of being negatively affected by hurricanes and windstorm activity. Specific risks that we face include the following:

•	while we have placed generators in stores we believe are most likely to be impacted by hurricanes, we have not implemented a comprehensive program to place generators in every store;

•	our ability to re-open stores that may close as a result of damage to the store and/or the operating area;

•	our ability to continue to distribute products to stores;

•	our ability to fund losses of inventory and other costs in advance of receipt of insurance payments; and

•	our ability to collect on insurance coverage, which is subject to the solvency of our insurance carriers, their approval of our claims and the timing of claims processing and payment.

Variability in self-insurance liability estimates could significantly impact our financial results.

We self-insure for workers’ compensation, general liability, business interruptions, automobile liability, property losses and employee medical coverage up to a set retention level, beyond which we maintain excess insurance coverage. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. The variability is caused by factors external to us such as:

•	historical claims experience;

•	medical inflation;

•	legislative changes to benefit levels;

•	trends relating to jury verdicts; and

•	claim settlement patterns

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

We are subject to numerous federal, state and local laws and regulations affecting food manufacturing, food and drug distribution and retailing, accounting standards and taxation requirements. Any changes in these laws or regulations could significantly increase our compliance costs and adversely affect our results of operations, financial condition and liquidity.

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

The following table details the properties utilized in our operations as of June 24, 2009:

	Owned	Leased	Total
Retail Stores	8	507	515
Manufacturing Operations	—	1	1
Distribution Centers	1	5	6
Corporate Headquarters	—	1	1

Total	9	514	523

A more detailed description of our leasing arrangements appears in Item 8, Note 13.

ITEM 3:	LEGAL PROCEEDINGS

See Note 17 to the Consolidated Financial Statements included in Item 8 of this Report for a discussion of legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winn-Dixie’s common stock is traded on NASDAQ under the symbol WINN. The number of holders of record of our common stock as of August 10, 2009, was 1,328. Approximately 82% of our outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

We did not pay dividends during fiscal 2009 or fiscal 2008. Under the terms of our Credit Agreement, we are restricted substantially from paying dividends.

The following table shows the quarterly high and low sales prices of the Company’s common stock for fiscal 2008 and fiscal 2009:

	High	Low
Fiscal 2008:
First Quarter	$31.45	18.73
Second Quarter	$23.86	14.80
Third Quarter	$18.95	14.45
Fourth Quarter	$19.17	15.00
Fiscal 2009:
First Quarter	$19.41	12.38
Second Quarter	$16.24	10.09
Third Quarter	$15.73	8.01
Fourth Quarter	$15.72	9.24

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2009.

The following graph shows the cumulative total shareholder return for the Company’s common stock during the period from November 22, 2006 (when we emerged from Chapter 11), to June 24, 2009. Five-year historical data is not presented because the Predecessor’s stock was cancelled upon our emergence from Chapter 11.

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

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

ITEM 6:	SELECTED FINANCIAL DATA

We derived the financial data below from our audited Consolidated Financial Statements included in Item 8 of this report and from our previously issued audited consolidated financial statements. We reclassified all necessary data to reflect discontinued operations, as described in Note 14 of the Consolidated Financial Statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, included in Item 7 and Item 8, respectively, of this report. As a result of the application of fresh-start reporting in accordance with SOP 90-7, the Company’s consolidated financial statements for periods prior to November 15, 2006 are not comparable to its consolidated financial statements for periods on or after November 15, 2006.

In millions, except per share data	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal
	2009	2008			2006	2005
Results of continuing operations:
Net sales	$7,367	7,281	4,524	2,677	7,133	6,945
Gross profit	$2,098	1,984	1,229	707	1,851	1,813
Other operating and administrative expenses	$2,035	1,960	1,188	776	1,991	1,929
Impairment and restructuring charges, net	$6	1	—	22	7	190
Income (loss) before reorganization items and income taxes	$76	26	45	(97)	(159)	(339)
Reorganization items, net gain	$—	—	—	(334)	(251)	(148)
Income (loss) from continuing operations	$40	13	28	252	102	(381)
Net income (loss) per share from continuing operations:
Basic	$0.73	0.24	0.53	1.78	0.72	(2.70)
Diluted	$0.73	0.24	0.53	1.78	0.72	(2.70)

	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal
	2009	2008			2006	2005
Financial data as of fiscal period end:
Capital expenditures	$217	218	69	24	31	111
Working capital [1]	$295	314	441	433	421	810
Total assets	$1,815	1,776	1,699	1,719	1,608	1,987
Liabilities subject to compromise	$—	—	—	—	1,118	1,111
Long-term debt [1]	$—	—	—	—	—	245
Capital lease obligations - long term	$24	18	19	9	5	11
Shareholders’ equity (deficit)	$879	826	797	759	(282)	59

1	For fiscal 2006 and fiscal 2005, working capital and long-term debt excluded liabilities subject to compromise. Long-term debt included long-term borrowings under the DIP Credit Facility (as defined in the liquidity and capital resources discussion in Item 7).

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Summary

We continue to make progress in our multi-year turnaround plan during fiscal 2009, including progress in our remodel program, achievement of a positive year on year identical sales increase and improved gross margins due primarily to product mix changes. We are on target with our remodel program, which was funded during fiscal 2009 by cash flow from operations and working capital improvements. Our identical store sales increase for fiscal 2009 was 1.2% as compared to fiscal 2008 resulting from an increase in basket size of 2.4% offset by a decline in transaction count of 1.2%. Identical store sales were positively impacted by food price inflation. Other factors impacting our identical store sales were competitive activity and other general market factors and sales increases related to remodeled stores. Gross margin improved by 130 basis points as compared to fiscal 2008, related primarily to product mix changes. Operating and administrative expenses increased as compared to fiscal 2008 due primarily to salaries, related primarily to retail labor.

RESULTS OF OPERATIONS

Continuing Operations

Fiscal year ended June 24, 2009 (“fiscal 2009”), as compared to fiscal year ended June 25, 2008 (“fiscal 2008”)

Net Sales. Net sales were $7.4 billion for fiscal 2009, an increase of $85.5 million, or 1.2%, as compared to fiscal 2008. Net sales primarily related to grocery and supermarket items. In aggregate, pharmacy, fuel and floral department sales comprised approximately 10% of net sales in both fiscal 2009 and fiscal 2008.

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. During fiscal 2009, we closed six stores which were at or near the end of their respective leases. Identical store sales increased 1.2% for fiscal 2009 as compared to fiscal 2008.

The increase in our identical store sales for fiscal 2009 as compared to fiscal 2008 was the result of an increase in basket size (average sales per customer visit on identical store sales) of 2.4%, offset by a decrease in transaction count (number of customer visits on identical store sales) of 1.2%.

We believe food price inflation was the largest contributor to the increase in our basket size and our identical store sales increase. Other factors that impacted our identical store sales included, but were not limited to, competitive activity and other general market factors; sales increases related to remodeled stores and in areas impacted by hurricanes and a tropical storm; and a sales mix shift from brand name pharmaceutical products to generic.

The percentage of generic pharmaceutical products sold versus branded products was higher than in the prior fiscal year, resulting in a negative impact on identical sales of approximately 80 basis points.

During the 12 weeks ended September 17, 2008, Hurricanes Gustav and Ike and Tropical Storm Fay impacted many of our stores in our operating area. We experienced a sales lift from these storms from pre-storm purchases, reopening stores before certain competitors, and increased sales from federal food assistance. This increase was partially offset by sales losses during temporary closure resulting in a positive impact on identical sales of approximately 40 basis points for fiscal 2009.

Gross Profit on Sales. Gross profit on sales increased $114.9 million for fiscal 2009 as compared to fiscal 2008. As a percentage of net sales, gross margin was 28.5% and 27.2% for fiscal 2009 and fiscal 2008, respectively.

The gross margin improvement of approximately 130 basis points in fiscal 2009 as compared to fiscal 2008 was attributable primarily to product mix changes (100 basis points), lower warehouse and transportation costs and other items, due primarily to fuel cost decreases (20 basis points), and a decrease in the LIFO charge (10 basis points).

Product mix changes resulted from higher percentages of sales of items such as corporate brand products and perishables.

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $75.0 million for fiscal 2009 as compared to fiscal 2008. As a percentage of net sales, other operating and administrative expenses were 27.6% and 26.9% for fiscal 2009 and fiscal 2008, respectively.

The table below details the increases in other operating and administrative expenses for fiscal 2009 as compared to fiscal 2008 (in millions):

Decrease in benefit from self-insurance reserves reduction	$10.7
Increase in:
Salaries, primarily related to retail labor	30.8
Depreciation and amortization, primarily related to store remodeling program	15.9
Utilities, primarily related to higher rates	13.1
Hurricanes and tropical storm-related expenses	2.7
Other, net	1.8

$75.0

Gain on Insurance Settlement. We incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. During fiscal 2009, we reached a final settlement with our insurers related to our claim resulting from these hurricanes. Final payments totaling approximately $25.0 million received during fiscal 2009 exceeded the insurance receivable. Accordingly, we recorded a gain of $22.4 million in the consolidated statements of operations during fiscal 2009.

Impairment Charges. Impairment charges of $5.5 million and $1.0 million were recorded in fiscal 2009 and fiscal 2008, respectively. See Item 8, Note 7 for further discussion of impairment charges.

Interest Expense (Income), net. Interest expense is primarily interest on long-term and short-term debt and capital leases, offset by interest income. For fiscal 2009, interest expense, net was $5.0 million, as compared to interest income, net of $3.1 million for fiscal 2008.

The increase in interest expense (income), net was primarily related to lower investment returns due to less invested cash and lower rates of return during fiscal 2009, as compared to fiscal 2008. Interest income was $2.1 million and $8.7 million for fiscal 2009 and fiscal 2008, respectively. See Item 8, Note 10 for further description of interest expense (income), net.

Income Taxes. Income tax expense for fiscal 2009 and fiscal 2008 was $35.9 million and $13.2 million, respectively. The income tax expense will not result in significant cash payments due to the availability of net operating loss (NOL) carryforwards, as further described below. The effective tax rate for fiscal 2009 and fiscal 2008 was an expense of 47.4% and 50.8%, respectively, which differs from statutory rates due primarily to permanent items and the impact of our prior year tax return to provision adjustment recorded in each of the second quarters of fiscal 2009 and fiscal 2008, respectively.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of June 24, 2009, we had $516.8 million of NOL carryforwards for federal income tax purposes that will begin to expire in fiscal 2025, and NOL carryforwards for state income tax purposes of $807.8 million that will begin to expire in fiscal 2019. In addition, we had tax credit carryforwards of $34.5 million for federal income tax purposes, which will begin to expire in fiscal 2023.

The benefits associated with any future recognition of tax attributes that existed at the time of our emergence from bankruptcy do not reduce income tax expense through fiscal 2009. Instead, the benefits first reduce intangible assets to $0 and then increase shareholders’ equity. We recognized tax attributes that existed as of November 15, 2006, totaling $44.3 million and $15.4 million for fiscal 2009 and fiscal 2008, respectively, and thereby reduced intangible assets by these amounts. See Item 8, Note 18 for further discussion of the adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” in fiscal 2010.

As of June 24, 2009, we had $12.4 million of unrecognized tax benefits; if recognized, $679 thousand of this amount would change our effective income tax rate. We do not anticipate that we will record any significant change in the unrecognized tax benefit during fiscal 2010.

Generally, the statute of limitations remains open for our federal and state income tax returns for our fiscal 2006 through 2008 tax years.

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

Identical store sales increased 0.9% for fiscal 2008 as compared to fiscal 2007. The increase in our identical store sales for fiscal 2008 as compared to fiscal 2007 was the result of an increase in basket size of 3.1%, offset by a decrease in transaction count of 2.2%.

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

The Successor operating and administrative expenses were impacted by the application of fresh-start reporting due to emergence from bankruptcy, primarily by a reduction in depreciation from reduced asset values partially offset by amortization of new intangible assets including pharmacy prescription files and favorable and unfavorable leases.

The following table reflects the impact of fresh-start reporting and other significant items on the successor periods ended June 25, 2008, and June 27, 2007, and the predecessor period ended November 15, 2006 (in millions):

	Successor 52 weeks ended June 25, 2008	Successor 32 weeks ended June 27, 2007	Predecessor 20 weeks ended Nov. 15, 2006
Fresh start adjustments impact (decrease) increase:(1)
Depreciation reduction related to fresh start revaluation of assets	$(24.2)	(20.3)	—
Amortization increase related to pharmacy prescription files	3.6	2.3	—
Rent expense increase due to favorable lease amortization	14.9	9.4	—
Rent expense decrease due to unfavorable lease amortization	(11.7)	(7.4)	—
Expense items:
Depreciation and amortization (2)	$67.7	30.7	30.9
Favorable and unfavorable lease amortization, net (2)	3.2	2.0	—
Share-based compensation (2)	13.5	3.5	2.4
Favorable claims development, primarily workers’ compensation (3)	(25.8)	(17.4)	(0.6)
Vacant store lease buyout (4)	—	—	(5.9)
Cancelled defined benefit plan expense (2)	—	—	6.7
Emergence related items:
Directors’ and officers’ liability insurance (5)	—	—	8.1
Cancellation of share-based compensation equity grants (6)	—	—	9.2
Legal and professional fees (7)	3.2	11.7	—
Net gain related to claim estimates (8)	—	—	(8.2)

Notes:

(1)	See Note 1 to the Consolidated Financial Statements regarding fresh start reporting.

(2)	Represents actual amount of stated expense included in operating and administrative expense for each respective period.

(3)	Favorable claims development recognized as a result of our actuarial study performed, primarily related to self-insured workers’ compensation claims.

(4)	Gain recognized related to a buyout of a vacant store lease.

(5)	Insurance premium related to pre-emergence directors’ and officers’ liability.

(6)	Expense recognized upon cancellation of share-based compensation plans of the Predecessor upon emergence.

(7)	These costs represent legal and professional fees incurred primarily to resolve remaining claims related to our Chapter 11 case incurred after November 15, 2006.

(8)	Net gain recognized prior to emergence related to claims estimates.

Impairment Charges. Impairment charges of $1.0 million were recorded in fiscal 2008. No impairment charges were recorded during the 32 weeks ended June 27, 2007. During the 20 weeks ended November 15, 2006, $20.8 million of impairment charges related to continuing operations store facilities were recorded. See Item 8, Note 7 for further discussion of impairment charges.

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

We maintained a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

The benefits associated with any future recognition of tax attributes that existed at the time of emergence from bankruptcy do not reduce income tax expense. Instead, the benefits first reduce intangible assets to $0 and then increase shareholders’ equity. We recognized tax attributes that existed as of November 15, 2006, totaling $15.4 million and $19.8 million for fiscal 2008 and the 32 weeks ended June 27, 2007, respectively, and thereby reduced intangible assets by these amounts.

Effective November 15, 2006, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 25, 2008, we had $7.6 million of unrecognized tax benefits.

During fiscal 2008, we executed a settlement with the IRS in connection with the IRS’ examination of our federal income tax returns for fiscal years 2003 and 2004. No payment of additional tax was required as a result of the settlement.

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

During the 20 weeks ended November 15, 2006, we closed seven U.S. stores and sold our 78% ownership interest in Bahamas Supermarkets Limited, which owned all of our operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million.

Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations. Net sales from discontinued operations for the 20 weeks ended November 15, 2006, were $24.2 million. For the 20 weeks ended November 15, 2006, the gain on disposal of discontinued operations consisted of $30.3 million net gain on sale or retirement of assets, which included a $31.5 million gain from the sale of the Bahamian operation, $10.7 million of lease termination costs and $1.7 million of other costs.

The net restructuring charge for the 20 weeks ended November 15, 2006, consisted of $0.5 million of net gain on sale or retirement of assets, $0.2 million of lease termination costs, $0.2 million of employee termination costs and $0.9 million of other costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of June 24, 2009, we had $662.2 million of liquidity, comprised of $479.4 million of borrowing availability under the Credit Agreement and $182.8 million of cash and cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through fiscal 2010. Based on anticipated improvement in operating results and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2010 to operate our business and fund our capital expenditures.

Credit Agreement

On November 21, 2006, Winn-Dixie Stores, Inc., and certain of our subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, which is to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of our subsidiaries and are secured by senior liens on substantially all of our assets. Debt issuance costs of $9.2 million are being amortized over the term of the Credit Agreement. The Credit Agreement contains certain covenants, including an EBITDA financial covenant which is tested only when Excess Availability falls below $75.0 million. This Form 10-K contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006) and Amendment 1 to the Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2008). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability and Reserves.

As of November 21, 2006, existing letters of credit under the DIP Credit Facility (as defined below) were rolled over as letters of credit under the Credit Agreement. We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during fiscal 2009. As of June 24, 2009, no amount was outstanding.

Borrowing availability was $479.4 million as of June 24, 2009, as summarized below (in thousands):

June 24, 2009
Lesser of Borrowing Base or Credit Agreement capacity [1]	$529,392
Outstanding borrowings	—

Excess Availability	529,392
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$479,392

[1]	Net of Reserves of $194.9 million, including $174.2 million related to outstanding letters of credit.

[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of June 24, 2009, letters of credit totaling $174.2 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to insurance programs including workers’ compensation programs.

Debtor-In-Possession Credit Facility

Subsequent to the Petition Date (February 21, 2005), the Court authorized Winn-Dixie Stores, Inc. and five specified debtor subsidiaries to enter into an $800.0 million credit facility (the “DIP Credit Facility”). As of November 21, 2006, the outstanding balance on the DIP Credit Facility was $40.0 million under the term loan portion of the facility. On November 21, 2006, we repaid the DIP Credit Facility, which was then terminated. In addition to the DIP Credit Facility, the Predecessor had $300.0 million of outstanding senior notes (the “Notes”), which were included in liabilities subject to compromise in the Predecessor’s balance sheet. In accordance with the Plan, the Notes were cancelled and the holders thereof received shares of the Successor’s common stock. In accordance with SOP 90-7, as of the Petition Date (February 21, 2005), the Predecessor ceased accruing interest on all unsecured debt subject to compromise, primarily the Notes. See our Annual Report on Form 10-K for the fiscal year ended June 28, 2006, for more information about the DIP Credit Facility and the Notes.

Historical Cash Flow Data

The table below presents certain Consolidated Statements of Cash Flows data for fiscal 2009, fiscal 2008, the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006 (in thousands):

	Successor			Predecessor
	Fiscal 2009	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
Cash provided by (used in):
Operating activities	$199,556	208,670	95,649	(73,042)
Investing activities	(196,269)	(207,865)	(54,450)	84,553
Financing activities	(21,739)	(1,476)	2,876	(41,183)

Operating Activities. For fiscal 2009, net cash provided by operating activities was $199.6 million, due primarily to operating cash flows and working capital changes. We collected $28.9 million of proceeds from insurance claims of which $11.3 million related to operating activities and $17.6 million related to property and equipment and is classified as an investing activity.

For fiscal 2008, net cash provided by operating activities was $208.7 million, due primarily to operating cash flows and working capital changes related to vendor terms and receivable collections. We collected $20.1 million of proceeds from insurance claims and had $15.2 million of income tax refunds in fiscal 2008.

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

Investing Activities. For fiscal 2009 and fiscal 2008, cash used in investing activities of $196.3 million and $207.9 million, respectively, related primarily to expenditures for our store-remodeling program, discussed below. In fiscal 2009, we collected $17.6 million of proceeds from insurance claims related to investing activities. In fiscal 2008, proceeds from the sale of two dairy operations totaled $15.8 million. For the 32 weeks ended June 27, 2007, net cash used in investing activities was $54.5 million due primarily to capital expenditures which included repairs to locations damaged by hurricanes, investment in store improvements, including remodels, and equipment acquisition. For the 20 weeks ended November 15, 2006, net cash provided by investing activities was $84.6 million, due primarily to the receipt of approximately $54.0 million in proceeds from the sale of Bahamas Supermarkets, Limited.

Financing Activities. For fiscal 2009, net cash used in financing activities related primarily to a decrease in book overdrafts of $12.6 million and payments on capital leases of $9.1 million. For fiscal 2008, net cash used in financing activities related primarily to payments on capital leases of $7.8 million offset by an increase in book overdrafts of $6.1 million. For the 32 weeks ended June 27, 2007, net cash provided by financing activities included an increase in book overdrafts of $15.1 million offset by payment of debt issuance costs of $8.8 million related to the credit agreement. For the 20 weeks ended November 15, 2006, net cash used in financing activities related primarily to payments on credit facilities of $47.7 million which included the payoff of the DIP Credit Facility upon emergence.

Capital Expenditures. In fiscal 2010, we expect capital expenditures to total approximately $220 million, of which approximately $130 million is budgeted for our store-remodeling program. In fiscal 2010 and future fiscal years, we plan to remodel approximately 75 stores annually.

In addition to the store-remodeling program, we anticipate that during fiscal 2010 we will spend approximately $90 million on other capital expenditures, including retail store maintenance, information technology projects, back-up generators, new stores, and logistics projects.

OUTLOOK AND TRENDS

We recognize the need to adjust our business model to meet the changing needs and expectations of our customers. As a consideration, we assess the trends present in the markets in which we compete. Generally, it is difficult to predict if a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. We believe the following economic and/or industry trends are likely to continue for at least the next fiscal year:

•	New competitive store openings in our markets including grocery stores, supercenters, warehouse clubs and convenience stores.

•	We expect the lower level of food inflation recently experienced to continue and expect the food inflation rate to be approximately 1.5% for fiscal 2010.

•	Consumer spending behavior will continue to be impacted by the general economic environment including the trend toward purchase of corporate brands over national brand products.

•	Pricing will continue to be a significant driver of consumer choice in the industry.

•	The percentage of generic pharmaceuticals sales to branded pharmaceuticals is expected to continue to increase.

•	Utility rate increases are expected to continue to put pressure on our operating costs.

We expect to continue to focus on building customer loyalty and growing profitable sales over the long term. In addition, we believe the following plans and business specific trends will have an impact on our business during fiscal 2010.

•

We will continue our store remodeling program with plans to remodel 75 stores per year. A significant portion of our sales growth in fiscal 2010 and beyond is expected to come from remodeled stores. Beginning in the second half of fiscal 2009, we embarked on the second phase of the remodeling program which primarily employs a market-by-market approach to complete remodels of all stores in a full market area and target advertising efforts to leverage the brand more effectively.

•	We will continue to focus on merchandising and marketing initiatives which emphasize “fresh and local” neighborhood marketing.

•	We will continue to focus on customer service initiatives.

•	We will continue to focus on cost management as we continue to balance our pricing and margin decisions.

•	We will continue our business focus on our corporate brand products.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Contractual obligations represent known future cash payments that we will be required to make under existing arrangements, such as debt and lease agreements. The table below presents the scheduled payments due under our contractual obligations as of June 24, 2009:

Contractual Obligations

	Payment due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt [1]	$—	—	—	—	—
Capital leases	41.3	13.3	18.0	10.0	—
Operating leases	1,516.0	209.9	371.8	312.4	621.9
Purchase obligations [2]	156.1	143.1	13.0	—	—
Retirement plans [3]	13.9	1.8	3.3	2.6	6.2
Other	12.4	6.8	5.3	0.3	—

Total	$1,739.7	374.9	411.4	325.3	628.1

[1]	Excludes: $174.2 million of letters of credit outstanding under the Credit Agreement; and Borrowing Availability of $479.4 million.

[2]

We enter into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Contracts that are cancelable within 60 days are excluded. Contracts that are either non-cancelable or are less specific as to our obligations upon cancellation are included above. When applicable, we used anticipated purchase volumes to allocate the purchase obligation to the indicated periods. The amounts above include open purchase orders of $134.9 million.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities. We believe that the policies below are our critical accounting policies, as they are most important to the portrayal of our financial condition and results, and require management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of inherently uncertain matters. See Item 8, Notes 2 and 18 for further discussion of our accounting policies and accounting standards not yet adopted.

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

Self-insurance. We self-insure for certain insurable risks, primarily workers’ compensation, business interruptions, general liability, automobile liability and property losses, as well as employee medical benefits. We obtain insurance coverage for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. We estimate the liabilities related to self-insured programs with the assistance of an independent actuary. The accounting estimates for self-insurance liabilities include both known and incurred but not reported insurance claims and reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our Chapter 11 filings. Unanticipated changes in these factors may materially affect our results of operations and financial position.

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

At June 24, 2009, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. However, as of June 24, 2009, we had no amount outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 24, 2009 and June 25, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows the years ended June 24, 2009 and June 25, 2008, the 32 weeks ended June 27, 2007 (Successor Company), and the 20 weeks ended November 15, 2006 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries as of June 24, 2009 and June 25, 2008, and the results of their operations and their cash flows for the years ended June 24, 2009 and June 25, 2008, the 32 weeks ended June 27, 2007 (Successor Company), and the 20 weeks ended November 15, 2006 (Predecessor Company) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note 8 to the consolidated financial statements, in connection with the application of fresh-start reporting, effective November 15, 2006, the Successor Company early adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Income Tax Uncertainties.”

As discussed in Note 11 to the consolidated financial statements, in connection with the application of fresh-start reporting, effective November 15, 2006, the Successor Company early adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and has recognized the funded status of the defined benefit postretirement plan in its consolidated financial statements as of June 27, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 24, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

August 24, 2009

Jacksonville, Florida

Certified Public Accountants

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
Amounts in thousands except per share data	Fiscal 2009	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
Net sales	$7,366,965	7,281,449	4,524,483	2,676,678
Cost of sales, including warehouse and delivery expenses	5,268,549	5,297,898	3,295,185	1,969,641

Gross profit on sales	2,098,416	1,983,551	1,229,298	707,037
Other operating and administrative expenses	2,034,623	1,959,582	1,187,939	776,482
Gain on insurance settlement	(22,430)	—	—	—
Impairment charges	5,536	1,002	—	20,778
Restructuring charge, net	—	—	—	786

Operating income (loss)	80,687	22,967	41,359	(91,009)
Interest expense (income), net (contractual interest for 20 weeks ended November 15, 2006, was $15,766)	4,978	(3,063)	(4,132)	5,527

Income (loss) before reorganization items and income taxes	75,709	26,030	45,491	(96,536)
Reorganization items, net gain	—	—	—	(334,430)
Income tax expense (benefit)	35,920	13,218	17,026	(13,980)

Net income from continuing operations	39,789	12,812	28,465	251,874

Discontinued operations:
Income from discontinued operations	—	—	—	2,333
Gain on disposal of discontinued operations	—	—	—	17,922

Net income from discontinued operations	—	—	—	20,255

Net income	$39,789	12,812	28,465	272,129

Basic and diluted earnings per share:
Earnings from continuing operations	$0.73	0.24	0.53	1.78
Earnings from discontinued operations	—	—	—	0.15

Basic and diluted earnings per share	$0.73	0.24	0.53	1.93

Weighted-average common shares outstanding-basic	54,347	53,959	53,901	141,317

Weighted-average common shares outstanding-diluted	54,583	54,306	54,084	141,317

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
Dollar amounts in thousands except share data	June 24, 2009	June 25, 2008
ASSETS
Current assets:
Cash and cash equivalents	$182,823	201,275
Trade and other receivables, less allowance for doubtful receivables of $3,946 ($1,906 at June 25, 2008)	70,115	79,912
Insurance claims receivable	—	2,197
Income tax receivable	3,351	4,874
Merchandise inventories, less LIFO reserve of $39,252 ($24,738 at June 25, 2008)	665,481	649,022
Prepaid expenses and other current assets	32,571	42,099

Total current assets	954,341	979,379

Property, plant and equipment, net	591,712	446,866
Intangible assets, net	225,732	294,775
Deferred tax assets, non-current	37,987	39,454
Other assets, net	5,277	15,047

Total assets	$1,815,049	1,775,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$10,888	7,920
Accounts payable	333,471	340,211
Reserve for self-insurance liabilities	71,744	73,365
Accrued wages and salaries	80,796	77,575
Accrued rent	35,274	39,464
Deferred tax liabilities	45,792	50,557
Accrued expenses	81,240	76,244

Total current liabilities	659,205	665,336

Reserve for self-insurance liabilities	117,396	121,000
Long-term borrowings under credit facilities	—	58
Unfavorable leases	110,936	126,049
Obligations under capital leases	24,378	17,698
Other liabilities	24,036	19,753

Total liabilities	935,951	949,894

Commitments and contingent liabilities (Notes 1, 8, 9, 13 and 17)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 54,582,067 shares issued and 54,483,540 outstanding at June 24, 2009, and 54,179,890 shares issued and 54,081,363 outstanding at June 25, 2008	54	54
Additional paid-in-capital	791,567	776,059
Retained earnings	81,066	41,277
Accumulated other comprehensive income	6,411	8,237

Total shareholders’ equity	879,098	825,627

Total liabilities and shareholders’ equity	$1,815,049	1,775,521

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
Amounts in thousands	Fiscal 2009	Fiscal 2008	32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
Cash flows from operating activities:
Net income	$39,789	12,812	28,465	272,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sales of assets, net	(255)	(2,874)	1,566	(35,373)
Gain on insurance settlement	(22,430)	—	—	—
Reorganization items, net gain	—	—	—	(334,430)
Impairment charges	5,536	1,002	—	20,857
Depreciation and amortization	99,566	88,460	42,475	36,274
Deferred income taxes	35,920	13,218	17,026	—
Share-based compensation, net	15,469	13,468	3,455	11,609
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	3,211	3,295	2,152	—
Trade, insurance and other receivables	20,999	33,210	17,762	29,850
Merchandise inventories	(16,459)	(7,564)	15,305	(31,564)
Prepaid expenses and other current assets	9,528	(1,117)	16,313	(2,426)
Accounts payable	7,052	69,981	(18,288)	(20,458)
Income taxes payable / receivable	5,534	14,952	32,436	(2,944)
Reserve for self-insurance liabilities	(5,225)	(20,125)	(12,988)	(1,203)
Accrued expenses and other	1,321	(10,048)	(50,030)	(4,278)

Net cash provided by (used in) operating activities before reorganization items	199,556	208,670	95,649	(61,957)

Cash effect of reorganization items	—	—	—	(11,085)

Net cash provided by (used in) operating activities	199,556	208,670	95,649	(73,042)

Cash flows from investing activities:
Purchases of property, plant and equipment	(216,885)	(217,766)	(68,517)	(23,888)
Decrease (increase) in investments and other assets, net	1,699	(9,506)	12,672	15,067
Sales of assets	1,316	16,031	2,071	83,012
Purchases of marketable securities	—	(72,090)	(2,165)	(4,321)
Sales of marketable securities	—	75,466	1,325	14,991
Proceeds from insurance	17,601	—	—	—
Other, net	—	—	164	(308)

Net cash (used in) provided by investing activities	(196,269)	(207,865)	(54,450)	84,553

Cash flows from financing activities:
Gross borrowings on credit facilities	12,777	11,184	4,955	7,690
Gross payments on credit facilities	(12,835)	(11,140)	(4,941)	(47,690)
(Decrease) increase in book overdrafts	(12,623)	6,069	15,063	164
Principal payments on long-term debt and capital leases	(9,097)	(7,779)	(3,372)	(981)
Debt issuance costs	—	—	(8,829)	(366)
Cash received from exercised share options	—	190	—	—
Proceeds from sales under Employee Stock Purchase Plan	39	—	—	—

Net cash (used in) provided by financing activities	(21,739)	(1,476)	2,876	(41,183)

(Decrease) increase in cash and cash equivalents	(18,452)	(671)	44,075	(29,672)
Cash and cash equivalents at beginning of period	201,275	201,946	157,871	187,543

Cash and cash equivalents at end of period	$182,823	201,275	201,946	157,871

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Amounts in thousands	Number of Common Shares	Par Value of Common Stock	Additional Paid-In- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Predecessor:
Balances as of June 28, 2006	141,858	$141,858	34,874	(438,015)	(20,805)	$(282,088)

Comprehensive loss before fresh-start reporting:
Net loss	—	—	—	(25,022)	—	(25,022)
Minimum pension liability adjustment *	—	—	—	—	(1,854)	(1,854)
Unrealized gain on marketable securities*	—	—	—	—	204	204

Total comprehensive loss	—	—	—	(25,022)	(1,650)	(26,672)
Share-based compensation expense	—	—	2,373	—	—	2,373

Balances prior to fresh-start reporting	141,858	$141,858	37,247	(463,037)	(22,455)	$(306,387)

Cancellation of Predecessor stock and fresh-start reporting	(141,858)	(141,858)	(37,247)	463,037	22,455	306,387
Distribution of Successor stock	53,901	54	758,946	—	—	759,000

Successor:

Balances as of Nov. 15, 2006	53,901	$54	758,946	—	—	$759,000

Comprehensive income:
Net income	—	—	—	28,465	—	28,465
Change in post-retirement benefit obligation*	—	—	—	—	6,011	6,011
Unrealized gain on marketable securities*	—	—	—	—	10	10

Total comprehensive income	—	—	—	28,465	6,021	34,486
Share-based compensation expense			3,455	—	—	3,455

Balances as of June 27, 2007	53,901	$54	762,401	28,465	6,021	$796,941

Comprehensive income:
Net income	—	—	—	12,812	—	12,812
Change in post-retirement benefit obligation*	—	—	—	—	2,226	2,226
Realized gain on marketable securities*	—	—	—	—	(10)	(10)

Total comprehensive income	—	—	—	12,812	2,216	15,028
Restricted stock units vested	169	—	—	—	—	—
Stock options exercised	11	—	190	—	—	190
Share-based compensation expense	—	—	13,468	—	—	13,468

Balances as of June 25, 2008	54,081	$54	776,059	41,277	8,237	$825,627

Comprehensive income:
Net income	—	—	—	39,789	—	39,789
Change in post-retirement benefit obligation*	—	—	—	—	(1,826)	(1,826)

Total comprehensive income	—	—	—	39,789	(1,826)	37,963
Restricted stock units vested	399	—	—	—	—	—
Share-based compensation expense	—	—	15,469	—	—	15,469
Stock issued under Employee Stock Purchase Plan	4	—	39	—	—	39

Balances as of June 24, 2009	54,484	$54	791,567	81,066	6,411	$879,098

*	Net of tax of $0.

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

Exit Financing: On the Effective Date, the Company closed on a $725.0 million senior secured revolving credit facility (the “Credit Agreement”; see Note 9).

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

Unsecured claims: Once the allowed amount of an unsecured claim is determined through settlement or by Court order, the claimant is entitled to a distribution as provided for by the Plan. Substantially all unsecured claimants with allowed claims are entitled to a distribution of shares of the Successor’s common stock, with the number of shares dependent on the amount and class of the allowed claim. As of June 24, 2009, 46.8 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $928.3 million in allowed amounts; and 7.2 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Holders of disputed unsecured claims that are subsequently allowed will receive distributions no less frequently than quarterly, as required by the Plan. If sufficient excess shares remain in reserve after resolution of all disputed unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the Plan. Claimants as of the Applicable Distribution Record Date established under the Plan (December 20, 2006, for class 13 and November 15, 2006, for other classes) will receive such excess shares if and when distributed. There is no assurance that there will be sufficient shares to satisfy all allowed claims or any excess shares for any such subsequent distribution. The claims resolution process for unsecured claims, as provided for in the Plan, will not result in additional expense or income in the Successor’s financial statements.

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

Reorganization Items: Reorganization items were incurred by the Predecessor since the Petition Date as a direct result of the Debtors’ Chapter 11 filings, and were comprised of the following:

20 weeks ended November 15, 2006
Reorganization items, net gain:
Gain on extinguishment of debt	$(188,197)
Revaluation of assets and liabilities	(144,837)
Professional fees	31,192
Lease rejections	(42,799)
Interest income	(3,583)
Estimated claims adjustments and other, net	13,794

Reorganization items, net gain	$(334,430)

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Predecessor	Plan of Reorganization Adjustments		Fresh-start Valuation Adjustments		Successor
Cash and cash equivalents	$198,830	(40,959	) a	—		157,871
Trade and other receivables, net	139,047	(47,148	) b	4,558	g	96,457
Merchandise inventories, net	509,449	—		147,314	f	656,763
Other current assets	114,305	2,344	c	19,728	g	136,377

Total current assets	961,631	(85,763)		171,600		1,047,468
Property, plant and equipment, net	468,939	—		(237,587	) g	231,352
Intangibles and other assets	75,000	7,114	c	357,836	g	439,950

Total assets	$1,505,570	(78,649)		291,849		1,718,770

Accounts payable	$217,354	44,325	b	(6,698	) g	254,981
Current borrowings under DIP Credit Facility	39,956	(39,956	) a	—		—
Other current liabilities	308,870	31,741	d	19,339	g	359,950

Total current liabilities	566,180	36,110		12,641		614,931
Non-current liabilities	187,709	22,759	b	134,371	g	344,839

Total liabilities not subject to compromise	753,889	58,869		147,012		959,770
Liabilities subject to compromise	1,058,068	(1,058,068	) b	—		—

Total liabilities	1,811,957	(999,199)		147,012		959,770

Common stock	141,858	(141,804	) e	—		54
Additional paid-in-capital	37,247	910,040	e	(188,341	) h	758,946
Accumulated deficit	(463,037)	152,314	e	310,723	h	—
Accumulated other comprehensive loss	(22,455)	—		22,455	h	—

Total shareholders’ (deficit) equity	(306,387)	920,550		144,837		759,000

Total liabilities and shareholders’ (deficit) equity	$1,505,570	(78,649)		291,849		1,718,770

a.	Primarily reflects the payment of the DIP Credit Facility (as defined in Note 9) and related accrued interest.

b.	Reflects the discharge of most of the Predecessor’s pre-petition liabilities in accordance with the Plan of Reorganization, including offset of certain accounts receivable, the settlement of remaining liabilities subject to compromise through accrual of reinstated obligations or distributions payable and the accrual of insurance costs related to the confirmation of the Plan and debt issuance costs of the Credit Agreement.

c.	Reflects escrow deposits and the capitalization of debt issuance costs of the Credit Agreement, net of the write-off of unamortized debt issuance costs of the DIP Credit Facility.

d.	Reflects the accrual of contract cure costs of assumed contracts and leases and professional fees related to the consummation of the Plan.

e.	Reflects the issuance of the Successor’s common stock to pre-petition creditors, the cancellation of the Predecessor’s common stock, the gain on discharge of liabilities subject to compromise and other costs incurred pursuant to the Plan.

f.	Primarily reflects a change to the carrying value of inventory to reflect the reversal of the LIFO reserve and other adjustments to FIFO values (both as defined in Note 2).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

g.	Reflects revaluation of assets and liabilities to fair values, including recognition of certain intangible assets and the reduction of non-current assets in accordance with SFAS 141.

h.	Reflects the gain on revaluation of assets and liabilities and the elimination of the Predecessor’s historical accumulated deficit and other equity accounts, resulting in the Successor’s equity value of $759.0 million.

2.	Summary of Significant Accounting Policies and Other Matters

The Company: As of June 24, 2009, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 515 retail stores, with 5 fuel centers and 74 liquor stores. In support of its stores, the Company operated six distribution centers and one manufacturing operation.

Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal 2009, fiscal 2008 and fiscal 2007 were each comprised of 52 weeks. As a result of the adoption of fresh-start reporting, the results of operations reflect 32 weeks ended June 27, 2007, of the Successor and 20 weeks ended November 15, 2006, of the Predecessor in order to report what was historically the fiscal year ended June 27, 2007.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Also in accordance with SOP 90-7, pre-petition liabilities subject to compromise are segregated in the Predecessor’s balance sheet and classified as liabilities subject to compromise, at management’s estimate of the amount of allowable claims. Revenues, expenses, realized gains and losses, and provisions for losses that resulted from the reorganization are reported separately as reorganization items in the Predecessor’s consolidated statements of operations. Net cash used for reorganization items is disclosed separately in the Predecessor’s consolidated statements of cash flows.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash includes in- transit amounts from debit, credit and electronic benefit transactions. Cash and cash equivalents consisted of United States government obligations money market funds of $173.8 million and cash in stores of $9.0 million as of June 24, 2009, and United States government obligations money market funds of $192.2 million and cash in stores of $9.1 million as of June 25, 2008. Book overdrafts of $12.9 million and $25.5 million were classified as accounts payable in the Consolidated Balance Sheets as of June 24, 2009, and June 25, 2008, respectively.

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to vendor allowances and from third-party insurance companies for pharmacy billings.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. As of both June 24, 2009, and June 25, 2008, the dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers. The LIFO reserve represents the amount of the excess of the replacement or current cost over the stated LIFO amount.

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

Property, Plant and Equipment: Property, plant and equipment is stated at historical cost less accumulated depreciation and amortization. Interest costs on construction projects are capitalized as part of the costs of the newly constructed facilities. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset. Building depreciation is based on a life of forty

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

years. Store equipment depreciation is based on lives varying from five to eight years. Transportation equipment depreciation is based on lives varying from five to ten years. Distribution and manufacturing equipment depreciation is based on a life of ten years. Amortization of improvements to leased facilities is based on the term of the lease or the estimated useful life of the improvement, whichever is less. As a result of fresh-start reporting, property, plant and equipment was revalued in accordance with SFAS 141 as of November 15, 2006 (see Note 1).

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

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues for obligations related to closed facilities, primarily stores, based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income and changes in costs. During the Chapter 11 proceedings, adjustments also include recalculation of liabilities based upon a statutory formula when the Court approved rejection of a lease under the Bankruptcy Code. All adjustments are recorded in the period in which the changes become known.

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

Advertising: The Company expenses the costs of advertising and promotions as incurred and, depending on the location, reports these costs in other operating and administrative expenses. Advertising and promotional expense totaled $95.9 million, $94.0 million, $51.4 million and $34.6 million for fiscal 2009, fiscal 2008, the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006, respectively.

Comprehensive Income (Loss): Comprehensive income (loss) differs from net income (loss) as shown on the Consolidated Statements of Operations due to changes in post-retirement benefit obligation, unrealized changes in the fair values of marketable securities and, for the Predecessor only, additional minimum pension liability adjustments. These items are excluded from operations and are instead recorded to accumulated other comprehensive income (loss), a component of shareholders’ equity (deficit).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.	Earnings per Share

Basic earnings per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding on the assumed vesting and exercise of all common stock equivalents which include options and restricted stock units (collectively “CSEs”), subject to anti-dilution limitations. The Predecessor CSEs include options, restricted stock units and restricted stock.

For fiscal 2009, fiscal 2008 and the 32 weeks ended June 27, 2007, the weighted-average number of common shares outstanding used in the calculation of diluted earnings per share included approximately 0.2 million, 0.3 million and 0.2 million CSEs, respectively. For the 20 weeks ended November 15, 2006, there were no dilutive CSEs. The calculations excluded approximately 4.4 million, 1.3 million, 1.1 million and 6.5 million anti-dilutive CSEs for fiscal 2009, fiscal 2008, the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006, respectively.

4.	Inventory

The Company recognized LIFO charges of $14.5 million, $19.6 million and $5.1 million for fiscal 2009, fiscal 2008 and the 32 weeks ended June 27, 2007, respectively. The Company recognized a LIFO benefit of $1.8 million for the 20 weeks ended November 15, 2006. The LIFO charge for fiscal 2009 and fiscal 2008 was net of a benefit of $3.5 million and $1.4 million, respectively, related to liquidation of LIFO layers. There was no benefit from liquidation of LIFO layers in the 32 weeks ended June 27, 2007. The LIFO benefit for the 20 weeks ended November 15, 2006, included $2.4 million related to liquidation of LIFO layers.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Property, Plant and Equipment

Property, plant and equipment consisted of:

	June 24, 2009	June 25, 2008
Land and land improvements	$11,480	11,480
Buildings	43,362	42,857
Furniture, fixtures, machinery and equipment	404,433	267,945
Transportation equipment	13,299	14,386
Improvements to leased facilities	211,221	138,899
Construction in progress	36,940	40,368

	720,735	515,935
Less: Accumulated depreciation	(161,967)	(90,879)

	558,768	425,056
Assets under capital leases, net of accumulated amortization of $13,100 ($6,062 in 2008)	32,944	21,810

Property, plant and equipment, net	$591,712	446,866

Assets under capital leases are primarily transportation equipment, store facilities and related land.

6.	Intangible Assets

	Weighted average remaining amortization period (years)	June 24, 2009		June 25, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Favorable leases	14	$198,773	(32,019)	244,816	(24,974)
Pharmacy prescription files	4	19,950	(7,449)	24,087	(5,778)
Software	3	46,579	(24,969)	45,826	(18,457)

Total		$265,302	(64,437)	314,729	(49,209)

Unamortized Intangible Assets
Trade name and trademark		$18,049		21,513
Liquor licenses		6,818		7,742

		$24,867		29,255

Estimated Amortization Expense
Fiscal 2010		$21,612
Fiscal 2011		21,275
Fiscal 2012		19,101
Fiscal 2013		16,772
Fiscal 2014		13,246
Thereafter		108,859

		$200,865

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Amortization of intangible assets was $28.8 million and $31.9 million for fiscal 2009 and fiscal 2008, respectively. Amortization for favorable leases was $15.8 million and $15.9 million for fiscal 2009 and fiscal 2008, respectively. During fiscal 2009 and fiscal 2008 the Company recognized tax attributes that existed as of November 15, 2006, and thereby reduced intangible assets by $44.3 million and $15.4 million, respectively (See Note 8).

7.	Impairment Charges

The Company periodically estimates the future cash flows expected to result from various long-lived assets and the residual values of such assets. In some cases, the Company concluded that the undiscounted cash flows were less than the carrying values of the related assets, resulting in impairment charges.

For fiscal 2009 impairment charges related to store facilities and favorable leases was $4.9 million. For fiscal 2008 impairment charges related to store facilities was $1.0 million. No impairment charges were recorded during the 32 weeks ended June 27, 2007. For the 20 weeks ended November 15, 2006, impairment charges related to store facilities was $20.9 million.

As a result of the Company’s annual review of intangible assets with indefinite lives, impairment charges related to liquor licenses were $0.6 million for fiscal 2009.

8.	Income Taxes

Income tax expense (benefit) for continuing operations consisted of:

	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
	2009	2008
Current
Federal	$—	—	—	(2,622)
State	—	—	—	(11,358)

	—	—	—	(13,980)

Deferred
Federal	31,087	11,839	14,970	—
State	4,833	1,379	2,056	—

	35,920	13,218	17,026	—

Total	$35,920	13,218	17,026	(13,980)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table reconciles the federal statutory income tax rate to the effective income tax rate for continuing operations:

	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
	2009	2008
Federal statutory income tax rate	35.00%	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefits	4.52	2.95	2.94	(3.10)
Company-owned life insurance gain	—	—	—	20.44
Tax credits	(0.29)	(0.98)	(0.40)	(0.04)
Effect of permanent differences related to bankruptcy	0.67	(2.72)	(7.00)	(6.07)
Valuation allowance	—	—	—	(51.25)
Prior year tax return to provision adjustment	1.32	3.94	—	—
Other, net	6.22	12.59	6.89	(0.86)

Effective tax rate	47.44%	50.78%	37.43%	(5.88)%

Income tax expense of $35.9 million, $13.2 million and $17.0 million was recognized for fiscal 2009, fiscal 2008 and the 32 weeks ended June 27, 2007, respectively. The expense will not result in significant cash payments due to the availability of net operating loss (“NOL”) carryforwards, as further described below. The income tax benefit recognized for the 20 weeks ended November 15, 2006, was attributable to the Company’s ability to carry back certain NOLs and an $11.6 million benefit associated with the resolution of a state tax matter.

Valuation Allowance

The Company maintains a full valuation allowance against substantially all of its net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

NOL Carryforwards

As of June 24, 2009, the Company had NOL carryforwards for federal income tax purposes of $516.8 million that will begin to expire in fiscal 2025, and NOL carryforwards for state income tax purposes of $807.8 million that will begin to expire in fiscal 2019. In addition, the Company had tax credit carryforwards of $34.5 million for federal income tax purposes, which will begin to expire in fiscal 2023.

During fiscal 2009, the two-year period during which IRC Section 382(l)(5) would be applicable to a subsequent ownership change expired.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The benefits associated with any recognition of tax attributes that existed at the time of emergence do not reduce income tax expense. Instead, the benefits first reduce intangible assets to $0 and then increase shareholders’ equity (see Note 18). The Company recognized tax attributes that existed as of November 15, 2006, totaling $44.3 million, $15.4 million and $19.8 million for fiscal 2009, fiscal 2008 and the 32 weeks ended June 27, 2007, respectively, and thereby reduced intangible assets by this amount. See Note 18 for impact of adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).

FIN 48

Effective November 15, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 24, 2009, the Company had $12.4 million of unrecognized tax benefits; if recognized, $679 thousand of this amount would change the effective income tax rate. The Company does not anticipate that it will record any significant change in the unrecognized tax benefit during fiscal 2010.

Generally, the statute of limitations remains open for the Company’s federal and state income tax returns for its fiscal 2006 through 2008 tax years.

A reconciliation of the unrecognized tax benefits is as follows:

Balance as of November 15, 2006	$17,895
Additions for tax positions of prior years	1,850
Reductions for tax positions of prior years	(3,301)
Settlements	(8,164)

Balance as of June 27, 2007	$8,280

Additions for tax positions of prior years	5,316
Reductions for tax positions of prior years	(6,021)

Balance as of June 25, 2008	$7,575

Additions for tax positions of prior years	10,406
Reductions due to statute of limitations expiration	(1,297)
Reductions for tax positions of prior years	(4,312)

Balance as of June 24, 2009	$12,372

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Deferred tax assets and liabilities consisted of the following:

	June 24, 2009	June 25, 2008
Deferred tax assets:
Insurance claims and self-insurance	$70,743	73,443
Compensation	24,795	18,172
Property, plant and equipment	49,098	80,761
Unfavorable leases	42,710	48,529
Accrued rent	2,281	2,894
Retirement and benefits	6,724	6,106
State NOL carryforwards	28,273	36,271
Federal NOL carryforwards	180,873	189,245
Federal tax credits	34,533	25,045
Other, net	16,972	7,466

Total deferred tax assets	457,002	487,932
Less: Valuation allowance	(325,263)	(334,571)

Net deferred tax assets	131,739	153,361

Deferred tax liabilities:
Merchandise inventories	(64,559)	(65,844)
Favorable leases	(64,712)	(84,346)
Intangible assets	(7,805)	(11,103)
Accumulated other comprehensive income	(2,468)	(3,171)

Total deferred tax liabilities	(139,544)	(164,464)

Net deferred tax liabilities	$(7,805)	(11,103)

9.	Debt

Successor

Credit Agreement

On November 21, 2006, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs of $9.2 million are being amortized over the term of the Credit Agreement. The Credit Agreement contains certain covenants, including an EBITDA financial covenant which is tested only when Excess Availability falls below $75.0 million. This Form 10-K contains only a general description of the terms of the Credit Agreement and is qualified

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006) and Amendment 1 to the Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2008). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability, and Reserves.

As of November 21, 2006, existing letters of credit under the DIP Credit Facility (as defined below) were rolled over as letters of credit under the Credit Agreement. The Company had no material borrowings on the Credit Agreement, other than fees charged by the lender, during fiscal 2008 and fiscal 2009. As of June 24, 2009, no amount was outstanding.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of June 24, 2009, the rates in effect for the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus 2.00%, at the Company’s option. For amounts borrowed in excess of $50.0 million, the rates in effect as of June 24, 2009, were LIBOR plus 1.25% or Prime. Also in effect as of June 24, 2009, was a standby letter of credit fee of 1.25%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0%, and a letter of credit fronting fee of 0.25%.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Borrowing availability was $479.4 million as of June 24, 2009, as summarized below:

June 24, 2009
Lesser of Borrowing Base or Credit Agreement capacity[1]	$529,392
Outstanding borrowings	—

Excess Availability	529,392
Limitation on Excess Availability[2]	(50,000)

Borrowing availability	$479,392

[1]	Net of Reserves of $194.9 million, including $174.2 million related to outstanding letters of credit.

[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of June 24, 2009, letters of credit totaling $174.2 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to insurance programs including workers’ compensation programs.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

10.	Interest Expense (Income), Net

Interest expense (income), net, from continuing operations consisted of the following:

	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
	2009	2008
Interest expense	$8,160	8,212	4,210	6,379
Capitalized interest	(1,108)	(2,572)	(726)	(187)
Interest income	(2,074)	(8,703)	(7,616)	(665)

Interest expense (income), net	$4,978	(3,063)	(4,132)	5,527

During the 20 weeks ended November 15, 2006, the Company did not accrue interest of $10.2 million for unsecured prepetition debts, in accordance with SOP 90-7.

11.	Retirement Plans

Profit Sharing/401(k) Plan

The Company has a Profit Sharing/401(k) Plan that has a noncontributory, trusteed profit-sharing feature and a contributory, trusteed 401(k) feature. The plan is in effect for eligible associates and may be amended or terminated at any time. For fiscal 2009, fiscal 2008 and the 32 weeks ended June 27, 2007, charges to operations for plan contributions amounted to $8.6 million, $8.7 million and $5.6 million, respectively. Charges to operations for plan contributions amounted to $3.8 million for the 20 weeks ended November 15, 2006. The assets and liabilities of this plan are excluded from the Consolidated Balance Sheets.

Post-retirement benefits

The Company provides medical insurance benefits to current and future retirees until age 65. Employees are eligible for benefits after attaining 55 years of age and ten years of full-time service with the Company. Other than retirees and active employees who had reached 55 years of age and had twenty years of service as of January 1, 2003, all covered individuals contribute amounts expected to be the full cost of coverage under the plan. In addition, the Successor continued the death benefit of a non-qualified defined benefit plan. The Company adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of November 15, 2006.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The components of net periodic benefit expense for the retiree medical plan and the death benefit consisted of the following:

	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
	2009	2008
Interest cost	$1,292	1,358	965	241
Amortization of prior service cost	—	—	—	532
Recognized net actuarial gain	(429)	(371)	—	—

Net periodic benefit expense	$863	987	965	773

Accumulated gain not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income was $6.4 million, $8.2 million and $6.0 million as of June 24, 2009, June 25, 2008, and June 27, 2007, respectively. The Company expects to recognize $0.4 million of the accumulated gain as a component of net periodic benefit expense in fiscal 2010.

Changes in the post-retirement benefit obligation were as follows:

Benefit obligation as of June 27, 2007	$22,763
Interest cost	1,358
Actuarial gain	(2,596)
Benefits paid	(1,380)

Benefit obligation as of June 25, 2008	$20,145

Interest cost	1,292
Actuarial loss	1,397
Benefits paid	(1,892)

Benefit obligation as of June 24, 2009	$20,942

The benefit obligation is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The discount rate used to determine net periodic benefit expense for the retiree medical plan was 6.75% and 6.27% for fiscal 2009 and fiscal 2008, respectively, and was 5.65% for the 32 weeks ended June 27, 2007, and 6.20% for the 20 weeks ended November 15, 2006.

Assumed health care cost rates significantly affect amounts related to the retiree medical plan. The health care cost trend rate assumed was 8.5% for fiscal 2009, 9.0% for fiscal 2008 and 9.5% for both the 32 weeks ended June 27, 2007 and the 20 weeks ended November 15, 2006. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.0%, which is assumed to be reached in fiscal 2029. The effect of a one-percentage point change in assumed health care cost trend rates is not significant.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company expects to pay the following benefits during the indicated fiscal years:

Fiscal 2010	$1,847
Fiscal 2011	1,776
Fiscal 2012	1,569
Fiscal 2013	1,294
Fiscal 2014	1,314
Fiscal years 2015-2019	6,259

12.	Share-Based Payments

Successor

General information

Under the Amended and Restated Equity Incentive Plan (the “EIP”), the Compensation Committee of the Company’s Board of Directors may grant up to 7.6 million share-based payments to officers, employees and directors, among others. Grants may include stock options, restricted stock and restricted stock units, as well as other forms of share-based payments. As of June 24, 2009, 1.9 million share-based payments were available for future grant under the EIP.

The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and or forfeited awards become available for re-issuance. Vesting and exercise of share-based awards are contingent on continued employment.

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based payments. Total compensation expense related to share-based payments was $15.5 million, $13.5 million and $3.5 million for fiscal 2009, fiscal 2008 and the 32 weeks ended June 27, 2007. As of June 24, 2009, the Company had $22.7 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.5 years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Options

In accordance with the EIP, the exercise price of an option cannot be less than the fair value of the Company’s common stock on the grant date. Options generally vest in equal installments on the first three or four anniversary dates of the grants and expire seven years from the grant date. Changes during fiscal 2009 were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 25, 2008	2,878	$21.30
Granted	1,187	13.93
Forfeited	(310)	20.54
Expired	(103)	23.38

Outstanding as of June 24, 2009	3,652	$18.92	5.18	$105

Exercisable as of June 24, 2009	1,418	$22.02	4.75	$—

Vested and expected to vest as of June 24, 2009	3,749	$19.03	5.17	$105

The total intrinsic value of stock options exercised during fiscal 2008 was $15.4 thousand. No options were exercised during fiscal 2009 or the 32 weeks ended June 27, 2007.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option and, for grants subsequent to January 7, 2009, are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during fiscal 2009, fiscal 2008 and the 32 weeks ended June 27, 2007, was $4.38, $7.68 and $7.45, respectively, which was determined using the following assumptions:

	Fiscal 2009	Fiscal 2008	32 weeks ended June 27, 2007
Risk-free interest rate range	1.78% - 2.81%	2.38% - 4.94%	4.45% - 4.93%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.75	4.50	4.38 - 4.75
Volatility range	30.60% - 51.07%	29.35% - 31.31%	31.14% - 35.50%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Restricted stock units (“RSUs”) are payable upon vesting as one share of common stock for each unit. The RSUs generally vest in equal installments on the first three or four anniversary dates of the grants. The RSUs do not have voting rights and are not entitled to dividends, if declared. The grant-date fair value of RSUs is equal to the closing price of the Company’s stock on the grant dates. The total value of shares vested during fiscal 2009 and fiscal 2008 was $5.1 million and $3.0 million, respectively. No shares vested during the 32 weeks ended June 27, 2007.

Changes during fiscal 2009 were:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 25, 2008	1,017	$17.10
Granted	910	13.69
Vested	(399)	17.27
Forfeited	(89)	15.85

Nonvested balance as of June 24, 2009	1,439	$14.98

Vested and expected to vest as of June 24, 2009	1,964	$15.62

Predecessor

The Predecessor issued no share-based payments during the 20 weeks ended November 15, 2006. As of November 15, 2006, under the Plan of Reorganization, all share-based payments were canceled as of the Effective Date. Share-based compensation expense for the 20 weeks ended November 15, 2006, was $11.6 million, which included the accelerated recognition of $9.2 million of share-based compensation expense due to the cancellation of the Predecessor’s share-based payments (see Note 1 regarding fresh-start reporting). See the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2006, for a detailed description of the Predecessor’s share-based payments.

13.	Leases

The Company leases substantially all of its stores and other facilities, as well as certain information technology equipment and transportation equipment. The majority of the Company’s lease obligations relate to real properties with remaining terms ranging from less than one year to thirty years. Many of the Company’s leases contain renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Lease Commitments

As of June 24, 2009, future contractual minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are:

	Capital	Operating	Subleases	Net
Fiscal Year:
2010	$13,280	209,850	(1,770)	221,360
2011	10,395	193,552	(1,625)	202,322
2012	7,621	178,213	(1,352)	184,482
2013	5,849	162,722	(1,082)	167,489
2014	4,205	149,686	(278)	153,613
Thereafter	—	621,951	(4)	621,947

Total minimum lease payments	41,350	1,515,974	(6,111)	1,551,213

Less: Amount representing interest	6,084

Present value of net minimum lease payments	$35,266

The carrying amount of the Company’s capital lease obligations of $35.3 million and $25.6 million approximates fair value as of June 24, 2009, and June 25, 2008, respectively.

Minimum rentals, contingent rentals and sublease rentals under operating leases, for both continuing and discontinued operations, were as follows:

	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
	2009	2008
Minimum rentals	$195,683	197,613	119,761	76,640
Contingent rentals	479	376	151	108
Less: Sublease rentals	(980)	(1,215)	(909)	(649)

Total	$195,182	196,774	119,003	76,099

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

During the 20 weeks ended November 15, 2006, the Company closed seven U.S. stores and sold its 78% ownership interest in Bahamas Supermarkets Limited, which owned all of the Company’s operations in The Bahamas. The sale of the Bahamian operations resulted in proceeds of $54.0 million.

Results of operations for six of the seven U.S. stores and the twelve stores and distribution center in The Bahamas were classified as discontinued operations. Net sales from discontinued operations for the 20 weeks ended November 15, 2006, were $24.2 million. For the 20 weeks ended November 15, 2006, the gain on disposal of discontinued operations consisted of $30.3 million net gain on sale or retirement of assets, which included a $31.5 million gain from the sale of the Bahamian operation, $10.7 million of lease termination costs and $1.7 million of other costs.

The net restructuring charge for the 20 weeks ended November 15, 2006, consisted of $0.5 million of net gain on sale or retirement of assets, $0.2 million of lease termination costs, $0.2 million of employee termination costs and $0.9 million of other costs.

15.	Insurance

The Company’s primary commercial general liability, business interruption, workers’ compensation, property loss and auto liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverages. Above the respective primary policy limits, the Company maintains commercial property and liability umbrella and excess workers’ compensation liability stop-loss coverage. Excess insurance applies above retentions of $2.0 million per occurrence for automobile and general liability, $1.5 million per occurrence for workers’ compensation, $10.0 million per occurrence for property losses and business interruption losses related to named windstorms, $2 million per occurrence and $5.0 million aggregate for all other property losses in excess of $0.1 million per occurrence. The Company also self-insures its employee medical benefits program.

The reserve for self-insurance related to workers’ compensation, general liability and auto liability was $176.7 million and $183.2 million as of June 24, 2009, and June 25, 2008, respectively, and is included in reserve for self-insurance liabilities in the accompanying Consolidated Balance Sheets. For fiscal 2009, this reserve decreased due to payments of $55.0 million, offset by expense of $48.5 million; this expense amount includes a $17.4 million reserve adjustment primarily due to favorable development from workers’ compensation claims. For fiscal 2008, this reserve decreased due to payments of $46.2 million, offset by expense of $25.8 million; this expense amount includes a $30.6 million reserve adjustment primarily due to favorable development from workers’ compensation claims.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. During fiscal 2009, the Company reached a final settlement with its insurers related to its claim resulting from these hurricanes. Final payments totaling approximately $25.0 million received during fiscal 2009, exceeded the insurance receivable. Accordingly, the Company recorded a gain of $22.4 million in the consolidated statements of operations during fiscal 2009.

16.	Supplemental Cash Flows Information

	Successor			Predecessor
	Fiscal		32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
	2009	2008
Interest paid	$5,708	8,441	3,360	4,716
Interest and dividends received	$2,375	8,650	7,044	4,316
Income taxes paid	$56	322	4,151	—
Income taxes received	$4,629	15,178	32,015	614

The Company entered into capital leases totaling $19.0 million, $8.4 million, $14.9 million and $3.5 million during fiscal 2009, fiscal 2008, the 32 weeks ended June 27, 2007, and the 20 weeks ended November 15, 2006, respectively. Purchases of property, plant and equipment included in accounts payable were $17.3 million, $18.5 million and $19.9 million as of June 24, 2009, June 25, 2008, and June 27, 2007, respectively. During fiscal 2008, the Company purchased equipment of $5.0 million through setoff against accounts receivables. See Note 1 regarding non-cash activities related to fresh-start reporting.

17.	Commitments and Contingencies

Purchase Commitments

The Company enters into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products, and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Certain of these contracts are cancelable, typically upon return of the related vendor allowances. Remaining purchase obligations for both non-cancelable contracts, contracts for which the Company’s obligations on cancellation are not specified, and open purchase orders totaled $156.1 million as of June 24, 2009, with remaining terms that range from one to three years, based on anticipated purchase volumes when applicable. These contracts are not recorded in the Consolidated Balance Sheets.

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

18.	New Accounting Pronouncements

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

As of June 24, 2009, the Company had a full valuation allowance against substantially all of its net deferred tax assets. Benefits associated with recognition of tax attributes that existed at the time of emergence from bankruptcy protection through June 24, 2009 reduced intangible assets. Upon adoption of SFAS 141R in the fiscal 2010, reversals of the valuation allowance will instead be reflected as reductions in income tax expense.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes standards of accounting for and disclosing subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through August 24, 2009, the issuance date of the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

19.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended, June 24, 2009, and June 25, 2008. Earnings per share amounts for each quarter are computed individually and may not equal the amount computed for the entire year.

	Quarters Ended
	Sept. 17	Jan. 7	Apr. 1	June 24
Fiscal 2009	(12 Weeks)	(16 Weeks)	(12 Weeks)	(12 Weeks)
Net sales	$1,675,935	2,250,046	1,725,946	1,715,038
Gross profit on sales	$466,758	632,495	498,730	500,433
Net (loss) income	$(2,270)	16,102	16,562	9,395
Basic and diluted (loss) earnings per share	$(0.04)	0.30	0.30	0.17

	Quarters Ended
Fiscal 2008	Sept. 19 (12 Weeks)	Jan. 9 (16 Weeks)	Apr. 2 (12 Weeks)	June 25 (12 Weeks)
Net sales	$1,620,898	2,246,968	1,722,829	1,690,754
Gross profit on sales	$446,355	599,026	483,080	455,090
Net (loss) income	$(790)	4,071	15,024	(5,493)
Basic and diluted (loss) earnings per share	$(0.01)	0.08	0.28	(0.10)

	Fourth Quarter Results of Operations
	June 24, 2009 (12 Weeks)	June 25, 2008 (12 Weeks)
Net sales	$1,715,038	1,690,754
Cost of sales, including warehouse and delivery expenses	1,214,605	1,235,664

Gross profit on sales	500,433	455,090
Other operating and administrative expenses	477,846	460,670
Impairment charges	3,666	792

Operating income (loss)	18,921	(6,372)
Interest expense, net	1,604	509

Income (loss) before income taxes	17,317	(6,881)
Income tax expense (benefit)	7,922	(1,388)

Net income (loss)	$9,395	(5,493)

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

In the fourth quarter of fiscal 2009, the Company recorded a $7.5 million adjustment to its self-insurance reserves primarily due to favorable development from workers’ compensation claims. This adjustment decreased cost of sales by $1.0 million and other operating and administrative expenses by $6.5 million.

In the fourth quarter of fiscal 2008, the Company recorded a $12.3 million adjustment to its self-insurance reserves, primarily due to favorable development from workers’ compensation claims. This adjustment decreased cost of sales by $2.0 million and other operating and administrative expenses by $10.3 million.

During the first three quarters of each fiscal year, the Company uses an estimated annual inflation rate to calculate LIFO inventory. During the fourth quarter of each year the Company uses its actual annual inflation rate in the calculations. The fourth quarter results of operations for fiscal 2009 reflect a benefit from LIFO of $3.3 million from a reduction in the estimated inflation rate.

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Additions charged to expense		Deductions from reserves		Balance at end of period
Successor:
Fiscal year ended June 24, 2009:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$334,571	35,008	(4)	44,316	(2)	325,263
Allowance for doubtful receivables	$1,906	7,687		5,647		3,946
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$183,160	48,488		54,947		176,701
Fiscal year ended June 25, 2008:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$341,179	8,804	(4)	15,412	(2)	334,571
Allowance for doubtful receivables	$3,663	7,015		8,772		1,906
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$203,544	25,792		46,176		183,160
32 weeks ended June 27, 2007:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$319,857	41,080	(4)	19,758	(2)	341,179
Allowance for doubtful receivables	$9,009	3,414		8,760		3,663
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$214,847	15,907		27,210		203,544
Predecessor:
20 weeks ended November 15, 2006:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$567,827	—		247,970	(3)	319,857
Allowance for doubtful receivables	$9,537	4,243		4,771		9,009
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$208,182	26,577		19,912		214,847

(1)	Contains reserve for workers’ compensation, general liability and auto liability and does not include reserves for the Company’s self-insured medical program.

(2)	Amount relates to tax attributes that existed as of November 15, 2006, and reduced intangible assets.

(3)	Amount includes adjustment as required for the adoption of fresh-start reporting as of November 15, 2006.

(4)	Amount relates to the change in net deferred tax assets.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 24, 2009, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 24, 2009, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 24, 2009. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management concluded that the Company maintained effective internal control over financial reporting as of June 24, 2009.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 24, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 24, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Winn-Dixie Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Winn-Dixie Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 24, 2009, based on criteria established in Internal Control–Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 24, 2009 and June 25, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended June 24, 2009 and June 25, 2008, the 32 weeks ended June 27, 2007 (Successor Company), and the 20 weeks ended November 15, 2006 (Predecessor Company), and our report dated August 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Jacksonville, Florida

Certified Public Accountants

August 24, 2009

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item not otherwise set forth below is presented under the captions “Our Board of Directors – Information About Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Audit Committee,” and “Corporate Governance – Nominating and Corporate Governance Committee” in our 2009 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

Executive Officers of the Company

Officers serve until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of June 24, 2009. The year appointed to current position and year first employed by the Company are both based on a calendar year.

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE
Peter L. Lynch	56	President and Chief Executive Officer	2004	2004

Larry B. Appel	48	Senior Vice President, Human Resources, Legal, General Counsel	2008	2002

Frank O. Eckstein	62	Senior Vice President, Retail Operations	2005	2005

Bennett L. Nussbaum	62	Senior Vice President and Chief Financial Officer	2004	2004

Daniel Portnoy	52	Senior Vice President and Chief Merchandising and Marketing Officer	2007	2007

Philip E. Pichulo	60	Group Vice President, Development	2006	2006

Christopher L. Scott	46	Group Vice President, Logistics & Distribution	2006	2002

Charles M. Weston	61	Group Vice President, Information Technology	2005	2004

D. Michael Byrum	56	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Mary Kellmanson	42	Vice President, Marketing	2008	2008

Sheila C. Reinken	48	Vice President, Finance and Treasurer	2006	2006

•

President and Chief Executive Officer, Mr. Lynch has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Senior Vice President, Human Resources, Legal and General Counsel, Mr. Appel was Senior Vice President, Legal and General Counsel of the Company from 2002 until 2008.

•	Senior Vice President, Retail Operations, Mr. Eckstein was most recently Senior Vice President, Retail Systems of Albertson’s, Inc. from 2004 to June 2005.

•

Senior Vice President and Chief Financial Officer, Mr. Nussbaum has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

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

•	Vice President, Marketing, Ms. Kellmanson was most recently Vice President, Marketing and Advertising of Wegmans Food Market, Inc. from 2001 to 2007

•

Vice President, Finance and Treasurer, Ms. Reinken was most recently Chief Financial Officer of vFinance, Inc. from 2005 to 2006. She was Vice President, Finance, for Burger King Corporation from 2002 to 2004.

Code of Ethics and Code of Conduct

We adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, chief accounting officer and treasurer. The Code of Ethics is filed as exhibit 14.1 to this report, which exhibit is herein incorporated by reference. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our web site promptly following the date of such amendment or waiver. We also have a Code of Business Conduct and Ethics that applies to all Company associates, including senior executive and financial officers. Both the Code of Ethics and the Code of Business Conduct and Ethics are available on our web site at www.winn-dixie.com, under the “Investors” link under the “Corporate Governance” caption.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is presented under the captions “Executive Compensation,” “Corporate Governance – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is presented under the captions “Equity Compensation Plans” and “Stock Ownership by Directors, Management and 5% Shareholders” in our 2009 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is presented under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Board Structure” in our 2009 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is presented under the caption “Audit Committee Report –Independent Registered Public Accounting Firm Fees and Services” in our 2009 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 30 this report.

(2)	Financial Statement Schedules: See Schedule II at Item 8 on page 69 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 79 through 80 hereof.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 8-K on August 11, 2006, which Exhibit is herein incorporated by reference.

2.2	First Modification to Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 20, 2006, which Exhibit is herein incorporated by reference.

2.3	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

4.1	Registration Rights Agreement dated as of December 5, 2006.	Previously filed as Exhibit 4.1 to Form 8-K on December 11, 2006, which Exhibit is herein incorporated by reference.

10.1*	Employment Agreement, dated October 23, 2006, between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on November 20, 2006, which Exhibit is herein incorporated by reference.

10.2*	First Amendment to Employment Agreement, dated November 20, 2007 between Winn-Dixie Stores, Inc. and Peter Lynch.	Previously filed as Exhibit 10.2 on Form 10-K on August 25, 2008, with Exhibit is herein incorporated by reference.

10.3	Amended and Restated Credit Agreement, dated November 21, 2006, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, and Wachovia Bank, National Association, as the Administrative Agent and Collateral Agent for the Lenders.	Previously filed as Exhibit 10.1 to Form 8-K on November 28, 2006, which Exhibit is herein incorporated by reference.

10.4	Amendment Number 1 to Amended and Restated Credit Agreement dated as of September 2, 2008.	Previously filed as Exhibit 99.1 to Form 8-K on September 4, 2008, which Exhibit is herein incorporated by reference.

10.5	Winn-Dixie Stores, Inc. Employee Stock Purchase Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 22, 2008, which is herein incorporated by reference.

10.6*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Non-Qualified Stock Option Award Agreement.	Previously filed as Exhibit 10.2 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	Previously filed as Exhibit 10.3 on Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Directors’ Deferred Compensation Plan.	Previously filed as Exhibit 10.7 on Form 10-K on August 28, 2007, with Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.9*	Winn-Dixie Stores, Inc. Amended and Restated Equity Incentive Plan.	Previously filed as Exhibit 10.1 on Form 10-Q on February 19, 2008, which Exhibit is herein incorporated by reference.

10.10*	Election Form and Waiver Agreement executed August 22, 2007, between Winn-Dixie Stores, Inc. and Thomas P. Robbins.	Previously filed as Exhibit 10.1 to Form 10-Q on October 29, 2007, which Exhibit is herein incorporated by reference.

10.11*	Winn-Dixie Stores, Inc. Executive Severance Plan, effective January 31, 2008.	Previously filed as Exhibit 10.1 to Form 8-K on March 10, 2008, which Exhibit is herein incorporated by reference.

11.0	Computation of Earnings Per Share.	See Note 3 of Notes to Consolidated Financial Statements.

14.1	Senior Executive and Financial Officers’ Code of Ethics of Winn-Dixie Stores, Inc.

21.0	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Peter L. Lynch
Peter L. Lynch
President and Chief Executive Officer

Date:	August 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter L. Lynch (Peter L. Lynch)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 24, 2009

/s/ Bennett L. Nussbaum (Bennett L. Nussbaum)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2009

/s/ D. Michael Byrum (D. Michael Byrum)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 24, 2009

/s/ Evelyn V. Follit (Evelyn V. Follit)	Director	August 24, 2009

/s/ Charles P. Garcia (Charles P. Garcia)	Director	August 24, 2009

/s/ Jeffrey C. Girard (Jeffrey C. Girard)	Director	August 24, 2009

/s/ Yvonne R. Jackson (Yvonne R. Jackson)	Director	August 24, 2009

/s/ Gregory P. Josefowicz (Gregory P. Josefowicz)	Director	August 24, 2009

/s/ James P. Olson (James P. Olson)	Director	August 24, 2009

/s/ Terry Peets (Terry Peets)	Director	August 24, 2009

/s/ Richard E. Rivera (Richard E. Rivera)	Director	August 24, 2009