Form 10-Q
period 2009-09-16
WINN DIXIE STORES INC
filed 2009-10-26
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 16, 2009

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

As of October 14, 2009, 54,853,472 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 weeks ended
Amounts in thousands except per share data	September 16, 2009	September 17, 2008
Net sales	$1,641,573	1,675,935
Cost of sales, including warehouse and delivery expenses	1,176,332	1,209,177

Gross profit on sales	465,241	466,758
Other operating and administrative expenses	469,134	468,102
Impairment charges	3,523	—

Operating loss	(7,416)	(1,344)
Interest expense, net	1,324	1,002

Loss before income taxes	(8,740)	(2,346)
Income tax benefit	(682)	(76)

Net loss	$(8,058)	(2,270)

Basic and diluted loss per share	$(0.15)	(0.04)

Weighted average common shares outstanding-basic and diluted	54,641	54,223

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	September 16, 2009	June 24, 2009
ASSETS
Current assets:
Cash and cash equivalents	$157,405	182,823
Trade and other receivables, less allowance for doubtful receivables of $3,193 ($3,946 at June 24, 2009)	63,546	70,115
Income tax receivable	3,415	3,351
Merchandise inventories, less LIFO reserve of $41,236 ($39,252 at June 24, 2009)	640,242	665,481
Prepaid expenses and other current assets	34,244	32,571

Total current assets	898,852	954,341

Property, plant and equipment, net	595,365	591,712
Intangible assets, net	222,791	225,732
Deferred tax assets, non-current	39,275	37,987
Other assets, net	4,853	5,277

Total assets	$1,761,136	1,815,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$10,944	10,888
Accounts payable	288,652	333,471
Reserve for self-insurance liabilities	73,939	71,744
Accrued wages and salaries	63,247	80,796
Accrued rent	42,483	35,274
Deferred tax liabilities	47,033	45,792
Accrued expenses	89,315	81,240

Total current liabilities	615,613	659,205

Reserve for self-insurance liabilities	117,396	117,396
Unfavorable leases	108,190	110,936
Obligations under capital leases	21,799	24,378
Other liabilities	23,856	24,036

Total liabilities	886,854	935,951

Commitments and contingent liabilities (Notes 1 and 6)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 54,949,391 shares issued and 54,850,864 outstanding at September 16, 2009, and 54,582,067 shares issued and 54,483,540 outstanding at June 24, 2009.	55	54
Additional paid-in-capital	794,904	791,567
Retained earnings	73,008	81,066
Accumulated other comprehensive income	6,315	6,411

Total shareholders’ equity	874,282	879,098

Total liabilities and shareholders’ equity	$1,761,136	1,815,049

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	12 weeks ended
Amounts in thousands	September 16, 2009	September 17, 2008
Cash flows from operating activities:
Net loss	$(8,058)	(2,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales of assets, net	(69)	(175)
Impairment charges	3,523	—
Depreciation and amortization	22,853	24,029
Share-based compensation	3,296	3,435
Deferred income taxes	(47)	(76)
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	22	465
Trade, insurance and other receivables	6,569	12,270
Merchandise inventories	25,239	(167)
Prepaid expenses and other current assets	(1,673)	7,622
Accounts payable	(35,284)	(28,100)
Income taxes payable/receivable	(640)	444
Reserve for self-insurance liabilities	2,195	3,902
Accrued expenses and other	(1,725)	(5,584)

Net cash provided by operating activities	16,201	15,795

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,613)	(37,275)
(Increase) decrease in investments and other assets, net	(2,121)	4,532
Sales of assets	127	305
Proceeds from insurance	—	231

Net cash used in investing activities	(29,607)	(32,207)

Cash flows from financing activities:
Gross borrowings on credit facilities	2,837	4,585
Gross payments on credit facilities	(2,837)	(4,643)
Decrease in book overdrafts	(9,535)	(20,684)
Principal payments on capital leases	(2,519)	(2,193)
Proceeds from sales under Employee Stock Purchase Plan	42	—

Net cash used in financing activities	(12,012)	(22,935)

Decrease in cash and cash equivalents	(25,418)	(39,347)
Cash and cash equivalents at beginning of period	182,823	201,275

Cash and cash equivalents at end of period	$157,405	161,928

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

Claims Resolution and Plan Distributions: As of September 16, 2009, 46.9 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $929.8 million in allowed amounts; and 7.1 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains ongoing with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

2. Summary of Significant Accounting Policies and Other Matters

General: All information in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2009. See Note 2 to the Consolidated Financial Statements in that Form 10-K for a more detailed discussion of the Company’s significant accounting policies.

The Company: As of September 16, 2009, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 515 retail stores, with five fuel centers and 75 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and a beverage manufacturing facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 16, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

The Condensed Consolidated Balance Sheet as of June 24, 2009, was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2009.

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $148.8 million and cash in stores of $8.6 million as of September 16, 2009, and United States government obligations money market funds of $173.8 million and cash in stores of $9.0 million as of June 24, 2009. Book overdrafts of $3.3 million and $12.9 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of September 16, 2009, and June 24, 2009, respectively.

Loss Per Share: Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed vesting and exercise of all common stock equivalents (options, restricted stock and restricted stock units, collectively “CSEs”) using the treasury stock method, subject to anti-dilution limitations.

Excluded from the calculation are approximately 5.4 million and 6.2 million anti-dilutive CSEs for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively.

Comprehensive Loss: Comprehensive loss was $8.2 million and $2.4 million for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively. Other comprehensive loss consists of changes in the Company’s post-retirement benefits obligation.

Subsequent Events: The Company has evaluated subsequent events through October 26, 2009, the date these Condensed Consolidated Financial Statements were issued and have determined there are no subsequent events that require disclosure.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

3. Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $2.0 million and $7.2 million for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively.

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

4. Impairment Charges

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges equal to the excess of net book value over the fair value of the impaired asset. Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value hierarchy. Impairment charges related to six stores of $3.5 million were recorded during the 12 weeks ended September 16, 2009. No impairment charges were recorded during the 12 weeks ended September 17, 2008.

5. Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	12 weeks ended
	September 16, 2009	September 17, 2008
Interest cost	$281	298
Amortization of actuarial gain	(96)	(99)

Net periodic benefit expense	$185	199

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

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

Litigation - Bankruptcy and pre-petition matters

On the Petition Date, Winn-Dixie Stores, Inc., and 23 of its then-existing subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. Two of the then-existing wholly owned subsidiaries of Winn-Dixie Stores, Inc., did not file petitions under Chapter 11 of the Bankruptcy Code. On August 9, 2006, the Debtors filed their final plan of reorganization and related Court-approved disclosure statement. On October 10, 2006, the Company filed a modification to the plan to address objections to confirmation of the Plan. On November 9, 2006, the Court entered its order confirming the Plan of Reorganization.

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

Litigation - Post-emergence matters

On August 21, 2009, the Company was served with a putative class action lawsuit filed by two former employees in the United States District Court for the Middle District of Florida against Winn-Dixie Stores, Inc. alleging company-wide violations of the federal Fair Credit Reporting Act related to the Company’s background check procedures. The Company denies all allegations raised in the lawsuit, has answered the complaint and has filed motions asserting various defenses to the claims. Discovery in the case is underway.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

Various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company vigorously defends these actions.

While no one can predict the outcome of any pending or threatened litigation with certainty, management believes that any resolution of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

7. Recently Adopted Accounting Standards

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company’s adoption of FASB ASC on June 25, 2009, did not have an effect on its Condensed Consolidated Financial Statements.

Effective June 25, 2009, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“Topic 820”), as it relates to nonfinancial assets and nonfinancial liabilities. See Note 4 for disclosures related to the application to impairment of long-lived assets.

The Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”), on June 25, 2009. Topic 805 addresses the accounting for business combinations with acquisition dates subsequent to the adoption and requires changes in valuation allowances for acquired deferred tax assets and acquired income tax uncertainties in a business combination to adjust income tax expense. The Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Decreases in the valuation allowance for deferred tax assets that existed at the time of emergence from bankruptcy protection previously reduced intangible assets. Subsequent to the adoption, decreases in the valuation allowance reduce income tax expense. There was no impact from adoption of Topic 805 as there were no business combinations or decreases in the valuation allowance during the 12 weeks ended September 16, 2009.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of September 16, 2009, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 24, 2009, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

General. The information below should be read in conjunction with Note 1 to the Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 24, 2009.

Emergence from Bankruptcy Protection. On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc., and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). Two of the then-existing wholly owned subsidiaries of Winn-Dixie Stores, Inc., (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”). Although certain objecting parties appealed the confirmation order, they did not seek a stay of the order. In the absence of a stay, the Debtors were free to implement the Plan notwithstanding the pendency of the appeals. The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). The appeals remain pending.

Claims Resolution and Plan Distributions. As of September 16, 2009, 46.9 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $929.8 million in allowed amounts; and 7.1 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

OVERVIEW

We remain committed to our remodel program and other strategic initiatives. Our identical store sales decreased 1.5% for the first quarter of fiscal 2010, due in part to hurricane-related sales in the prior year and a mix shift from branded pharmaceutical products to generics. Though sales were softer than expected, gross margin for the first quarter of fiscal 2010 was 40 basis points higher than the same period in the prior fiscal year, related primarily to lower warehouse and transportation costs and a lower LIFO charge offset by an increase in inventory shrink. Our identical store sales decrease for the first quarter of fiscal 2010 was 1.5% compared to the same period in the prior fiscal year resulting from a decrease in basket size of 1.5%. Transaction count for the first quarter remained unchanged as compared to the prior fiscal year. Operating and administrative expenses for the first quarter of fiscal 2010 increased slightly as compared to the same period in the prior fiscal year, due primarily to higher payroll and payroll-related expenses, primarily related to retail payroll partially offset by storm-related expenses in the prior year.

RESULTS OF OPERATIONS

Net sales. Net sales for the 12 weeks ended September 16, 2009, were $1.6 billion, a decrease of $34.4 million, or 2.0%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations. The decrease in our net sales was the result of sales from six stores we closed in fiscal 2009 and a decrease in our identical store sales.

Identical store sales decreased 1.5% for the 12 weeks ended September 16, 2009, compared to the same period in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The decrease in our identical store sales for the 12 weeks ended September 16, 2009, was the result of a decrease in basket size (average sales per customer visit on identical store sales) of 1.5% for the 12 weeks ended September 16, 2009. Transaction count (number of customer visits on identical store sales) was unchanged for the 12 weeks ended September 16, 2009.

Our identical store sales for the 12 weeks ended September 16, 2009 was negatively impacted by 100 basis points from decreased sales from stores in areas impacted by hurricanes and a tropical storm in the prior fiscal year. In addition, a sales mix shift from brand name pharmaceutical products to generics negatively impacted identical store sales by 50 basis points for the 12 weeks ended September 16, 2009.

Inflation was a significant contributor to the increase in identical sales during the fiscal year ended June 24, 2009, as compared to the fiscal year ended June 25, 2008. During the 12 weeks ended September 16, 2009, we have experienced deflation in certain categories and lower inflation in others, which had a negative impact on identical store sales. We expect the food deflation experienced during the 12 weeks ended September 16, 2009, to be replaced by a low level of food inflation later in fiscal 2010.

Other factors that impacted our identical store sales included, but were not limited to, competitive activity and other general market factors and sales increases related to remodeled stores.

Gross Profit on Sales. Gross profit on sales decreased $1.5 million for the 12 weeks ended September 16, 2009, compared to the same period in the prior fiscal year. As a percentage of net sales, gross margin was 28.3% and 27.9% for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively.

For the 12 weeks ended September 16, 2009, gross margin improved by approximately 40 basis points as compared to the same period in the prior fiscal year. The improvement was attributable to lower warehouse and transportation costs (30 basis points), a lower LIFO charge (30 basis points) and pricing/promotional activity (30 basis points), offset by an increase in inventory shrink (50 basis points). The increase in inventory shrink was comprised of pricing loss due to deflationary pricing (30 basis points) and product loss (20 basis points).

Other Operating and Administrative Expenses. Other operating and administrative expenses increased $1.0 million for the 12 weeks ended September 16, 2009, as compared to the same period in the prior fiscal year. As a percentage of net sales, other operating and administrative expense was 28.6% and 27.9% for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively.

The increase in operating and administrative expenses for the 12 weeks ended September 16, 2009, as compared to the same period in the prior fiscal year was due primarily to higher payroll and payroll-related expenses, primarily related to increased retail payroll of $3.1 million, partially offset by storm-related expenses in the prior year of $1.6 million, which did not recur in the current fiscal year.

Impairment Charges. Impairment charges related to store facilities of $3.5 million were recorded during the 12 weeks ended September 16, 2009. No impairment charges were recorded during the 12 weeks ended September 17, 2008. See Part I, Item 1, Note 4 for further discussion of impairment charges.

Interest Expense, Net. Interest expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net was $1.3 million and $1.0 million for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively. The increase in interest expense, net was primarily related to lower investment income.

Income Taxes. Income tax benefit was $682 thousand and $76 thousand for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively. The effective tax rate was a benefit of 7.8% and 3.2% for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively. The rates reflected the maintenance of a full valuation allowance and the benefit related to certain refundable credits. The 12 weeks ended September 16, 2009, also included a benefit related to reduction of an uncertain tax position.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of September 16, 2009, we had net operating loss carryforwards (”NOLs”) for federal income tax purposes of approximately $540 million that will begin to expire in fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of September 16, 2009, we had $668.9 million of liquidity, comprised of $511.5 million of borrowing availability under the Credit Agreement (defined below) and $157.4 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2010 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the remainder of fiscal 2010. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2010 to operate our business and fund our capital-spending program.

Credit Agreement

On the Effective Date, Winn-Dixie Stores, Inc., and certain of our subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of our subsidiaries and are secured by senior liens on substantially all of our assets. The Credit Agreement contains certain covenants, including an EBITDA financial covenant, which is tested only when Excess Availability falls below $75.0 million. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on

November 28, 2006) and Amendment 1 to the Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2008). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability, and Reserves.

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 12 weeks ended September 16, 2009.

Borrowing availability was $511.5 million as of September 16, 2009, as summarized below (in thousands):

September 16, 2009
Lesser of Borrowing Base or Credit Agreement capacity [1]	$561,508
Outstanding borrowings	—

Excess Availability	561,508
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$511,508

[1]	Net of Reserves of $161.1 million, including $141.9 million related to outstanding letters of credit.
[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown in the table above, availability under the Credit Agreement was determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of September 16, 2009, letters of credit totaling $141.9 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 12 weeks ended September 16, 2009, and September 17, 2008, (in thousands):

	12 weeks ended
	September 16, 2009	September 17, 2008
Cash provided by (used in):
Operating activities	$16,201	15,795
Investing activities	(29,607)	(32,207)
Financing activities	(12,012)	(22,935)

Operating Activities. Net cash provided by operating activities of $16.2 million and $15.8 million for the 12 weeks ended September 16, 2009, and September 17, 2008, respectively was due primarily to operating cash flows and changes in working capital items. In addition, cash provided by operations for the 12 weeks ended September 17, 2008, included proceeds from collection of insurance of $2.2 million.

Investing Activities. For the 12 weeks ended September 16, 2009, and September 17, 2008, net cash used in investing activities was $29.6 million and $32.2 million, respectively, due primarily to capital expenditures including our store-remodeling program.

Financing Activities. For the 12 weeks ended September 16, 2009, and September 17, 2008, net cash used in financing activities was $12.0 million and $22.9 million, respectively, due primarily to a decrease in book overdrafts.

Capital Expenditures. In fiscal 2010, we expect capital expenditures to total approximately $220 million, a majority of which is for our store-remodeling program and also includes other capital expenditures such as maintenance and other store-related projects, information technology projects, new stores, back-up generators and logistics projects.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the first quarter of fiscal 2010 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2009. See Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a description of recently adopted accounting standards and the impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 16, 2009, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of September 16, 2009, we had no amount outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 16, 2009, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 16, 2009, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 16, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 6 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 24, 2009, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2009. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

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

WINN-DIXIE STORES, INC.

Date: October 26, 2009	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 26, 2009	/s/ D. MICHAEL BYRUM
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