Form 10-Q
period 2010-01-06
WINN DIXIE STORES INC
filed 2010-02-16
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 6, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No  ☐

As of February 3, 2010, 54,937,513 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1. Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	16 weeks ended
Amounts in thousands except per share data	January 6, 2010	January 7, 2009
Net sales	$2,175,589	2,250,046
Cost of sales, including warehouse and delivery expenses	1,562,082	1,617,551

Gross profit on sales	613,507	632,495
Other operating and administrative expenses	610,890	620,236
Gain on insurance settlement	—	(22,430)
Impairment charges	1,071	1,666

Operating income	1,546	33,023
Interest expense, net	1,419	1,591

Income before income taxes	127	31,432
Income tax (benefit) expense	(1,968)	15,330

Net income	$2,095	16,102

Basic and diluted earnings per share	$0.04	0.30

Weighted average common shares outstanding-basic	54,905	54,309

Weighted average common shares outstanding- diluted	55,159	54,571

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	28 weeks ended
Amounts in thousands except per share data	January 6, 2010	January 7, 2009
Net sales	$3,817,162	3,925,981
Cost of sales, including warehouse and delivery expenses	2,738,414	2,826,728

Gross profit on sales	1,078,748	1,099,253
Other operating and administrative expenses	1,080,024	1,088,338
Gain on insurance settlement	—	(22,430)
Impairment charges	4,594	1,666

Operating (loss) income	(5,870)	31,679
Interest expense, net	2,743	2,593

(Loss) income before income taxes	(8,613)	29,086
Income tax (benefit) expense	(2,650)	15,254

Net (loss) income	$(5,963)	13,832

Basic and diluted (loss) earnings per share	$(0.11)	0.25

Weighted average common shares outstanding- basic	54,792	54,272

Weighted average common shares outstanding- diluted	54,792	54,507

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	January 6, 2010	June 24, 2009
ASSETS
Current assets:
Cash and cash equivalents	$154,274	182,823
Trade and other receivables, less allowance for doubtful receivables of $3,787 ($3,946 at June 24, 2009)	78,024	70,115
Income tax receivable	5,442	3,351
Merchandise inventories, less LIFO reserve of $42,042 ($39,252 at June 24, 2009)	653,503	665,481
Prepaid expenses and other current assets	32,124	32,571

Total current assets	923,367	954,341

Property, plant and equipment, net	623,553	591,712
Intangible assets, net	218,009	225,732
Deferred tax assets, non-current	38,109	37,987
Other assets, net	4,307	5,277

Total assets	$1,807,345	1,815,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$10,873	10,888
Accounts payable	348,363	333,471
Reserve for self-insurance liabilities	75,796	71,744
Accrued wages and salaries	67,577	80,796
Accrued rent	27,775	35,274
Deferred tax liabilities	45,926	45,792
Accrued expenses	84,073	81,240

Total current liabilities	660,383	659,205

Reserve for self-insurance liabilities	112,197	117,396
Long-term borrowings under credit facility	356	—
Unfavorable leases	104,530	110,936
Obligations under capital leases	23,787	24,378
Other liabilities	23,639	24,036

Total liabilities	924,892	935,951

Commitments and contingent liabilities (Notes 1 and 6)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 55,033,137 shares issued and 54,934,610 outstanding at January 6, 2010, and 54,582,067 shares issued and 54,483,540 outstanding at June 24, 2009.	55	54
Additional paid-in-capital	801,108	791,567
Retained earnings	75,103	81,066
Accumulated other comprehensive income	6,187	6,411

Total shareholders’ equity	882,453	879,098

Total liabilities and shareholders’ equity	$1,807,345	1,815,049

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	28 weeks ended
Amounts in thousands	January 6, 2010	January 7, 2009
Cash flows from operating activities:
Net (loss) income	$(5,963)	13,832
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sales of assets, net	68	(20)
Gain on insurance settlement	—	(22,430)
Impairment charges	4,594	1,666
Depreciation and amortization	53,266	53,392
Share-based compensation	9,463	7,503
Deferred income taxes	12	15,254
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	230	1,271
Trade, insurance and other receivables	(7,927)	13,651
Merchandise inventories	11,978	(12,436)
Prepaid expenses and other current assets	447	8,454
Accounts payable	2,150	(29,473)
Income taxes payable/receivable	(2,811)	451
Reserve for self-insurance liabilities	(1,147)	(395)
Accrued expenses and other	(17,411)	(14,256)

Net cash provided by operating activities	46,949	36,464

Cash flows from investing activities:
Purchases of property, plant and equipment	(78,860)	(107,405)
(Increase) decrease in other assets, net	(4,173)	6,017
Sales of assets	322	433
Proceeds from insurance	—	17,601

Net cash used in investing activities	(82,711)	(83,354)

Cash flows from financing activities:
Gross borrowings on credit facilities	5,794	7,740
Gross payments on credit facilities	(5,438)	(7,798)
Increase (decrease) in book overdrafts	12,742	(4,710)
Principal payments on capital leases	(5,964)	(4,561)
Proceeds from sales under Employee Stock Purchase Plan	79	—

Net cash provided by (used in) financing activities	7,213	(9,329)

Decrease in cash and cash equivalents	(28,549)	(56,219)
Cash and cash equivalents at beginning of period	182,823	201,275

Cash and cash equivalents at end of period	$154,274	145,056

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

Claims Resolution and Plan Distributions: As of January 6, 2010, 46.9 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $929.9 million in allowed amounts and 7.1 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Under the terms of the Plan, holders of disputed unsecured claims that are allowed receive distributions no less frequently than quarterly, and if sufficient excess shares remain in reserve after resolution of all disputed claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the Plan. Based on recent settlements of unsecured claims, the Company now expects that, during its quarter ending June 30, 2010, approximately 6.5 million of the shares remaining in the reserve will be distributed to persons previously holding claims as Noteholders, landlords, vendors or suppliers, retirement plan participants and other unsecured creditors. The claims resolution process remains ongoing with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

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

The Company: As of January 6, 2010, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 515 retail stores, with five fuel centers and 76 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and a beverage manufacturing facility.

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

During the 16 weeks ended January 6, 2010, and January 7, 2009, the Company recorded adjustments that reduced its self-insurance reserves by $8.3 million and $9.9 million respectively, as a result of the actuarial studies performed in the second quarter of each fiscal year and primarily related to workers’ compensation claims. These adjustments decreased other operating and administrative expenses by $7.3 million and $8.6 million during the 16 weeks ended January 6, 2010, and January 7, 2009, respectively, and decreased cost of sales by $1.0 million and $1.3 million for the 16 weeks ended January 6, 2010, and January 7, 2009, respectively.

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 and 28 weeks ended January 6, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

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

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $144.8 million and cash in stores of $9.5 million as of January 6, 2010, and United States government obligations money market funds of $173.8 million and cash in stores of $9.0 million as of June 24, 2009. Book overdrafts of $25.6 million and $12.9 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of January 6, 2010, and June 24, 2009, respectively.

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

The calculation of diluted earnings (loss) per share included 0.3 million potentially dilutive CSEs for the 16 weeks ended January 6, 2010, no potentially dilutive CSEs for the 28 weeks ended January 6, 2010, and 0.3 million and 0.2 million potentially dilutive CSEs for the 16 and 28 weeks ended January 7, 2009, respectively. Excluded from the calculation are approximately 4.8 million and 5.8 million anti-dilutive CSEs for the 16 and 28 weeks ended January 6, 2010, respectively, and 4.5 million and 4.4 million anti-dilutive CSEs for the 16 and 28 weeks ended January 7, 2009, respectively.

Comprehensive Income (Loss): Comprehensive income (loss) was $2.0 million and $(6.2) million for the 16 and 28 weeks ended January 6, 2010, respectively. Comprehensive income was $16.0 million and $13.6 million for the 16 and 28 weeks ended January 7, 2009, respectively. Other comprehensive income (loss) consists of changes in the Company’s post-retirement benefits obligation.

Subsequent Events: The Company has evaluated subsequent events through February 16, 2010, the date these Condensed Consolidated Financial Statements were issued and have determined there are no subsequent events that require disclosure.

3.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $0.8 million and $2.8 million for the 16 and 28 weeks ended January 6, 2010, respectively, and $9.5 million and $16.7 million for the 16 and 28 weeks ended January 7, 2009, respectively.

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

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

assets, resulting in impairment charges equal to the excess of net book value over the fair value of the impaired asset. Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value hierarchy. Impairment charges related to store facilities of $1.1 million and $4.6 million were recorded during the 16 and 28 weeks ended January 6, 2010, respectively. Impairment charges of $1.7 million were recorded during the 16 and 28 weeks ended January 7, 2009.

5.	Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	16 weeks ended
	January 6, 2010	January 7, 2009
Interest cost	$374	398
Amortization of actuarial gain	(128)	(132)

Net periodic benefit expense	$246	266

	28 weeks ended
	January 6, 2010	January 7, 2009
Interest cost	$655	696
Amortization of actuarial gain	(224)	(231)

Net periodic benefit expense	$431	465

6.	Share-Based Payments

Under the Fiscal 2010 Equity Incentive Plan (“2010 EIP Plan”), the Compensation Committee of the Company’s Board of Directors may grant up to 6.1 million share-based payments to officers, employees and non-employee directors, among others. The 2010 EIP Plan was approved by shareholders on November 4, 2009, and is effective for all grants made subsequent to November 4, 2009.

Total compensation expense related to share-based payments was $6.2 million and $9.5 million for the 16 and 28 weeks ended January 6, 2010, respectively, and $4.1 million and $7.5 million for the 16 and 28 weeks ended January 7, 2009, respectively. As of January 6, 2010, the Company had $27.2 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 2.1 years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Options

Changes in options during the 28 weeks ended January 6, 2010, were as follows:

	Number of Shares (thousands)	Weighted-Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 24, 2009	3,652	$18.92
Granted	1,405	11.18
Forfeited	(642)	28.98
Expired	(32)	24.10

Outstanding as of January 6, 2010	4,383	$14.92	5.2	—

On December 9, 2009, the Company granted 242,730 stock options in exchange for 596,751 stock options held by eligible option holders in accordance with the Stock Option Exchange Program approved by shareholders on November 4, 2009. The exchange was on an estimated fair value neutral basis and resulted in no incremental compensation expense.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option and, for grants subsequent to January 7, 2009, are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 28 weeks ended January 6, 2010, and January 7, 2009, was $5.43 and $4.38, respectively, which was determined using the following assumptions:

	28 weeks ended
	January 6, 2010	January 7, 2009
Risk-free interest rate range	1.92% -2.68%	2.47% - 2.81%
Expected dividend yield	0.0%	0.0%
Expected life range (years)	4.50 -5.83	4.75
Volatility range	50.78% -52.04%	30.60% - 35.40%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Changes in the restricted stock units during the 28 weeks ended January 6, 2010, were as follows:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 24, 2009	1,439	$14.98
Granted	1,291	11.93
Vested	(445)	14.85
Forfeited	(18)	15.05

Nonvested balance as of January 6, 2010	2,267	$13.27

7.	Insurance Settlement

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

Bankruptcy - related Contingencies

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court to determine state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. On July 5, 2007, the Debtors filed a motion to dismiss as moot the appeals filed by the landlord claimants. On October 10, 2007, the District Court entered its order granting the Debtors’ motion and dismissing the appeals filed by the landlord claimants and on July 1, 2008, the District Court’s dismissal order was affirmed by the United States Court of Appeals for the Eleventh Circuit. Similarly, on April 1, 2008, the District Court entered its order affirming the Bankruptcy Court’s treatment of the objections of the Florida Tax Collectors and on December 1, 2009, the Eleventh Circuit affirmed the District Court and Bankruptcy Court orders regarding the Florida tax collectors, resolving the Florida tax collector’s appeals in Winn-Dixie’s favor.

Litigation - Post-emergence matters

On August 21, 2009, the Company was served with a putative class action lawsuit filed by two former employees in the United States District Court for the Middle District of Florida against Winn-Dixie Stores, Inc., alleging company-wide violations of the federal Fair Credit Reporting Act related to the Company’s background check procedures. The Company denies all allegations raised in the lawsuit, has answered the complaint and has filed motions asserting various defenses to the claims. Discovery in the case is underway.

Various claims and lawsuits arising in the normal course of business are pending against the Company, including claims alleging violations of certain employment or civil rights laws, claims relating to both regulated and non-regulated aspects of the business and claims arising under federal, state or local environmental regulations. The Company vigorously defends these actions.

9.	Recently Adopted Accounting Standards

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

The Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”), on June 25, 2009. Topic 805 addresses the accounting for business combinations with acquisition dates subsequent to the adoption and requires changes in valuation allowances for acquired deferred tax assets and acquired income tax uncertainties in a business combination to adjust income tax expense. The Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Decreases in the valuation allowance for deferred tax assets that existed at the time of emergence from bankruptcy protection previously reduced intangible assets. Subsequent to the adoption, decreases in the valuation allowance reduce income tax expense. There was no impact from adoption of Topic 805 as there were no business combinations or decreases in the valuation allowance during the 28 weeks ended January 6, 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of January 6, 2010, which was the end of our most recently completed fiscal quarter.

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

Claims Resolution and Plan Distributions. As of January 6, 2010, 46.9 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $929.9 million in allowed amounts; and 7.1 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. The claims resolution process remains on-going with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

OVERVIEW

During the second quarter of fiscal 2010, we focused on maintaining profitability in a challenging economic environment through disciplined promotional practices, expense control and consistent execution of our core strategic initiatives. As a result, our gross margin rate for the second quarter increased by 10 basis points and other operating and administrative expenses decreased by $9.3 million, each as compared to the same period in the previous fiscal year. Our identical store sales, challenged by the economic environment, decreased 2.9% for the second quarter of fiscal 2010, due to competitive activity and other general market factors, deflation and lower inflation in certain categories, non-recurring storm-related sales, and other factors offset by increases from remodeled stores. Our identical store sales decrease for the second quarter of fiscal 2010, can also be explained by a decrease in basket size of 1.1% and a decrease in transaction count of 1.8%, compared to the same period in the prior fiscal year. We believe economic conditions impacted identical store sales in both our remodeled and non-remodeled stores and, as a result, our identical store sales at remodeled stores were lower than in recent fiscal quarters. We anticipate these economic conditions will continue for the remainder of the fiscal year. We remain committed to our remodel program and other strategic initiatives. Given the current economic environment, we have reviewed our capital spending plans and will make prudent reductions in capital spending of approximately $20 million, as compared to our annual plan, by reducing the number of remodels that will be completed this year from 75 to 60 and certain other projects.

RESULTS OF OPERATIONS

Net sales. Net sales for the 16 weeks ended January 6, 2010, were $2.2 billion, a decrease of $74.5 million, or 3.3%, compared to the same period in the prior fiscal year. Net sales for the 28 weeks ended January 6, 2010, were $3.8 billion, a decrease of $108.8 million, or 2.8%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations. The decrease in our net sales was the result of the loss of sales from six stores we closed in fiscal 2009 and a decrease in our identical store sales.

Identical store sales decreased 2.9% and 2.3% for the 16 and 28 weeks ended January 6, 2010, respectively, compared to the same period in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The decrease in our identical store sales for the 16 and 28 weeks ended January 6, 2010, was the result of a decrease in basket size (average sales per customer visit on identical store sales) of 1.1% and 1.3% for the 16 and 28 weeks ended January 6, 2010, respectively, and a decrease in transaction count (number of customer visits on identical store sales) of 1.8% and 1.0% for the 16 and 28 weeks ended January 6, 2010, respectively.

Our identical store sales were negatively impacted from non-recurring storm-related sales occurring in the prior year by 40 basis points and 70 basis points for the 16 and 28 weeks ended January 6, 2010, respectively. In addition, the continued mix shift from brand name pharmaceutical products to generics negatively impacted identical store sales by 40 basis points for both the 16 and 28 weeks ended January 6, 2010.

Our identical store sales were negatively impacted by other factors including but not limited to, competitive activity and other general market factors and the impact of deflation and lower inflation on certain categories. Inflation was a significant contributor to the increase in identical sales during the fiscal year ended June 24, 2009, as compared to the fiscal year ended June 25, 2008. During the 16 and 28 weeks ended January 6, 2010, we have experienced deflation in certain categories and lower inflation in others, which had a negative impact on identical store sales. We expect the food deflation experienced during the 28 weeks ended January 6, 2010, to be replaced by a low level of food inflation over the remainder of fiscal 2010.

Our identical store sales were positively impacted by sales increases related to remodeled stores.

Gross Profit on Sales. Gross profit on sales decreased $19.0 million and $20.5 million for the 16 and 28 weeks ended January 6, 2010, respectively, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 28.2% and 28.1% for the 16 weeks ended January 6, 2010, and January 7, 2009, respectively, and 28.3% and 28.0% for the 28 weeks ended January 6, 2010, and January 7, 2009, respectively.

For the 16 weeks ended January 6, 2010, gross margin improved by approximately 10 basis points as compared to the same period in the prior fiscal year. The improvement was attributable to a lower LIFO charge (40 basis points), offset by an increase in inventory shrink (20 basis points) and higher warehouse expenses (10 basis points).

For the 28 weeks ended January 6, 2010, gross margin improved by approximately 30 basis points as compared to the same period in the prior fiscal year. The improvement was attributable to a lower LIFO charge (30 basis points) and lower transportation costs and other (20 basis points), offset by increases in inventory shrink (20 basis points).

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased $9.3 million and $8.3 million for the 16 and 28 weeks ended January 6, 2010, respectively, as compared to the same periods in the prior fiscal year. As a percentage of net sales, other operating and administrative expense was 28.1% and 27.6% for the 16 weeks ended January 6, 2010, and January 7, 2009, respectively, and 28.3% and 27.7% for the 28 weeks ended January 6, 2010, and January 7, 2009, respectively.

Several items contributed to the decrease in operating and administrative expenses for the 16 and 28 weeks ended January 6, 2010, as compared to the same period in the prior fiscal year as follows (in millions):

	16 weeks ended January 6, 2010	28 weeks ended January 6, 2010
Decrease (increase) in:
Payroll and payroll-related expenses	$4.2	1.1
Occupancy costs, primarily related to store closures	3.2	1.5
Utilities, primarily related to lower rates	1.7	2.0
Prior year hurricanes and tropical storm-related expenses	0.8	2.4
Other, net	(0.6)	1.3

	$9.3	8.3

Impairment Charges. Impairment charges related to store facilities of $1.1 million and $4.6 million were recorded during the 16 and 28 weeks ended January 6, 2010, respectively. Impairment charges of $1.7 million were recorded during the 16 and 28 weeks ended January 7, 2009. See Part I, Item 1, Note 4 for further discussion of impairment charges.

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

Interest Expense, Net. Interest expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net remained relatively unchanged for the 16 and 28 weeks ended January 6, 2010, as compared to the same periods in the prior fiscal year. Interest expense, net was $1.4 million and $1.6 million for the 16 weeks ended January 6, 2010, and January 7, 2009, respectively, and $2.7 million and $2.6 million for the 28 weeks ended January 6, 2010, and January 7, 2009, respectively.

Income Taxes. Income tax benefit was $2.0 million and $2.7 million for the 16 and 28 weeks ended January 6, 2010, respectively. The effective tax rate was a benefit of 30.8% for 28 weeks ended January 6, 2010. The rate for both the 16 and 28 weeks ended January 6, 2010, reflect our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits. The rate for the 28 weeks ended January 6, 2010, also reflects the benefit of a reduction of an uncertain tax position.

Income tax expense was $15.3 million for the 16 and 28 weeks ended January 7, 2009, respectively. The effective tax rate was an expense of 48.8% and 52.4% for the 16 and 28 weeks ended January 7, 2009, respectively, which differs from statutory rates primarily due to permanent items and the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2009.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of January 6, 2010, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $570 million that will begin to expire in fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of January 6, 2010, we had $662.8 million of liquidity, comprised of $508.5 million of borrowing availability under the Credit Agreement (defined below) and $154.3 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2010 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the remainder of fiscal 2010. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2010 to operate our business and fund our capital-spending program.

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

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 28 weeks ended January 6, 2010.

Borrowing availability was $508.5 million as of January 6, 2010, as summarized below (in thousands):

January 6, 2010
Lesser of Borrowing Base or Credit Agreement capacity [1]	$558,896
Outstanding borrowings	(356)

Excess Availability	558,540
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$508,540

[1]	Net of Reserves of $163.9 million, including $146.3 million related to outstanding letters of credit.
[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown in the table above, Borrowing availability under the Credit Agreement was determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of January 6, 2010, letters of credit totaling $146.3 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 28 weeks ended January 6, 2010, and January 7, 2009 (in thousands):

	28 weeks ended
	January 6, 2010	January 7, 2009
Cash provided by (used in):
Operating activities	$46,949	36,464
Investing activities	(82,711)	(83,354)
Financing activities	7,213	(9,329)

Operating Activities. Net cash provided by operating activities of $46.9 million and $36.5 million for the 28 weeks ended January 6, 2010, and January 7, 2009, respectively, was due primarily to operating cash flows and changes in working capital items. Insurance proceeds collected in the 28 weeks ended January 7, 2009, totaled $28.9 million of which $11.3 million related to operating activities and $17.6 million related to property and equipment and is classified as an investing activity.

Investing Activities. For the 28 weeks ended January 6, 2010, and January 7, 2009, net cash used in investing activities was $82.7 million and $83.4 million, respectively. Capital expenditures including our store-remodeling program were $78.9 million and $107.4 million for the 28 weeks ended January 6, 2010, and January 7, 2009, respectively. During the 28 weeks ended January 7, 2009, we collected $17.6 million of proceeds from insurance claims related to investing activities.

Financing Activities. For the 28 weeks ended January 6, 2010, net cash provided by financing activities was $7.2 million due primarily to an increase in book overdrafts. For the 28 weeks ended January 7, 2009, net cash used in financing activities was $9.3 million, respectively, due primarily to a decrease in book overdrafts.

Capital Expenditures. In fiscal 2010, we expect capital expenditures to total approximately $200 million, a majority of which is for our store-remodeling program and also includes other capital expenditures such as maintenance and other store-related projects, information technology projects, new stores, back-up generators and logistics projects. This reduction of $20 million from previous plans reflects our reduction in the planned number of remodels we anticipate completing from 75 to 60 and the reduction of certain other projects.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the second quarter of fiscal 2010 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2009. See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a description of recently adopted accounting standards and the impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of January 6, 2010, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of January 6, 2010, we had $356,000 outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 6, 2010, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 6, 2010, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 6, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The 2009 Annual Meeting of Shareholders of the Company took place on November 4, 2009.

Four matters were submitted to a vote at the meeting, all of which were approved by shareholders:

1. Election of the nine current directors for terms expiring at the 2010 shareholders meeting.

2. Approval of the Winn-Dixie Stores, Inc., Fiscal 2010 Equity Incentive Plan.

3. Approval of the Stock Option Exchange Program for associates other than directors and named executive officers.

4. Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for fiscal 2010.

With respect to the election of directors, the votes were as follows:

	Shares For	Shares Withheld
Evelyn V. Follit	49,348,019	137,075
Charles P. Garcia	49,359,886	125,208
Jeffrey C. Girard	49,361,294	123,800
Yvonne R. Jackson	48,853,151	631,943
Gregory P. Josefowicz	49,360,824	124,270
Peter L. Lynch	48,984,744	500,350
James P. Olson	48,852,164	632,930
Terry Peets	48,851,846	633,248
Richard E. Rivera	48,850,643	634,451

With respect to the fiscal 2010 Equity Incentive Plan, the vote was: 39,177,236 shares for; 7,379,313 shares against; 16,202 shares abstained; 2,912,343 broker non-votes.

With respect to the Stock Option Exchange Program, the vote was: 35,705,881 shares for; 10,744,474 shares against; 122,396 shares abstained; 2,912,343 broker non-votes.

With respect to the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year 2010, the vote was: 49,144,798 shares for; 328,181 shares against; 12,112 shares abstained; no broker non-votes.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Forms of equity award agreements under the Winn-Dixie Stores, Inc. Fiscal 2010 Equity Incentive Plan: (1) Form of Time-Vested Non-Qualified Stock Option Award; (2) Form of Time-Vested Restricted Stock Unit Award; (3) Form of Performance-Based Restricted Stock Unit Award; (4) Form of Non-Qualified Outperformance Stock Option Award; (5) Form of Outperformance Restricted Stock Unit Award; and (6) Form of Restricted Stock Unit Award for Directors.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

This page intentionally left blank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 16, 2010	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 16, 2010	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From
2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Forms of equity award agreements under the Winn-Dixie Stores, Inc. Fiscal 2010 Equity Incentive Plan: (1) Form of Time-Vested Non-Qualified Stock Option Award; (2) Form of Time-Vested Restricted Stock Unit Award; (3) Form of Performance-Based Restricted Stock Unit Award; (4) Form of Non-Qualified Outperformance Stock Option Award; (5) Form of Outperformance Restricted Stock Unit Award; and (6) Form of Restricted Stock Unit Award for Directors.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.