Form 10-Q
period 2010-03-31
WINN DIXIE STORES INC
filed 2010-05-10
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 28, 2010, 55,086,282 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 weeks ended
	March 31, 2010	April 1, 2009
Amounts in thousands except per share data
Net sales	$1,685,534	1,725,946
Cost of sales, including warehouse and delivery expenses	1,206,374	1,227,216

Gross profit on sales	479,160	498,730
Other operating and administrative expenses	458,296	468,439
Impairment charges	—	204

Operating income	20,864	30,087
Interest expense, net	967	781

Income before income taxes	19,897	29,306
Income tax (benefit) expense	(984)	12,744

Net income	$20,881	16,562

Basic and diluted earnings per share	$0.38	0.30

Weighted average common shares outstanding-basic	55,000	54,389

Weighted average common shares outstanding- diluted	55,186	54,577

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	40 weeks ended
	March 31, 2010	April 1, 2009
Amounts in thousands except per share data
Net sales	$5,502,696	5,651,927
Cost of sales, including warehouse and delivery expenses	3,944,788	4,053,944

Gross profit on sales	1,557,908	1,597,983
Other operating and administrative expenses	1,538,320	1,556,777
Gain on insurance settlement	—	(22,430)
Impairment charges	4,594	1,870

Operating income	14,994	61,766
Interest expense, net	3,710	3,374

Income before income taxes	11,284	58,392
Income tax (benefit) expense	(3,634)	27,998

Net income	$14,918	30,394

Basic and diluted earnings per share	$0.27	0.56

Weighted average common shares outstanding- basic	54,854	54,307

Weighted average common shares outstanding- diluted	55,131	54,522

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	June 24, 2009
Dollar amounts in thousands except par value
ASSETS
Current assets:
Cash and cash equivalents	$183,829	182,823
Trade and other receivables, less allowance for doubtful receivables of $3,461 ($3,946 at June 24, 2009)	65,427	70,115
Income tax receivable	2,568	3,351
Merchandise inventories, less LIFO reserve of $42,646 ($39,252 at June 24, 2009)	671,312	665,481
Prepaid expenses and other current assets	15,984	32,571

Total current assets	939,120	954,341

Property, plant and equipment, net	639,281	590,595
Intangible assets, net	215,142	226,849
Deferred tax assets, non-current	39,808	37,987
Other assets, net	3,908	5,277

Total assets	$1,837,259	1,815,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$10,263	10,888
Accounts payable	354,804	333,471
Reserve for self-insurance liabilities	79,918	71,744
Accrued wages and salaries	68,246	80,796
Accrued rent	30,162	35,274
Deferred tax liabilities	47,670	45,792
Accrued expenses	79,316	81,240

Total current liabilities	670,379	659,205

Reserve for self-insurance liabilities	112,197	117,396
Unfavorable leases	101,785	110,936
Obligations under capital leases	21,958	24,378
Other liabilities	23,647	24,036

Total liabilities	929,966	935,951

Commitments and contingent liabilities (Notes 1 and 8)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 55,183,896 shares issued and 55,085,369 outstanding at March 31, 2010, and 54,582,067 shares issued and 54,483,540 outstanding at June 24, 2009.	55	54
Additional paid-in-capital	805,163	791,567
Retained earnings	95,984	81,066
Accumulated other comprehensive income	6,091	6,411

Total shareholders’ equity	907,293	879,098

Total liabilities and shareholders’ equity	$1,837,259	1,815,049

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	40 weeks ended
	March 31, 2010	April 1, 2009
Amounts in thousands
Cash flows from operating activities:
Net income	$14,918	30,394
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of assets, net	(72)	190
Gain on insurance settlement	—	(22,430)
Impairment charges	4,594	1,870
Depreciation and amortization	77,475	75,222
Share-based compensation	13,484	11,551
Deferred income taxes	57	27,998
Change in operating assets and liabilities:
Favorable and unfavorable leases, net	571	1,968
Trade, insurance and other receivables	4,645	21,036
Merchandise inventories	(5,831)	(10,497)
Prepaid expenses and other current assets	16,587	8,248
Accounts payable	24,552	(7,860)
Income taxes payable/receivable	(500)	1,425
Reserve for self-insurance liabilities	2,975	252
Accrued expenses and other	(18,745)	(18,828)

Net cash provided by operating activities	134,710	120,539

Cash flows from investing activities:
Purchases of property, plant and equipment	(116,184)	(153,500)
(Increase) decrease in intangibles and other assets, net	(6,345)	4,909
Sales of assets	546	639
Proceeds from insurance	—	17,601

Net cash used in investing activities	(121,983)	(130,351)

Cash flows from financing activities:
Gross borrowings on credit facilities	7,830	11,529
Gross payments on credit facilities	(7,830)	(11,454)
Decrease in book overdrafts	(3,219)	(7,481)
Principal payments on capital leases	(8,615)	(6,717)
Proceeds from sales under Employee Stock Purchase Plan	113	7

Net cash used in financing activities	(11,721)	(14,116)

Increase (decrease) in cash and cash equivalents	1,006	(23,928)
Cash and cash equivalents at beginning of period	182,823	201,275

Cash and cash equivalents at end of period	$183,829	177,347

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

Claims Resolution and Plan Distributions: As of March 31, 2010, 47.1 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $935.7 million in allowed amounts and 6.9 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Under the terms of the Plan, if sufficient excess shares remain in reserve after resolution of all disputed claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the Plan. Based on recent settlements of unsecured claims, the Company now expects that, during its quarter ending June 30, 2010, shares remaining in the reserve will be distributed to persons previously holding claims as Noteholders, landlords, vendors or suppliers, retirement plan participants and other unsecured creditors. The claims resolution process remains ongoing with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

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

The Company: As of March 31, 2010, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 515 retail stores, with five fuel centers and 78 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and a beverage manufacturing facility.

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

During the 16 weeks ended January 6, 2010, and January 7, 2009, the Company recorded adjustments that reduced its self-insurance reserves by $8.3 million and $9.9 million respectively, as a result of the actuarial studies performed in the second quarter of each fiscal year and primarily related to workers’ compensation claims. These adjustments decreased other operating and administrative expenses by $7.3 million and $8.6 million during the 40 weeks ended March 31, 2010, and April 1, 2009, respectively, and decreased cost of sales by $1.0 million and $1.3 million for the 40 weeks ended March 31, 2010, and April 1, 2009, respectively.

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 and 40 weeks ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

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

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $174.5 million and cash in stores of $9.3 million as of March 31, 2010, and United States government obligations money market funds of $173.8 million and cash in stores of $9.0 million as of June 24, 2009. Book overdrafts of $9.6 million and $12.9 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of March 31, 2010, and June 24, 2009, respectively.

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

The calculation of diluted earnings per share included 55.2 million and 55.1 million potentially dilutive CSEs for the 12 and 40 weeks ended March 31, 2010, respectively, and 0.2 million potentially dilutive CSEs for the 12 and 40 weeks ended April 1, 2009. Excluded from the calculation are approximately 4.4 million and 3.9 million anti-dilutive CSEs for the 12 and 40 weeks ended March 31, 2010, respectively, and 5.1 million and 4.4 million anti-dilutive CSEs for the 12 and 40 weeks ended April 1, 2009, respectively.

Comprehensive Income: Comprehensive income was $20.8 million and $14.6 million for the 12 and 40 weeks ended March 31, 2010, respectively. Comprehensive income was $16.5 million and $30.1 million for the 12 and 40 weeks ended April 1, 2009, respectively. Other comprehensive income consists of changes in the Company’s post-retirement benefits obligation.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3. Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales by $0.6 million and $3.4 million for the 12 and 40 weeks ended March 31, 2010, respectively, and $1.2 million and $17.8 million for the 12 and 40 weeks ended April 1, 2009, respectively.

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

4. Impairment Charges

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges equal to the excess of net book value over the fair value of the impaired asset. Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value hierarchy. Fair value is determined using a discounted cash flow methodology, which for store assets considers the terminal value based on broker quotes. No impairment charges were

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

recorded during the 12 weeks ended March 31, 2010. Impairment charges related to store facilities of $4.6 million and were recorded during the 40 weeks ended March 31, 2010. Impairment charges related to store facilities of $0.2 million and $1.9 million were recorded during the 12 and 40 weeks ended April 1, 2009, respectively.

5. Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	12 weeks ended
	March 31, 2010	April 1, 2009
Interest cost	$281	298
Amortization of actuarial gain	(96)	(99)

Net periodic benefit expense	$185	199

	40 weeks ended
	March 31, 2010	April 1, 2009
Interest cost	$935	994
Amortization of actuarial gain	(319)	(330)

Net periodic benefit expense	$616	664

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

Total compensation expense related to share-based payments was $4.0 million and $13.5 million for the 12 and 40 weeks ended March 31, 2010, respectively, and $4.0 million and $11.6 million for the 12 and 40 weeks ended April 1, 2009, respectively. As of March 31, 2010, the Company had $23.4 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.6 years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

Options

Changes in options during the 40 weeks ended March 31, 2010, were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 24, 2009	3,652	$18.92
Granted	1,405	11.18
Forfeited	(659)	28.58
Expired	(45)	22.99

Outstanding as of March 31, 2010	4,353	$14.92	5.2	1,912

On December 9, 2009, the Company granted 242,730 stock options in exchange for 596,751 stock options held by eligible option holders in accordance with the Stock Option Exchange Program approved by shareholders on November 4, 2009. The exchange was on an estimated fair value neutral basis and resulted in no incremental compensation expense.

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option and, for grants subsequent to January 7, 2009, are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 40 weeks ended March 31, 2010, and April 1, 2009, was $5.43 and $4.38, respectively, which was determined using the following assumptions:

	40 weeks ended
	March 31, 2010	April 1, 2009
Risk-free interest rate range	1.92% - 2.68%	1.78%-2.81%
Expected dividend yield	0.0%	0.0%
Expected life range (years)	4.50 - 5.83	4.75
Volatility range	50.78% - 52.04%	30.60% - 51.07%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Changes in the restricted stock units during the 40 weeks ended March 31, 2010, were as follows:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 24, 2009	1,439	$14.98
Granted	1,291	11.93
Vested	(592)	15.31
Forfeited	(32)	14.87

Nonvested balance as of March 31, 2010	2,106	$13.02

7. Insurance Settlement

During October 2008, the Company reached a final settlement with its insurers related to its claim resulting from hurricanes that occurred in fiscal 2006. Final payments totaling approximately $25.0 million received during the 16 weeks ended January 7, 2009, exceeded the insurance receivable. Accordingly, the Company recorded a gain of $22.4 million in the Condensed Consolidated Statements of Operations for the 40 weeks ended April 1, 2009.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Dollar amounts in thousands except per share data, unless otherwise stated

In confirming the Plan, the Court overruled the objections to the Plan filed by, among others, several holders of landlord claims and the Florida tax collectors. Certain of the objecting parties, including four groups of landlord claimants and the Florida tax collectors, appealed the confirmation order to the United States District Court for the Middle District of Florida (the “District Court”). The issues placed on appeal by the landlord claimants derive from the substantive consolidation compromise contained in the Plan and the resulting treatment of landlord claims under the Plan. The issues placed on appeal by the Florida tax collectors relate to the treatment of ad valorem property taxes under the Plan, including the alleged immunity of the State of Florida and the jurisdiction of the Bankruptcy Court to determine state taxes. None of the appealing parties sought to stay the effectiveness of the confirmation order, leaving the Debtors free to move forward to implement the Plan. The Debtors implemented the Plan on November 21, 2006, which became the effective date of the Plan. On July 5, 2007, the Debtors filed a motion to dismiss as moot the appeals filed by the landlord claimants. On October 10, 2007, the District Court entered its order granting the Debtors’ motion and dismissing the appeals filed by the landlord claimants and on July 1, 2008, the District Court’s dismissal order was affirmed by the United States Court of Appeals for the Eleventh Circuit. Similarly, on April 1, 2008, the District Court entered its order affirming the Bankruptcy Court’s treatment of the objections of the Florida Tax Collectors and on December 1, 2009, the Eleventh Circuit affirmed the District Court and Bankruptcy Court orders regarding the Florida tax collectors, resolving the Florida tax collector’s appeals in Winn-Dixie’s favor. The Florida tax collectors claim will now be addressed as a part of the Debtors’ ongoing claims resolution process.

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

On March 19, 2010, the Company was served with a purported collective action lawsuit filed by two former employees in the United States District for the Southern District of Florida against Winn-Dixie Stores, Inc. alleging violations of the Fair Labor Standard Act related to unpaid overtime wages. The Company denies all allegations raised in the lawsuit and will file an answer to the complaint accordingly.

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

The Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”), on June 25, 2009. Topic 805 addresses the accounting for business combinations with acquisition dates subsequent to the adoption and requires changes in valuation allowances for acquired deferred tax assets and acquired income tax uncertainties in a business combination to adjust income tax expense. The Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Decreases in the valuation allowance for deferred tax assets that existed at the time of emergence from bankruptcy protection previously reduced intangible assets. Decreases in the valuation allowance reduced income tax expense for the 40 weeks ended March 31, 2010. There were no business combinations during the 40 weeks ended March 31, 2010.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of March 31, 2010, which was the end of our most recently completed fiscal quarter.

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

Claims Resolution and Plan Distributions. As of March 31, 2010, 47.1 million shares had been distributed by the disbursing agent to holders of allowed unsecured claims that totaled $935.7 million in allowed amounts and 6.9 million shares were held in reserve by the disbursing agent to satisfy remaining disputed unsecured claims. Under the terms of the Plan, if sufficient excess shares remain in reserve after resolution of all disputed claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the Plan. Based on recent settlements of unsecured claims, the Company now expects that, during its quarter ending June 30, 2010, shares remaining in the reserve will be distributed to persons previously holding claims as noteholders, landlords, vendors or suppliers, retirement plan participants and other unsecured creditors. The claims resolution process remains ongoing with respect to certain unsecured, secured, administrative and priority claims. The claims resolution process will continue until all claims are resolved.

OVERVIEW

During the third quarter of fiscal 2010, we focused on maintaining profitability in a challenging economic environment through disciplined promotional practices, expense control and execution of our core strategic initiatives including our store remodel program. Our identical store sales, challenged by the economic environment, decreased 2.2% for the third quarter of fiscal 2010, due to competitive activity and other general market factors, offset by increases from remodeled stores. Our identical store sales decrease for the third quarter of fiscal 2010, can also be explained by an increase in basket size of 1.2% and a decrease in transaction count of 3.4%, compared to the same period in the prior fiscal year. Due to the competitive environment, we were not able to pass through cost increases or retain the benefit of cost decreases in certain product categories, such as dairy and meat, to the extent we were able to do so in the same period in the prior year. This was the primary reason for the 50 basis point decline in gross margin as compared to the same period in the prior year. Other operating and administrative expenses for the third quarter of fiscal 2010 decreased by $10.1 million as compared to the same period in the previous fiscal year due primarily to lower utility rates.

In April, a drilling platform exploded in the Gulf of Mexico resulting in a sizable crude oil spill. Although it is impossible at this time to determine the potential impacts of the spill, reports indicate the spill may impact portions of the Gulf Coast and/or Florida and there may be negative impacts on fishing, tourism and shipping industries. We have stores in the Gulf Coast region, on the west coast of Florida and the Florida Keys. A decrease in tourism in these areas as a result of the spill may have a negative impact on our sales in these locations.

RESULTS OF OPERATIONS

Net sales. Net sales for the 12 weeks ended March 31, 2010, were $1.7 billion, a decrease of $40.4 million, or 2.3%, compared to the same period in the prior fiscal year. Net sales for the 40 weeks ended March 31, 2010, were $5.5 billion, a decrease of $149.2 million, or 2.6%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations. The decrease in our net sales was the result of the loss of sales from six stores we closed in fiscal 2009 and a decrease in our identical store sales offset by sales from one new store.

Identical store sales decreased 2.2% and 2.3% for the 12 and 40 weeks ended March 31, 2010, respectively, compared to the same periods in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The decrease in our identical store sales for the 12 weeks ended March 31, 2010, can be explained by an increase in basket size (average sales per customer visit on identical store sales) of 1.2% and a decrease in transaction count (number of customer visits on identical store sales) of 3.4%. The decrease in our identical store sales for the 40 weeks ended March 31, 2010, can be explained by a decrease in basket size (average sales per customer visit on identical store sales) of 0.5% and a decrease in transaction count (number of customer visits on identical store sales) of 1.8%.

Identical store sales for the 12 weeks ended March 31, 2010, were negatively impacted by factors including, but not limited to, competitive activity and other general market factors, the continued mix shift from brand name pharmaceutical products to generics which negatively impacted identical store sales by 50 basis points, partially offset by sales increases related to remodeled stores.

Identical store sales for the 40 weeks ended March 31, 2010, were negatively impacted by factors including, but not limited to, competitive activity and other general market factors, non-recurring storm-related sales occurring in the prior year which negatively impacted identical store sales by 50 basis points, the continued mix shift from brand name pharmaceutical products to generics which negatively impacted identical store sales by 40 basis points, partially offset by sales increases related to remodeled stores.

Inflation was a significant contributor to the increase in identical sales we experienced during fiscal 2009 as compared to fiscal 2008. During the 40 weeks ended March 31, 2010, we have experienced deflation in certain categories and lower inflation in others, which had a negative impact on identical store sales. We have seen a low level of food inflation return during the 12 weeks ended March 31, 2010, which we expect will continue over the remainder of fiscal 2010.

Gross Profit on Sales. Gross profit on sales decreased $19.6 million and $40.1 million for the 12 and 40 weeks ended March 31, 2010, respectively, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 28.4% and 28.9% for the 12 weeks ended March 31, 2010, and April 1, 2009, respectively, and 28.3% for both the 40 weeks ended March 31, 2010, and April 1, 2009.

Gross margin for the 12 weeks ended March 31, 2010, decreased by approximately 50 basis points as compared to the same period in the prior fiscal year. Due to the competitive environment, we were not able to pass through cost increases or retain the benefit of cost decreases in certain product categories such as dairy and meat to the extent we were able to do so in the same period in the prior year (70 basis points). This decline was partially offset by reductions in other costs (20 basis points).

Gross margin for the 40 weeks ended March 31, 2010, was unchanged from the same period in the prior fiscal year. Due to the competitive environment, we were not able to pass through cost increases or retain the benefit of cost decreases in certain product categories such as dairy and meat to the extent we were able to do so in the same period in the prior year (30 basis points). This decline was offset by a lower LIFO charge (20 basis points) and reductions in other costs (10 basis points).

Other Operating and Administrative Expenses. Other operating and administrative expenses decreased $10.1 million and $18.5 million for the 12 and 40 weeks ended March 31, 2010, respectively, as compared to the same periods in the prior fiscal year. As a percentage of net sales, other operating and administrative expense was 27.2% and 27.1% for the 12 weeks ended March 31, 2010, and April 1, 2009, respectively, and 28.0% and 27.5% for the 40 weeks ended March 31, 2010, and April 1, 2009, respectively.

Several items contributed to the decrease in operating and administrative expenses for the 12 and 40 weeks ended March 31, 2010, as compared to the same period in the prior fiscal year as follows (in millions):

	12 weeks ended March 31, 2010	40 weeks ended March 31, 2010
Decrease in:
Utilities, primarily related to lower rates	$5.3	7.3
Payroll and payroll-related expenses	2.3	3.4
Occupancy costs, primarily related to store closures	0.7	2.3
Prior year hurricanes and tropical storm-related expenses	—	2.4
Other, net	1.8	3.1

	$10.1	18.5

Gain on Insurance Settlement. During October 2008, we reached a final settlement with our insurers related to our claim resulting from hurricanes that occurred in fiscal 2006. Final payments totaling approximately $25.0 million received during the 16 weeks ended January 7, 2009, exceeded the insurance receivable. Accordingly, we recorded a gain of $22.4 million in the condensed consolidated statements of operations for the 40 weeks ended April 1, 2009.

Impairment Charges. No impairment charges were recorded for the 12 weeks ended March 31, 2010. Impairment charges related to store facilities of $4.6 million were recorded during the 40 weeks ended March 31, 2010. Impairment charges related to store facilities of $0.2 million and $1.9 million were recorded during the 12 and 40 weeks ended April 1, 2009, respectively. See Part I, Item 1, Note 4 for further discussion of impairment charges.

Interest Expense, Net. Interest expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net, remained relatively unchanged for the 12 and 40 weeks ended March 31, 2010, as compared to the same periods in the prior fiscal year. Interest expense, net was $1.0 million and $0.8 million for the 12 weeks ended March 31, 2010, and April 1, 2009, respectively, and $3.7 million and $3.4 million for the 40 weeks ended March 31, 2010, and April 1, 2009, respectively.

Income Taxes. Income tax benefit was $1.0 million and $3.6 million for the 12 and 40 weeks ended March 31, 2010, respectively. The effective tax rate was a benefit of 4.9% and 32.2% for 12 and 40 weeks ended March 31, 2010, respectively. The rate for both the 12 and 40 weeks ended March 31, 2010, reflect our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits and the benefit of a reduction of an uncertain tax position.

Income tax expense was $12.7 million and $28.0 million for the 12 and 40 weeks ended April 1, 2009, respectively. The effective tax rate was an expense of 43.5% and 47.9% for the 12 and 40 weeks ended April 1, 2009, respectively, which differs from statutory rates primarily due to permanent items and the impact of our prior year tax return to provision adjustment recorded in the second quarter of fiscal 2009.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of March 31, 2010, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $564 million that will begin to expire in fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of March 31, 2010, we had $696.6 million of liquidity, comprised of $512.8 million of borrowing availability under the Credit Agreement (defined below) and $183.8 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2010 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the remainder of fiscal 2010. Based on borrowing availability and anticipated improvement in operating results, we believe that we will have sufficient resources beyond fiscal 2010 to operate our business and fund our capital-spending program.

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

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 40 weeks ended March 31, 2010.

Borrowing availability was $512.8 million as of March 31, 2010, as summarized below (in thousands):

March 31, 2010
Lesser of Borrowing Base or Credit Agreement capacity [1]	$562,759
Outstanding borrowings	—

Excess Availability	562,759
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$512,759

[1]	Net of Reserves of $162.1 million, including $142.0 million related to outstanding letters of credit.
[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown in the table above, Borrowing availability under the Credit Agreement was determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of March 31, 2010, letters of credit totaling $142.0 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 40 weeks ended March 31, 2010, and April 1, 2009 (in thousands):

	40 weeks ended
	March 31, 2010	April 1, 2009
Cash provided by (used in):
Operating activities	$134,710	120,539
Investing activities	(121,983)	(130,351)
Financing activities	(11,721)	(14,116)

Operating Activities. Net cash provided by operating activities of $134.7 million and $120.5 million for the 40 weeks ended March 31, 2010, and April 1, 2009, respectively, was due primarily to operating cash flows and changes in working capital items. Insurance proceeds collected in the 40 weeks ended April 1, 2009, totaled $28.9 million of which $11.3 million related to operating activities and $17.6 million related to property and equipment and is classified as an investing activity.

Investing Activities. For the 40 weeks ended March 31, 2010, and April 1, 2009, net cash used in investing activities was $122.0 million and $130.4 million, respectively. Capital expenditures including our store-remodeling program were $116.2 million and $153.5 million for the 40 weeks ended March 31, 2010, and April 1, 2009, respectively. During the 40 weeks ended April 1, 2009, we collected $17.6 million of proceeds from insurance claims related to investing activities.

Financing Activities. For the 40 weeks ended March 31, 2010, and April 1, 2009, net cash used in financing activities was $11.7 million and $14.1 million, respectively, due primarily to principal payments on capital leases.

Capital Expenditures. In fiscal 2010, we expect capital expenditures to total approximately $200 million, a majority of which is for our store-remodeling program and also includes other capital expenditures such as maintenance and other store-related projects, information technology projects, new stores, back-up generators and logistics projects.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the third quarter of fiscal 2010 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2009. See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a description of recently adopted accounting standards and the impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of March 31, 2010, we had no borrowing outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: May 10, 2010	/S/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 10, 2010	/S/ D. MICHAEL BYRUM
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