Form 10-K
period 2010-06-30
WINN DIXIE STORES INC
filed 2010-08-30
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant on January 6, 2010, was approximately $477.4 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of August 9, 2010, 55,337,293 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2010

PART I

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. Unless specified to the contrary, all information herein is reported as of June 30, 2010, which was the end of our most recently completed fiscal year. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries.

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

General

Founded in 1925, Winn-Dixie Stores, Inc. is a major food retailer operating primarily under the “Winn-Dixie” banner. As of June 30, 2010, we operated 514 stores in five states in the southeastern United States.

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

Stores

The following chart identifies each of our markets by state and retail market area, the number of stores in each market area and the banners under which they operate as of June 30, 2010. We operate our grocery warehouse stores under the “SaveRite” banner.

	Total	Winn-Dixie	SaveRite
Florida	352	345	7

Orlando / Daytona	76	73	3
Miami / Fort Lauderdale	76	76	—
Tampa /St. Petersburg	61	60	1
Jacksonville	49	46	3
West Palm Beach / Fort Pierce	35	35	—
Fort Myers / Naples	14	14	—
Mobile / Pensacola	16	16	—
Tallahassee	10	10	—
Panama City	10	10	—
Gainesville	5	5	—

Alabama	71	71	—

Birmingham	26	26	—
Mobile / Pensacola	19	19	—
Montgomery	16	16	—
Other	10	10	—

Georgia	23	23	—

Albany	6	6	—
Other	17	17	—

Louisiana	52	52	—

New Orleans	33	33	—
Baton Rouge	11	11	—
Lafayette	8	8	—

Mississippi	16	13	3

Biloxi / Gulfport	6	6	—
Other	10	7	3

Total stores as of June 30, 2010	514	504	10

The following chart provides selected information related to our stores for the last five fiscal years:

	2010	2009	2008	2007	2006
Opened during fiscal year	2	—	2	2	—
Closed or sold during fiscal year	3	6	1	21	374
In operation at fiscal year-end	514	515	521	520	539
Year-end average supermarket square footage (in thousands)	46.9	46.8	46.7	46.8	46.3

Strategic Initiatives

Our core strategic initiatives focus on ensuring that our stores emphasize “fresh and local” neighborhood marketing in every neighborhood we serve. Our multi-year initiatives include store remodels, neighborhood merchandising and marketing, improving customer service and increasing sales of our corporate brand products.

Since the inception of the remodel initiative in fiscal 2007, we completed remodels of 230 locations, upgrading and enhancing close to half of our store base to bring “fresh and local” to these markets. We believe these remodels are important to improving our brand image, transaction count, sales and profitability. As we continually refine our remodel program for the remaining stores, we will be strategically selecting stores to enhance our remodel investment and continue to improve the shopping experience for our customers. The two brand new stores we opened during 2010 in Covington, Louisiana, and Margate, Florida, are considered benchmarks for our remodels and new stores in the future.

Merchandising

Substantially all of our stores offer grocery, meat, seafood, produce, deli, bakery, floral, health and beauty, and other general merchandise items. We had 401 pharmacies, 80 liquor stores and 5 fuel centers at our stores as of June 30, 2010.

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

Working Capital

As of June 30, 2010, working capital was comprised of $901.8 million of current assets and $661.2 million of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flows from operating activities as presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements related to working capital items.

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

Employees

As of June 30, 2010, we employed approximately 49,000 associates, of whom approximately 55% were employed on a part-time basis. None of our associates are covered by a collective bargaining agreement.

Additional Information

We are a Florida corporation, headquartered at 5050 Edgewood Court, Jacksonville, Florida 32254-3699. Our telephone number is 904-783-5000.

Our web site, www.winn-dixie.com, provides additional information about our Company. There you can obtain, free of charge, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all of our other filings with the SEC, including amendments thereto. You can also obtain copies of all of our recent press releases. Our web site also contains important information about our corporate governance practices, including our Code of Conduct, information on the members of our Board of Directors, our Governance Principles and our Board Committee Charters. The information on our web site is not part of and is not incorporated by reference into this Annual Report on Form 10-K.

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

Failure to execute successfully our core strategic initiatives could adversely affect our financial condition and results of operations.

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

Our sales per square foot are significantly less than that of our leading competitors. Because many operating costs — such as rent, utilities and minimum labor staffing levels — are largely fixed, low levels of sales productivity negatively impact profitability. Achieving levels of profitability consistent with most of our industry peers will require us to increase our average sales per square foot, while maintaining or improving gross margin rates.

Our financial condition and results of operations could be adversely affected if we fail to successfully execute these core strategic initiatives or if our initiatives do not meet our customers’ expectations.

Failure to achieve expected results from our store remodel initiative could adversely affect our financial condition and results of operations.

Our store remodel initiative is the cornerstone to the success of our multi-year turnaround plan. We believe the remodels are necessary to enhance our brand image and improve our merchandising mix, transaction count, sales and profitability.

We continually refine our remodel strategy using a market-by-market analysis, which considers such factors as the appropriate remodel scope and expected returns.

Stores in need of remodeling are at risk of sales erosion, particularly when they compete with newer or better-maintained competitor facilities. If the remodels do not stay within the time and financial budgets we have forecasted or do not achieve expected results, our future financial condition and results of operations could be materially adversely affected.

We expect that cash flows from operations and borrowing availability under our credit facility, will be sufficient to fund our existing operations and remodel initiative; however, in the event that our overall liquidity decreases, it may be necessary to limit our capital expenditures.

Adverse economic conditions could negatively affect our results of operations and financial condition.

The retail food industry is sensitive to changes in overall economic conditions that impact consumer spending and purchasing habits. General economic conditions in our market areas such as higher levels of unemployment, tightening of consumer credit, weakness in the housing market, energy and other inflation, and falling consumer confidence could reduce consumer spending, cause consumers to switch to a less expensive mix of products or trade down to discounters for grocery items, all of which has affected and could continue to affect our results of operations.

In addition, the current operating environment remains uncertain and factors such as inflation or deflation in product and operating costs, and extended duration or deterioration in current economic conditions could negatively impact our results of operations and financial condition.

Our Credit Agreement will expire in just over a year and we will need to refinance it and ensure appropriate liquidity for our business.

Our primary sources of liquidity are our Credit Agreement, trade credit and cash flow from our operations. Our $725.0 million Credit Agreement matures in November 2011 and we will need to refinance it to provide liquidity for our business. We have had initial conversations regarding our refinancing of the Credit Agreement and, based on current conditions in the credit markets, we expect a new agreement will not be on the same terms and at the same level as the existing facility. To the extent this is the case, we will evaluate our liquidity needs and, to the extent we deem appropriate, review our business operations and capital structure to ensure appropriate liquidity. We may consider operating and capital expense reductions, asset sales or seeking additional capital through issuances of debt or equity securities. Any issuance of debt securities could result in increased interest expense and additional restrictive covenants; any issuance of equity securities could result in dilution of existing shareholders or in new equity securities having rights, preferences or privileges senior to those of existing holders of common stock. There can be no assurance that we will be able to obtain additional capital on acceptable terms or at all.

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

Increased operating costs due to changes in laws and other regulations affecting our industry could adversely affect our results of operations.

We are subject to numerous federal, state and local laws and regulations such as those affecting food manufacturing, food and drug distribution and retailing, labor and environmental practices, accounting standards and taxation requirements.

Recent political trends related to healthcare reform, environmental regulation and increased potential for regulation favoring organized labor create uncertainty about the probability and impact of future regulatory changes. In addition, new mandates, fees and taxes and stricter regulatory oversight can significantly impact operations and compliance costs.

Any changes in these laws or regulations could significantly increase our operating costs and adversely affect our results of operations.

Food safety issues could negatively impact our brand image and results of operations.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food or drug products, even if the basis for the concern is out of our control. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food or drug products by us could result in product liability claims and a loss of consumer confidence, which could adversely affect our results of operations.

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

The concentration of our locations in the southeast increases our vulnerability to severe storm damage, which could adversely affect our results of operations.

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

Variability in self-insurance liability estimates could significantly impact our results of operations.

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

The following table details the properties utilized in our operations as of June 30, 2010:

	Owned	Leased	Total
Retail Stores	8	506	514
Manufacturing Operations	—	1	1
Distribution Centers	1	5	6
Corporate Headquarters	—	1	1

Total	9	513	522

A more detailed description of our leasing arrangements appears in Item 8, Note 12.

ITEM 3:	LEGAL PROCEEDINGS

See Note 15 to the Consolidated Financial Statements included in Item 8 of this Report for a discussion of legal proceedings.

ITEM 4:	RESERVED

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winn-Dixie’s common stock is traded on NASDAQ under the symbol WINN. The number of holders of record of our common stock as of August 9, 2010, was 4,479. Approximately 92% of our outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

We did not pay dividends during fiscal 2010 or fiscal 2009. Under the terms of our Credit Agreement, we are restricted substantially from paying dividends.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2010.

The following table shows the quarterly high and low sales prices of the Company’s common stock for fiscal 2009 and fiscal 2010:

	2010		2009
	High	Low	High	Low
First Quarter	$16.00	12.36	19.41	12.38
Second Quarter	$15.08	9.80	16.24	10.09
Third Quarter	$13.17	8.90	15.73	8.01
Fourth Quarter	$13.90	9.60	15.72	9.24

The following table presents information about our common stock that may be issued under equity-based compensation plans as of June 30, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1) ($)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	6,243	14.94	3,439
Equity compensation plans not approved by shareholders	—	—	—

Total	6,243	14.94	3,439

(1)	The weighted average exercise price does not take into account 1.9 million shares issuable related to restricted stock units, which have no exercise price.

The following graph shows the cumulative total shareholder return for the Company’s common stock during the period from November 22, 2006, to June 30, 2010. Five-year historical data is not presented because the Company’s stock began trading on NASDAQ on November 22, 2006, following the Company’s emergence from bankruptcy.

The graph also shows the cumulative returns of the Standard & Poor’s 500 Index and a peer group of food retailers, comprised of: Supervalu Inc., The Kroger Co., Safeway Inc., and The Great Atlantic & Pacific Tea Company, Inc. The comparison assumes $100 was invested on November 22, 2006, in the Company’s common stock and in each of the indices shown and assumes that all dividends paid were reinvested.

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2010, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

ITEM 6:	SELECTED FINANCIAL DATA

Upon emergence from bankruptcy protection, we adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting for Entities Under the Bankruptcy Code” effective November 15, 2006, which was the end of our immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values, which resulted in material adjustments to the historical carrying amount of reorganized assets and liabilities. Accordingly, our financial statements for periods prior to November 15, 2006, are not comparable to our financial statements for periods on or after November 15, 2006.

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

In millions, except per share data	Successor				Predecessor
	Fiscal			32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006	Fiscal
	2010 [1]	2009	2008			2006
Results of continuing operations:
Net sales	$7,248	7,367	7,281	4,524	2,677	7,133
Gross profit	$2,066	2,098	1,984	1,229	707	1,851
Operating and administrative expenses	$2,031	2,035	1,960	1,188	776	1,991
Income (loss) before reorganization items and income taxes	$25	76	26	45	(97)	(159)
Reorganization items, net gain	$—	—	—	—	(334)	(251)
Income from continuing operations	$29	40	13	28	252	102
Net income per share from continuing operations:
Basic	$0.53	0.73	0.24	0.53	1.78	0.72
Diluted	$0.52	0.73	0.24	0.53	1.78	0.72
Financial data as of fiscal period end:
Capital expenditures	$189	223	229	69	24	31
Working capital [2]	$241	295	314	441	433	421
Total assets	$1,838	1,815	1,776	1,699	1,719	1,608
Liabilities subject to compromise	$—	—	—	—	—	1,118
Capital lease obligations - long term	$20	24	18	19	9	5
Shareholders’ equity (deficit)	$924	879	826	797	759	(282)

1	Fiscal 2010 was comprised of 53 weeks.

2	For fiscal 2006, working capital excluded liabilities subject to compromise.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements and statements of our business strategies, all of which are subject to certain risks. Item 7 should be read in conjunction with the information contained in “Forward-Looking Statements” at the beginning of this report and with the Consolidated Financial Statements and Notes thereto included in Item 8. When multiple factors are provided as the explanation for business results, we quantify the approximate effect of each factor to the extent that it is practical for us to do so. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc., and its consolidated subsidiaries.

OVERVIEW

Summary

During fiscal 2010, we focused on maintaining profitability in a challenging economic environment through disciplined promotional practices, expense control and execution of our core strategic initiatives including our store remodel program. We believe our competition sharpened their focus on promotional programs during the second half of fiscal 2010 and we were cautious in our response in order to avoid unprofitable sales. As a result, we experienced a substantial deterioration in our identical store sales during the fourth quarter of fiscal 2010. Our identical store sales for fiscal 2010, challenged by the competitive and economic environment, decreased 2.9% as compared to fiscal 2009. Basket size decreased 0.6% and transaction count decreased 2.3%, compared to fiscal 2009. Gross margin for fiscal 2010 was 28.5%, unchanged from the prior fiscal year due to margin pressure offset by a benefit from LIFO. Operating and administrative expenses decreased due to certain reductions from an overall focus on cost controls partially offset by an extra week in fiscal 2010.

In April, a drilling platform exploded in the Gulf of Mexico resulting in a sizable oil spill that affected portions of the Gulf Coast from Texas to Florida. Although it is impossible at this time to determine the long-term impacts of the spill, it has had negative impacts on fishing, tourism and shipping industries. We have stores in the Gulf Coast region, on the west coast of Florida and in the Florida Keys. A decrease in tourism in these areas has had a negative impact on our sales in these locations and may continue until the end of the summer tourism season.

As we announced in July, in order to lower our cost structure, improve efficiency, and build the right foundation for our business now and in the future, we have reviewed both our retail operations and support structure and have decided to exit 30 non-remodeled, underperforming stores. In addition, we will also eliminate approximately 120 positions in our corporate and field support staff. The store closures and position eliminations are expected to be completed by the end of the first quarter of fiscal 2011.

RESULTS OF OPERATIONS

Fiscal year ended June 30, 2010 (“fiscal 2010”), comprised of 53 weeks, as compared to fiscal year ended June 24, 2009 (“fiscal 2009”), comprised of 52 weeks

Net Sales. Net sales for the 53 weeks ended June 30, 2010, was $7.2 billion, a decrease of $119.2 million, or 1.6%, as compared to the 52 weeks ended June 24, 2009. Net sales related primarily to grocery and supermarket items. In aggregate, pharmacy, fuel and floral department sales comprised approximately 10% of net sales in both fiscal 2010 and fiscal 2009. The decrease in our net sales was a result of the loss of sales from six stores we closed in fiscal 2009 and a decrease in our identical store sales, offset by sales from two new stores and an extra week in fiscal 2010.

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. Identical store sales comparisons were measured on a 52-week basis while the total sales comparison was based on 53 weeks in fiscal 2010 and 52 weeks in fiscal 2009. Identical store sales decreased 2.9% for fiscal 2010 as compared to fiscal 2009.

The decrease in our identical store sales for fiscal 2010 as compared to fiscal 2009 was the result of a decrease in basket size (average sales per customer visit on identical store sales) of 0.6% and a decrease in transaction count (number of customer visits on identical store sales) of 2.3%.

Identical store sales were impacted negatively by factors including, but not limited to, competitive activity and other general market factors, non-recurring storm-related sales occurring in the prior year, which impacted negatively identical store sales by 40 basis points, and the continued mix shift from brand name pharmaceutical products to generics, which negatively impacted identical store sales by 50 basis points, partially offset by sales increases related to remodeled stores.

During fiscal 2010, inflation had an insignificant impact on the decrease in identical store sales as compared to fiscal 2009, whereas inflation was the largest contributor to the increase in fiscal 2009 identical store sales as compared to fiscal 2008. This change in trend resulted from deflation in certain categories and low inflation in others experienced in fiscal 2010 as compared to fiscal 2009.

Gross Profit on Sales. Gross profit on sales for the 53 weeks ended June 30, 2010, was $2.1 billion, a decrease of $32.1 million as compared to the 52 weeks ended June 24, 2009. As a percentage of net sales, gross margin was 28.5% for fiscal 2010 and fiscal 2009.

Gross margin was unchanged in fiscal 2010 as compared to fiscal 2009. While gross margin was impacted negatively from pricing and promotional programs (30 basis points), it was impacted positively by the small LIFO benefit recognized in fiscal 2010 compared to a charge in the prior year (20 basis points) and other items (10 basis points).

Operating and Administrative Expenses. Operating and administrative expenses were $2.0 billion for the 53 weeks ended June 30, 2010, a decrease of $3.3 million as compared to the 52 weeks ended June 24, 2009. As a percentage of net sales, operating and administrative expenses were 28.0% and 27.6% for fiscal 2010 and fiscal 2009, respectively.

The table below details the changes in operating and administrative expenses for fiscal 2010 as compared to fiscal 2009 (in millions):

(Decrease) increase in:
Utilities, primarily related to lower rates	$(5.9)
Payroll and payroll-related expenses	8.2
Hurricanes and tropical storm-related expenses	(2.6)
Other, net	(3.0)

$(3.3)

Although overall operating and administrative expenses were lower in fiscal 2010, certain expenses were higher in fiscal 2010 as compared to fiscal 2009 due to the additional week included in fiscal 2010.

Gain on Insurance Settlement. We incurred losses and damage due to hurricanes in fiscal 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. During fiscal 2009, we reached a final settlement with our insurers related to our claim resulting from these hurricanes. Final payments on this claim totaling approximately $25.0 million received during fiscal 2009 exceeded the insurance receivable. Accordingly, we recorded a gain of $22.4 million in the consolidated statements of operations during fiscal 2009. There were no material gains on insurance settlements in fiscal 2010.

Impairment Charges. Impairment charges of $5.7 million and $5.5 million were recorded in fiscal 2010 and fiscal 2009, respectively. See Item 8, Note 6 for further discussion of impairment charges.

Interest Expense, net. Interest expense is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net was $4.7 million and $5.0 million for fiscal 2010 and fiscal 2009, respectively.

The decrease in interest expense, net was primarily related to lower interest expense offset by lower interest income during fiscal 2010, as compared to fiscal 2009. Interest income was $0.3 million and $2.1 million for fiscal 2010 and fiscal 2009, respectively. See Item 8, Note 9 for further description of interest expense, net.

Income Taxes. Income tax benefit for fiscal 2010 was $4.3 million, which resulted in an effective tax rate benefit of 17.5%. The rate reflected our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits and the benefit of a reduction of uncertain tax positions. Income tax expense for fiscal 2009 was $35.9 million. The income tax expense will not result in significant cash payments due to the availability of net operating loss (NOL) carryforwards, as further described below. The effective tax rate for fiscal 2009 was an expense of 47.4%, which differs from statutory rates due primarily to permanent items and the impact of an adjustment due to the finalization of the prior year tax return.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of June 30, 2010, we had $643.6 million of NOL carryforwards for federal income tax purposes that will begin to expire in fiscal 2025 and NOL carryforwards for state income tax purposes of $850.2 million that will begin to expire in fiscal 2019. In addition, we had tax credit carryforwards of $38.0 million for federal income tax purposes, which will begin to expire in fiscal 2023.

As of June 25, 2009, we adopted Accounting Standards Codification Topic 805, “Business Combinations,” whereby increases or decreases in the valuation allowance for deferred tax assets increase or decrease tax expense. Prior to the adoption, decreases in the valuation allowance for deferred tax assets that existed at the time of emergence from bankruptcy did not decrease income tax expense but instead reduced intangible assets.

As of June 30, 2010, we had $7.6 million of unrecognized tax benefits; if recognized, none of this amount would change our effective income tax rate. We do not anticipate that we will record any significant change in the unrecognized tax benefit during fiscal 2011.

Generally, the statute of limitations remains open for our federal and state income tax returns for our fiscal 2008 through 2010 tax years.

Subsequent Event. On July 27, 2010, we announced that we would close 30 non-remodeled, underperforming stores, will consolidate our four operating regions into three and reduce workforce at the field and corporate support levels. We subsequently obtained bank approval to close the 30 stores and sell the associated inventory and equipment. These actions are expected to be completed by the end of the first quarter of fiscal 2011.

Net sales related to the 30 stores to be closed totaled $266.0 million in fiscal 2010. As of June 30, 2010, the net book value of assets related to these stores totaled $8.2 million, primarily consisting of equipment and favorable leases. The operating results for the closed stores and the store closing costs will be reclassified to discontinued operations in the first quarter of fiscal 2011. The store closing costs are expected to total approximately $35 to $50 million including lease termination costs of $30 to $45 million and other charges, including severance, of approximately $5 million. In addition, we expect proceeds from asset sales including pharmacy prescription files to be approximately $10 million.

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

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. During fiscal 2009, we closed six stores, which were at or near the end of their respective leases. Identical store sales increased 1.2% for fiscal 2009 as compared to fiscal 2008.

The increase in our identical store sales for fiscal 2009 as compared to fiscal 2008 was the result of an increase in basket size of 2.4%, offset by a decrease in transaction count of 1.2%.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $75.0 million for fiscal 2009 as compared to fiscal 2008. As a percentage of net sales, operating and administrative expenses were 27.6% and 26.9% for fiscal 2009 and fiscal 2008, respectively

The table below details the increases in operating and administrative expenses for fiscal 2009 as compared to fiscal 2008 (in millions):

Decrease in benefit from self-insurance reserves reduction	$10.7
Increase in:
Salaries, primarily related to retail labor	30.8
Depreciation and amortization, primarily related to store remodeling program	15.9
Utilities, primarily related to higher rates	13.1
Hurricanes and tropical storm-related expenses	2.7
Other, net	1.8

$75.0

Impairment Charges. Impairment charges of $5.5 million and $1.0 million were recorded in fiscal 2009 and fiscal 2008, respectively. See Item 8, Note 6 for further discussion of impairment charges.

Interest Expense (Income), net. Interest expense is primarily interest on long-term and short-term debt and capital leases, offset by interest income. For fiscal 2009, interest expense, net, was $5.0 million, as compared to interest income, net, of $3.1 million for fiscal 2008.

The increase in interest expense (income), net was primarily related to lower investment returns due to less invested cash and lower rates of return during fiscal 2009, as compared to fiscal 2008. Interest income was $2.1 million and $8.7 million for fiscal 2009 and fiscal 2008, respectively. See Item 8, Note 9 for further description of interest expense (income), net.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of June 30, 2010, we had $649.7 million of liquidity, comprised of $497.4 million of borrowing availability under the Credit Agreement and $152.3 million of cash and cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through fiscal 2011. Based on anticipated cash flow from operations and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2011 to operate our business and fund our capital expenditures. Expected borrowing availability beyond the maturity date of our credit agreement in November 2011 is subject to the expectation of the availability of financing alternatives at a reasonable cost.

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

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during fiscal 2010. As of June 30, 2010, no amount was outstanding.

Borrowing availability was $497.4 million as of June 30, 2010, as summarized below (in thousands):

June 30, 2010
Lesser of Borrowing Base or Credit Agreement capacity [1]	$547,437
Outstanding borrowings	—

Excess Availability	547,437
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$497,437

[1]	Net of Reserves of $168.1 million, including $148.2 million related to outstanding letters of credit.

[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown above, availability under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of June 30, 2010, letters of credit totaling $148.2 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to insurance programs including workers’ compensation programs.

Historical Cash Flow Data

The table below presents certain Consolidated Statements of Cash Flows data for fiscal 2010, fiscal 2009 and fiscal 2008 (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cash provided by (used in):
Operating activities	$172,019	199,556	208,670
Investing activities	(187,744)	(196,269)	(207,865)
Financing activities	(14,771)	(21,739)	(1,476)

Operating Activities. Net cash provided by operating activities was $172.0 million, $199.6 million, and $208.7 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, due primarily to operating cash flows and working capital changes primarily from working capital initiatives focused on improving vendor payment terms, inventory reduction and account receivable collections. In addition, in fiscal 2009 and fiscal 2008, we collected insurance proceeds and income tax refunds, neither of which occurred in fiscal 2010. In fiscal 2009, we collected $28.9 million of proceeds from insurance claims of which $11.3 million related to operating activities and $17.6 million related to property and equipment and is classified as an investing activity. In fiscal 2008, we collected $20.1 million of proceeds from insurance claims and collected $15.2 million of income tax refunds.

Investing Activities. For fiscal 2010, fiscal 2009, and fiscal 2008, cash used in investing activities of $187.7 million, $196.3 million, and $207.9 million, respectively, related primarily to expenditures for our store-remodeling program. In addition, in fiscal 2009 and fiscal 2008, we collected insurance proceeds and sold manufacturing facilities, neither of which occurred in fiscal 2010. In fiscal 2009, we collected $17.6 million of proceeds from insurance claims related to investing activities. In fiscal 2008, we received $15.8 million as proceeds from the sale of two dairy operations.

Financing Activities. For fiscal 2010, fiscal 2009, and fiscal 2008, net cash used in financing activities related primarily to payments on capital leases of $11.4 million, $9.1 million and $7.8 million, respectively. For fiscal 2010, fiscal 2009, and fiscal 2008, net cash used in financing activities was also impacted by the change in our book overdraft position. For fiscal 2010 and fiscal 2009, we had decreases in book overdrafts of $3.5 million and $12.6 million, respectively. In fiscal 2008, we had an increase in book overdrafts of $6.1 million.

Capital Expenditures. In fiscal 2011, we expect capital expenditures to total approximately $158 million, of which approximately $80 million is for our store-remodeling program. We anticipate spending approximately $78 million on other capital expenditures, including retail store maintenance, information technology, new stores, and other projects.

OUTLOOK AND TRENDS

We recognize the need to adjust our business model to meet the changing needs and expectations of our customers. As a consideration, we assess the trends present in the markets in which we compete. Generally, it is difficult to predict if a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. We believe the following economic and/or industry trends are likely to continue for at least the next fiscal year:

•	New competitive store openings will continue in our markets including traditional grocery stores, supercenters, drug stores and dollar-discount stores.

•	Consumer spending behavior will continue to be impacted by the general economic environment.

•	Pricing will continue to be a significant driver of consumer choice in the industry.

•	The percentage of generic pharmaceuticals sales to branded pharmaceuticals is expected to continue to increase.

We expect to continue to focus on building customer loyalty and growing profitable sales over the long term. In addition, we believe the following plans and business specific trends will have an impact on our business during fiscal 2011.

•

We will continue our store remodeling program with plans to enhance our remodel investment in strategically selected stores and use the two brand new stores opened in fiscal 2010 as the benchmark for remodels and new stores. We expect to spend approximately $80 million in fiscal 2011 on store remodels.

•	We will continue to focus on merchandising and marketing initiatives that emphasize “fresh and local” neighborhood marketing.

•	We will continue to focus on customer service initiatives.

•	We will continue to focus on cost management.

•	We will continue to focus on balancing our pricing and margin decisions to drive profitable sales.

•	We will continue our business focus on our corporate brand products.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Contractual obligations represent known future cash payments that we will be required to make under existing arrangements, such as debt and lease agreements. The table below presents the scheduled payments due under our contractual obligations as of June 30, 2010:

Contractual Obligations

	Payment due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt [1]	$—	—	—	—	—
Capital leases	34.5	11.2	15.3	6.0	2.0
Operating leases	1,425.8	209.2	369.3	306.5	540.8
Purchase obligations [2]	162.0	138.9	14.0	9.1	—
Retirement plans [3]	12.9	1.5	2.7	2.4	6.3
Other	28.1	16.3	7.2	1.0	3.6

Total	$1,663.3	377.1	408.5	325.0	552.7

[1]	Excludes: $148.2 million of letters of credit outstanding under the Credit Agreement; and Borrowing Availability of $497.4 million.

[2]

We enter into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Contracts that are cancelable within 60 days are excluded. Contracts that are either non-cancelable or are less specific as to our obligations upon cancellation are included above. When applicable, we used anticipated purchase volumes to allocate the purchase obligation to the indicated periods. The amounts above include open purchase orders of $118.0 million.

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

Intangible assets. We report intangible assets in accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” which requires that an intangible asset with indefinite useful economic life not be amortized, but instead be separately tested for impairment at least annually using a fair-value approach. Intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable. The evaluation of possible impairment of intangible assets is affected by factors such as changes in economic conditions and changes in operating performance. These factors could cause us to recognize a material impairment charge as we assess the ongoing expected cash flows and carrying amounts of intangible assets.

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

At June 30, 2010, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. However, as of June 30, 2010, we had no amount outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 30, 2010 and June 24, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries as of June 30, 2010 and June 24, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

As discussed in notes 7 and 16 to the consolidated financial statements, the Company adopted the provisions of ASC Topic 805, “Business Combinations”, as of June 25, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 30, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

August 30, 2010

Jacksonville, Florida

Certified Public Accountants

This page intentionally left blank.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30, 2010, June 24, 2009 and June 25, 2008

Amounts in thousands except per share data	2010*	2009	2008
Net sales	$7,247,804	7,366,965	7,281,449
Cost of sales, including warehouse and delivery expenses	5,181,512	5,268,549	5,297,898

Gross profit on sales	2,066,292	2,098,416	1,983,551
Operating and administrative expenses	2,031,367	2,034,623	1,959,582
Gain on insurance settlement	—	(22,430)	—
Impairment charges	5,684	5,536	1,002

Operating income	29,241	80,687	22,967
Interest expense (income), net	4,650	4,978	(3,063)

Income before income tax	24,591	75,709	26,030
Income tax (benefit) expense	(4,306)	35,920	13,218

Net income	$28,897	39,789	12,812

Basic earnings per share	$0.53	0.73	0.24

Diluted earnings per share	$0.52	0.73	0.24

Weighted-average common shares outstanding-Basic	54,911	54,347	53,959

Weighted-average common shares outstanding-Diluted	55,196	54,583	54,306

*	Fiscal year 2010 contains 53 weeks

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except share data	June 30, 2010	June 24, 2009
ASSETS
Current assets:
Cash and cash equivalents	$152,327	182,823
Trade and other receivables, less allowance for doubtful receivables of $3,730 ($3,946 at June 24, 2009)	63,356	73,466
Merchandise inventories, less LIFO reserve of
$38,268 ($39,252 at June 24, 2009)	658,040	665,481
Prepaid expenses and other current assets	28,096	32,571

Total current assets	901,819	954,341

Property, plant and equipment, net	680,936	590,595
Intangible assets, net	211,281	226,849
Deferred tax assets, non-current	40,697	37,987
Other assets, net	3,334	5,277

Total assets	$1,838,067	1,815,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$9,397	10,888
Accounts payable	345,955	333,471
Reserve for self-insurance liabilities	73,661	71,744
Accrued wages and salaries	65,417	80,796
Deferred tax liabilities	48,667	45,792
Accrued expenses	118,094	116,514

Total current liabilities	661,191	659,205

Reserve for self-insurance liabilities	109,240	117,396
Unfavorable leases	99,049	110,936
Obligations under capital leases	20,075	24,378
Other liabilities	24,775	24,036

Total liabilities	914,330	935,951

Commitments and contingent liabilities (Notes 8, 12 and 15)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 55,187,440 shares issued and 55,074,833 outstanding at June 30, 2010, and 54,582,067 shares issued and 54,483,540 outstanding at June 24, 2009.	55	54
Additional paid-in-capital	808,694	791,567
Retained earnings	109,963	81,066
Accumulated other comprehensive income	5,025	6,411

Total shareholders’ equity	923,737	879,098

Total liabilities and shareholders’ equity	$1,838,067	1,815,049

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2010, June 24, 2009 and June 25, 2008

Amounts in thousands	2010*	2009	2008
Cash flows from operating activities:
Net income	$28,897	39,789	12,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,554	99,566	88,460
Deferred income taxes	165	35,920	13,218
Share-based compensation	16,984	15,469	13,468
Other, net	8,043	10,324	3,258
Gain on insurance settlement	—	(22,430)	—
Changes in operating assets and liabilities:
Trade, insurance and other receivables	10,068	26,379	47,442
Merchandise inventories	7,441	(16,459)	(7,564)
Prepaid expenses and other current assets	4,474	9,528	(1,117)
Accounts payable and accrued expenses	(1,368)	6,695	58,818
Reserve for self-insurance liabilities	(6,239)	(5,225)	(20,125)

Net cash provided by operating activities	172,019	199,556	208,670

Cash flows from investing activities:
Purchases of long-lived assets	(189,062)	(223,271)	(228,576)
Decrease in other assets, net	115	8,085	1,304
Sales of assets	1,203	1,316	16,031
Purchases of marketable securities	—	—	(72,090)
Sales of marketable securities	—	—	75,466
Proceeds from insurance	—	17,601	—

Net cash used in investing activities	(187,744)	(196,269)	(207,865)

Cash flows from financing activities:
Gross borrowings on credit facilities	9,090	12,777	11,184
Gross payments on credit facilities	(9,090)	(12,835)	(11,140)
(Decrease) increase in book overdrafts	(3,522)	(12,623)	6,069
Principal payments on capital leases	(11,393)	(9,097)	(7,779)
Other, net	144	39	190

Net cash used in financing activities	(14,771)	(21,739)	(1,476)

Decrease in cash and cash equivalents	(30,496)	(18,452)	(671)
Cash and cash equivalents at beginning of year	182,823	201,275	201,946

Cash and cash equivalents at end of year	$152,327	182,823	201,275

*	Fiscal year 2010 contains 53 weeks

See accompanying notes to consolidated financial statement.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Amounts in thousands	Number of Common Shares	Par Value of Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances as of June 27, 2007	53,901	$54	762,401	28,465	6,021	$796,941
Comprehensive income:
Net income	—	—	—	12,812	—	12,812
Change in benefit obligation*	—	—	—	—	2,226	2,226
Realized gain on marketable securities*	—	—	—	—	(10)	(10)

Total comprehensive income	—	—	—	12,812	2,216	15,028
Restricted stock units vested	169	—	—	—	—	—
Stock options exercised	11	—	190	—	—	190
Share-based compensation expense	—	—	13,468	—	—	13,468

Balances as of June 25, 2008	54,081	$54	776,059	41,277	8,237	$825,627

Comprehensive income:
Net income	—	—	—	39,789	—	39,789
Change in benefit obligation*	—	—	—	—	(1,826)	(1,826)

Total comprehensive income	—	—	—	39,789	(1,826)	37,963
Restricted stock units vested	399	—	—	—	—	—
Share-based compensation expense	—	—	15,469	—	—	15,469
Stock issued under Employee Stock Purchase Plan	4	—	39	—	—	39

Balances as of June 24, 2009	54,484	$54	791,567	81,066	6,411	$879,098

Comprehensive income:
Net income	—	—	—	28,897	—	28,897
Change in benefit obligation*	—	—	—	—	(1,386)	(1,386)

Total comprehensive income	—	—	—	28,897	(1,386)	27,511
Restricted stock units vested	592	—	—	—	—	—
Share-based compensation expense	—	—	16,984	—	—	16,984
Treasury activity	(14)	—	—	—	—	—
Stock issued under Employee Stock
Purchase Plan	13	1	143	—	—	144

Balances as of June 30, 2010	55,075	$55	808,694	109,963	5,025	$923,737

*	Net of tax of $0.

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Summary of Significant Accounting Policies and Other Matters

The Company: As of June 30, 2010, Winn-Dixie Stores, Inc. (the “Company” or “Winn-Dixie”) operated as a major food retailer in five states in the southeastern United States. The Company operated 514 retail stores, with 5 fuel centers and 80 liquor stores. In support of its stores, the Company operated six distribution centers and one manufacturing operation.

Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal 2010 was comprised of 53 weeks ended June 30, 2010, and fiscal 2009 and fiscal 2008 were each comprised of 52 weeks ended June 24, 2009, and June 25, 2008, respectively.

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

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash includes in-transit amounts from debit, credit and electronic benefit transactions. Cash and cash equivalents consisted of United States government obligations money market funds of $142.5 million and cash in stores of $9.8 million as of June 30, 2010, and United States government obligations money market funds of $173.8 million and cash in stores of $9.0 million as of June 24, 2009. Book overdrafts of $9.3 million and $12.9 million were classified as accounts payable in the Consolidated Balance Sheets as of June 30, 2010, and June 24, 2009, respectively.

Trade and Other Receivables: Trade and other receivables primarily include amounts due from vendors related to vendor allowances and from third-party insurance companies for pharmacy billings.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. As of both June 30, 2010, and June 24, 2009, the dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers. The LIFO reserve represents the amount of the excess of the replacement or current cost over the stated LIFO amount.

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

Property, Plant and Equipment: Property, plant and equipment is stated at historical cost less accumulated depreciation and amortization. Interest costs on construction projects are capitalized as part of the costs of the newly constructed facilities. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the related asset. Building depreciation is based on a life of forty years. Furniture, fixture and equipment depreciation is based on lives varying from five to ten years. Amortization of improvements to leased facilities is based on the term of the lease or the estimated useful life of the improvement, whichever is less.

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

Intangible Assets: Intangible assets primarily consist of favorable leases, pharmacy prescription files, software, liquor licenses, and the Company’s trade name and trademark. Intangible assets related to favorable leases are amortized over the lesser of the remaining lease term, including renewal options, or seventeen years. Amortization of favorable leases is recognized as an increase in rent expense within operating and administrative expenses. Other intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years.

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

Unfavorable Leases: Unfavorable leases are lease agreements with contract rates in excess of market value rates. Amortization is recognized on a straight-line basis over the lesser of the remaining lease term, including renewal options, or seventeen years. Amortization is recognized as a reduction in rent expense within operating and administrative expenses.

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

The Company classifies interest expense related to income tax uncertainties as a component of interest expense. Any related penalties are included in operating and administrative expenses.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues for obligations related to closed facilities, at the cease-use date, based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities primarily relate to changes in sublease income and changes in costs. All adjustments are recorded in the period in which the changes become known.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Advertising: The Company expenses the costs of advertising and promotions as incurred and, depending on the location, reports these costs in operating and administrative expenses. Advertising and promotional expense totaled $91.2 million, $95.5 million and $93.6 million, for 2010, 2009 and 2008, respectively.

Comprehensive Income: Comprehensive income differs from net income as shown on the Consolidated Statements of Operations due to changes in the post-retirement benefit obligation and unrealized changes in the fair values of marketable securities. These items are excluded from operations and are instead recorded to accumulated other comprehensive income, a component of shareholders’ equity.

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by ASC Topic 718, “Compensation – Stock Compensation”, (“Topic 718”).

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

For 2010, 2009 and 2008, the weighted-average number of common shares outstanding used in the calculation of diluted earnings per share included approximately 0.3 million, 0.2 million and 0.3 million CSEs, respectively. The calculations excluded approximately 3.4 million, 4.4 million and 1.3 million options for 2010, 2009 and 2008, respectively. Such options are considered anti-dilutive because the exercise prices of these options were greater than the average market price of the common shares during the reporting periods.

3.	Inventory

The Company recognized LIFO (benefits) charges of $(1.0) million, $14.5 million and $19.6 million for 2010, 2009 and 2008, respectively. The LIFO charge for 2010, 2009 and 2008 was net of a benefit of $1.0 million, $3.5 million and $1.4 million, respectively, related to liquidation of LIFO layers.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

4.	Property, Plant and Equipment

Property, plant and equipment consisted of:

	June 30, 2010	June 24, 2009
Land	$11,480	11,480
Buildings	44,365	43,362
Furniture, fixtures and equipment	526,604	416,234
Improvements to leased facilities	258,816	211,221
Construction in progress	39,523	36,940

	880,788	719,237
Less: Accumulated depreciation	(228,134)	(161,586)

	652,654	557,651
Assets under capital leases, net of accumulated amortization of $21,645 ($13,100 in 2009)	28,282	32,944

Property, plant and equipment, net	$680,936	590,595

Assets under capital leases are primarily transportation equipment.

5.	Intangible Assets

	Weighted average remaining amortization period (years)	June 30, 2010		June 24, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Favorable leases	13	$196,785	(43,467)	198,773	(32,019)
Pharmacy prescription files	3	19,942	(10,295)	19,950	(7,449)
Software	3	55,559	(32,819)	48,077	(25,350)

Total		$272,286	(86,581)	266,800	(64,818)

Unamortized Intangible Assets
Trade name and trademark		$18,049		18,049
Liquor licenses		7,527		6,818

		$25,576		24,867

Estimated Amortization Expense
Fiscal 2011		$23,014
Fiscal 2012		21,153
Fiscal 2013		18,237
Fiscal 2014		14,867
Fiscal 2015		12,578
Thereafter		95,856

		$185,705

Amortization of intangible assets was $23.4 million and $29.1 million for 2010 and fiscal 2009, respectively. Amortization for favorable leases was $12.8 million and $15.8 million for 2010 and 2009, respectively. During 2009, the Company recognized tax attributes that existed as of November 15, 2006, and thereby reduced intangible assets by $44.3 million (See Note 7).

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

Impairment charges related to long-lived assets and indefinite-lived intangible assets was $5.7 million, $5.5 million, and $1.0 million for 2010, 2009, and 2008, respectively.

7.	Income Taxes

Income tax (benefit) expense consisted of:

	2010	2009	2008
Current
Federal	$(4,505)	—	—
State	34	—	—

	(4,471)	—	—

Deferred
Federal	165	31,087	11,839
State	—	4,833	1,379

	165	35,920	13,218

Total	$(4,306)	35,920	13,218

The following table reconciles the federal statutory income tax rate to the effective income tax rate for continuing operations:

	2010	2009	2008
Federal statutory income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefits	5.85	4.52	2.95
Tax credits	(0.86)	(0.29)	(0.98)
Effect of permanent differences related to bankruptcy	12.87	0.67	(2.72)
Valuation allowance	(75.54)	—	—
Prior year tax return to provision adjustment	—	1.32	3.94
Other, net	5.17	6.22	12.59

Effective tax rate	(17.51)%	47.44%	50.78%

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

As of June 30, 2010, the Company had NOL carryforwards for federal income tax purposes of $643.6 million that will begin to expire in 2025, and NOL carryforwards for state income tax purposes of $850.2 million that will begin to expire in 2019. In addition, the Company had tax credit carryforwards of $38.0 million for federal income tax purposes, which will begin to expire in 2023.

As of June 25, 2009, the Company adopted Accounting Standards Codification Topic 805, “Business Combinations,” whereby increases or decreases in the valuation allowance for deferred tax assets increase or decrease tax expense. Prior to the adoption decreases in the valuation allowance for deferred tax assets that existed at the time of emergence from bankruptcy did not decrease income tax expense and instead reduced intangible assets.

A reconciliation of the unrecognized tax benefits is as follows:

Balance as of June 27, 2007	$8,280
Additions for tax positions of prior years	5,316
Reductions for tax positions of prior years	(6,021)

Balance as of June 25, 2008	$7,575

Additions for tax positions of prior years	10,406
Reductions due to statute of limitations expiration	(1,297)
Reductions for tax positions of prior years	(4,312)

Balance as of June 24, 2009	$12,372

Reductions due to statute of limitations expiration	(1,269)
Reductions for tax positions of prior years	(3,506)

Balance as of June 30, 2010	$7,597

As of June 30, 2010, the Company had $7.6 million of unrecognized tax benefits; if recognized, none of this amount would change the effective income tax rate. The Company does not anticipate that it will record any significant change in the unrecognized tax benefit during 2011.

Generally, the statute of limitations remains open for the Company’s federal and state income tax returns for its 2008 through 2010 tax years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Deferred tax assets and liabilities consisted of the following:

	June 30, 2010	June 24, 2009
Deferred tax assets:
Insurance claims and self-insurance	$68,114	70,743
Compensation	30,178	24,795
Property, plant and equipment	19,919	49,098
Unfavorable leases	38,134	42,710
Accrued rent	2,321	2,281
Retirement and benefits	7,838	6,724
State NOL carryforwards	29,757	28,273
Federal NOL carryforwards	225,242	180,873
Federal tax credits	37,967	34,533
Other, net	13,053	14,504

Total deferred tax assets	472,523	454,534
Less: Valuation allowance	(345,770)	(325,263)

Net deferred tax assets	126,753	129,271

Deferred tax liabilities:
Merchandise inventories	(67,034)	(64,559)
Favorable leases	(59,719)	(64,712)
Intangible assets	(7,970)	(7,805)

Total deferred tax liabilities	(134,723)	(137,076)

Net deferred tax liabilities	$(7,970)	(7,805)

8.	Debt

Credit Agreement

On November 21, 2006, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures November 21, 2011, at which time all amounts then outstanding under the agreement will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs of $9.2 million are being amortized over the term of the Credit Agreement. The Credit Agreement contains certain covenants, including an EBITDA financial covenant that is tested only when Excess Availability falls below $75.0 million. This Form 10-K contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on November 28, 2006) and Amendment 1 to the Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on September 5, 2008). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Capital Expenditures, EBITDA, Excess Availability, and Reserves.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The Company had no material borrowings on the Credit Agreement, other than fees charged by the lender, during 2009 and 2010. As of June 30, 2010, no amount was outstanding.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of June 30, 2010, the rates in effect for the first $50.0 million borrowed were LIBOR plus 3.75% or Prime plus 2.00%, at the Company’s option. For amounts borrowed in excess of $50.0 million, the rates in effect as of June 30, 2010, were LIBOR plus 1.25% or Prime. Also in effect as of June 30, 2010, was a standby letter of credit fee of 1.25%. In addition, there is an unused line fee of 0.25%, a sub-facility letter of credit fee of 1.0%, and a letter of credit fronting fee of 0.25%.

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

Borrowing availability was $497.4 million as of June 30, 2010, as summarized below:

June 30, 2010
Lesser of Borrowing Base or Credit Agreement capacity[1]	$547,437
Outstanding borrowings	—

Excess Availability	547,437
Limitation on Excess Availability[2]	(50,000)

Borrowing availability	$497,437

[1]	Net of Reserves of $168.1 million, including $148.2 million related to outstanding letters of credit.

[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Letters of credit are considered reserves against the borrowing availability. As of June 30, 2010, letters of credit totaling $148.2 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to insurance programs including workers’ compensation programs.

9.	Interest Expense (Income), Net

Interest expense (income), net, consisted of the following:

	2010	2009	2008
Interest expense	$6,267	8,160	8,212
Capitalized interest	(1,331)	(1,108)	(2,572)
Interest income	(286)	(2,074)	(8,703)

Interest expense (income), net	$4,650	4,978	(3,063)

10.	Retirement Plans

Profit Sharing/401(k) Plan

The Company has a Profit Sharing/401(k) Plan that has a noncontributory, trusteed profit-sharing feature and a contributory, trusteed 401(k) feature. The plan is in effect for eligible associates and may be amended or terminated at any time. For 2010, 2009 and 2008, charges to operations for plan contributions amounted to $8.5 million, $8.6 million and $8.7 million, respectively. The assets and liabilities of this plan are excluded from the Consolidated Balance Sheets.

Post-retirement benefits

The Company provides medical insurance benefits to current and future retirees until age 65. Employees are eligible for benefits after attaining 55 years of age and ten years of full-time service with the Company. Other than retirees and active employees who had reached 55 years of age and had twenty years of service as of January 1, 2003, all covered individuals contribute amounts expected to be the full cost of coverage under the plan. In addition, the Company has a non-qualified defined benefit plan that provides death benefits for those covered as of the Effective Date.

The components of net periodic benefit expense for the retiree medical plan and the death benefit consisted of the following:

	2010	2009	2008
Interest cost	$1,239	1,292	1,358
Recognized net actuarial gain	(423)	(429)	(371)

Net periodic benefit expense	$816	863	987

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Accumulated gain not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income was $5.0 million, $6.4 million and $8.2 million as of June 30, 2010, June 24, 2009 and June 25, 2008, respectively. The Company expects to recognize $0.5 million of the accumulated gain as a component of net periodic benefit expense in 2011.

Changes in the post-retirement benefit obligation were as follows:

Benefit obligation as of June 25, 2008	$20,145
Interest cost	1,292
Actuarial loss	1,397
Benefits paid	(1,892)

Benefit obligation as of June 24, 2009	$20,942

Interest cost	1,239
Actuarial loss	963
Benefits paid	(1,017)

Benefit obligation as of June 30, 2010	$22,127

The benefit obligation is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The discount rate used to determine net periodic benefit expense for the retiree medical plan was 6.19%, 6.75% and 6.27% for 2010, 2009 and 2008, respectively.

Assumed health care cost rates significantly affect amounts related to the retiree medical plan. The health care cost trend rate assumed was 8.5% for 2010 and 2009 and 9.0% for 2008. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.0%, which is assumed to be reached in 2029. The effect of a one-percentage point change in assumed health care cost trend rates is not significant.

The Company expects to pay the following benefits during the indicated years:

2011	$1,469
2012	1,369
2013	1,262
2014	1,240
2015	1,238
2016-2020	6,329

11.	Share-Based Payments

General information

Under the Fiscal 2010 Equity Incentive Plan (“2010 EIP Plan”), the Compensation Committee of the Company’s Board of Directors may grant up to 6.1 million share-based payments to officers, employees and non-employee directors, among others. The

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

2010 EIP Plan was approved by shareholders on November 4, 2009, and is effective for all grants made on or after November 4, 2009. Grants may include stock options, restricted stock, restricted stock units and performance awards as well as other forms of share-based payments. As of June 30, 2010, 3.4 million share-based payments were available for future grant under the 2010 EIP Plan.

The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and or forfeited awards become available for re-issuance. Vesting and exercise of share-based awards are contingent on continued employment.

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based payments. Total compensation expense related to share-based payments was $17.0 million, $15.5 million and $13.5 million for 2010, 2009 and 2008, respectively. As of June 30, 2010, the Company had $19.8 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.8 years.

Options

In accordance with the 2010 EIP Plan, the exercise price of an option cannot be less than the fair value of the Company’s common stock on the grant date. Options generally vest in equal installments on the first three or four anniversary dates of the grants. In addition, performance options included in a one-time grant to certain executives allows for cliff vesting at the end of five years if performance targets are achieved at that time. All options expire seven years from the grant date. Changes during 2010 were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 24, 2009	3,652	$18.92
Granted	1,162	11.31
Granted under exchange program	243	10.53
Forfeited	(99)	15.06
Expired	(55)	21.73
Cancelled	(597)	29.80

Outstanding as of June 30, 2010	4,306	$14.94	4.90	$—

Exercisable as of June 30, 2010	2,107	$17.58	3.85	$—

Vested and expected to vest as of June 30, 2010	4,520	$15.23	4.86	$—

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option and, for grants subsequent to January 7, 2009, are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted (excluding exchanged options in 2010) during 2010, 2009 and 2008 was $5.43, $4.38 and $7.68, respectively, which was determined using the following assumptions.

	2010	2009	2008
Risk-free interest rate range	1.92% - 2.68%	1.78% - 2.81%	2.38% - 4.94%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.50 - 5.83	4.75	4.50
Volatility range	50.78% - 52.04%	30.60% - 51.07%	29.35% - 31.31%

Restricted Stock Units

Restricted stock units (“RSUs”) are payable upon vesting as one share of common stock for each unit. Time based RSUs generally vest in equal installments on the first three or four anniversary dates of the grants. Performance based RSUs generally vest on the achievement of one or more performance targets. The Company granted during fiscal 2010 RSUs that provide for potential vesting in three equal installments over a three-year period if financial metric targets are met and performance based RSUs included in a one-time grant to certain executives that provide for cliff vesting at the end of five years if performance targets are achieved at that time. RSUs do not have voting rights and are not entitled to dividends, if declared. The grant-date fair value of RSUs is equal to the closing price of the Company’s stock on the grant dates. The total value of shares vested during 2010, 2009 and 2008 was $8.9 million, $5.1 million and $3.0 million, respectively. Changes during 2010 were:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 24, 2009	1,439	$14.98
Granted	1,291	11.93
Vested	(732)	15.16
Forfeited	(61)	14.07

Nonvested balance as of June 30, 2010	1,937	$12.91

Vested and expected to vest as of June 30, 2010	3,185	$14.18

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

12.	Leases

The Company leases substantially all of its stores and other facilities, as well as certain information technology equipment and transportation equipment. The majority of the Company’s lease obligations relate to real properties with remaining terms ranging from less than one year to twenty-one years. Many of the Company’s leases contain renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

Lease Commitments

As of June 30, 2010, future contractual minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are:

	Capital	Operating	Subleases	Net
Fiscal Year:
2011	$11,171	209,231	(1,658)	218,744
2012	8,536	192,371	(1,397)	199,510
2013	6,780	176,927	(1,126)	182,581
2014	5,122	163,944	(311)	168,755
2015	917	142,506	(41)	143,382
Thereafter	2,019	540,829	(30)	542,818

Total minimum lease payments	34,545	1,425,808	(4,563)	1,455,790

Less: Amount representing interest	5,073

Present value of net minimum lease payments	$29,472

The carrying amount of the Company’s capital lease obligations of $29.5 million and $35.3 million approximates fair value as of June 30, 2010, and June 24, 2009, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Minimum rentals, contingent rentals and sublease rentals under operating leases were as follows:

	2010	2009	2008
Minimum rentals	$198,167	195,683	197,613
Contingent rentals	460	479	376
Less: Sublease rentals	(1,065)	(980)	(1,215)

Total	$197,562	195,182	196,774

13.	Insurance

The Company’s primary commercial general liability, business interruption, workers’ compensation, property loss and auto liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverages. Above the respective primary policy limits, the Company maintains commercial property and liability umbrella and excess workers’ compensation liability stop-loss coverage. Excess insurance applies above retentions of $2.0 million per occurrence for automobile and general liability, $1.5 million per occurrence for workers’ compensation, $10.0 million per occurrence for property losses and business interruption losses related to named windstorms, $2.0 million per occurrence and $5.0 million aggregate for all other property losses in excess of $0.1 million per occurrence. The reserve for self-insurance related to workers’ compensation, general liability and auto liability was $171.3 million and $176.7 million as of June 30, 2010, and June 24, 2009, respectively, and is included in reserve for self-insurance liabilities in the accompanying Consolidated Balance Sheets. The Company also self-insures its employee medical benefits program.

The Company incurred losses and damage due to hurricanes in 2006, particularly in the New Orleans and coastal Mississippi areas due to Hurricane Katrina. During 2009, the Company reached a final settlement with its insurers related to its claim resulting from these hurricanes. Final payments totaling approximately $25.0 million received during 2009 exceeded the insurance receivable. Accordingly, the Company recorded a gain of $22.4 million in the consolidated statements of operations during 2009.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

14.	Supplemental Cash Flows Information

	2010	2009	2008
Interest paid	$4,499	5,708	8,441
Interest and dividends received	$307	2,375	8,650
Income taxes paid	$155	56	322
Income taxes received	$4,333	4,629	15,178

The Company entered into capital leases totaling $5.8 million, $19.0 million and $8.4 million during 2010, 2009 and 2008, respectively. Purchases of property, plant and equipment included in accounts payable were $18.6 million, $17.3 million and $18.5 million as of June 30, 2010, June 24, 2009, and June 25, 2008, respectively. During 2008, the Company purchased equipment of $5.0 million through setoff against accounts receivables.

15.	Commitments and Contingencies

Purchase Commitments

The Company enters into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products, and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Certain of these contracts are cancelable, typically upon return of the related vendor allowances. Remaining purchase obligations for both non-cancelable contracts, contracts for which the Company’s obligations on cancellation are not specified, and open purchase orders totaled $162.0 million as of June 30, 2010, with remaining terms that range from one to five years, based on anticipated purchase volumes when applicable. These contracts are not recorded in the Consolidated Balance Sheets.

Bankruptcy-related Matters

On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”). The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). Various parties including landlord claimants and the Florida Tax Collectors appealed the confirmation order. The Florida Tax Collectors appeal has been

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

resolved in the Company’s favor. The landlord claimants’ appeal is pending before the United States Court of Appeals for the Eleventh Circuit. The Company does not expect the resolution of the landlord claimants’ appeal to have a material adverse impact on its financial condition or results of operations.

The Debtors’ creditors generally filed proofs of claim with the Court. Through a claims resolution process and on objections of the Debtors, the Court reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. Many claims were resolved prior to the Effective Date through settlement or Court orders. As substantially all of the unsecured claims have been resolved, during June 2010, approximately 6.7 million shares that were held in reserve to satisfy unsecured claims were distributed to persons previously holding claims as noteholders, landlords, vendors or suppliers, retirement plan participants and other unsecured creditors. The claims resolution process will remain ongoing with respect to any remaining unsecured, secured, administrative and priority claims until all claims are resolved. The Company does not expect the resolution of these claims to have a material adverse impact on its financial condition or results of operations.

Litigation and Claims

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

On March 19, 2010, the Company was served with a purported collective action lawsuit filed by two former employees in the United States District for the Southern District of Florida against Winn-Dixie Stores, Inc. alleging violations of the Fair Labor Standard Act related to unpaid overtime wages. The Company denies all allegations raised in the lawsuit and has answered the complaint. On August 1, 2010, plaintiffs’ counsel filed an unopposed motion to dismiss the collective action claims in the case and to proceed on the individual claims. That motion is pending before the court.

On May 5, 2010, the Company was served with a motion to amend the complaint in an existing discrimination case filed by two employees to allege a putative class action race discrimination claim and add three more employees as named plaintiffs in the United States District for the Southern District of Alabama against Winn-Dixie Montgomery, LLC (incorrectly named as Winn-Dixie Stores, Inc.) alleging violations of federal civil rights laws related to assignment and selection for retail manager positions. The Company denies all allegations raised in the lawsuit, has filed motions asserting various defenses to the class claims and answered the individual complaint of the named Plaintiffs.

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

16.	Recently Adopted Accounting Standards

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

Effective June 25, 2009, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“Topic 820”), as it relates to nonfinancial assets and nonfinancial liabilities. See Note 6 for disclosures related to the application to impairment of long-lived assets.

The Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”), on June 25, 2009. Topic 805 addresses the accounting for business combinations with acquisition dates subsequent to the adoption and requires changes in valuation allowances for acquired deferred tax assets and acquired income tax uncertainties in a business combination to adjust income tax expense. The Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Decreases in the valuation allowance for deferred tax assets that existed at the time of emergence from bankruptcy protection previously reduced intangible assets. Decreases in the valuation allowance reduced income tax expense for 2010. There were no business combinations during 2010.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

17.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2010, and June 24, 2009. Earnings per share amounts for each quarter are computed individually and may not equal the amount computed for the entire year.

	Quarters Ended
	Sept. 16	Jan. 6	Mar. 31	June 30
Fiscal 2010	(12 Weeks)	(16 Weeks)	(12 Weeks)	(13 Weeks)
Net sales	$1,641,573	2,175,589	1,685,534	1,745,108
Gross profit on sales	$465,241	613,507	479,160	508,384
Net (loss) income	$(8,058)	2,095	20,881	13,979
Basic and diluted (loss) earnings per share	$(0.15)	0.04	0.38	0.25

	Quarters Ended
	Sept. 17	Jan. 7	Apr. 1	June 24
Fiscal 2009	(12 Weeks)	(16 Weeks)	(12 Weeks)	(12 Weeks)
Net sales	$1,675,935	2,250,046	1,725,946	1,715,038
Gross profit on sales	$466,758	632,495	498,730	500,433
Net (loss) income	$(2,270)	16,102	16,562	9,395
Basic and diluted (loss) earnings per share	$(0.04)	0.30	0.30	0.17

	Fourth Quarter Results of Operations
	June 30, 2010 (13 Weeks)	June 24, 2009 (12 Weeks)
Net sales	$1,745,108	1,715,038
Cost of sales, including warehouse and delivery expenses	1,236,724	1,214,605

Gross profit on sales	508,384	500,433
Operating and administrative expenses	493,047	477,846
Impairment charges	1,090	3,666

Operating income	14,247	18,921
Interest expense, net	940	1,604

Income before income taxes	13,307	17,317
Income tax (benefit) expense	(672)	7,922

Net income	$13,979	9,395

During the first three quarters of each year, the Company uses an estimated annual inflation rate to calculate LIFO inventory. During the fourth quarter of each year, the Company uses its actual annual inflation rate in the calculations. The fourth quarter results of operations for 2010 reflect a benefit from LIFO of $4.4 million from a reduction in the estimated inflation rate and layer liquidations. The fourth quarter results of operations for 2009 reflect a benefit from LIFO of $3.3 million from a reduction in the estimated inflation rate.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

18.	Subsequent Event

On July 27, 2010, the Company announced that it would close 30 non-remodeled, underperforming stores, will consolidate its four operating regions into three and reduce workforce at the field and corporate support levels. The Company subsequently obtained bank approval to close the 30 stores and sell the associated inventory and equipment. These actions are expected to be completed by the end of the first quarter of 2011.

Net sales related to the 30 stores to be closed totaled $266.0 million in 2010. As of June 30, 2010, the net book value of assets related to these stores totaled $8.2 million, primarily consisting of equipment and favorable leases. The operating results for the closed stores and the store closing costs will be reclassified to discontinued operations in the first quarter of 2010. The store closing costs are expected to total approximately $35 to $50 million including lease termination costs of $30 to $45 million and other charges, including severance, of approximately $5 million. In addition, the Company expects to receive proceeds from asset sales including pharmacy prescription files of approximately $10 million.

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Additions charged to expense		Deductions from reserves		Balance at end of period
Successor:
Fiscal year ended June 30, 2010:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$325,263	20,507	(3)	—		345,770
Allowance for doubtful receivables	$3,946	3,586		3,802		3,730
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$176,701	49,337		54,785		171,253
Fiscal year ended June 24, 2009:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$334,571	35,008	(3)	44,316	(2)	325,263
Allowance for doubtful receivables	$1,906	7,687		5,647		3,946
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$183,160	48,488		54,947		176,701
Fiscal year ended June 25, 2008:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$341,179	8,804	(3)	15,412	(2)	334,571
Allowance for doubtful receivables	$3,663	7,015		8,772		1,906
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$203,544	25,792		46,176		183,160

(1)	Contains reserve for workers’ compensation, general liability and auto liability and does not include reserves for the Company’s self- insured medical program.

(2)	Amount relates to tax attributes that existed as of November 15, 2006, and reduced intangible assets.

(3)	Amount relates to the change in net deferred tax assets.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Winn-Dixie Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Winn-Dixie Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 30, 2010 and June 24, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010, and our report dated August 30, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Jacksonville, Florida

Certified Public Accountants

August 30, 2010

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item not otherwise set forth below is presented under the captions “Proposal – 1 Election of Directors – Information About Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company – Committee Structure,” and “Governance of the Company – Other Governance Matters” in our 2010 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

Executive Officers of the Company

Officers serve until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of June 30, 2010. The year appointed to current position and year first employed by the Company are both based on a calendar year.

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE
Peter L. Lynch	57	President and Chief Executive Officer	2004	2004

Larry B. Appel	49	Senior Vice President, Human Resources, Legal and General Counsel	2008	2002

Frank O. Eckstein	63	Senior Vice President, Retail Operations	2005	2005

Bennett L. Nussbaum	63	Senior Vice President and Chief Financial Officer	2004	2004

Daniel Portnoy	53	Senior Vice President and Chief Merchandising and Marketing Officer	2007	2007

Philip E. Pichulo	61	Group Vice President, Development	2006	2006

Christopher L. Scott	47	Group Vice President, Logistics & Distribution	2006	2002

Charles M. Weston	62	Group Vice President, Information Technology	2005	2004

D. Michael Byrum	58	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Mary Kellmanson	43	Group Vice President, Marketing	2009	2008

•

President and Chief Executive Officer, Mr. Lynch has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Senior Vice President, Human Resources, Legal and General Counsel, Mr. Appel was Senior Vice President, Legal and General Counsel of the Company from 2002 to 2008.

•

Senior Vice President, Retail Operations, Mr. Eckstein has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•

Senior Vice President and Chief Financial Officer, Mr. Nussbaum has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Senior Vice President and Chief Merchandising and Marketing Officer, Mr. Portnoy was most recently President and Chief Executive Officer of Kings Super Markets, Inc. from 2004 to 2006.

•	Group Vice President, Development, Mr. Pichulo was Director, Construction for Saxon Partners, Inc., a retail developer from 2005 to 2006.

•	Group Vice President, Logistics and Distribution, Mr. Scott was most recently Vice President, Distribution and Logistics of the Company from 2004 to 2005.

•

Group Vice President, Information Technology, Mr. Weston has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•

Vice President, Corporate Controller and Chief Accounting Officer, Mr. Byrum has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•

Group Vice President, Marketing, Ms. Kellmanson was most recently Vice president, Marketing, of the Company from 2008 to 2009. She was Vice President, Marketing and Advertising of Wegmans Food Market, Inc. from 2001 to 2007.

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

The information required by this Item is presented under the captions “Executive Compensation,” “Governance of the Company – Director Compensation” and “Governance of the Company – Compensation Committee Interlocks and Insider Participation” in our 2010 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be reported by item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required by this Item is presented under the caption “Stock Ownership by Directors, Management and 5% Shareholders” in our 2010 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is presented under the captions “Certain Relationships and Related Transactions” and “Governance of the Company – Board Structure” in our 2010 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is presented under the caption “Audit Committee Report –Independent Registered Public Accounting Firm Fees and Services” in our 2010 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 26 of this report.

(2)	Financial Statement Schedules: See Schedule II at Item 8 on page 54 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 63 through 64 hereof.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 8-K on August 11, 2006, which Exhibit is herein incorporated by reference.

2.2	First Modification to Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 20, 2006, which Exhibit is herein incorporated by reference.

2.3	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.2 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

4.1	Registration Rights Agreement dated as of December 5, 2006.	Previously filed as Exhibit 4.1 to Form 8-K on December 11, 2006, which Exhibit is herein incorporated by reference.

10.1*	Employment Agreement, dated October 23, 2006, between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on November 20, 2006, which Exhibit is herein incorporated by reference.

10.2*	First Amendment to Employment Agreement, dated November 20, 2007 between Winn-Dixie Stores, Inc. and Peter Lynch.	Previously filed as Exhibit 10.2 to Form 10-K on August 25, 2008, with Exhibit is herein incorporated by reference.

10.3	Amended and Restated Credit Agreement, dated November 21, 2006, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, and Wachovia Bank, National Association, as the Administrative Agent and Collateral Agent for the Lenders.	Previously filed as Exhibit 10.1 to Form 8-K on November 28, 2006, which Exhibit is herein incorporated by reference.

10.4	Amendment Number 1 to Amended and Restated Credit Agreement dated as of September 2, 2008.	Previously filed as Exhibit 99.1 to Form 8-K on September 4, 2008, which Exhibit is herein incorporated by reference.

10.5	Winn-Dixie Stores, Inc. Employee Stock Purchase Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 22, 2008, which is herein incorporated by reference.

10.6*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Non-Qualified Stock Option Award Agreement.	Previously filed as Exhibit 10.2 to Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.7*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	Previously filed as Exhibit 10.3 to Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Directors’ Deferred Compensation Plan.	Previously filed as Exhibit 10.7 to Form 10-K on August 28, 2007, with Exhibit is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.9*	Winn-Dixie Stores, Inc. Amended and Restated Equity Incentive Plan.	Previously filed as Exhibit 10.1 on Form 10-Q on February 19, 2008, which Exhibit is herein incorporated by reference.

10.10*	Winn-Dixie Stores, Inc. Executive Severance Plan, effective January 31, 2008.	Previously filed as Exhibit 10.1 on Form 8-K on March 10, 2008, which Exhibit is herein incorporated by reference.

10.11*	Winn-Dixie Stores, Inc. Fiscal 2010 Equity Incentive Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 21, 2009, which is herein incorporated by reference.

10.12*	Forms of equity award agreements under the Winn-Dixie Stores, Inc. Fiscal 2010 Equity Incentive Plan: (1) Form of Time-Vested Non-Qualified Stock Option Award; (2) Form of Time-Vested Restricted Stock Unit Award; (3) Form of Performance-Based Restricted Stock Unit Award; (4) Form of Non-Qualified Outperformance Stock Option Award; (5) Form of Outperformance Restricted Stock Unit Award; and (6) Form of Restricted Stock Unit Award for Directors.	Previously filed as Exhibit 10.1 on Form 10-Q on February 16, 2010, which Exhibit is herein incorporated by reference.

11.0	Computation of Earnings Per Share.	See Note 2 of Notes to Consolidated Financial Statements.

14.1	Senior Executive and Financial Officers’ Code of Ethics of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 14.1 on Form 10-K on August 24, 2009, which Exhibit is herein incorporated by reference.

21.0	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Peter L. Lynch
Peter L. Lynch
President and Chief Executive Officer

Date:	August 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter L. Lynch (Peter L. Lynch)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 30, 2010

/s/ Bennett L. Nussbaum (Bennett L. Nussbaum)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 30, 2010

/s/ D. Michael Byrum (D. Michael Byrum)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 30, 2010

/s/ Evelyn V. Follit (Evelyn V. Follit)	Director	August 30, 2010

/s/ Charles P. Garcia (Charles P. Garcia)	Director	August 30, 2010

/s/ Jeffrey C. Girard (Jeffrey C. Girard)	Director	August 30, 2010

/s/ Yvonne R. Jackson (Yvonne R. Jackson)	Director	August 30, 2010

/s/ Gregory P. Josefowicz (Gregory P. Josefowicz)	Director	August 30, 2010

/s/ James P. Olson (James P. Olson)	Director	August 30, 2010

/s/ Terry Peets (Terry Peets)	Director	August 30, 2010

/s/ Richard E. Rivera (Richard E. Rivera)	Director	August 30, 2010