Form 10-Q
period 2010-09-22
WINN DIXIE STORES INC
filed 2010-11-01
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 22, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer ✓       Non-accelerated filer      (do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No ✓

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ✓  No

As of October 20, 2010, 55,534,708 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Part I – Financial Information

Item 1. Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 weeks ended
Amounts in thousands except per share data	September 22, 2010	September 16, 2009

Net sales	$1,544,350	1,580,982
Cost of sales, including warehouse and delivery expenses	1,120,561	1,132,684

Gross profit on sales	423,789	448,298
Operating and administrative expenses	460,420	450,204
Impairment charges	-	3,085

Operating loss	(36,631)	(4,991)
Interest expense, net	1,178	1,324

Loss from continuing operations before income tax	(37,809)	(6,315)
Income tax benefit	(1,166)	(682)

Net loss from continuing operations	(36,643)	(5,633)
Discontinued operations:
Loss from discontinued operations	(11,861)	(2,425)
Loss on disposal of discontinued operations	(28,287)	-

Net loss from discontinued operations	(40,148)	(2,425)

Net loss	$(76,791)	(8,058)

Basic and diluted loss per share:
Loss from continuing operations	$(0.66)	(0.10)
Loss from discontinued operations	(0.73)	(0.05)

Basic and diluted loss per share	$(1.39)	(0.15)

Weighted average common shares outstanding
-basic and diluted	55,272	54,641

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	September 22, 2010	June 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$130,302	152,327
Trade and other receivables, less allowance for doubtful receivables of $3,516 ($3,730 at June 30, 2010)	63,532	63,356
Merchandise inventories, less LIFO reserve of $39,348 ($38,268 at June 30, 2010)	621,889	658,040
Prepaid expenses and other current assets	30,826	28,096

Total current assets	846,549	901,819

Property, plant and equipment, net	688,662	680,936
Intangible assets, net	205,685	211,281
Deferred tax assets, non-current	43,480	40,697
Other assets, net	2,910	3,334

Total assets	$1,787,286	1,838,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$8,556	9,397
Accounts payable	339,374	345,955
Reserve for self-insurance liabilities	73,184	73,661
Accrued wages and salaries	66,321	65,417
Deferred tax liabilities	51,497	48,667
Accrued expenses	124,897	118,094

Total current liabilities	663,829	661,191

Reserve for self-insurance liabilities	109,240	109,240
Unfavorable leases	90,886	99,049
Obligations under capital leases	19,719	20,075
Other liabilities	54,167	24,775

Total liabilities	937,841	914,330

Commitments and contingent liabilities (Notes 1 and 6)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 55,643,629 shares issued and 55,531,022 outstanding at Sept. 22, 2010, and 55,187,440 shares issued and 55,074,833 outstanding at June 30, 2010.	56	55
Additional paid-in capital	811,313	808,694
Retained earnings	33,172	109,963
Accumulated other comprehensive income	4,904	5,025

Total shareholders’ equity	849,445	923,737

Total liabilities and shareholders’ equity	$1,787,286	1,838,067

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	12 weeks ended
Amounts in thousands	September 22, 2010	September 16, 2009

Cash flows from operating activities:
Net loss	$(76,791)	(8,058)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,038	22,853
Share-based compensation	2,586	3,296
Deferred income taxes	47	(47)
Other, net	(7,949)	3,900
Change in operating assets and liabilities:
Trade, insurance and other receivables	(176)	6,505
Merchandise inventories	36,151	25,239
Prepaid expenses and other current assets	(2,730)	(1,673)
Accounts payable and accrued expenses	13,306	(38,009)
Reserve for self-insurance liabilities	(477)	2,195

Net cash (used in) provided by operating activities	(8,995)	16,201

Cash flows from investing activities:
Purchases of long-lived assets	(31,401)	(29,734)
Sales of assets	10,004	127

Net cash used in investing activities	(21,397)	(29,607)

Cash flows from financing activities:
Gross borrowings on credit facilities	4,109	2,837
Gross payments on credit facilities	(4,109)	(2,837)
Increase (decrease) in book overdrafts	11,223	(9,535)
Principal payments on capital leases	(2,890)	(2,519)
Other, net	34	42

Net cash provided by (used in) financing activities	8,367	(12,012)

Decrease in cash and cash equivalents	(22,025)	(25,418)
Cash and cash equivalents at beginning of period	152,327	182,823

Cash and cash equivalents at end of period	$130,302	157,405

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Summary of Significant Accounting Policies and Other Matters

General: All information in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. See Note 1 to the Consolidated Financial Statements in that Form 10-K for a more detailed discussion of the Company’s significant accounting policies.

The Company: As of September 22, 2010, the Company operated as a major food retailer in five states in the southeastern United States. The Company operated 485 retail stores, with four fuel centers and 75 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and a beverage manufacturing facility.

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

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 22, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2011.

The Condensed Consolidated Balance Sheet as of June 30, 2010, was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $123.5 million and cash in stores of $6.8 million as of September 22, 2010, and United States government obligations money market

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

funds of $142.5 million and cash in stores of $9.8 million as of June 30, 2010. Book overdrafts of $20.6 million and $9.3 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of September 22, 2010, and June 30, 2010, respectively.

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

Excluded from the calculation are approximately 4.8 million and 5.4 million anti-dilutive CSEs for the 12 weeks ended September 22, 2010, and September 16, 2009, respectively.

Comprehensive Loss: Comprehensive loss was $76.9 million and $8.2 million for the 12 weeks ended September 22, 2010, and September 16, 2009, respectively. Other comprehensive income consists of changes in the Company’s post-retirement benefits obligation.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales for continuing operations by $1.1 million and $2.0 million for the 12 weeks ended September 22, 2010, and September 16, 2009, respectively.

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

3.	Impairment Charges

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges equal to the excess of net book value over the fair value of the impaired asset. Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

hierarchy. Fair value is determined using a discounted cash flow methodology, which for store assets considers the terminal value based on broker quotes. Impairment charges recorded were $0.9 million and $3.5 million for the 12 weeks ended September 22, 2010, and September 16, 2009, respectively. Of the total, $0.9 million and $0.4 million were included in discontinued operations for the 12 weeks ended September 22, 2010, and September 16, 2009, respectively.

4.	Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	12 weeks ended
	September 22, 2010	September 16, 2009
Interest cost	$259	281
Amortization of actuarial gain	(121)	(96)

Net periodic benefit expense	$138	185

5.	Discontinued Operations

In evaluating whether store closures qualify for discontinued operations classification, the Company considers each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to the Company’s ongoing operations and cash inflows of nearby Company stores are not expected to increase significantly because of the exit, the results of operations of the store are reported in discontinued operations. Costs incurred to dispose of a location are included in gain (loss) on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as continuing operations.

During the 12 weeks ended September 22, 2010, the Company closed 29 non-remodeled, underperforming stores. One store remains open but is expected to close in the second quarter of fiscal 2011.

Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for the 12 weeks ended September 22, 2010, and September 16, 2009, were $48.0 million and $60.6 million, respectively. For the 12 weeks ended September 22, 2010, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, $33.5 million of lease termination costs and $3.2 million of other costs.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

6.	Commitments and Contingencies

Bankruptcy-related Matters

On February 21, 2005 (the “Petition Date”), Winn-Dixie Stores, Inc. and 23 then-existing direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Court”). The reorganization was jointly administered under the caption “In re: Winn-Dixie Stores, Inc., et al., Case No. 05-03817” by the Court. Two of the then-existing wholly-owned subsidiaries of Winn-Dixie Stores, Inc. (collectively with the Debtors, the “Company” or “Winn-Dixie”) did not file petitions under Chapter 11. On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”). The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). Various parties including landlord claimants and the Florida Tax Collectors appealed the confirmation order. The Florida Tax Collectors appeal has been resolved in the Company’s favor. The landlord claimants’ appeal is pending before the United States Court of Appeals for the Eleventh Circuit. The Company does not expect the resolution of the landlord claimants’ appeal to have a material adverse impact on its financial condition or results of operations.

The Debtors’ creditors generally filed proofs of claim with the Court. Through a claims resolution process and on objections of the Debtors, the Court reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. Many claims were resolved prior to the Effective Date through settlement or Court orders. All of the unsecured claims have been resolved. The claims resolution process will remain ongoing with respect to any remaining secured, administrative and priority claims until all such claims are resolved. The Company does not expect the resolution of these claims to have a material adverse impact on its financial condition or results of operations.

Litigation and Claims

On August 21, 2009, the Company was served with a putative class action lawsuit filed by two former employees in the United States District Court for the Middle District of Florida against Winn-Dixie Stores, Inc., alleging company-wide violations of the federal Fair Credit Reporting Act related to the Company’s background check procedures. The Company denied all allegations raised in the lawsuit, answered the complaint and filed motions asserting various defenses to the claims. On October 21, 2010, the parties reached a mutually agreed upon resolution of the case. The resolution of this claim will not result in a material adverse impact on the Company’s financial condition or results of operations.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of September 22, 2010, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

OVERVIEW

We continue to experience a challenging competitive environment and, during the first quarter of fiscal 2011, we made adjustments to our promotional practices to increase sales. Though these adjustments negatively impacted our profitability in the first quarter, we believe they were necessary to improve sales. Our identical store sales decreased 2.8% for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to competitive activity and other general market factors partially offset by the sales impact from inflation in categories such as dairy and meat. A decrease in tourism in the Gulf Coast areas impacted by the oil spill negatively impacted our identical sales by approximately 40 basis points.

Basket size decreased by 0.7% and transaction count decreased by 2.1%, compared to the same period in the prior fiscal year. As a result of our adjustments to pricing and promotional programs,

we experienced a 100 basis point decline in gross margin as compared to the same period in the prior fiscal year. Operating and administrative expenses for the first quarter of fiscal 2011 increased by $10.2 million as compared to the same period in the prior fiscal year, primarily due to increases in salaries and depreciation. The increase in salaries is due to an increase in retail payroll in new and remodeled stores, employee medical costs and severance related to the non-retail headcount reductions this quarter.

During the first quarter of fiscal 2011, we closed 29 non-remodeled, underperforming stores as previously announced in an effort to lower our cost structure, improve efficiency, and build the right foundation for our business now and in the future. The results for these and one additional store expected to close in the second quarter were reclassified to discontinued operations. Costs associated with the disposal, primarily lease termination costs, were also recorded during the first quarter and included in discontinued operations.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales for the 12 weeks ended September 22, 2010, were $1.5 billion, a decrease of $36.6 million, or 2.3%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

Identical store sales decreased 2.8% for the 12 weeks ended September 22, 2010, compared to the same period in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period. Identical store sales exclude sales from two stores that opened during fiscal 2010 and three stores that closed during fiscal 2010.

The decrease in our identical store sales for the 12 weeks ended September 22, 2010, was the result of a decrease in basket size (average sales per customer visit on identical store sales) of 0.7% and a decrease in transaction count (number of customer visits on identical store sales) of 2.1%.

Identical store sales for the 12 weeks ended September 22, 2010, were negatively impacted by factors including, but not limited to, competitive activity and other general market factors, the continued mix shift from brand name pharmaceutical products to generics, which negatively impacted identical store sales by 80 basis points, and the loss of sales due to the oil spill, which negatively impacted identical store sales by 40 basis points. We also noted inflation in certain categories such as dairy and meat which positively impacted sales for the 12 weeks ended September 22, 2010.

Gross Profit on Sales. Gross profit on sales decreased $24.5 million for the 12 weeks ended September 22, 2010, compared to the same period in the prior fiscal year. As a percentage of net sales, gross margin was 27.4% for the 12 weeks ended September 22, 2010, as compared to 28.4% for the 12 weeks ended September 16, 2009.

Gross margin for the 12 weeks ended September 22, 2010, decreased by approximately 100 basis points as compared to the same period in the prior fiscal year. Pricing and promotional programs were the most significant contributors to the decline in gross margin (80 basis points). Other items including higher warehouse and transportation costs also negatively impacted gross margin (20 basis points).

Operating and Administrative Expenses. Operating and administrative expenses increased $10.2 million for the 12 weeks ended September 22, 2010, as compared to the same period in the prior fiscal year. As a percentage of net sales, operating and administrative expense was 29.8% for the 12 weeks ended September 22, 2010 as compared to 28.5% for the 12 weeks ended September 16, 2009.

Several items contributed to the increase in operating and administrative expenses for the 12 weeks ended September 22, 2010, as compared to the same period in the prior fiscal year as follows (in millions):

12 weeks ended September 22, 2010
Increase (decrease) in:
Payroll and payroll-related expenses	$8.6
Depreciation	4.2
Other, net	(2.6)

$10.2

The increase in payroll and payroll-related expenses is due primarily to an increase in retail payroll in new and remodeled stores, employee medical costs and severance related to non-retail headcount reductions.

Impairment Charges. There were no impairment charges recorded in continuing operations during the 12 weeks ended September 22, 2010. Impairment charges related to store facilities of $3.1 million was recorded in continuing operations during the 12 weeks ended September 16, 2009. See Part I, Item 1, Note 3 for further discussion of impairment charges.

Interest Expense, Net. Interest expense, net was $1.2 million and $1.3 million for the 12 weeks ended September 22, 2010, and September 16, 2009, respectively. Interest expense, net, remained relatively unchanged for the 12 weeks ended September 22, 2010, as compared to the same period in the prior fiscal year.

Income Taxes. Income tax benefit was $1.2 million and $0.7 million for the 12 weeks ended September 22, 2010, and September 16, 2009, respectively. The benefit reflects our ability to carryback certain net operating losses and refundable credits.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of September 22, 2010, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $707 million that will begin to expire in fiscal 2025.

Discontinued Operations

In evaluating whether store closures qualify for discontinued operations classification, we consider each store to be a component of a business, as this is the lowest level at which the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes. If the cash flows of a store to be exited will not be significant to our ongoing operations and cash inflows of our nearby stores are not expected to increase significantly because of the exit, the results of operations of the store are reported in discontinued operations. Costs incurred to dispose of a location are included in gain (loss) on disposal of discontinued operations only if the location qualifies for discontinued operations classification; otherwise, such costs are reported as continuing operations.

As previously announced, during the 12 weeks ended September 22, 2010, we closed 29 non-remodeled, underperforming stores, consolidated our four operating regions into three and reduced workforce at the field and corporate support levels. One store remains open and is expected to close in the second quarter of fiscal 2011.

Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for the 12 weeks ended September 22, 2010, and September 16, 2009, were $48.0 million and $60.6 million, respectively. For the 12 weeks ended September 22, 2010, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, including pharmacy prescription files, $33.5 million of lease termination costs and $3.2 million of other costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of September 22, 2010, we had $579.4 million of liquidity, comprised of $449.1 million of borrowing availability under the Credit Agreement (defined below) and $130.3 million of cash and cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through fiscal 2011. Based on anticipated cash flow from operations and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2011 to operate our business and fund capital expenditures. Our credit agreement matures in November 2011 and we have initiated discussions regarding refinancing it. Our expected borrowing availability beyond the maturity date of our credit agreement in November 2011 is subject to the expectation of the availability of financing alternatives at a reasonable cost. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for more information regarding the need to refinance this credit agreement.

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

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 12 weeks ended September 22, 2010.

Borrowing availability was $449.1 million as of September 22, 2010, as summarized below (in thousands):

September 22, 2010
Lesser of Borrowing Base or Credit Agreement capacity [1]	$499,076
Outstanding borrowings	-

Excess Availability	499,076
Limitation on Excess Availability [2]	(50,000)

Borrowing availability	$449,076

1 Net of Reserves of $160.4 million, including $142.5 million related to outstanding letters of credit.

2 Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown in the table above, Borrowing availability under the Credit Agreement was determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of September 22, 2010, letters of credit totaling $142.5 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

Cash flows from discontinued operations are reported with cash flows from continuing operations within operating, investing and financing activities. The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 12 weeks ended September 22, 2010, and September 16, 2009 (in thousands):

	12 weeks ended
Cash provided by (used in):	September 22, 2010	September 16, 2009
Operating activities	$(8,995)	16,201
Investing activities	(21,397)	(29,607)
Financing activities	8,367	(12,012)

Operating Activities. Net cash used in operating activities was $9.0 million for the 12 weeks ended September 22, 2010, due to operating losses from both continuing and discontinued operations and changes in working capital items. Net cash provided by operating activities was $16.2 million for the 12 weeks ended September 16, 2009, due to operating cash flows and changes in working capital items.

Investing Activities. For the 12 weeks ended September 22, 2010, and September 16, 2009, net cash used in investing activities was $21.4 million and $29.6 million, respectively, due primarily to capital expenditures including our store-remodeling program. In addition, we received $9.8 million in proceeds from sales of pharmacy prescription files related to the discontinued operations stores during the 12 weeks ended September 22, 2010. There were no similar sales in the same period of the prior fiscal year.

Financing Activities. For the 12 weeks ended September 22, 2010, net cash provided by financing activities was $8.4 million due primarily to an increase in book overdrafts offset by payments on capital leases. For the 12 weeks ended September 16, 2009, net cash used in financing activities was $12.0 million due primarily to a decrease in book overdrafts and principal payments on capital leases.

Capital Expenditures. In fiscal 2011, we expect capital expenditures to total approximately $158 million, of which approximately half is for our store-remodeling program and also includes other capital expenditures including retail store maintenance, information technology, new stores, and other projects.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the first quarter of fiscal 2011 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 22, 2010, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of September 22, 2010, we had no borrowing outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 22, 2010, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 22, 2010, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 22, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Part I, Item 1, Note 6 for a discussion of legal proceedings.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

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

WINN-DIXIE STORES, INC.

Date: November 1, 2010	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 1, 2010	/s/ D. MICHAEL BYRUM
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