Form 10-Q
period 2011-01-12
WINN DIXIE STORES INC
filed 2011-02-14
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 12, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No

As of February 2, 2011, 55,810,282 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Part I – Financial Information

Item 1. Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	16 weeks ended
Amounts in thousands except per share data	January 12, 2011	January 6, 2010
Net sales	$2,098,005	2,094,335
Cost of sales, including warehouse and delivery expenses	1,517,014	1,503,491

Gross profit on sales	580,991	590,844
Operating and administrative expenses	597,637	586,046
Impairment charges	4,493	1,071

Operating (loss) income	(21,139)	3,727
Interest expense, net	1,974	1,419

(Loss) income from continuing operations before income tax	(23,113)	2,308
Income tax benefit	(811)	(1,968)

Net (loss) income from continuing operations	(22,302)	4,276

Discontinued operations:
Loss from discontinued operations	(1,008)	(2,181)
Loss on disposal of discontinued operations	(695)	-

Net loss from discontinued operations	(1,703)	(2,181)

Net (loss) income	$(24,005)	2,095

Basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.40)	0.08
Loss from discontinued operations	(0.03)	(0.04)

Basic and diluted (loss) earnings per share	$(0.43)	0.04

Weighted average common shares outstanding-basic	55,700	54,905

Weighted average common shares outstanding- diluted	55,700	55,159

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	28 weeks ended
Amounts in thousands except per share data	January 12, 2011	January 6, 2010
Net sales	$3,642,355	3,675,317
Cost of sales, including warehouse and delivery expenses	2,637,575	2,636,175

Gross profit on sales	1,004,780	1,039,142
Operating and administrative expenses	1,058,057	1,036,250
Impairment charges	4,493	4,156

Operating loss	(57,770)	(1,264)
Interest expense, net	3,152	2,743

Loss from continuing operations before income tax	(60,922)	(4,007)
Income tax benefit	(1,977)	(2,650)

Net loss from continuing operations	(58,945)	(1,357)

Discontinued operations:
Loss from discontinued operations	(12,869)	(4,606)
Loss on disposal of discontinued operations	(28,982)	-

Net loss from discontinued operations	(41,851)	(4,606)

Net loss	$(100,796)	(5,963)

Basic and diluted loss per share:
Loss from continuing operations	$(1.06)	(0.02)
Loss from discontinued operations	(0.76)	(0.09)

Basic and diluted loss per share	$(1.82)	(0.11)

Weighted average common shares outstanding-basic and diluted	55,516	54,792

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	January 12, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$108,562	152,327
Trade and other receivables, less allowance for doubtful receivables of $3,257 ($3,730 at June 30, 2010)	65,429	63,356
Merchandise inventories, less LIFO reserve of $44,536 ($38,268 at June 30, 2010)	598,986	658,040
Prepaid expenses and other current assets	27,428	28,096

Total current assets	800,405	901,819

Property, plant and equipment, net	671,598	680,936
Intangible assets, net	210,753	211,281
Deferred tax assets, non-current	40,407	40,697
Other assets, net	2,346	3,334

Total assets	$1,725,509	1,838,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$10,196	9,397
Accounts payable	307,197	345,955
Reserve for self-insurance liabilities	78,742	73,661
Accrued wages and salaries	65,632	65,417
Deferred tax liabilities	48,488	48,667
Accrued expenses	104,892	118,094

Total current liabilities	615,147	661,191

Reserve for self-insurance liabilities	111,997	109,240
Unfavorable leases	87,463	99,049
Obligations under capital leases	33,054	20,075
Other liabilities	50,125	24,775

Total liabilities	897,786	914,330

Commitments and contingent liabilities (Notes 1 and 7)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 55,921,282 shares issued and 55,808,675 outstanding at January 12, 2011, and 55,187,440 shares issued and 55,074,833 outstanding at June 30, 2010.	56	55
Additional paid-in capital	813,757	808,694
Retained earnings	9,167	109,963
Accumulated other comprehensive income	4,743	5,025

Total shareholders’ equity	827,723	923,737

Total liabilities and shareholders’ equity	$1,725,509	1,838,067

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	28 weeks ended
Amounts in thousands	January 12, 2011	January 6, 2010
Cash flows from operating activities:
Net loss	$(100,796)	(5,963)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	62,470	53,266
Share-based compensation	4,990	9,463
Deferred income taxes	111	12
Other, net	(2,283)	5,880
Change in operating assets and liabilities:
Trade, insurance and other receivables	(2,073)	(10,018)
Merchandise inventories	59,054	11,978
Prepaid expenses and other current assets	668	447
Accounts payable and accrued expenses	(35,982)	(16,969)
Reserve for self-insurance liabilities	7,838	(1,147)

Net cash (used in) provided by operating activities	(6,003)	46,949

Cash flows from investing activities:
Purchases of long-lived assets	(44,644)	(83,033)
Sales of assets and other	10,316	322

Net cash used in investing activities	(34,328)	(82,711)

Cash flows from financing activities:
Gross borrowings on credit facilities	7,762	5,794
Gross payments on credit facilities	(7,762)	(5,438)
Increase in book overdrafts	3,258	12,742
Principal payments on capital leases	(6,766)	(5,964)
Other, net	74	79

Net cash (used in) provided by financing activities	(3,434)	7,213

Decrease in cash and cash equivalents	(43,765)	(28,549)
Cash and cash equivalents at beginning of period	152,327	182,823

Cash and cash equivalents at end of period	$108,562	154,274

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

The Company:  As of January 12, 2011, the Company operated as a major food retailer in five states in the southeastern United States with 484 retail stores, with four fuel centers and 75 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and a beverage manufacturing facility.

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

Basis of Presentation:  The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 and 28 weeks ended January 12, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2011.

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

Cash and Cash Equivalents:  Cash and cash equivalents consisted of United States government obligations money market funds of $101.5 million and cash in stores of $7.1 million as of January 12, 2011, and United States government obligations money market

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

funds of $142.5 million and cash in stores of $9.8 million as of June 30, 2010. Book overdrafts of $12.6 million and $9.3 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of January 12, 2011, and June 30, 2010, respectively.

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

The calculation of diluted earnings (loss) per share included no potentially dilutive CSEs for both the 16 and 28 weeks ended January 12, 2011. For the 16 and 28 weeks ended January 6, 2010, the calculation of diluted earnings (loss) per share included 0.3 million and no potentially dilutive CSEs, respectively. Excluded from the calculation are approximately 5.0 million anti-dilutive CSEs for both the 16 and 28 weeks ended January 12, 2011, and 4.8 million and 5.8 million anti-dilutive CSEs for the 16 and 28 weeks ended January 6, 2010, respectively.

Comprehensive Income (Loss):  Comprehensive loss was $24.2 million and $101.1 million for the 16 and 28 weeks ended January 12, 2011, respectively. Comprehensive income (loss) was $2.0 million and $(6.2) million for the 16 and 28 weeks ended January 6, 2010, respectively. Other comprehensive income (loss) consists of changes in the Company’s post-retirement benefits obligation.

Reclassifications and Revisions:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales for continuing operations by $5.2 million and $6.3 million for the 16 and 28 weeks ended January 12, 2011, respectively, and by $0.8 million and $2.8 million for the 16 and 28 weeks ended January 6, 2010, respectively.

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

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges equal to the excess of net book value over the fair value of the impaired asset. Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value hierarchy. Fair value is determined using a discounted cash flow methodology, which for store assets considers the terminal value based on broker quotes. Impairment charges of $4.5 million and $5.4 million were recorded for the 16 and 28 weeks ended January 12, 2011, respectively. Impairment charges of $1.1 million and $4.6 million were recorded during the 16 and 28 weeks ended January 6, 2010, respectively. Of the total, $0.9 million and $0.4 million was included in discontinued operations for the 28 weeks ended January 12, 2011, and January 6, 2010, respectively. There was no impairment included in discontinued operations for either the 16 weeks ended January 12, 2011 or January 6, 2010.

4.	Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	16 weeks ended
	January 12, 2011	January 6, 2010
Interest cost	$346	374
Amortization of actuarial gain	(161)	(128)

Net periodic benefit expense	$185	246

	28 weeks ended
	January 12, 2011	January 6, 2010
Interest cost	$605	655
Amortization of actuarial gain	(282)	(224)

Net periodic benefit expense	$323	431

5.	Share-Based Payments

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Total compensation expense related to share-based payments was $2.4 million and $5.0 million for the 16 and 28 weeks ended January 12, 2011, respectively, and $6.2 million and $9.5 million for the 16 and 28 weeks ended January 6, 2010, respectively. As of January 12, 2011, the Company had $20.0 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 2.1 years.

Options

Changes in options during the 28 weeks ended January 12, 2011, were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 30, 2010	4,306	$14.94
Granted	416	7.11
Forfeited	(341)	11.53
Expired	(109)	16.22

Outstanding as of January 12, 2011	4,272	$14.41	4.53	-

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option and, for grants subsequent to January 7, 2009, are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 28 weeks ended January 12, 2011, and January 6, 2010, was $3.23 and $5.43, respectively, which was determined using the following assumptions:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	28 weeks ended
	January 12, 2011	January 6, 2010
Risk-free interest rate range	1.08%	1.92% - 2.68%
Expected dividend yield	0.0%	0.0%
Expected life range (years)	4.50	4.50 - 5.83
Volatility range	55.15%	50.78% -52.04%

Restricted Stock Units

Changes in the restricted stock units during the 28 weeks ended January 12, 2011, were as follows:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 30, 2010	1,937	$12.91
Granted	1,180	7.13
Vested	(584)	13.74
Forfeited	(263)	10.96

Nonvested balance as of January 12, 2011	2,270	$9.92

6.	Discontinued Operations

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

During the 28 weeks ended January 12, 2011, the Company closed 30 non-remodeled, underperforming stores.

Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for the 16 and 28 weeks ended January 12, 2011, were $1.1 million and $49.1 million, respectively. Net sales from discontinued operations for the 16 and 28 weeks ended January 6, 2010, were $81.3 million and $141.8 million, respectively. For the 16 weeks ended January 12, 2011, the loss on disposal of discontinued operations

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

consisted of $0.4 million of lease termination costs and $0.3 million of other costs. For the 28 weeks ended January 12, 2011, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, including pharmacy prescription files, $33.9 million of lease termination costs and $3.5 million of other costs.

The following table presents the detail of liability activity for costs related to closed stores.

	Total	Lease Termination Costs	Other Closing Costs
Balance at June 30, 2010	$(12,477)	(12,477)	-
Expense	(37,333)	(33,860)	(3,473)
Cash payments	9,595	6,181	3,414

Balance at January 12, 2011	$(40,215)	(40,156)	(59)

7.	Commitments and Contingencies

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of January 12, 2011, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and in this report, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K and in this report, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

OVERVIEW

During the first quarter of fiscal 2011, we made adjustments to our promotional practices to increase sales. Though these adjustments negatively impacted our profitability in the first quarter, we believe they were necessary to improve sales. During the second quarter of fiscal 2011, we focused on balancing sales and margin in our pricing and promotional programs and continued to implement sustainable merchandising and marketing initiatives tailored to the shopping needs of our customers. Our identical store sales decreased 0.3% and 1.4% for the second quarter and year to date periods of fiscal 2011, respectively, due to competitive activity and other general market factors, partially offset by the sales impact from passing through a portion of inflationary price increases in certain categories and sales increases in remodeled stores.

For the second quarter of fiscal 2011, basket size increased by 1.0% while transaction count decreased by 1.3% as compared to the same period in the prior fiscal year. For the year to date period, basket size increased by 0.3% while transaction count decreased by 1.7% as compared to the same period in the prior fiscal year.

Our gross margin for the second quarter of fiscal 2011 was 50 basis points lower than the same period in the prior fiscal year and for the year to date period was 70 basis points lower than the same period in the prior fiscal year due to a higher LIFO charge and an increase in other costs, which include inventory shrink and warehouse and transportation costs when compared to the same periods in the prior fiscal year. For the year to date period, pricing and promotional programs also negatively impacted our gross margin when compared to the same period of the prior fiscal year.

Operating and administrative expense increased by $11.6 million and $21.8 million for the quarter and year to date periods, respectively, as compared to the same periods in the prior fiscal year. These increases were due to increases in payroll and payroll-related costs, depreciation, and our self-insurance reserve adjustment, partially offset by decreases in share-based compensation and other costs.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales for the 16 weeks ended January 12, 2011, were $2.1 billion, an increase of $3.7 million, or 0.2% as compared to the same period in the prior fiscal year. Net sales for the 28 weeks ended January 12, 2011, were $3.6 billion, a decrease of $33.0 million, or 0.9%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

The increase in our net sales for the 16 weeks ended January 12, 2011, was the result of sales from two stores which opened in the second half of fiscal 2010, partially offset by a decrease in our identical store sales and the loss of sales from three stores we closed in fiscal 2010.

The decrease in our net sales for the 28 weeks ended January 12, 2011, was the result of a decrease in our identical store sales and the loss of sales from three stores we closed in fiscal 2010, partially offset by sales from two stores which opened in the second half of fiscal 2010.

Identical store sales decreased 0.3% and 1.4% for the 16 and 28 weeks ended January 12, 2011, respectively, compared to the same periods in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The decrease in our identical store sales for the 16 and 28 weeks ended January 12, 2011, was the result of increases in basket size (average sales per customer visit on identical store sales) of 1.0% and 0.3% for the 16 and 28 weeks ended January 12, 2011, respectively, and decreases in transaction count (number of customer visits on identical store sales) of 1.3% and 1.7% for the 16 and 28 weeks ended January 12, 2011, respectively.

Our identical store sales for the 16 weeks ended January 12, 2011, were negatively impacted by factors including, but not limited to, competitive activity and other general market factors, and the continued mix shift from brand name pharmaceutical products to generics, which negatively impacted identical store sales by 70 basis points. We also passed through a portion of inflationary price increases in certain categories which positively impacted sales for the 16 weeks ended January 12, 2011. In addition, we noted higher sales in our remodeled stores, which positively impacted identical store sales.

Our identical store sales for the 28 weeks ended January 12, 2011, were negatively impacted by factors including, but not limited to, competitive activity and other general market factors, the continued mix shift from brand name pharmaceutical products to generics, which negatively impacted identical store sales by 70 basis points, and the loss of sales due to the oil spill, which negatively impacted identical store sales by 20 basis points. We also passed through inflationary price increases in certain categories which positively impacted sales for the 28 weeks ended January 12, 2011. In addition, we noted higher sales in our remodeled stores, which positively impacted identical store sales.

Gross Profit on Sales. Gross profit on sales decreased $9.9 million and $34.4 million for the 16 and 28 weeks ended January 12, 2011, respectively, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 27.7% and 28.2% for the 16 weeks ended January 12, 2011, and January 6, 2010, respectively, and 27.6% and 28.3% for the 28 weeks ended January 12, 2011, and January 6, 2010, respectively.

For the 16 weeks ended January 12, 2011, gross margin decreased by approximately 50 basis points as compared to the same period in the prior fiscal year due to a higher LIFO charge and an increase in other costs, which include inventory shrink and warehouse and transportation costs when compared to the same period in the prior fiscal year.

For the 28 weeks ended January 12, 2011, gross margin decreased by approximately 70 basis points as compared to the same period in the prior fiscal year due to the negative impact of pricing and promotional programs (30 basis points) and a higher LIFO charge and an increase in other costs including inventory shrink and warehouse and transportation costs (40 basis points).

Operating and Administrative Expenses. Operating and administrative expenses increased $11.6 million and $21.8 million for the 16 and 28 weeks ended January 12, 2011, respectively, as compared to the same periods in the prior fiscal year. As a percentage of net sales, operating and administrative expense was 28.5% and 28.0% for the 16 weeks ended January 12, 2011, and January 6, 2010, respectively, and 29.0% and 28.2% for the 28 weeks ended January 12, 2011, and January 6, 2010, respectively.

Several items contributed to the increases in operating and administrative expenses for the 16 and 28 weeks ended January 12, 2011, as compared to the same periods in the prior fiscal year, as follows (in millions):

	16 weeks ended January 12, 2011	28 weeks ended January 12, 2011
Increase (decrease)
Payroll and payroll-related expenses	$4.4	12.8
Depreciation	4.5	8.7
Self-insurance reserve adjustment	12.5	12.5
Share-based compensation	(3.8)	(4.5)
Other, net	(6.0)	(7.7)

	$11.6	21.8

During the 16 weeks ended January 12, 2011 and January 6, 2010, we recorded adjustments to our self-insurance reserves as a result of the actuarial studies performed in the second quarter of each fiscal year. The reserve increase in fiscal 2011 negatively impacted operating and administrative expense by $5.2 million for the 16 and 28 weeks ended January 12, 2011, while the reserve decrease in fiscal 2010 positively impacted operating and administrative expense by $7.3 million for the 16 and 28 weeks ended January 6, 2010.

Impairment Charges. Impairment charges related to store facilities of $4.5 million were recorded during both the 16 and 28 weeks ended January 12, 2011. Impairment charges of $1.1 million and $4.2 million were recorded during the 16 and 28 weeks ended January 6, 2010, respectively. See Part I, Item 1, Note 3 for further discussion of impairment charges.

Interest Expense, Net. Interest expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net remained relatively unchanged for the 16 and 28 weeks ended January 12, 2011, as compared to the same periods in the prior fiscal year. Interest expense, net was $2.0 million and $1.4 million for the 16 weeks ended January 12, 2011, and January 6, 2010, respectively, and $3.2 million and $2.7 million for the 28 weeks ended January 12, 2011, and January 6, 2010, respectively.

Income Taxes. Income tax benefit was $0.8 million and $2.0 million for the 16 and 28 weeks ended January 12, 2011, respectively. The effective tax rate was a benefit of 3.2% for 28 weeks ended January 12, 2011. The rate for both the 16 and 28 weeks ended January 12, 2011, reflects our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits.

Income tax benefit was $2.0 million and $2.7 million for the 16 and 28 weeks ended January 6, 2010, respectively. The effective tax rate was a benefit of 66.1% for the 28 weeks ended January 6, 2010. The rate for both the 16 and 28 weeks ended January 6, 2010, reflects our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits. The rate for the 28 weeks ended January 6, 2010, also reflects the benefit of a reduction of an uncertain tax position.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of January 12, 2011, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $783 million that will begin to expire in fiscal 2025.

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

As previously announced, during the 28 weeks ended January 12, 2011, we closed 30 non-remodeled, underperforming stores, consolidated our four operating regions into three and reduced workforce at the field and corporate support levels.

Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for the 16 and 28 weeks ended January 12, 2011, were $1.1 million and $49.1 million, respectively. Net sales from discontinued operations for the 16 and 28 weeks ended January 6, 2010, were $81.3 million and $141.8 million, respectively. For the 16 weeks ended January 12, 2011, the loss on disposal of discontinued operations consisted of $0.4 million of lease termination costs and $0.3 million of other costs. For the 28 weeks ended January 12, 2011, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, including pharmacy prescription files, $33.9 million of lease termination costs and $3.5 million of other costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of January 12, 2011, we had $530.3 million of liquidity, comprised of $421.7 million of borrowing availability under the Credit Agreement (defined below) and $108.6 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2011 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. Based on anticipated cash flow from operations and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2011 to operate our business and fund capital expenditures. Our Credit Agreement matures in November 2011 and we currently expect to refinance the credit agreement before the end of fiscal 2011. Our expected borrowing availability beyond the maturity date of our Credit Agreement in November 2011 is subject to our expectation of available financing alternatives at a reasonable cost. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, for more information regarding the need to refinance our Credit Agreement.

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

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 28 weeks ended January 12, 2011.

Borrowing availability was $421.7 million as of January 12, 2011, as summarized below (in thousands):

January 12, 2011
Lesser of Borrowing Base or Credit Agreement capacity[1]	$471,739
Outstanding borrowings	-

Excess Availability	471,739
Limitation on Excess Availability[2]	(50,000)

Borrowing availability	$421,739

[1]	Net of Reserves of $164.6 million, including $147.5 million related to outstanding letters of credit.
[2]	Assumes the Credit Agreement’s EBITDA covenant is met or is not being tested.

As shown in the table above, Borrowing availability under the Credit Agreement was determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

Letters of credit are considered reserves against the borrowing availability. As of January 12, 2011,

letters of credit totaling $147.5 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 28 weeks ended January 12, 2011, and January 6, 2010 (in thousands):

	28 weeks ended
Cash (used in) provided by :	January 12, 2011	January 6, 2010
Operating activities	$(6,003)	46,949
Investing activities	(34,328)	(82,711)
Financing activities	(3,434)	7,213

Operating Activities. Net cash used in operating activities of $6.0 million for the 28 weeks ended January 12, 2011, was due primarily to operating losses from both continuing and discontinued operations and changes in working capital items. Net cash provided by operating activities of $46.9 million for the 28 weeks ended January 6, 2010, was due primarily to operating cash flows and changes in working capital items.

Investing Activities. For the 28 weeks ended January 12, 2011, and January 6, 2010, net cash used in investing activities was $34.3 million and $82.7 million, respectively. Capital expenditures including our store-remodeling program were $44.6 million and $83.0 million for the 28 weeks ended January 12, 2011, and January 6, 2010, respectively. In addition, we received $9.8 million in proceeds from sales of pharmacy prescription files related to the discontinued operations stores during the 28 weeks ended January 12, 2011. There were no similar sales in the same period of the prior fiscal year.

Financing Activities. For the 28 weeks ended January 12, 2011, net cash used in financing activities was $3.4 million due primarily to payments on capital leases. For the 28 weeks ended January 6, 2010, net cash provided by financing activities was $7.2 million due primarily to an increase in book overdrafts.

Capital Expenditures. Capital expenditures for fiscal 2011 are currently expected to be approximately $132.0 million, a $26.0 million decrease from our prior estimate due in part to the timing of expenditures for certain remodeling efforts which will occur in fiscal 2012 rather than fiscal 2011.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the second quarter of fiscal 2011 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of January 12, 2011, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of January 12, 2011, we had no borrowing outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 12, 2011, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 12, 2011, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 12, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 7 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, except as mentioned below. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

We face risks inherent in providing pharmacy services at our stores, and continued reimbursement rate pressures and increased regulatory requirements in the pharmacy industry may adversely affect our business and results of operations.

Pharmacies are exposed to risks such as filling and labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which may not be covered by insurance.

Sales of prescription drugs reimbursed by third party payors, including Medicare Part D and state sponsored Medicaid agencies, represent a significant portion of our pharmacy sales. Continued reimbursement rate pressures, and increased regulatory requirements related to such third party payors, may adversely affect our business and results of operations.

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

WINN-DIXIE STORES, INC.

Date: February 14, 2011	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 14, 2011	/s/ D. MICHAEL BYRUM
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