Form 10-Q
period 2011-04-06
WINN DIXIE STORES INC
filed 2011-05-16
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2011

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

As of May 4, 2011, 55,817,777 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 weeks ended
Amounts in thousands except per share data	April 6, 2011	March 31, 2010
Net sales	$1,620,535	1,623,279
Cost of sales, including warehouse and delivery expenses	1,154,694	1,161,085

Gross profit on sales	465,841	462,194
Operating and administrative expenses	440,148	440,109

Operating income	25,693	22,085
Interest expense, net	2,905	967

Income from continuing operations before income tax	22,788	21,118
Income tax benefit	(736)	(984)

Net income from continuing operations	23,524	22,102

Discontinued operations:
Loss from discontinued operations	(21)	(1,221)
Loss on disposal of discontinued operations	(138)	—

Net loss from discontinued operations	(159)	(1,221)

Net income	$23,365	20,881

Basic and diluted earnings per share:
Earnings from continuing operations	$0.42	0.40
Loss from discontinued operations	—	(0.02)

Basic and diluted earnings per share	$0.42	0.38

Weighted average common shares outstanding - basic	55,812	55,000

Weighted average common shares outstanding - diluted	55,891	55,186

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	40 weeks ended
Amounts in thousands except per share data	April 6, 2011	March 31, 2010
Net sales	$5,262,890	5,298,596
Cost of sales, including warehouse and delivery expenses	3,792,269	3,797,260

Gross profit on sales	1,470,621	1,501,336
Operating and administrative expenses	1,498,205	1,476,359
Impairment charges	4,493	4,156

Operating (loss) income	(32,077)	20,821
Interest expense, net	6,057	3,710

(Loss) income from continuing operations before income tax	(38,134)	17,111
Income tax benefit	(2,713)	(3,634)

Net (loss) income from continuing operations	(35,421)	20,745

Discontinued operations:
Loss from discontinued operations	(12,890)	(5,827)
Loss on disposal of discontinued operations	(29,120)	—

Net loss from discontinued operations	(42,010)	(5,827)

Net (loss) income	$(77,431)	14,918

Basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.64)	0.38
Loss from discontinued operations	(0.75)	(0.11)

Basic and diluted (loss) earnings per share	$(1.39)	0.27

Weighted average common shares outstanding - basic	55,605	54,854

Weighted average common shares outstanding - diluted	55,605	55,131

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	April 6, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$173,512	152,327
Trade and other receivables, less allowance for doubtful receivables of $3,419 ($3,730 at June 30, 2010)	72,997	63,356
Merchandise inventories, less LIFO reserve of $51,800 ($38,268 at June 30, 2010)	613,837	658,040
Prepaid expenses and other current assets	26,348	28,096

Total current assets	886,694	901,819

Property, plant and equipment, net	665,910	680,936
Intangible assets, net	206,064	211,281
Deferred tax assets, non-current	37,642	40,697
Other assets, net	9,285	3,334

Total assets	$1,805,595	1,838,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$11,141	9,397
Accounts payable	365,258	345,955
Reserve for self-insurance liabilities	79,706	73,661
Accrued wages and salaries	70,643	65,417
Deferred tax liabilities	45,770	48,667
Accrued expenses	101,342	118,094

Total current liabilities	673,860	661,191

Reserve for self-insurance liabilities	111,997	109,240
Long-term borrowings under credit facility	13	—
Unfavorable leases	84,927	99,049
Obligations under capital leases	33,320	20,075
Other liabilities	47,947	24,775

Total liabilities	952,064	914,330

Commitments and contingent liabilities (Notes 1 and 8)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 55,928,922 shares issued and 55,816,315 outstanding at April 6, 2011, and 55,187,440 shares issued and 55,074,833 outstanding at June 30, 2010.	56	55
Additional paid-in capital	816,321	808,694
Retained earnings	32,532	109,963
Accumulated other comprehensive income	4,622	5,025

Total shareholders’ equity	853,531	923,737

Total liabilities and shareholders’ equity	$1,805,595	1,838,067

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	40 weeks ended
Amounts in thousands	April 6, 2011	March 31, 2010
Cash flows from operating activities:
Net (loss) income	$(77,431)	14,918
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89,092	77,475
Share-based compensation	7,537	13,484
Deferred income taxes	158	57
Other, net	(667)	6,505
Change in operating assets and liabilities:
Trade, insurance and other receivables	(9,641)	5,429
Merchandise inventories	44,203	(5,831)
Prepaid expenses and other current assets	1,748	16,586
Accounts payable and accrued expenses	16,205	3,112
Reserve for self-insurance liabilities	8,802	2,975

Net cash provided by operating activities	80,006	134,710

Cash flows from investing activities:
Purchases of long-lived assets	(59,248)	(122,529)
Sales of assets and other	10,660	546

Net cash used in investing activities	(48,588)	(121,983)

Cash flows from financing activities:
Gross borrowings on credit facilities	19,706	7,830
Gross payments on credit facilities	(19,693)	(7,830)
Increase (decrease) in book overdrafts	7,996	(3,219)
Principal payments on capital leases	(9,949)	(8,615)
Debt issuance costs	(8,384)	—
Other, net	91	113

Net cash used in financing activities	(10,233)	(11,721)

Increase in cash and cash equivalents	21,185	1,006
Cash and cash equivalents at beginning of period	152,327	182,823

Cash and cash equivalents at end of period	$173,512	183,829

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

The Company: As of April 6, 2011, the Company operated as a major food retailer in five states in the southeastern United States with 484 retail stores, with four fuel centers and 75 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers and a beverage manufacturing facility.

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

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 and 40 weeks ended April 6, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2011.

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

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $166.5 million and cash in stores of $7.0 million as of April 6, 2011, and United States government obligations money market funds of

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

$142.5 million and cash in stores of $9.8 million as of June 30, 2010. Book overdrafts of $17.3 million and $9.3 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of April 6, 2011, and June 30, 2010, respectively.

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

The calculation of diluted earnings (loss) per share included 0.1 million potentially dilutive CSEs for the 12 weeks ended April 6, 2011, and no potentially dilutive CSEs for the 40 weeks ended April 6, 2011. For the 12 and 40 weeks ended March 31, 2010, the calculation of diluted earnings per share included 0.2 million and 0.3 million potentially dilutive CSEs, respectively. Excluded from the calculation are approximately 4.1 million and 4.9 million anti-dilutive CSEs for the 12 and 40 weeks ended April 6, 2011, respectively, and 4.4 million and 3.9 million anti-dilutive CSEs for the 12 and 40 weeks ended March 31, 2010, respectively.

Comprehensive Income (Loss): Comprehensive income (loss) was $23.2 million and $(77.8) million for the 12 and 40 weeks ended April 6, 2011, respectively. Comprehensive income was $20.8 million and $14.6 million for the 12 and 40 weeks ended March 31, 2010, respectively. Other comprehensive income (loss) consists of changes in the Company’s post-retirement benefits obligation.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Inventory

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales for continuing operations by $7.3 million and $13.5 million for the 12 and 40 weeks ended April 6, 2011, respectively, and by $0.6 million and $3.4 million for the 12 and 40 weeks ended March 31, 2010, respectively.

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

The Company periodically estimates the future cash flows expected to result from the various long-lived assets and the residual values of such assets. In some cases, the Company concludes that the undiscounted cash flows are less than the carrying values of the related assets, resulting in impairment charges equal to the excess of net book value over the fair value of the impaired asset. Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value hierarchy. Fair value is determined using a discounted cash flow methodology, which for store assets considers the terminal value based on broker quotes. No impairment charges were recorded during the 12 weeks ended April 6, 2011, and March 31, 2010. Impairment charges of $5.4 million and $4.6 million were recorded for 40 weeks ended April 6, 2011, and March 31, 2010, respectively. Of the total, $0.9 million and $0.4 million was included in discontinued operations for the 40 weeks ended April 6, 2011, and March 31, 2010, respectively.

4.	Credit Agreement

On November 21, 2006, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into an Amended and Restated Credit Agreement. This credit agreement provided for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million could be utilized for letters of credit. Obligations under the credit agreement were guaranteed by substantially all of our subsidiaries and were secured by senior liens on substantially all of our assets.

On March 18, 2011, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $600.0 million (“Maximum Credit”) senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures March 18, 2016, at which time all principal amounts outstanding under the agreement will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs of $8.5 million are being amortized over the term of the Credit Agreement. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on March 21, 2011). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Minimum Excess Availability, Maximum Credit and Reserves.

The Company had no borrowings on the Credit Agreement, other than fees charged by the lender, during the 40 weeks ended April 6, 2011. As of April 6, 2011, $13.4 was outstanding.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of April 6, 2011, the rates in effect were LIBOR plus 2.75% or Prime plus 1.75%, at the Company’s option. Also in effect as of April 6, 2011, were a standby letter of credit fee and a subfacility letter of credit fee of 2.75% each and an unused line fee of 0.625%. In addition, there is a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements. In addition, certain covenants substantially restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement.

Borrowing availability was $358.7 million as of April 6, 2011, as summarized below (in thousands):

April 6, 2011
Borrowing Base [1]	$562,823
Outstanding letters of credit	(147,800)
Minimum Excess Availability	(56,282)
Outstanding borrowings	(13)

Borrowing availability	$358,728

[1]	The lesser of the value of collateral or the Maximum Credit net of Reserves.

As shown in the table above, the Borrowing Base under the Credit Facility is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

As of April 6, 2011, letters of credit totaling $147.8 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to insurance programs including workers’ compensation programs.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Retirement Plans

The following table provides the components of the periodic benefit expense for the Company’s retirement plans.

	12 weeks ended
	April 6, 2011	March 31, 2010
Interest cost	$259	281
Amortization of actuarial gain	(121)	(96)

Net periodic benefit expense	$138	185

	40 weeks ended
	April 6, 2011	March 31, 2010
Interest cost	$864	935
Amortization of actuarial gain	(402)	(319)

Net periodic benefit expense	$462	616

6.	Share-Based Payments

Under the Fiscal 2010 Equity Incentive Plan (“2010 EIP Plan”), the Compensation Committee of the Company’s Board of Directors may grant up to 6.1 million share-based payments to officers, employees and non-employee directors, among others. The 2010 EIP Plan was approved by shareholders on November 4, 2009, and is effective for all grants made subsequent to November 4, 2009.

Total compensation expense related to share-based payments was $2.5 million and $7.5 million for the 12 and 40 weeks ended April 6, 2011, respectively, and $4.0 million and $13.5 million for the 12 and 40 weeks ended March 31, 2010, respectively. As of April 6, 2011, the Company had $17.3 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.9 years.

Options

Changes in options during the 40 weeks ended April 6, 2011, were as follows:

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 30, 2010	4,306	$14.94
Granted	416	7.11
Forfeited	(341)	11.53
Expired	(217)	15.63

Outstanding as of April 6, 2011	4,164	$14.40	4.32	—

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies and the Company’s own historical volatility using daily closing prices for the historical period commensurate with the expected term of the option. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 40 weeks ended April 6, 2011, and March 31, 2010, was $3.23 and $5.43, respectively, which was determined using the following assumptions:

	40 weeks ended
	April 6, 2011	March 31, 2010
Risk-free interest rate range	1.08%	1.92% - 2.68%
Expected dividend yield	0.0%	0.0%
Expected life range (years)	4.50	4.50 - 5.83
Volatility range	55.15%	50.78% - 52.04%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Changes in the restricted stock units during the 40 weeks ended April 6, 2011, were as follows:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 30, 2010	1,937	$12.91
Granted	1,180	7.13
Vested	(589)	13.75
Forfeited	(267)	11.02

Nonvested balance as of April 6, 2011	2,261	$9.90

7.	Discontinued Operations

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

Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for the 40 weeks ended April 6, 2011, was $49.1 million. Net sales from discontinued operations for the 12 and 40 weeks ended March 31, 2010, were $62.3 million and $204.1 million, respectively. For the 12 weeks ended April 6, 2011, the loss on disposal of discontinued operations consisted of $0.1 million of other costs. For the 40 weeks ended April 6, 2011, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, including pharmacy prescription files, $33.9 million of lease termination costs and $3.6 million of other costs.

The following table presents the detail of liability activity for costs related to closed stores.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

	Total	Lease Termination Costs	Other Closing Costs
Balance at June 30, 2010	$(12,477)	(12,477)	—
Expense	(38,338)	(34,691)	(3,647)
Cash payments	13,474	9,827	3,647

Balance at April 6, 2011	$(37,341)	(37,341)	—

8.	Commitments and Contingencies

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

On November 9, 2006, the Court entered its order confirming the Debtors’ modified plan of reorganization (the “Plan” or the “Plan of Reorganization”). The Plan became effective and the Debtors emerged from bankruptcy protection on November 21, 2006 (the “Effective Date”). Various parties including landlord claimants and the Florida Tax Collectors appealed the confirmation order. All appeals of the confirmation order have been resolved in the Company’s favor.

The Debtors’ creditors generally filed proofs of claim with the Court. Through a claims resolution process and on objections of the Debtors, the Court reduced, reclassified and/or disallowed a significant number of claims for varying reasons, including claims that were duplicative, amended, without merit, misclassified or overstated. Many claims were resolved prior to the Effective Date through settlement or Court orders. All of the unsecured claims have been resolved. By order of the Court dated March 30, 2011, the Company’s bankruptcy case was closed.

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

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of April 6, 2011, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, our Quarterly Report on Form 10-Q for the quarter ended January 12, 2011, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K, and 10-Q and in other filings, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

OVERVIEW

During the first quarter of fiscal 2011, we made adjustments to our promotional practices to increase sales. Though these adjustments negatively impacted our profitability in the first quarter, we believe they were necessary to improve sales. During the second and third quarters of fiscal 2011, we focused on balancing sales and margin in our pricing and promotional programs and continued to implement sustainable merchandising and marketing initiatives tailored to the shopping needs of our customers. As a result, our identical store sales improved during the fiscal year from a decrease of 2.8% for the 12 weeks ended September 22, 2010, to a decrease of 1.1% for the 40 weeks ended April 6, 2011, as compared to the corresponding period in the prior fiscal year. Also, gross margin improved from 27.4% for the 12 weeks ended September 22, 2010, to 27.9% for the 40 weeks ended April 6, 2011.

Our identical store sales decreased 0.5% and 1.1% for the third quarter and year to date periods of fiscal 2011, respectively, as compared to the same periods in the prior fiscal year primarily due to competitive activity and other general market factors, partially offset by the sales impact from passing through a portion of inflationary price increases in certain categories and sales increases in remodeled stores.

For the third quarter of fiscal 2011, basket size increased by 1.3% while transaction count decreased by 1.7% as compared to the same period in the prior fiscal year. For the year to date period, basket size increased by 0.6% while transaction count decreased by 1.7% as compared to the same period in the prior fiscal year.

Our gross margin for the third quarter of fiscal 2011 was 20 basis points better than the same period in the prior fiscal year due to the positive impact of pricing and promotional programs partially offset by a higher LIFO charge. For the year to date period, our gross margin was 40 basis points lower than the same period in the prior fiscal year due to a higher LIFO charge and an increase in other costs, which include inventory shrink.

Operating and administrative expenses were essentially flat for the third quarter and increased $21.8 million for the year to date period, as compared to the same periods in the prior fiscal year. For the third quarter, the increases in payroll and payroll-related costs and depreciation were offset by decreases in share-based compensation and other costs. The increase for the year to date period was due to increases in payroll and payroll-related costs, depreciation, and our self-insurance reserve adjustment, partially offset by decreases in share-based compensation and other costs.

RESULTS OF OPERATIONS

Continuing Operations

Net sales. Net sales for the 12 weeks ended April 6, 2011, were $1.6 billion, a decrease of $2.7 million, or 0.2% as compared to the same period in the prior fiscal year. Net sales for the 40 weeks ended April 6, 2011, were $5.3 billion, a decrease of $35.7 million, or 0.7%, compared to the same period in the prior fiscal year. Net sales primarily related to grocery and supermarket items. In aggregate, sales of the pharmacy, fuel, and floral departments comprised approximately 10% of retail sales for all periods reported in the accompanying Condensed Consolidated Statements of Operations.

The decrease in our net sales for the 12 and 40 weeks ended April 6, 2011, was the result of a decrease in our identical store sales and the loss of sales from three stores we closed in fiscal 2010 partially offset by sales from two stores that opened in the second half of fiscal 2010.

Identical store sales decreased 0.5% and 1.1% for the 12 and 40 weeks ended April 6, 2011, respectively, compared to the same periods in the prior fiscal year. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

The decrease in our identical store sales for the 12 and 40 weeks ended April 6, 2011, was the result of increases in basket size (average sales per customer visit on identical store sales) of 1.3% and 0.6% for the 12 and 40 weeks ended April 6, 2011, respectively, offset by decreases in transaction count (number of customer visits on identical store sales) of 1.7% for both the 12 and 40 weeks ended April 6, 2011.

Our identical store sales for the 12 weeks ended April 6, 2011, were negatively impacted by competitive activity and other general market factors, and the continued mix shift from brand name pharmaceutical products to generics, which negatively impacted identical store sales. Identical store sales were positively impacted by the pass through of a portion of inflationary price increases in certain categories, an increase in sales from our fuelperks!(R) and computer generated ordering initiatives, and higher sales in our remodeled stores.

Our identical store sales for the 40 weeks ended April 6, 2011, were negatively impacted by competitive activity and other general market factors, the continued mix shift from brand name pharmaceutical products to generics, and the loss of sales due to the oil spill. Identical store sales were positively impacted by the pass through of a portion of inflationary price increases in certain categories, an increase in sales from our fuelperks!(R) and computer generated ordering initiatives, and higher sales in our remodeled stores.

Gross Profit on Sales. Gross profit on sales increased $3.6 million for the 12 weeks ended April 6, 2011, and decreased $30.7 million for the 40 weeks ended April 6, 2011, compared to the same periods in the prior fiscal year. As a percentage of net sales, gross margin was 28.7% and 28.5% for the 12 weeks ended April 6, 2011, and March 31, 2010, respectively, and 27.9% and 28.3% for the 40 weeks ended April 6, 2011, and March 31, 2010, respectively.

For the 12 weeks ended April 6, 2011, gross margin increased by approximately 20 basis points as compared to the same period in the prior fiscal year due primarily to the effective management of pricing and promotional programs and partially offset by a higher LIFO charge.

For the 40 weeks ended April 6, 2011, gross margin decreased by approximately 40 basis points as compared to the same period in the prior fiscal year due primarily to a higher LIFO charge and an increase in other costs including inventory shrink.

Operating and Administrative Expenses. Operating and administrative expenses were essentially flat for the 12 weeks ended April 6, 2011, as compared to the same period in the prior fiscal year. Operating and administrative expenses increased $21.8 million for the 40 weeks ended April 6, 2011, as compared to the same period in the prior fiscal year. As a percentage of net sales, operating and administrative expense was 27.2% and 27.1% for the 12 weeks ended April 6, 2011, and March 31, 2010, respectively, and 28.5% and 27.9% for the 40 weeks ended April 6, 2011, and March 31, 2010, respectively.

Several items contributed to the changes in operating and administrative expenses for the 12 and 40 weeks ended April 6, 2011, as compared to the same periods in the prior fiscal year, as follows (in millions):

	12 weeks ended April 6, 2011	40 weeks ended April 6, 2011
Increase (decrease):
Payroll and payroll-related expenses	$1.2	14.1
Self-insurance reserve adjustment	—	12.5
Depreciation	2.1	10.8
Share-based compensation	(1.5)	(5.9)
Other, net	(1.8)	(9.7)

	$—	21.8

During the 40 weeks ended April 6, 2011, and March 31, 2010, we recorded adjustments to our self-insurance reserves as a result of the actuarial studies performed in the second quarter of each fiscal year. The reserve increase in fiscal 2011 negatively impacted operating and administrative expense by $5.2 million for the 40 weeks ended April 6, 2011, while the reserve decrease in fiscal 2010 positively impacted operating and administrative expense by $7.3 million for the 40 weeks ended March 31, 2010, resulting in a year over year change of $12.5 million.

Impairment Charges. No impairment charges were recorded during both the 12 weeks ended April 6, 2011, and March 31, 2010. Impairment charges related to store facilities of $4.5 million and $4.2 million were recorded during the 40 weeks ended April 6, 2011, and March 31, 2010, respectively. See Part I, Item 1, Note 3 for further discussion of impairment charges.

Interest Expense, Net. Interest expense, net, is primarily interest on long-term and short-term debt and capital leases, offset by interest income. Interest expense, net was $2.9 million and $1.0 million for the 12 weeks ended April 6, 2011, and March 31, 2010, respectively, and $6.1 million and $3.7 million for the 40 weeks ended April 6, 2011, and March 31, 2010, respectively. The increase in interest expense, net was related primarily to the acceleration of debt issue costs totaling $1.2 million associated with the amended and restated $600.0 million credit facility.

Income Taxes. Income tax benefit was $0.7 million and $2.7 million for the 12 and 40 weeks ended April 6, 2011, respectively. The effective tax rate was a benefit of 7.1% for the 40 weeks ended April 6, 2011. The rate for both the 12 and 40 weeks ended April 6, 2011, reflects our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits.

Income tax benefit was $1.0 million and $3.6 million for the 12 and 40 weeks ended March 31, 2010, respectively. The effective tax rate was a benefit of 21.2% for the 40 weeks ended March 31, 2010. The rate for both the 12 and 40 weeks ended March 31, 2010, reflects our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits. The rate for the 40 weeks ended March 31, 2010, also reflects the benefit of a reduction of an uncertain tax position.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of April 6, 2011, we had net operating loss carryforwards (”NOLs”) for federal income tax purposes of approximately $769 million that will begin to expire in fiscal 2025.

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

Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for the 40 weeks ended April 6, 2011, were $49.1 million. Net sales from discontinued operations for the 12 and 40 weeks ended March 31, 2010, were $62.3 million and $204.1 million, respectively. For the 40 weeks ended April 6, 2011, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, including pharmacy prescription files, $33.9 million of lease termination costs and $3.6 million of other costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of April 6, 2011, we had $532.2 million of liquidity, comprised of $358.7 million of borrowing availability under the Credit Agreement (defined below) and $173.5 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2011 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. Based on anticipated cash flow from operations and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2011 to operate our business and fund capital expenditures.

Credit Agreement

On November 21, 2006, Winn-Dixie Stores, Inc. and certain of our subsidiaries entered into an Amended and Restated Credit Agreement. This credit agreement provided for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million could be utilized for letters of credit. Obligations under the credit agreement were guaranteed by substantially all of our subsidiaries and were secured by senior liens on substantially all of our assets.

On March 18, 2011, Winn-Dixie Stores, Inc. and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $600 million (“Maximum Credit”) senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures March 18, 2016, at which time all principal amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by senior liens on substantially all of our assets. Debt issuance costs of $8.5 million are being amortized over the term of the Credit Agreement. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on March 21, 2011). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Minimum Excess Availability, Maximum Credit and Reserves.

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 40 weeks ended April 6, 2011.

Borrowing availability was $358.7 million as of April 6, 2011, as summarized below (in thousands):

April 6, 2011
Borrowing Base [1]	$562,823
Outstanding letters of credit	(147,800)
Minimum Excess Availability	(56,282)
Outstanding borrowings	(13)

Borrowing availability	$358,728

[1]	The lesser of the value of collateral or the Maximum Credit net of Reserves.

As shown in the table above, the Borrowing Base under the Credit Facility is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

As of April 6, 2011, letters of credit totaling $147.8 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 40 weeks ended April 6, 2011, and March 31, 2010 (in thousands):

	40 weeks ended
Cash provided by (used in) :	April 6, 2011	March 31, 2010
Operating activities	$80,006	134,710
Investing activities	(48,588)	(121,983)
Financing activities	(10,233)	(11,721)

Operating Activities. Net cash provided by operating activities of $80.0 million and $134.7 million for the 40 weeks ended April 6, 2011, and March 31, 2010, respectively, was due primarily to changes in working capital items and operating cash flows.

Investing Activities. For the 40 weeks ended April 6, 2011, and March 31, 2010, net cash used in investing activities was $48.6 million and $122.0 million, respectively. Capital expenditures including our store-remodeling program were $59.2 million and $122.5 million for the 40 weeks ended April 6, 2011, and March 31, 2010, respectively. In addition, we received $9.8 million in proceeds from sales of pharmacy prescription files related to the discontinued operations stores during the 40 weeks ended April 6, 2011. There were no similar sales in the same period of the prior fiscal year.

Financing Activities. For the 40 weeks ended April 6, 2011, net cash used in financing activities was $10.2 million due primarily to payments on capital leases and debt issue costs offset by an increase in book overdrafts. For the 40 weeks ended March 31, 2010, net cash used in financing activities was $11.7 million due primarily to payments on capital leases.

Capital Expenditures. Capital expenditures for fiscal 2011 are currently expected to be approximately $115.0 million, an $17.0 million decrease from our second quarter fiscal 2011 estimate due in part to the timing of expenditures for certain remodeling efforts that will occur in fiscal 2012 rather than fiscal 2011.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the second quarter of fiscal 2011 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of April 6, 2011, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of April 6, 2011, we had $13.4 thousand borrowing outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 6, 2011, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 6, 2011, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 6, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and in Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended January 12, 2011, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and in our Quarterly Report on Form 10-Q for the quarter ended January 12, 2011. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Second Amended and Restated Credit Agreement, dated March 18, 2011, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, Wells Fargo Bank, National Association, as the Administrative Agent, and Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents.	Previously filed as Exhibit 10.1 to Form 8-K on March 21, 2011, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Page intentionally blank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: May 16, 2011	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 16, 2011	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Second Amended and Restated Credit Agreement, dated March 18, 2011, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, Wells Fargo Bank, National Association, as the Administrative Agent, and Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents.	Previously filed as Exhibit 10.1 to Form 8-K on March 21, 2011, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.