Form 10-K
period 2011-06-29
WINN DIXIE STORES INC
filed 2011-08-29
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant on January 12, 2011, was approximately $356.1 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of August 11, 2011, 55,822,649 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

WINN DIXIE STORES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 29, 2011

PART I

The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. Unless specified to the contrary, all information herein is reported as of June 29, 2011, which was the end of our most recently completed fiscal year. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Information concerning the risks and uncertainties that you may wish to consider is included in “Item 1A: Risk Factors” of this Annual Report on Form 10-K and elsewhere in our filings with the Securities and Exchange Commission (the “SEC”). A number of factors, many of which are described in “Item 1A: Risk Factors”, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

ITEM 1:	BUSINESS

General

Founded in 1925, Winn-Dixie Stores, Inc. is a major food retailer operating primarily under the “Winn-Dixie” banner. As of June 29, 2011, we operated 484 stores in five states in the southeastern United States.

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

Under the Plan, 400 million shares of new common stock were authorized under the amended and restated articles of incorporation of Winn-Dixie Stores, Inc. Pursuant to the terms of the Plan, 54 million shares of new common stock were issued to the Company’s disbursing agent for distribution to unsecured creditors. All such shares were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. Subsequent to the Effective Date, the Company’s common stock trades on The NASDAQ Stock Market (“NASDAQ”) under the symbol “WINN.”

We generate revenues and cash as we sell products to guests in our stores. We earn a profit by selling these products at price levels in excess of our costs, which include procurement, distribution, occupancy and overhead expenses. Our operations are within one reportable segment. The Consolidated Financial Statements set forth in Item 8 below present our results of operations, financial position and cash flows.

Stores

The following chart identifies each of our markets by state and retail market area, the number of stores in each market area and the banners under which they operate as of June 29, 2011. We operate our grocery warehouse stores under the “SaveRite” banner.

	Total	Winn-Dixie	SaveRite
Florida	328	323	5

Orlando / Daytona	67	66	1
Miami / Fort Lauderdale	72	72	—
Tampa /St. Petersburg	60	59	1
Jacksonville	48	45	3
West Palm Beach / Fort Pierce	26	26	—
Fort Myers / Naples	14	14	—
Mobile / Pensacola / Panama City	26	26	—
Tallahassee / Gainesville	15	15	—

Alabama	70	70	—

Birmingham	25	25	—
Mobile / Pensacola	19	19	—
Montgomery	16	16	—
Columbus / Dothan	10	10	—

Georgia	21	21	—

Louisiana	51	51	—

New Orleans	32	32	—
Baton Rouge / Lafayette	19	19	—

Mississippi	14	12	2

Total stores as of June 29, 2011	484	477	7

The following chart provides selected information related to our stores for the last five fiscal years:

	2011	2010	2009	2008	2007
Opened during fiscal year	—	2	—	2	2
Closed or sold during fiscal year	30	3	6	1	21
In operation at fiscal year-end	484	514	515	521	520
Year-end average supermarket square footage (in thousands)	46.8	46.9	46.8	46.7	46.8

Strategic Initiatives

Over the last several years, we have focused on creating a “fresh and local” experience in our stores. Building upon that foundation, we are now working to provide our guests a more meaningful shopping experience that will further evolve and improve our brand image. Our multi-year strategic initiatives include building guest loyalty, growing profitable sales and improving our brand image. We recently introduced a strategic framework to our team members that focuses on a refined company vision, a new set of values and a promise to our guests to make their lives easier and fun.

We believe capital investment in our stores is important to improving our brand image, and in fiscal 2011, we introduced enhancements to our store remodel program. The enhancements include many expanded and upscale attributes that create a more inviting shopping experience in a new format that we refer to as a “transformational” store. Some of the enhancements are a wood-burning rotisserie, an expanded deli department, a whole bean coffee station, a candy shop, and locally grown produce and other products local to the area. As we continue to refine our store remodel program, we will continue to select strategically stores to transform our brand image for our guests.

Merchandising

Substantially all of our stores offer grocery, dairy, frozen food, meat, seafood, produce, deli, bakery, floral, health and beauty, and other general merchandise items. Certain stores offer pharmacies, distilled spirits and fuel.

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

Suppliers and Raw Materials Sources

We receive the products sold in our stores from a number of sources. We are not dependent on a single or relatively few suppliers. We believe that the products we sell are available in sufficient quantities to meet guest demand adequately. As with any supermarket, many brands have high consumer recognition. Though we may be able to find alternate suppliers for a particular type of product, we would likely experience negative guest response if we were unable to supply a particular brand of product.

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

Working Capital

As of June 29, 2011, working capital was comprised of $887.9 million of current assets and $665.3 million of current liabilities. Normal operating fluctuations in these substantial balances can result in changes to cash flows from operating activities as presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements related to working capital items.

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

Employees

As of June 29, 2011, we employed approximately 47,000 team members, of whom approximately 56% were employed on a part-time basis. None of our team members are covered by a collective bargaining agreement.

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

We operate in a highly competitive industry with low profit margins and actions taken by our competitors can negatively impact our results of operations.

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

Our industry is highly competitive with low profit margins. Pricing is a significant driver of consumer choice in our industry and we regularly engage in price competition, particularly through our promotional programs. To the extent that our competitors lower prices, through increased promotional activity or otherwise, our ability to maintain gross profit margins and sales levels may be negatively impacted. Several of our primary competitors are larger than we are, have greater financial resources available to them and, therefore, may be able to devote greater resources to invest in pricing and promotional programs.

Actions taken by our competitors may negatively impact our business and we may not have sufficient resources to respond to significant competitor investments in pricing and promotional programs or store base.

Failure to execute successfully our core strategic initiatives could adversely affect our financial condition and results of operations.

Over the last several years, we have focused on creating a “fresh and local” experience in our stores. Building upon that foundation, we are now working to provide our guests an improved shopping experience that will further evolve and improve our brand image. Our multi-year strategic initiatives include building guest loyalty, growing profitable sales and improving our brand image. We recently introduced an updated strategic framework to our team members that focuses on a refined company vision, a new set of values and a promise to our guests to make their lives easier and fun.

Our financial strategy is intended to achieve a balance between sales and earnings growth. Because many of our operating costs — such as rent, utilities and minimum labor staffing levels — are largely fixed, low levels of sales productivity negatively impact profitability. Our sales per square foot are significantly less than those of our leading competitors. To achieve levels of profitability consistent with most of our industry peers, we must increase our average sales per square foot, while maintaining or improving gross margin rates.

Our financial condition and results of operations could be adversely affected if we fail to successfully execute these core strategic initiatives or if our initiatives do not meet the expectations of our guests.

Failure to achieve expected results from our store-remodel program could adversely affect our financial condition and results of operations.

We believe capital investment in our stores is important to improving our brand image. Stores in need of remodeling are at risk of sales erosion, particularly when they compete with newer or better-maintained competitor facilities. We continually refine our remodel strategy using a market-by-market analysis, which considers such factors as the appropriate remodel scope and expected returns. In fiscal 2011, we introduced enhancements to our remodel program to include many expanded and upscale attributes that create a more inviting shopping experience in a new format that we refer to as a “transformational” store. As we continue to refine our store remodel program, we will continue to select strategically stores to transform our brand image for our guests.

If the remodel program does not meet the expectations of our guests, stay within the time and financial budgets we have forecasted or achieve expected results, our future financial condition and results of operations could be materially adversely affected.

We expect that cash flows from operations and borrowing availability under our credit facility will be sufficient to fund our existing operations and remodel program. However, in the event that our overall liquidity decreases, it may be necessary to reevaluate our liquidity needs, and, to the extent we deem appropriate, review our business operations and capital structure to ensure appropriate overall liquidity. Actions we might take could include, but may not be limited to, capital expenditure reductions that impact the store remodel program, asset sales, or seeking additional capital through issuances of debt or equity securities. Any issuance of debt securities could result in increased interest expense and additional restrictive covenants; any issuance of equity securities could result in dilution of existing shareholders or in new equity securities having rights, preferences or privileges senior to those of existing holders of common stock.

Adverse economic conditions could negatively affect our results of operations and financial condition.

The retail food industry is sensitive to changes in overall economic conditions that impact consumer spending and purchasing habits. General economic conditions in our market areas such as higher levels of unemployment, weakness in the housing market, inflation in food and energy, and lagging consumer confidence could reduce consumer spending and cause consumers to switch to a less expensive mix of products or trade down to discounters for grocery items. Adverse economic conditions in our markets have affected and could continue to affect our results of operations.

In addition, the current operating environment remains uncertain, and factors such as inflation in food, energy and commodity prices and other operating costs, as well as extended duration or deterioration in current economic conditions could negatively impact our results of operations and financial condition.

Failure to attract, train and retain qualified associates could adversely affect our ability to carry out strategic initiatives and ultimately impact our financial performance.

The retail food industry is labor intensive. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.

We must identify, develop, and retain talent to ensure that we can execute our strategic initiatives. Failure to do so could adversely affect our results of operations.

Increased operating costs due to changes in laws and other regulations affecting our industry could adversely affect our results of operations.

We are subject to numerous federal, state and local laws and regulations such as those affecting food manufacturing, food and drug distribution and retailing, labor and environmental practices, accounting standards and taxation requirements.

Ongoing efforts related to the implementation of recently enacted food safety and health care reform legislation create uncertainty about the probability and impact of future regulatory changes. In addition, new mandates, fees and taxes and stricter regulatory oversight can significantly impact operations and compliance costs.

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

Sales of prescription drugs reimbursed by third party payers, including Medicare Part D and state sponsored Medicaid agencies, represent a significant portion of our pharmacy sales. Continued reimbursement rate pressures, and increased regulatory requirements related to such third party payers, may adversely affect our business and results of operations.

Food safety issues could negatively impact our brand image and results of operations.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food or drug products, even if the basis for the concern is out of our control. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. The real or perceived sale of contaminated food or drug products by us could result in product liability claims and a loss of the confidence of our guests, which could adversely affect our results of operations.

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

Our operations are concentrated in Florida and in other states along the Gulf of Mexico and the Atlantic Ocean, which increases the likelihood of being negatively affected by hurricanes and windstorm activity. Specific risks that we face include the following:

•

while we have placed generators in stores we believe are most likely to be at risk from hurricanes and windstorm activity, we have not implemented a comprehensive program to place generators in every store;

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

The following table details the properties utilized in our one reportable segment as of June 29, 2011:

	Owned	Leased	Total
Retail Stores	8	476	484
Distribution Centers	1	5	6
Corporate Headquarters	—	1	1

Total	9	482	491

A more detailed description of our leasing arrangements appears in Item 8, Note 12.

ITEM 3:	LEGAL PROCEEDINGS

See Note 16 to the Consolidated Financial Statements included in Item 8 of this Report for a discussion of legal proceedings.

ITEM 4:	RESERVED

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Winn-Dixie’s common stock is traded on NASDAQ under the symbol WINN. The number of holders of record of our common stock as of August 11, 2011, was 3,994. Approximately 75% of our outstanding common stock is held in “street name” by depositories or nominees on behalf of beneficial holders.

We did not pay dividends during fiscal 2011 or fiscal 2010. Under the terms of our Credit Agreement, we are restricted from paying dividends.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2011.

The following table shows the quarterly high and low sales prices of the Company’s common stock for fiscal 2011 and fiscal 2010:

	2011		2010
	High	Low	High	Low
First Quarter	$10.44	6.25	16.00	12.36
Second Quarter	$7.46	5.95	15.08	9.80
Third Quarter	$7.20	6.05	13.17	8.90
Fourth Quarter	$9.56	6.53	13.90	9.60

The following table presents information about our common stock that may be issued under equity-based compensation plans as of June 29, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options warrants and rights (in thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1) ($)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (in thousands)
Equity compensation plans approved by shareholders	6,302	14.18	1,728
Equity compensation plans not approved by shareholders	—	—	—

Total	6,302	14.18	1,728

(1)	The weighted average exercise price does not take into account 2.3 million shares issuable related to restricted stock units, which have no exercise price.

The following graph shows the cumulative total shareholder return for the Company’s common stock during the period from November 22, 2006, to June 29, 2011. Five-year historical data is not presented because the Company’s stock began trading on NASDAQ on November 22, 2006, following the Company’s emergence from bankruptcy.

The graph also shows the cumulative returns of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Food Retail Index. The Standard & Poor’s 500 Food Retail Index replaced a peer group of food retailers used in the prior fiscal years, which included Supervalu Inc., The Kroger Co., Safeway Inc., and The Great Atlantic and Pacific Tea Company Inc. The established industry index is designed to represent and measure the retail food sub-industry.

Data and graph provided by Zacks Investment Research, Inc. Copyright© 2011, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.

ITEM 6:	SELECTED FINANCIAL DATA

Upon emergence from bankruptcy protection, we adopted the “fresh-start reporting” provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting for Entities Under the Bankruptcy Code” effective November 15, 2006, which was the end of our immediately preceding accounting period. Under fresh-start reporting, a new reporting entity was deemed to have been created, and all assets and liabilities were revalued to their fair values, which resulted in material adjustments to the historical carrying amount of reorganized assets and liabilities. Accordingly, our Consolidated Financial Statements for periods prior to November 15, 2006, are not comparable to our Consolidated Financial Statements for periods on or after November 15, 2006.

References to the “Successor” refer to Winn-Dixie on or after November 15, 2006, after application of fresh-start reporting. References to the “Predecessor” refer to Winn-Dixie prior to November 15, 2006. References such as the “Company,” “we,” “our” and “us” refer to Winn-Dixie Stores, Inc. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

We derived the financial data below from our Consolidated Financial Statements included in Item 8 of this report and from our previously issued consolidated financial statements. We reclassified all necessary data to reflect discontinued operations, as described in Note 13 of the Consolidated Financial Statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, included in Item 7 and Item 8, respectively, of this report.

	Successor					Predecessor
	Fiscal				32 weeks ended June 27, 2007	20 weeks ended Nov. 15, 2006
In millions, except per share data	2011	2010(1)	2009	2008
Results of continuing operations:
Net sales	$6,881	6,980	7,079	6,975	4,322	2,554
Gross profit	$1,918	1,992	2,017	1,905	1,180	678
Operating and administrative expenses	$1,939	1,950	1,953	1,878	1,138	743
(Loss) income before reorganization items and income taxes	$(33)	32	76	29	46	(88)
Reorganization items, net gain	$—	—	—	—	—	(334)
(Loss) income from continuing operations	$(30)	37	40	15	29	260
Net (loss) income per share from continuing operations:
Basic and Diluted	$(0.54)	0.67	0.74	0.28	0.54	1.84
Financial data as of fiscal period end:
Capital expenditures	$93	189	223	229	69	24
Working capital	$223	241	295	314	441	433
Total assets	$1,800	1,838	1,815	1,776	1,699	1,719
Capital lease obligations - long term	$32	20	24	18	19	9
Shareholders’ equity	$864	924	879	826	797	759

(1)	Fiscal 2010 was comprised of 53 weeks.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Summary

Fiscal 2011 was a challenging economic environment. We focused on balancing sales and margin in our pricing and promotional programs and implementing sustainable merchandising and marketing initiatives tailored to the needs of our guests. As a result, our identical store sales were positive for the fourth quarter and essentially flat for fiscal year 2011, as compared to the corresponding prior year period. Our identical stores sales were impacted positively by inflation and several key company initiatives (such as our fuelperks!® Rewards program, the rollout of our computer generated ordering system and our remodel program), offset by competitive activity, other general market factors and the continued mix shift from brand name pharmaceutical products to generics. Identical store sales for fiscal 2011 decreased 0.1% as compared to fiscal 2010. Gross profit as a percentage of net sales for fiscal 2011 decreased 0.6% compared to fiscal 2010 due to a higher LIFO charge in fiscal 2011 and the effect of our pricing and promotional programs. Operating and administrative expenses decreased due to an extra week in fiscal 2010 offset by increases in payroll and payroll related expenses, depreciation and in general liability claims losses.

As we announced in July 2010, in order to lower our cost structure, improve efficiency, and build the right foundation for our business, we reviewed both our retail operations and support structure. As a result, we decided to exit 30 non-remodeled, underperforming stores. In addition, we eliminated approximately 120 positions in our corporate and field support staff. The store closures and position eliminations were substantially complete by the end of the first quarter of fiscal 2011.

RESULTS OF OPERATIONS

Continuing Operations

Fiscal year ended June 29, 2011 (“fiscal 2011”), comprised of 52 weeks, as compared to fiscal year ended June 30, 2010 (“fiscal 2010”), comprised of 53 weeks

Dollar amounts in millions	Fiscal 2011	Fiscal 2010	Increase (Decrease)%
Net sales	$6,881	6,980	(99)	-1.4%
Impact of extra week in fiscal 2010	—	(113)	113
Other revenue	(50)	(44)	(6)
Sales in 2 new and 3 closed stores	(48)	(31)	(17)

Identical store sales	$6,783	6,792	(9)	-0.1%

Basket size (average sales per guest visit on identical store sales)				1.3%
Transaction count (number of guest visits on identical store sales)				-1.5%
Gross profit on net sales	$1,918	1,992	(74)	-3.7%
% of net sales	27.9%	28.5%	-0.6%
Operating and administrative expenses	$1,939	1,950	(11)	-0.6%
% of net sales	28.2%	27.9%	0.3%

Net Sales. Net sales for the 52 weeks ended June 29, 2011, decreased as compared to the prior year due primarily to an extra week of sales in fiscal 2010. Identical store sales were essentially flat in fiscal 2011 as compared to fiscal 2010.

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. Identical store sales comparisons were measured on a 52-week basis while the net sales comparison was based on 52 weeks in fiscal 2011 and 53 weeks in fiscal 2010.

Identical store sales were impacted positively by inflation and key company initiatives (such as our fuelperks!® Rewards program, computer generated ordering system and our remodel program), offset by competitive activity, other general market factors and the continued mix shift from brand name pharmaceutical products to generics.

During fiscal 2011, food inflation was the largest factor that impacted identical store sales. We experienced sizable cost increases in several commodities that, in most cases, we were able to pass through. In fiscal 2010, inflation had an insignificant impact on the full year identical store sales.

Gross Profit on Net Sales. Gross profit as a percentage of net sales for the 52 weeks ended June 29, 2011, decreased due primarily to a higher LIFO charge recognized in fiscal 2011 compared to fiscal 2010 (30 basis points) and the effect of pricing and promotional activity (20 basis points) and other items (10 basis points).

Operating and Administrative Expenses. The table below details the changes in operating and administrative expenses for fiscal 2011 as compared to fiscal 2010. Fiscal 2011 operating and administrative expenses include 52 weeks compared to 53 weeks in fiscal 2010 (dollar amounts in millions).

Increase (decrease)	As Reported	Estimated Fiscal 2010 week 53	52 week basis
Depreciation	$12.2	—	12.2
Insurance (1)	7.1	1.5	8.6
Payroll and payroll-related expenses	(3.6)	19.8	16.2
Share-based compensation	(6.8)	0.3	(6.5)
Occupancy cost	(8.8)	4.1	(4.7)
Other, net	(11.4)	9.0	(2.4)

	$(11.3)	34.7	23.4

(1)

Includes cost of claims, premiums, administrative and other costs related to general liability, workers’ compensation and auto liability coverage, as well as premiums on property loss and other lines of coverage. Insurance costs related to employee medical are included in payroll and payroll-related expenses.

Operating and administrative expenses decreased in fiscal 2011 as compared to fiscal 2010 due primarily to an extra week of expense in fiscal 2010 offset by increases in payroll and payroll related expenses, depreciation and self-insurance. During fiscal 2011 and fiscal 2010, we recorded adjustments to our prior year self-insurance reserves as a result of the actuarial studies performed in the second and fourth quarters of each fiscal year. The reserve increase in fiscal 2011 negatively impacted operating and administrative expense by $6.6 million, while the reserve decrease in fiscal 2010 positively impacted operating and administrative expense by $10.9 million. The $17.5 million increase in reserve adjustments in fiscal 2011 as compared to fiscal 2010 was partially offset by a decrease in the cost of insurance premiums and a reduction in the amount of workers’ compensation and general liability claims occurring in fiscal 2011.

Impairment Charges. Impairment charges of $5.2 million and $4.6 million were recorded in fiscal 2011 and fiscal 2010, respectively. See Item 8, Note 6 for further discussion of impairment charges.

Interest Expense, net. Interest expense is primarily interest related to our credit facility and capital leases, offset by interest income. Interest expense, net was $7.2 million and $4.7 million for fiscal 2011 and fiscal 2010, respectively.

The increase in interest expense, net was primarily related to the acceleration of debt issue costs totaling $0.8 million associated with the amended and restated $600.0 million credit facility, an increase in capital lease interest for new leases in fiscal 2011 and a decrease in capitalized interest as compared to fiscal 2010. See Item 8, Note 9 for further description of interest expense, net.

Income Taxes. Income tax benefit for fiscal 2011 was $3.2 million, which resulted in an effective tax rate benefit of 9.8% on continuing operations. The rate reflected our ability to carry back certain net operating losses while maintaining a full valuation allowance and certain refundable credits. Income tax benefit for fiscal 2010 was $4.3 million, which resulted in an effective tax rate benefit of 13.3% on continuing operations. The rate reflected our ability to carry back certain net operating losses while maintaining a full valuation allowance, certain refundable credits and the benefit of a reduction of uncertain tax positions.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of June 29, 2011, we had $776.5 million of net operating loss (NOL) carryforwards for federal income tax purposes that will begin to expire in fiscal 2025 and NOL carryforwards for state income tax purposes of $996.3 million that will begin to expire in fiscal 2019. In addition, we had tax credit carryforwards of $37.9 million for federal income tax purposes, which will begin to expire in fiscal 2023.

As of June 29, 2011, we had $551 thousand of unrecognized tax benefits; if recognized, none of this amount would change our effective income tax rate. We do not anticipate that we will record any significant change in the unrecognized tax benefit during fiscal 2012.

Generally, the statute of limitations remains open for our federal and state income tax returns for our fiscal 2009 through 2011 tax years.

Fiscal year ended June 30, 2010 (“fiscal 2010”), comprised of 53 weeks, as compared to fiscal year ended June 24, 2009 (“fiscal 2009”), comprised of 52 weeks

Dollar amounts in millions	Fiscal 2010	Fiscal 2009	Increase (Decrease)%
Net sales	$6,980	7,079	(99)	-1.4%
Impact of extra week in fiscal 2010	(113)	—	(113)
Other revenue	(44)	(35)	(9)
Sales in new and closed stores	(31)	(64)	33

Identical store sales	$6,792	6,980	(188)	-2.7%

Basket size (average sales per guest visit on identical store sales)				-0.7%
Transaction count (number of guest visits on identical store sales)				-2.1%
Gross profit on net sales	$1,992	2,017	(25)	-1.3%
% of net sales	28.5%	28.5%	—%
Operating and administrative expenses	$1,950	1,953	(3)	-0.1%
% of net sales	27.9%	27.6%	0.3%

Net Sales. Net sales for the 53 weeks ended June 30, 2010, decreased as compared to the prior year due to a decrease in our identical store sales and the loss of sales from six stores we closed during fiscal 2009, offset by an extra week of sales in fiscal 2010 and sales from two new stores.

We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the year and excluding stores that opened or closed during the year. Identical store sales comparisons were measured on a 52-week basis while the net sales comparison was based on 53 weeks in fiscal 2010 and 52 weeks in fiscal 2009.

Identical store sales were impacted negatively by competitive activity and other general market factors, non-recurring storm-related sales occurring in fiscal 2009 (40 basis points), and the continued mix shift from brand name pharmaceutical products to generics (50 basis points), partially offset by sales increases related to remodeled stores.

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

Gross Profit on Net Sales. Gross profit as a percentage of net sales for the 53 weeks ended June 30, 2010 was unchanged as compared to fiscal 2009. While gross margin was impacted negatively from pricing and promotional programs (30 basis points), it was impacted positively by the small LIFO benefit recognized in fiscal 2010 compared to a charge in the prior year (20 basis points) and other items (10 basis points).

Operating and Administrative Expenses. The table below details the changes in operating and administrative expenses for fiscal 2010 as compared to fiscal 2009. Fiscal 2010 operating and administrative expenses include 53 weeks compared to 52 weeks in fiscal 2009 (dollar amounts in millions).

Increase (decrease)	As Reported	Estimated Fiscal 2010 week 53	52 week basis
Payroll and payroll-related expenses	$8.1	19.8	(11.7)
Insurance (1)	4.7	1.5	3.2
Occupancy Cost	1.5	4.1	(2.6)
Hurricane expenses	(2.6)	—	(2.6)
Utilities	(5.5)	2.6	(8.1)
Other, net	(9.0)	6.7	(15.7)

	$(2.8)	34.7	(37.5)

(1)

Includes cost of claims, premiums, administrative and other costs related to general liability, workers’ compensation and auto liability coverage, as well as premiums on property loss and other lines of coverage. Insurance costs related to employee medical are included in payroll and payroll-related expenses.

Operating and administrative expenses decreased in fiscal 2010 as compared to fiscal 2009 due primarily to lower employee medical and payroll related expenses and lower fuel rates for utilities, offset by an extra week of expenses in fiscal 2010.

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

Impairment Charges. Impairment charges of $4.6 million and $5.2 million were recorded in fiscal 2010 and fiscal 2009, respectively. See Item 8, Note 6 for further discussion of impairment charges.

Interest Expense, net. Interest expense is primarily interest related to our credit facility and capital leases, offset by interest income. Interest expense, net was $4.7 million and $5.0 million for fiscal 2010 and fiscal 2009, respectively.

The decrease in interest expense, net was primarily related to lower interest expense offset by lower interest income during fiscal 2010, as compared to fiscal 2009. Interest income was $0.3 million and $2.1 million for fiscal 2010 and fiscal 2009, respectively. See Item 8, Note 9 for further description of interest expense, net.

Income Taxes. Income tax benefit for fiscal 2010 was $4.3 million, which resulted in an effective tax rate benefit of 13.3% on continuing operations. The rate reflected our ability to carry back certain net operating losses while maintaining a full valuation allowance and recording certain refundable credits and the benefit of a reduction of uncertain tax positions. Income tax expense for fiscal 2009 was $36.2 million. The income tax expense will not result in significant cash payments due to the availability of net operating loss (NOL) carryforwards, as further described below. The effective tax rate for fiscal 2009 was an expense of 47.4% on continuing operations, which differs from statutory rates due primarily to permanent items and the impact of an adjustment due to the finalization of the prior year tax return.

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

During fiscal 2011, we closed 30 non-remodeled, underperforming stores. Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for fiscal 2011, fiscal 2010 and fiscal 2009 were $49.1 million, $267.6 million and $287.8 million, respectively. For fiscal 2011, the loss on disposal of discontinued operations consisted of $7.6 million net gain on sale or retirement of assets, including pharmacy prescription files, $31.4 million of lease termination costs and $3.6 million of other costs.

The following table presents the detail of liability activity for costs related to closed stores.

	Total	Lease Termination Costs	Other Closing Costs
Balance at June 30, 2010	$(12,490)	(12,490)	—
Expense	(37,995)	(34,321)	(3,674)
Cash payments	16,522	12,848	3,674

Balance at June 29, 2011	$(33,963)	(33,963)	—

The balance at June 30, 2010, includes $4.8 million of closed store lease liability related to stores closed prior to the 30 closures and $7.7 million of accrued expenses related to the leases of the 30 closures that were reclassified to the closed store lease liability in fiscal 2011. The expense amount includes leases added to the accrual and the effect on operations from the accretion of the present value of the expected future rental payments, and adjustments due to the settlement of certain leases. The cash payments include payments made for rent and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of June 29, 2011, we had $553.7 million of liquidity, comprised of $345.9 million of borrowing availability under the Credit Agreement and $207.8 million of cash and cash equivalents. We believe that we have sufficient liquidity through borrowing availability, available cash and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures through fiscal 2012. Based on anticipated cash flow from operations and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2012 to operate our business and fund our capital expenditures.

Credit Agreement

On November 21, 2006, Winn-Dixie Stores, Inc., and certain of its subsidiaries entered into an Amended and Restated Credit Agreement. This credit agreement provided for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million could be utilized for letters of credit. Obligations under the credit agreement were guaranteed by substantially all of our subsidiaries and were secured by senior liens on substantially all of our assets.

On March 18, 2011, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $600.0 million (“Maximum Credit”) senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures March 18, 2016, at which time all principal amounts outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by senior liens on substantially all our assets. Debt issuance costs of $9.0 million are being amortized over the term of the Credit Agreement. This Form 10-K contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on March 21, 2011). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Minimum Excess Availability, Maximum Credit and Reserves.

We had no borrowings on the Credit Agreement, other than fees charged by the lender, during fiscal 2011 and fiscal 2010. Costs associated with the Amended and Restated Credit Agreement were also included in the borrowings for fiscal 2011. As of June 29, 2011, no amount was outstanding.

Borrowing availability was $345.9 million as of June 29, 2011, as summarized below (in thousands):

June 29, 2011
Borrowing Base [1]	$544,897
Outstanding letters of credit	(144,460)
Minimum Excess Availability	(54,490)
Outstanding borrowings	—

Borrowing availability	$345,947

[1]	The lesser of the value of collateral or the Maximum Credit net of Reserves.

As shown in the table above, the Borrowing Base under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

As of June 29, 2011, letters of credit totaling $144.5 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to insurance programs including workers’ compensation programs. Minimum Excess Availability is the greater of 10% of the Borrowing Base or $40.0 million.

Historical Cash Flow Data

The table below presents certain Consolidated Statements of Cash Flows data for fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cash provided by (used in):
Operating activities	$144,399	172,019	199,556
Investing activities	(79,174)	(187,744)	(196,269)
Financing activities	(9,788)	(14,771)	(21,739)

Operating Activities. Net cash provided by operating activities for fiscal 2011 was due primarily to operating cash flows and working capital changes primarily from working capital initiatives focused on improving vendor payment terms and inventory reduction. Net cash provided by operating activities for fiscal 2010 and fiscal 2009 was due primarily to operating cash flows and working capital changes primarily from working capital initiatives focused on improving vendor payment terms, inventory reduction and account receivable collections. In fiscal 2011, we paid $15.4 million related to the settlement of bankruptcy tax claims offset by collections of $3.7 million related to income tax refunds. In fiscal 2009, we collected $28.9 million of proceeds from insurance claims of which $11.3 million related to operating activities and $17.6 million related to property and equipment, which is classified as an investing activity. We did not have any proceeds from insurance claims in fiscal 2011 and fiscal 2010. Cash flows from operating activities related to discontinued operations for fiscal 2011, fiscal 2010 and fiscal 2009 primarily relate to the loss from discontinued operations included on the Consolidated Financial Statements.

Investing Activities. For fiscal 2011, net cash used in investing activities related primarily to our store-remodeling program and investments in technology. For fiscal 2010 and fiscal 2009, net cash used in investing activities related primarily to expenditures for our store-remodeling program. In fiscal 2011, we received proceeds from asset sales related to the closure of 30 stores including pharmacy prescription files of $10.1 million. In fiscal 2009 we collected $17.6 million of proceeds from insurance claims related to investing activities. We did not have any proceeds from insurance claims in fiscal 2011 and fiscal 2010.

Financing Activities. For fiscal 2011, net cash used in financing activities related primarily to payments on capital leases of $12.1 million and $8.5 million in debt issue costs associated with the amended and restated $600.0 million credit facility offset by an increase in book overdrafts of $10.8 million. For fiscal 2010 and fiscal 2009, net cash used in financing activities related primarily to payments on capital leases of $11.4 million and $9.1 million, respectively. Also in fiscal 2010 and fiscal 2009, net cash used in financing activities was impacted by decreases in our book overdraft position.

Capital Expenditures. In fiscal 2012, we expect capital expenditures to total approximately $200.0 million, of which approximately $125.0 million is for our store-remodeling program and new stores. We anticipate spending approximately $75.0 million on other capital expenditures, including retail store maintenance, information technology, and other projects.

OUTLOOK AND TRENDS

We recognize the need to adjust our business model to meet the changing needs and expectations of our guests. We regularly assess the trends present in the markets in which we compete. Generally, it is difficult to predict if a trend will continue and it is possible that new trends will develop which will affect an existing trend. We believe the following economic and/or industry trends are likely to continue for at least the next fiscal year:

•	New competitive store openings will continue in our markets including traditional grocery stores, supercenters, drug stores, dollar-discount stores and restaurants.

•	Consumer spending behavior will continue to be impacted by the general economic environment.

•	Pricing will continue to be a significant driver of consumer choice in the industry.

•	The percentage of generic pharmaceuticals sales to branded pharmaceuticals is expected to continue to increase.

We expect to continue to focus on building guest loyalty, growing profitable sales and improving our brand image over the long term. In addition, we believe the following plans and business specific trends will have an impact on our business during fiscal 2012.

•	We will continue to focus on our guest shopping experience and innovative merchandising and marketing initiatives to make our guest’s lives easier and fun.

•

We will continue our store-remodeling program with plans to enhance our capital investment in strategically selected stores to improve our brand image. We expect to spend approximately $125.0 million in fiscal 2012 on our store- remodeling program and new stores.

•	We will continue to focus on cost management.

•	We will continue to focus on balancing our pricing and margin decisions to drive profitable sales.

•	We will continue our business focus on our corporate brand products.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We assume various financial obligations and commitments in the normal course of our operating and financing activities. Contractual obligations represent known future cash payments that we will be required to make under existing arrangements, such as debt and lease agreements. The table below presents the scheduled payments due under our contractual obligations as of June 29, 2011:

Contractual Obligations

	Payment due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt [1]	$—	—	—	—	—
Capital leases	50.8	13.3	24.5	11.7	1.3
Operating leases	1,274.9	205.8	365.1	289.0	415.0
Purchase obligations [2]	161.3	150.8	10.5	—	—
Retirement plans [3]	12.6	1.3	2.4	2.4	6.5
Other	39.4	25.1	9.0	2.1	3.2

Total	$1,539.0	396.3	411.5	305.2	426.0

[1]	Excludes: $144.5 million of letters of credit outstanding under the Credit Agreement; and Borrowing Availability of $345.9 million.

[2]

We enter into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Contracts that are cancelable within 60 days are excluded. Contracts that are either non-cancelable or are less specific as to our obligations upon cancellation are included above. When applicable, we used anticipated purchase volumes to allocate the purchase obligation to the indicated periods. The amounts above include open purchase orders of $137.2 million.

[3]	Payments for retiree plans are based on actuarial projections related to our post-retirement benefits.

IMPACT OF INFLATION

Inflation impacts our operating costs including, but not limited to, cost of goods, supplies, utilities, occupancy costs, and labor expenses. We typically seek to mitigate these effects by passing along inflationary increases in costs through increases in the selling prices of our products. To the extent we pass through cost increases in the form of higher selling prices, our sales are positively impacted. If we are unable to pass through cost increases, we may experience pressure on our gross margins. We also seek to mitigate cost inflation through strategically managing pricing and promotions, lowering overhead costs, and/or by increasing productivity.

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

Merchandise Inventories. Merchandise inventories are stated at the lower of cost or market. Approximately 85% of the Company’s merchandise inventories are valued using the dollar-value, link-chain last-in, first-out (“LIFO”) method. This method requires management to estimate cumulative price indices driven by the change in current year costs as well as the change in the dollar value inventory on hand. Unanticipated changes in the current year costs may materially affect our LIFO reserve. The remaining merchandise inventories, which consist of pharmacy, produce, deli and bakery are valued at first in, first out (FIFO) method.

The retail inventory method is used for non-perishable inventory at the stores to estimate inventory cost. This method requires management to estimate a cost to retail ratio, based on a selected product mix of non-perishable inventory, to mark retail inventory down to cost. The retail inventory method includes certain judgments and estimates that could impact the ending inventory valuation at cost.

Allowances for inventory shortages are estimated based on physical inventory counts and historical information. Any changes in these estimates could have a significant impact on merchandise inventory reserves.

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

Closed Facility Lease Liability. For closed store and warehouse facilities that are no longer used in our current operation but are under non-cancelable long-term leases, we record a liability based upon the present value of expected payments over the remaining lease term, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments generally include lease payments, real estate taxes, common area maintenance charges, insurance and utility costs. Our estimate of future expected payments is based on experience and knowledge of the real estate market for each closed facility and existing economic conditions. Adjustments are made for changes in estimates in the period in which the changes become known.

While individual closed facility liabilities are deemed to be adequate, it is possible that real estate market and economic conditions could cause changes in our assumptions and may require adjustments to the liability.

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

At June 29, 2011, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. However, as of June 29, 2011, we had no amount outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 29, 2011 and June 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winn-Dixie Stores, Inc. and subsidiaries as of June 29, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respect, the information set forth therein.

As discussed in notes 7 and 17 to the consolidated financial statements, the Company adopted the provisions of ASC Topic 805 “Business Combinations” as of June 25, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

August 29, 2011

Jacksonville, Florida

Certified Public Accountants

This page intentionally left blank.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 29, 2011, June 30, 2010, and June 24, 2009

Amounts in thousands except per share data	2011	2010*	2009
Net sales	$6,880,776	6,980,118	7,079,127
Cost of sales, including warehouse and delivery expenses	4,962,508	4,988,193	5,061,960

Gross profit on net sales	1,918,268	1,991,925	2,017,167
Operating and administrative expenses	1,938,902	1,950,205	1,952,984
Gain on insurance settlement	—	—	(22,430)
Impairment charges	5,174	4,592	5,174

Operating (loss) income	(25,808)	37,128	81,439
Interest expense, net	7,217	4,650	4,978

(Loss) income from continuing operations before income tax	(33,025)	32,478	76,461
Income tax (benefit) expense	(3,233)	(4,306)	36,209

Net (loss) income from continuing operations	(29,792)	36,784	40,252

Discontinued operations:
Loss from discontinued operations	(12,958)	(7,887)	(752)
Loss on disposal of discontinued operations	(27,380)	—	—
Income tax benefit	—	—	(289)

Net loss from discontinued operations	(40,338)	(7,887)	(463)

Net (loss) income	$(70,130)	28,897	39,789

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.54)	0.67	0.74
Loss from discontinued operations	(0.72)	(0.14)	(0.01)

Basic (loss) earnings per share	$(1.26)	0.53	0.73

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.54)	0.67	0.74
Loss from discontinued operations	(0.72)	(0.15)	(0.01)

Diluted (loss) earnings per share	$(1.26)	0.52	0.73

Weighted-average common shares outstanding-Basic	55,654	54,911	54,347

Weighted-average common shares outstanding-Diluted	55,654	55,196	54,583

*	Fiscal year 2010 contains 53 weeks

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands except share data	June 29, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$207,764	152,327
Trade and other receivables, less allowance for doubtful receivables of $3,230 ($3,730 at June 30, 2010)	71,082	63,356
Merchandise inventories, less LIFO reserve of $55,627 ($38,268 at June 30, 2010)	580,089	658,040
Prepaid expenses and other current assets	28,994	28,096

Total current assets	887,929	901,819

Property, plant and equipment, net	658,891	680,936
Intangible assets, net	207,216	211,281
Deferred tax assets, non-current	36,646	40,697
Other assets, net	9,108	3,334

Total assets	$1,799,790	1,838,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$10,888	9,397
Accounts payable	344,345	345,955
Reserve for self-insurance liabilities	74,837	73,661
Accrued wages and salaries	73,929	65,417
Deferred tax liabilities	44,740	48,667
Accrued expenses	116,606	118,094

Total current liabilities	665,345	661,191

Reserve for self-insurance liabilities	111,622	109,240
Unfavorable leases	82,390	99,049
Obligations under capital leases	31,875	20,075
Other liabilities	45,050	24,775

Total liabilities	936,282	914,330

Commitments and contingent liabilities (Notes 8, 12 and 16)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 55,932,767 shares issued and 55,820,160 outstanding at June 29, 2011, and 55,187,440 shares issued and 55,074,833 outstanding at June 30, 2010.	56	55
Additional paid-in-capital	819,009	808,694
Retained earnings	39,833	109,963
Accumulated other comprehensive income	4,610	5,025

Total shareholders’ equity	863,508	923,737

Total liabilities and shareholders’ equity	$1,799,790	1,838,067

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 29, 2011, June 30, 2010, and June 24, 2009

Amounts in thousands	2011	2010*	2009
Cash flows from operating activities:
Net (loss) income	$(70,130)	28,897	39,789
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	116,595	103,554	99,566
Deferred income taxes	124	165	35,920
Share-based compensation	10,197	16,984	15,469
Other, net	620	8,043	10,324
Gain on insurance settlement	—	—	(22,430)
Changes in operating assets and liabilities:
Trade, insurance and other receivables	(7,536)	10,068	26,379
Merchandise inventories	77,951	7,441	(16,459)
Prepaid expenses and other current assets	(898)	4,474	9,528
Accounts payable and accrued expenses	13,918	(1,368)	6,695
Reserve for self-insurance liabilities	3,558	(6,239)	(5,225)

Net cash provided by operating activities	144,399	172,019	199,556

Cash flows from investing activities:
Purchases of long-lived assets	(92,632)	(189,062)	(223,271)
(Increase) decrease in other assets, net	(1)	115	8,085
Sales of assets	13,459	1,203	1,316
Proceeds from insurance	—	—	17,601

Net cash used in investing activities	(79,174)	(187,744)	(196,269)

Cash flows from financing activities:
Gross borrowings on credit facilities	22,028	9,090	12,777
Gross payments on credit facilities	(22,028)	(9,090)	(12,835)
Increase (decrease) in book overdrafts	10,756	(3,522)	(12,623)
Principal payments on capital leases	(12,133)	(11,393)	(9,097)
Debt issuance costs	(8,530)	—	—
Other, net	119	144	39

Net cash used in financing activities	(9,788)	(14,771)	(21,739)

Increase (decrease) in cash and cash equivalents	55,437	(30,496)	(18,452)
Cash and cash equivalents at beginning of year	152,327	182,823	201,275

Cash and cash equivalents at end of year	$207,764	152,327	182,823

*	Fiscal year 2010 contains 53 weeks

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Amounts in thousands	Number of Common Shares	Par Value of Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances as of June 25, 2008	54,081	$54	776,059	41,277	8,237	$825,627

Comprehensive income:
Net income	—	—	—	39,789	—	39,789
Change in post-retirement benefit obligation*	—	—	—	—	(1,826)	(1,826)

Total comprehensive income	—	—	—	39,789	(1,826)	37,963
Restricted stock units vested	399	—	—	—	—	—
Share-based compensation expense	—	—	15,469	—	—	15,469
Stock issued under Employee Stock
Purchase Plan	4	—	39	—	—	39

Balances as of June 24, 2009	54,484	$54	791,567	81,066	6,411	$879,098

Comprehensive income:
Net income	—	—	—	28,897	—	28,897
Change in post-retirement benefit obligation*	—	—	—	—	(1,386)	(1,386)

Total comprehensive income	—	—	—	28,897	(1,386)	27,511
Restricted stock units vested	592	—	—	—	—	—
Share-based compensation expense	—	—	16,984	—	—	16,984
Treasury activity	(14)	—	—	—	—	—
Stock issued under Employee Stock
Purchase Plan	13	1	143	—	—	144

Balances as of June 30, 2010	55,075	$55	808,694	109,963	5,025	$923,737

Comprehensive loss:
Net loss	—	—	—	(70,130)	—	(70,130)
Change in post-retirement benefit obligation*	—	—	—	—	(415)	(415)

Total comprehensive loss	—	—	—	(70,130)	(415)	(70,545)
Restricted stock units vested	728	—	—	—	—	—
Share-based compensation expense	—	—	10,197	—	—	10,197
Stock issued under Employee Stock
Purchase Plan	17	1	118	—	—	119

Balances as of June 29, 2011	55,820	$56	819,009	39,833	4,610	$863,508

*	Net of tax of $0.

See accompanying notes to consolidated financial statements.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Summary of Significant Accounting Policies and Other Matters

The Company: As of June 29, 2011, Winn-Dixie Stores, Inc. (the “Company” or “Winn-Dixie”) operated as a major food retailer in five states in the southeastern United States. The Company operated 484 retail stores, with 4 fuel centers and 75 liquor stores. In support of its stores, the Company operated six distribution centers.

Fiscal Year: The fiscal year ends on the last Wednesday in June. Fiscal 2010 was comprised of 53 weeks ended June 30, 2010, and fiscal 2011 and fiscal 2009 were each comprised of 52 weeks ended June 29, 2011, and June 24, 2009, respectively.

Basis of Consolidation: The Consolidated Financial Statements include the accounts of Winn-Dixie Stores, Inc. and its subsidiaries, all of which are wholly owned and fully consolidated. Intercompany accounts and transactions are eliminated in consolidation.

Business Reporting Segments: The Company’s retail stores account for substantially all of its net sales. These stores are located in a limited geographic area, the southeast region of the United States. Each retail store contains substantially the same selling departments and sells substantially the same products within those departments. Accordingly, the Company has determined that it has one operating segment that is one reportable segment. No aggregation of operating segments has occurred.

The following table provides detail on the percentage of net sales for each group of similar products sold:

	2011	2010	2009
Non-perishable(1)	60.9%	61.5%	62.2%
Perishable(2)	29.7%	28.9%	28.4%
Pharmacy	8.7%	9.0%	8.9%
Other(3)	0.7%	0.6%	0.5%

Net sales	100.0%	100.0%	100.0%

(1)	Consists primarily of grocery, dairy, frozen food, general merchandise, alcoholic beverages, tobacco and fuel.

(2)	Consists primarily of fresh and packaged meat, seafood, deli, bakery, produce and floral.

(3)	Consists primarily of revenue from sales of items such as money orders, lottery tickets and incidental warehouse sales.

The principal characteristic in determining each group of products that make up net sales is based on similar economic factors, including similar gross margin percentage, shelf life or inventory shrink losses.

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

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of 90 days or less when purchased. Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash includes in-transit amounts from debit, credit and electronic benefit transactions. Cash and cash equivalents consisted of United States government obligations money market funds of $200.5 million and cash in stores of $7.3 million as of June 29, 2011, and United States government obligations money market funds of $142.5 million and cash in stores of $9.8 million as of June 30, 2010. Book overdrafts of $20.1 million and $9.3 million were classified as accounts payable in the Consolidated Balance Sheets as of June 29, 2011, and June 30, 2010, respectively.

Trade and Other Receivables, Less Allowance for Doubtful Receivables: Trade and other receivables, less allowance for doubtful receivables consist primarily of amounts due from vendors related to vendor allowances and from third-party insurance companies for pharmacy billings less an allowance for doubtful receivables. Receivables are recorded at an amount based on agreements with vendors. The allowance for doubtful receivables is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. On a quarterly basis, the Company evaluates its trade and other receivables and establishes an allowance for doubtful receivables, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due receivables.

Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. As of both June 29, 2011, and June 30, 2010, the dollar-value, link-chain last-in, first-out (“LIFO”) method was used to determine the cost of approximately 85% of inventories, primarily non-perishable merchandise in stores and distribution centers. The LIFO reserve represents the amount of the excess of the replacement or current cost over the stated LIFO amount.

Pharmacy, produce, deli and bakery inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market.

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

Intangible Assets: Intangible assets consist primarily of favorable leases, pharmacy prescription files, software, liquor licenses, and the Company’s trade name and trademark. Intangible assets related to favorable leases are amortized over the lesser of the remaining lease term, including renewal options, or seventeen years. Amortization of favorable leases is recognized as an increase in rent expense within operating and administrative expenses. Other intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years.

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

The Company’s accruals for insurance reserves reflect certain actuarial assumptions and management judgments regarding claim reporting and settlement patterns, judicial decisions, legislation, economic conditions and the effect of our 2005 Chapter 11 filing. Unanticipated changes in these factors may materially affect the Consolidated Financial Statements.

Facility Opening and Closing Costs: The costs of both opening new facilities and closing existing facilities are charged to operations as incurred. The Company accrues for obligations related to closed facilities, at the cease-use date, based upon the present value of expected payments over the remaining lease terms, net of estimated sublease income, using a discount rate based on a credit-adjusted risk-free rate. Expected payments include lease payments, real estate taxes, common area maintenance charges and utility costs. Adjustments to closed facility liabilities relate primarily to changes in sublease income and changes in costs. All adjustments are recorded in the period in which the changes become known.

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

Cost of Sales: Cost of sales includes the cost of inventory sold during the period, net of discounts and vendor allowances; purchasing costs; transportation costs, including inbound freight and internal transfer costs; warehousing costs, including receiving and inspection costs; depreciation and amortization related to transportation and warehouses; and other costs of the Company’s distribution network.

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

Advertising: The Company expenses the costs of advertising and promotions as incurred and reports these costs in operating and administrative expenses. Advertising and promotional expense totaled $84.3 million, $91.2 million and $95.5 million, for 2011, 2010 and 2009, respectively.

Comprehensive (Loss) Income: Comprehensive (loss) income differs from net (loss) income as shown on the Consolidated Statements of Operations due to changes in the post-retirement benefit obligation. These items are excluded from operations and are instead recorded to accumulated other comprehensive (loss) income, a component of shareholders’ equity.

Share-Based Payments: The Company accounts for share-based compensation plans using the fair value method established by ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	(Loss) Earnings per Share

Basic (loss) earnings per common share is based on the weighted-average number of common shares outstanding for the periods presented. Diluted (loss) earnings per share is based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding on the assumed vesting and exercise of all common stock equivalents which include options and restricted stock units (collectively “CSEs”), subject to anti-dilution limitations.

For 2011, there were no dilutive CSEs. For 2010 and 2009, the weighted-average number of common shares outstanding used in the calculation of diluted (loss) earnings per share included approximately 0.3 million and 0.2 million CSEs, respectively. The 2011 calculation excluded approximately 4.8 million CSEs due to a net loss for 2011. The 2010 and 2009 calculations excluded approximately 3.4 million and 4.4 million options, respectively. Such options are considered anti-dilutive because the exercise prices of these options were greater than the average market price of the common shares during the reporting periods.

3.	Merchandise Inventories

The Company recognized LIFO charges (benefits) of $17.4 million, $(1.0) million and $14.5 million, for 2011, 2010 and 2009, respectively. The LIFO charge (benefit) for 2011, 2010 and 2009 was net of a benefit of $5.0 million, $1.0 million and $3.5 million, respectively, related to liquidation of LIFO layers.

4.	Property, Plant and Equipment

Property, plant and equipment consisted of:

	June 29, 2011	June 30, 2010
Land	$11,480	11,480
Buildings	44,459	44,365
Furniture, fixtures and equipment	567,944	526,604
Improvements to leased facilities	286,039	258,816
Construction in progress	28,062	39,523

	937,984	880,788
Accumulated depreciation and amortization	(310,525)	(228,134)

	627,459	652,654
Assets under capital leases, net of accumulated amortization of $25,757 ($21,645 in 2010)	31,432	28,282

Property, plant and equipment, net	$658,891	680,936

Assets under capital leases are primarily transportation equipment.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

5.	Intangible Assets

	Weighted average remaining amortization period (years)	June 29, 2011		June 30, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Favorable leases	12	$194,362	(54,819)	196,785	(43,467)
Pharmacy prescription files	2	19,364	(12,639)	19,942	(10,295)
Software	3	75,035	(39,475)	55,559	(32,819)

Total		$288,761	(106,933)	272,286	(86,581)

Unamortized Intangible Assets
Trade name and trademark		$18,049		18,049
Liquor licenses		7,339		7,527

		$25,388		25,576

Estimated Amortization Expense
Fiscal 2011		$25,237
Fiscal 2012		22,599
Fiscal 2013		19,252
Fiscal 2014		16,808
Fiscal 2015		15,087
Thereafter		82,845

		$181,828

Amortization of intangible assets was $23.2 million and $23.4 million for 2011 and 2010, respectively. Amortization for favorable leases was $11.7 million and $12.8 million for 2011 and 2010, respectively.

6.	Impairment Charges

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses store performance reviews for indications that changes in market factors, traffic patterns, competition and other factors have negatively impacted the operating results of store locations. Such changes resulted in the identification of underperforming stores that experienced a current period cash flow loss combined with a history of cash flow losses. The Company compared the net book value of those underperforming store assets to the Company’s best estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the assets and, in some cases, the Company concluded that the net undiscounted cash flows were less than the net book value of the related assets. For those stores, the excess of the net book value of the assets over their fair value was recorded as an impairment charge as detailed below.

Intangible assets with indefinite lives are reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that the asset may be impaired. In 2011 and 2009, the Company recorded liquor license impairment charges of $215 and $605, respectively, related to the decline in market values.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value hierarchy. Fair value is determined using a discounted cash flow methodology, which incorporates the terminal value of equipment based on broker quotes and the market value of favorable leases based on broker quotes. Pharmacy scripts and liquor licenses also incorporate the market value based on broker quotes.

Impairment charges from continuing operations were comprised of the following:

	2011	2010	2009
Store facilities	$4,959	4,592	4,569
Indefinite-lived intangible assets	215	—	605

Total impairment charges	$5,174	4,592	5,174

Impairment charges in store facilities included leasehold improvements, store fixtures and favorable leases.

Discontinued operations for 2011, 2010 and 2009 included impairment charges of $0.9 million, $1.1 million, and $0.4 million, respectively.

7.	Income Taxes

Income tax (benefit) expense for continuing operations consisted of:

	2011	2010	2009
Current
Federal	$(3,260)	(4,505)	—
State	(97)	34	—

	(3,357)	(4,471)	—

Deferred
Federal	124	165	31,333
State	—	—	4,876

	124	165	36,209

Total	$(3,233)	(4,306)	36,209

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The following table reconciles the federal statutory income tax rate to the effective income tax rate for continuing operations:

	2011	2010	2009
Federal statutory income tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefits	3.49	5.28	3.93
Tax credits	0.67	(0.65)	(0.29)
Effect of permanent differences related to bankruptcy	(0.45)	9.75	0.66
Valuation allowance	(26.98)	(66.55)	—
Prior year tax return to provision adjustment	—	—	2.25
Other, net	(1.94)	3.91	5.81

Effective tax rate on continuing operations	9.79%	(13.26)%	47.36%

The Company maintains a full valuation allowance against substantially all of its net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of June 29, 2011, the Company had net operating losses (NOL) carryforwards for federal income tax purposes of $776.5 million that will begin to expire in 2025 and NOL carryforwards for state income tax purposes of $996.3 million that will begin to expire in 2019. In addition, the Company had tax credit carryforwards of $37.9 million for federal income tax purposes, which will begin to expire in 2023.

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

A reconciliation of the unrecognized tax benefits is as follows:

Balance as of June 25, 2008	$7,575
Additions for tax positions of prior years	10,406
Reductions due to statute of limitations expiration	(1,297)
Reductions for tax positions of prior years	(4,312)

Balance as of June 24, 2009	$12,372

Reductions due to statute of limitations expiration	(1,269)
Reductions for tax positions of prior years	(3,506)

Balance as of June 30, 2010	$7,597

Reductions due to statute of limitations expiration	(341)
Additions for tax positions of the current year	550
Settlements	(7,255)

Balance as of June 29, 2011	$551

The Company does not anticipate that it will record any significant change in the unrecognized tax benefit during 2012.

Generally, the statute of limitations remains open for the Company’s federal and state income tax returns for its 2009 through 2011 tax years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Deferred tax assets and liabilities consisted of the following:

	June 29, 2011	June 30, 2010
Deferred tax assets:
Insurance claims and self-insurance	$69,406	68,114
Lease liability on closed facilities	13,076	1,844
Compensation	25,882	30,178
Property, plant and equipment	—	15,414
Unfavorable leases	31,720	38,134
Accrued rent	3,842	2,321
Retirement and benefits	7,754	7,838
State NOL carryforwards	34,872	29,757
Federal NOL carryforwards	271,790	225,242
Federal tax credits	37,917	37,967
Other, net	9,435	15,714

Total deferred tax assets	505,694	472,523
Valuation allowance	(362,890)	(345,770)

Net deferred tax assets	142,804	126,753

Deferred tax liabilities:
Property, plant and equipment	(25,842)	—
Merchandise inventories	(62,504)	(67,034)
Favorable leases	(54,458)	(59,719)
Intangible assets	(8,094)	(7,970)

Total deferred tax liabilities	(150,898)	(134,723)

Net deferred tax liabilities	$(8,094)	(7,970)

8.	Credit Agreement

On November 21, 2006, Winn-Dixie Stores, Inc., and certain of its subsidiaries entered into an Amended and Restated Credit Agreement. This credit agreement provided for a $725.0 million senior secured revolving credit facility, of which a maximum of $300.0 million could be utilized for letters of credit. Obligations under the credit agreement were guaranteed by substantially all of our subsidiaries and were secured by senior liens on substantially all of our assets.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

On March 18, 2011, Winn-Dixie Stores, Inc. and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement, to be used for working capital and general corporate purposes, provides for a $600.0 million (“Maximum Credit”) senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures March 18, 2016, at which time all principal amounts outstanding under the agreement will be due and payable. At the request of the Company, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and are secured by senior liens on substantially all assets of the Company. Debt issuance costs of $9.0 million are being amortized over the term of the Credit Agreement. This Form 10-K contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on March 21, 2011). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Minimum Excess Availability, Maximum Credit and Reserves.

The Company had no borrowings on the Credit Agreement, other than fees charged by the lender, during 2011 and 2010. Costs associated with the Amended and Restated Credit Agreement were also included in the borrowings for fiscal 2011. As of June 29, 2011, no amount was outstanding.

At the Company’s option, interest under the Credit Agreement is based on LIBOR or the bank’s prime rate (“Prime”), plus an applicable margin that varies based on the level of Excess Availability under the Credit Agreement. As of June 29, 2011, the rates in effect were LIBOR plus 2.75% or Prime plus 1.75%, at the Company’s option. Also in effect as of June 29, 2011, were a standby letter of credit fee and a sub-facility letter of credit fee of 2.75% each and an unused line fee of 0.625%. In addition, there is a letter of credit fronting fee of 0.25%.

The Credit Agreement contains various representations, warranties and covenants that are customary for such financings, including among others, reporting requirements. In addition, certain covenants restrict the Company’s ability to incur additional indebtedness, create liens, make certain investments, sell assets or pay dividends. The Company’s obligations under the Credit Agreement may be accelerated on certain events of default, including any breach of any of the representations, warranties or covenants made in the Credit Agreement.

Borrowing availability was $345.9 million as of June 29, 2011, as summarized below:

June 29, 2011
Borrowing Base [1]	$544,897
Outstanding letters of credit	(144,460)
Minimum Excess Availability	(54,490)
Outstanding borrowings	—

Borrowing availability	$345,947

[1]	The lesser of the value of collateral or the Maximum Credit net of Reserves.

As shown in the table above, the Borrowing Base under the Credit Agreement is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

As of June 29, 2011, letters of credit totaling $144.5 million were issued under the Credit Agreement. Outstanding letters of credit relate primarily to insurance programs, including workers’ compensation programs. Minimum Excess Availability is the greater of 10% of the Borrowing Base or $40.0 million.

9.	Interest Expense, Net

Interest expense, net, consisted of the following:

	2011	2010	2009
Interest expense	$8,194	6,267	8,160
Capitalized interest	(699)	(1,331)	(1,108)
Interest income	(278)	(286)	(2,074)

Interest expense, net	$7,217	4,650	4,978

10.	Retirement Plans

Profit Sharing/401(k) Plan

The Company has a Profit Sharing/401(k) Plan that has a noncontributory, trusteed profit-sharing feature and a contributory, trusteed 401(k) feature. The plan is in effect for eligible team members and may be amended or terminated at any time. For 2011, 2010, and 2009, charges to operations for plan contributions amounted to $8.0 million, $8.5 million and $8.6 million, respectively. The assets and liabilities of this plan are excluded from the Consolidated Balance Sheets.

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

The components of net periodic benefit expense for the retiree medical plan and the death benefit consisted of the following:

	2011	2010	2009
Interest cost	$1,123	1,239	1,292
Recognized net actuarial gain	(523)	(423)	(429)

Net periodic benefit expense	$600	816	863

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

Accumulated gain not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income was $4.6 million, $5.0 million and $6.4 million as of June 29, 2011, June 30, 2010, and June 24, 2009, respectively. The Company expects to recognize $0.5 million of the accumulated gain as a component of net periodic benefit expense in 2012.

Changes in the post-retirement benefit obligation were as follows:

Benefit obligation as of June 24, 2009	$20,942
Interest cost	1,239
Actuarial loss	963
Benefits paid	(1,017)

Benefit obligation as of June 30, 2010	$22,127

Interest cost	1,123
Actuarial gain	(108)
Benefits paid	(1,862)

Benefit obligation as of June 29, 2011	$21,280

The benefit obligation is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

The discount rate used to determine net periodic benefit expense for the retiree medical plan was 5.25%, 6.19% and 6.75% for 2011, 2010 and 2009, respectively.

Assumed health care cost trend rates significantly affect amounts related to the retiree medical plan. The health care cost trend rate assumed was 8.3% for 2011 and 8.5% for 2010 and 2009. The rate to which the cost trend is assumed to decline (the ultimate trend rate) is 5.0%, which is assumed to be reached in 2029. The effect of a one-percentage point change in assumed health care cost trend rates is not significant.

The Company expects to pay the following benefits during the indicated years:

2012	$1,326
2013	1,224
2014	1,203
2015	1,214
2016	1,208
2017-2021	6,443

11.	Share-Based Payments

General information

Under the Fiscal 2010 Equity Incentive Plan (“2010 EIP Plan”), the Compensation Committee of the Company’s Board of Directors may grant up to 6.1 million share-based payments to officers, employees and non-employee directors, among others. The 2010 EIP Plan was approved by shareholders on November 4, 2009, and is effective for all grants made on or after November 4, 2009. Grants may include stock options, restricted stock, restricted stock units and performance awards as well as other forms of share-based payments. As of June 29, 2011, 1.7 million share-based payments were available for future grant under the 2010 EIP Plan.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and/or forfeited awards become available for re-issuance. Vesting and exercise of share-based awards are contingent on continued employment.

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based payments. Total compensation expense related to share-based payments was $10.2 million, $17.0 million and $15.5 million for 2011, 2010, 2009, respectively. As of June 29, 2011, the Company had $14.8 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.7 years.

Options

In accordance with the 2010 EIP Plan, the exercise price of an option cannot be less than the fair value of the Company’s common stock on the grant date. Options generally vest in equal installments on the first three or four anniversary dates of the grants. In addition, performance options included in a one-time grant to certain executives allow for cliff vesting at the end of five years if performance targets are achieved at that time. All options expire seven years from the grant date. Changes during 2011 were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding as of June 30, 2010	4,306	$14.94
Granted	416	7.11
Exercised	—	—
Forfeited	(355)	11.49
Expired	(330)	18.08

Outstanding as of June 29, 2011	4,037	$14.18	4.09	$513

Exercisable as of June 29, 2011	2,407	$16.30	3.29	$—

Vested and expected to vestas of June 29, 2011	4,434	$14.89	3.95	$461

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option and, for grants subsequent to January 7, 2009, are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted (excluding exchanged options in 2010) during 2011, 2010 and 2009 was $3.23, $5.43 and $4.38, respectively, which was determined using the following assumptions.

	2011	2010	2009
Risk-free interest rate range	1.08%	1.92% - 2.68%	1.78% - 2.81%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.50	4.50 - 5.83	4.75
Volatility range	55.15%	50.78% - 52.04%	30.60% - 51.07%

Restricted Stock Units

Restricted stock units (“RSUs”) are payable upon vesting as one share of common stock for each unit. Time-based RSUs generally vest in equal installments on the first three or four anniversary dates of the grants. Performance based RSUs generally vest on the achievement of one or more performance targets including RSUs that provide for potential vesting in three equal installments over a three-year period if financial metric targets are met. In addition, performance-based RSUs included in a one-time grant to certain executives allow for cliff vesting at the end of five years if performance targets are achieved at that time. RSUs do not have voting rights and are not entitled to dividends, if declared. The grant-date fair value of RSUs is equal to the closing price of the Company’s stock on the grant dates. The total value of shares vested during 2011, 2010 and 2009 was $4.0 million, $8.9 million and $5.1 million, respectively. Changes during 2011 were:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 30, 2010	1,937	$12.91
Granted	1,200	7.16
Vested	(591)	13.76
Forfeited	(281)	10.96

Nonvested balance as of June 29, 2011	2,265	$9.89

Vested and expected to vest as of June 29, 2011	4,152	$12.37

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

12.	Leases

The Company leases substantially all of its stores and other facilities, as well as certain information technology and transportation equipment. The majority of the Company’s lease obligations relate to real properties with remaining terms ranging from less than one year to twenty years. Many of the Company’s leases contain renewal options after the initial term. In addition to minimum rents, certain store leases require contingent rental payments if sales volumes exceed specified amounts.

Lease Commitments

As of June 29, 2011, future contractual minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are:

	Capital	Operating	Subleases	Net
Fiscal Year:
2012	$13,344	205,779	(1,336)	217,787
2013	10,936	188,707	(981)	198,662
2014	13,509	176,396	(351)	189,554
2015	7,012	155,748	(181)	162,579
2016	4,692	133,218	(170)	137,740
Thereafter	1,274	415,025	(322)	415,977

Total minimum lease payments	50,767	1,274,873	(3,341)	1,322,299

Less: Amount representing interest	8,004

Present value of net minimum lease payments	$42,763

The carrying amount of the Company’s capital lease obligations of $42.8 million and $29.5 million approximates fair value as of June 29, 2011, and June 30, 2010, respectively.

Minimum rentals, contingent rentals and sublease rentals under operating leases were as follows:

	2011	2010	2009
Minimum rentals	$183,991	188,036	185,803
Contingent rentals	371	460	398
Less: Sublease rentals	(877)	(1,032)	(954)

Total	$183,485	187,464	185,247

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

13.	Discontinued Operations

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

During 2011, the Company closed 30 non-remodeled, underperforming stores. Results of operations for the 30 stores were classified as discontinued operations. Net sales from discontinued operations for 2011, 2010 and 2009 were $49.1 million, $267.6 million and $287.8 million, respectively. For 2011, the loss on disposal of discontinued operations consisted of $7.6 million net gain on sale or retirement of assets, including pharmacy prescription files, $31.4 million of lease termination costs and $3.6 million of other costs.

The following table presents the detail of liability activity for costs related to closed stores.

		Lease	Other
		Termination	Closing
	Total	Costs	Costs
Balance at June 30, 2010	$(12,490)	(12,490)	—
Expense	(37,995)	(34,321)	(3,674)
Cash payments	16,522	12,848	3,674

Balance at June 29, 2011	$(33,963)	(33,963)	—

The balance at June 30, 2010, includes $4.8 million of closed store lease liability related to stores closed prior to the 30 closures and $7.7 million of accrued expenses related to the leases of the 30 closures that were reclassified to the closed store lease liability in 2011. The expense amount includes leases added to the accrual and the effect on operations from the accretion of the present value of the expected future rental payments, and adjustments due to the settlement of certain leases. The cash payments include payments made for rent and related costs.

14.	Insurance

The Company’s primary commercial general liability, business interruption, workers’ compensation, property loss and auto liability insurance coverages are issued under arrangements with insurance carriers pursuant to which the Company effectively self-insures such primary coverages. Above the respective primary policy limits, the Company maintains commercial property and liability umbrella and excess workers’ compensation liability stop-loss coverage. Excess insurance applies above retentions of $2.0 million per occurrence for automobile and general liability, $1.5 million per occurrence for workers’ compensation, $10.0 million per occurrence for property losses and business interruption losses related to named windstorms, $2.0 million per occurrence and $5.0 million aggregate for all other property losses in excess of $0.1 million per occurrence. The reserve for self-insurance related to workers’ compensation, general liability and auto liability was $175.6 million and $171.3 million as of June 29, 2011, and June 30, 2010, respectively, and is included in reserve for self-insurance liabilities in the accompanying Consolidated Balance Sheets. The Company also self-insures its employee medical benefits program.

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

15.	Supplemental Cash Flows Information

	2011	2010	2009
Interest paid	$4,918	4,499	5,708
Interest and dividends received	$266	307	2,375
Income taxes paid	$47	155	56
Income taxes received	$3,695	4,333	4,629

The Company entered into capital leases totaling $13.4 million, $5.8 million and $19.0 million during 2011, 2010 and 2009, respectively. Purchases of property, plant and equipment included in accounts payable were $8.5 million, $18.6 million and $17.3 million as of June 29, 2011, June 30, 2010 and June 24, 2009, respectively.

16.	Commitments and Contingencies

Purchase Commitments

The Company enters into supply contracts to purchase products for resale in the ordinary course of business. These contracts may include specific merchandising obligations related to the products, and, if so, typically include either a volume commitment or a fixed expiration date; pricing terms based on the vendor’s published list price; termination provisions; and other standard contractual considerations. Certain of these contracts are cancelable, typically upon return of the related vendor allowances. Remaining purchase obligations for both non-cancelable contracts, contracts for which the Company’s obligations on cancellation are not specified, and open purchase orders totaled $161.3 million as of June 29, 2011, with remaining terms that range from one to three years, based on anticipated purchase volumes when applicable. These contracts are not recorded in the Consolidated Balance Sheets.

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

17.	Recently Adopted Accounting Standards

The Company adopted ASC Topic 805, “Business Combinations” (“Topic 805”), on June 25, 2009. Topic 805 addresses the accounting for business combinations with acquisition dates subsequent to the adoption and requires changes in valuation allowances for acquired deferred tax assets and acquired income tax uncertainties in a business combination to adjust income tax expense. The Company currently maintains a full valuation allowance against substantially all of its net deferred tax assets. Decreases in the valuation allowance for deferred tax assets that existed at the time of emergence from bankruptcy protection previously reduced intangible assets. Decreases in the valuation allowance reduced income tax expense for 2010 and 2011. There were no business combinations during 2011.

18.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended June 29, 2011, and June 30, 2010. Amounts for all periods in 2010 were reclassified from those originally reported to the SEC on Form 10-Q or Form 10-K in order to separately present discontinued operations that occurred in 2011, as discussed in Note 13. As a result, net sales changed by $60.6 million, $81.2 million, $62.2 million and $63.6 million for the quarters ended September 16, 2009, January 6, 2010, March 31, 2010, and June 30, 2010, respectively. Gross profit on net sales also changed by $16.9 million, $22.7 million, $17.0 million and $17.8 million for the quarters ended September 16, 2009, January 6, 2010, March 31, 2010, and June 30, 2010, respectively. Earnings per share amounts for each quarter are computed individually and may not equal the amount computed for the entire year.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Quarters Ended
	Sept. 22	Jan. 12	April 6	June 29	Total
Fiscal 2011	(12 Weeks)	(16 Weeks)	(12 Weeks)	(12 Weeks)	(52 weeks)
Net sales from continuing operations	$1,544,350	2,098,005	1,620,535	1,617,886	6,880,776
Gross profit on net sales from continuing operations	$423,789	580,991	465,841	447,647	1,918,268
Net (loss) income from continuing operations	$(36,643)	(22,302)	23,524	5,629	(29,792)
Net (loss) gain from discontinued operations	$(40,148)	(1,703)	(159)	1,672	(40,338)
Net (loss) income	$(76,791)	(24,005)	23,365	7,301	(70,130)
Basic and diluted (loss) earnings per share from continuing operations	$(0.66)	(0.40)	0.42	0.10	(0.54)
Basic and diluted (loss) earnings per share	$(1.39)	(0.43)	0.42	0.13	(1.26)

	Quarters Ended
	Sept. 16	Jan. 6	Mar. 31	June 30	Total
Fiscal 2010	(12 Weeks)	(16 Weeks)	(12 Weeks)	(13 Weeks)	(53 weeks)
Net sales from continuing operations	$1,580,982	2,094,335	1,623,279	1,681,522	6,980,118
Gross profit on net sales from continuing operations	$448,298	590,844	462,194	490,589	1,991,925
Net (loss) income from continuing operations	$(5,633)	4,276	22,102	16,039	36,784
Net loss from discontinued operations	$(2,425)	(2,181)	(1,221)	(2,060)	(7,887)
Net (loss) income	$(8,058)	2,095	20,881	13,979	28,897
Basic and diluted (loss) earnings per share from continuing operations	$(0.10)	0.08	0.40	0.29	0.67
Basic (loss) earnings per share	$(0.15)	0.04	0.38	0.25	0.53
Diluted (loss) earnings per share	$(0.15)	0.04	0.38	0.25	0.52

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands except per share data, unless otherwise stated

	Fourth Quarter Results of Operations
	June 29, 2011 (12 Weeks)	June 30, 2010 (13 Weeks)
Net sales	$1,617,886	1,681,522
Cost of sales, including warehouse and delivery expense	1,170,239	1,190,933

Gross profit on net sales	447,647	490,589
Operating and administrative expenses	440,697	473,846
Impairment charges	681	436

Operating income	6,269	16,307
Interest expense, net	1,160	940

Income from continuing operations before income tax	5,109	15,367
Income tax benefit	(520)	(672)

Net income from continuing operations	5,629	16,039
Discontinued operations:
Loss from discontinued operations	(68)	(2,060)
Gain on disposal of discontinued operations	1,740	—

Net gain (loss) from discontinued operations	1,672	(2,060)

Net income	$7,301	13,979

During the first three quarters of each year, the Company uses an estimated annual inflation rate to calculate LIFO inventory. During the fourth quarter of each year, the Company uses its actual annual inflation rate in the calculations. The fourth quarter results of operations for 2011 reflect a charge from LIFO of $3.8 million, which includes a credit of $5.0 million in layer liquidations. The fourth quarter results of operations for 2010 reflect a benefit from LIFO of $4.4 million from a reduction in the estimated inflation rate and layer liquidations.

Schedule II

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Additions charged to expense		Deductions from reserves		Balance at end of period
Successor:
Fiscal year ended June 29, 2011:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$345,770	17,120	(3)	—		362,890
Allowance for doubtful receivables	$3,730	2,883		3,383		3,230
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$171,253	63,857		59,514		175,596
Fiscal year ended June 30, 2010:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$325,263	20,507	(3)	—		345,770
Allowance for doubtful receivables	$3,946	3,586		3,802		3,730
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$176,701	49,337		54,785		171,253
Fiscal year ended June 24, 2009:
Reserves deducted from assets to which they apply:
Valuation allowance on deferred tax assets	$334,571	35,008	(3)	44,316	(2)	325,263
Allowance for doubtful receivables	$1,906	7,687		5,647		3,946
Reserves not deducted from assets:
Reserve for self-insurance liabilities (1)	$183,160	48,488		54,947		176,701

(1)	Contains reserve for workers’ compensation, general liability and auto liability and does not include reserves for the Company’s self-insured medical program.

(2)	Amount relates to tax attributes that existed as of November 15, 2006, and reduced intangible assets.

(3)	Amount relates to the change in net deferred tax assets.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 29, 2011, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 29, 2011, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 29, 2011. This assessment was performed using the criteria established under the Internal Control-Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on the assessment performed using the criteria established by COSO, management concluded that the Company maintained effective internal control over financial reporting as of June 29, 2011.

(c) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This page intentionally left blank.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Winn-Dixie Stores, Inc.:

We have audited Winn-Dixie Stores, Inc.’s internal control over financial reporting as of June 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Winn-Dixie Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Winn-Dixie Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Winn-Dixie Stores, Inc. and subsidiaries as of June 29, 2011 and June 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2011, and our report dated August 29, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

August 29, 2011

Jacksonville, Florida

Certified Public Accountants

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item not otherwise set forth below is presented under the captions “Proposal 1–Election of Directors – Information About Our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company – Committee Structure,” and “Governance of the Company – Other Governance Matters” in our 2011 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

Executive Officers of the Company

Officers serve until their successors are duly elected and qualified. Set forth below is certain information concerning the executive officers of the Company as of June 29, 2011. The year appointed to current position and year first employed by the Company are both based on a calendar year.

NAME	AGE	OFFICE HELD	YEAR APPOINTED TO CURRENT POSITION	YEAR FIRST EMPLOYED BY WINN-DIXIE
Peter L. Lynch	59	President and Chief Executive Officer	2004	2004

Bennett L. Nussbaum	64	Senior Vice President and Chief Financial Officer	2004	2004

Laurence B. Appel	50	Senior Vice President, Retail Operations	2011	2002

Anita Dahlstrom-Gutel	52	Senior Vice President, Human Resources	2011	2009

Timothy L. Williams	43	Senior Vice President, General Counsel and Corporate Secretary	2011	2003

Matthew Gutermuth	45	Group Vice President, Non-Perishables	2009	2008

Maura Hart	45	Group Vice President, Information Technology and Chief Information Officer	2010	2005

Mary Kellmanson	44	Group Vice President, Marketing	2009	2008

Christopher L. Scott	48	Group Vice President, Logistics & Distribution	2006	2002

James P. Smits	51	Group Vice President, Perishables	2009	2009

D. Michael Byrum	58	Vice President, Corporate Controller and Chief Accounting Officer	2000	1972

Lynn Schweinfurth	44	Vice President, Finance and Treasurer	2010	2010

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

•

Senior Vice President, Retail Operations, Mr. Appel was Senior Vice President, Human Resources, Legal and General Counsel of the Company from 2008 to 2011. He was Senior Vice President, Legal and General Counsel of the Company from 2002 to 2008.

•

Senior Vice President, Human Resources, Ms. Dahlstrom-Gutel was Vice President, Corporate Human Resources, Talent Acquisition/Management from October 2009 to January 2011. She was Senior Director of Corporate Human Resources and Organizational Effectiveness at Darden Restaurants, Inc. from 2007 to 2009.

•

Senior Vice President, General Counsel and Corporate Secretary, Mr. Williams was Vice President and Assistant General Counsel from 2008 to 2011. He was Senior Director, Group Leader-Employment Law from 2003 to 2008.

•	Group Vice President, Non-Perishables, Mr. Gutermuth was Vice President, Non-Perishables since 2008. He was President and CEO of Safeway.com from 2006 to 2008.

•

Group Vice President, Information Technology, and Chief Information Officer since August 2010, Ms. Hart was Vice President, IT Merchandising & Marketing Systems since March 2010. She was Senior Director, Information Technology from 2007 to 2010.

•	Group Vice President, Marketing, Ms. Kellmanson was Vice President, Marketing from 2008 to 2009. She was Vice President, Marketing of Wegmans Food Markets, Inc. from 1998 to 2007.

•

Group Vice President, Logistics and Distribution, Mr. Scott has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Group Vice President, Perishables, Mr. Smits was Group Vice President, Fresh Food Merchandising at SUPERVALU, Inc. from 2005 to 2009.

•

Vice President, Corporate Controller and Chief Accounting Officer, Mr. Byrum has been employed for the past five years either in the same capacity or in a position with the Company that was consistent in occupation with his present assignment.

•	Vice President, Finance and Treasurer, Ms. Schweinfurth was CFO for Lone Star Steakhouse from 2009 to 2010. She was Vice President, Finance, at Brinker International, Inc. from 2004 to 2009.

Code of Ethics and Code of Conduct

We adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer, chief accounting officer and treasurer. The Code of Ethics is filed as exhibit 14.1 to this report, which exhibit is herein incorporated by reference. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our web site promptly following the date of such amendment or waiver. We also have a Code of Business Conduct and Ethics that applies to all Company team members, including senior executive and financial officers. Both the Code of Ethics and the Code of Business Conduct and Ethics are available on our web site at www.winn-dixie.com, under the “Investors” link under the “Corporate Governance” caption.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this Item is presented under the captions “Executive Compensation,” “Governance of the Company – Director Compensation” and “Governance of the Company – Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be reported by item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required by this Item is presented under the caption “Stock Ownership by Directors, Management and 5% Shareholders” in our 2011 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is presented under the captions “Related Party Transactions” and “Governance of the Company – Board Structure” in our 2011 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is presented under the caption “Audit Committee Report –Independent Registered Public Accounting Firm Fees and Services” in our 2011 Proxy Statement to be filed by the Company with the SEC and is hereby incorporated by reference into this report.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 27 of this report.

(2)	Financial Statement Schedules: See Schedule II at Item 8 on page 56 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 66 through 67 hereof.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 8-K on August 11, 2006, which Exhibit is herein incorporated by reference.

2.2	First Modification to Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors.	Previously filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 20, 2006, which Exhibit is herein incorporated by reference.

2.3	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

4.1	Registration Rights Agreement dated as of December 5, 2006.	Previously filed as Exhibit 4.1 to Form 8-K on December 11, 2006, which Exhibit is herein incorporated by reference.

10.1*	Employment Agreement, dated October 23, 2006, between Winn-Dixie Stores, Inc. and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on November 20, 2006, which Exhibit is herein incorporated by reference.

10.2*	First Amendment to Employment Agreement, dated November 20, 2007 between Winn-Dixie Stores, Inc. and Peter Lynch.	Previously filed as Exhibit 10.2 to Form 10-K on August 25, 2008, with Exhibit is herein incorporated by reference.

10.3	Amended and Restated Credit Agreement, dated November 21, 2006, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, and Wachovia Bank, National Association, as the Administrative Agent and Collateral Agent for the Lenders.	Previously filed as Exhibit 10.1 to Form 8-K on November 28, 2006, which Exhibit is herein incorporated by reference.

10.4	Amendment Number 1 to Amended and Restated Credit Agreement dated as of September 2, 2008.	Previously filed as Exhibit 99.1 to Form 8-K on September 4, 2008, which Exhibit is herein incorporated by reference.

10.5	Second Amended and Restated Credit Agreement, dated March 18, 2011, among Winn-Dixie Stores, Inc. and Certain of its Subsidiaries, as Borrowers, Various Financial Institutions and Other Persons from Time to Time Parties thereto, as Lenders, Wells Fargo Bank, National Association, as the Administrative Agent, and Wells Fargo Bank, National Association and General Electric Capital Corporation, as Co-Collateral Agents.	Previously filed as Exhibit 10.1 to Form 8-K on March 21, 2011, which Exhibit is herein incorporated by reference.

10.6	Winn-Dixie Stores, Inc. Employee Stock Purchase Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 22, 2008, which is herein incorporated by reference.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

10.7*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Non-Qualified Stock Option Award Agreement.	Previously filed as Exhibit 10.2 to Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.8*	Winn-Dixie Stores, Inc. Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.	Previously filed as Exhibit 10.3 to Form 8-K on December 21, 2006, which Exhibit is herein incorporated by reference.

10.9*	Winn-Dixie Stores, Inc. Directors’ Deferred Compensation Plan.	Previously filed as Exhibit 10.7 to Form 10-K on August 28, 2007, with Exhibit is herein incorporated by reference.

10.10*	Winn-Dixie Stores, Inc. Amended and Restated Equity Incentive Plan.	Previously filed as Exhibit 10.1 on Form 10-Q on February 19, 2008, which Exhibit is herein incorporated by reference.

10.11*	Winn-Dixie Stores, Inc. Executive Severance Plan, effective January 31, 2008.	Previously filed as Exhibit 10.1 on Form 8-K on March 10, 2008, which Exhibit is herein incorporated by reference.

10.12*	Winn-Dixie Stores, Inc. Fiscal 2010 Equity Incentive Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 21, 2009, which is herein incorporated by reference.

10.13*	Forms of equity award agreements under the Winn-Dixie Stores, Inc. Fiscal 2010 Equity Incentive Plan: (1) Form of Time-Vested Non-Qualified Stock Option Award; (2) Form of Time-Vested Restricted Stock Unit Award; (3) Form of Performance-Based Restricted Stock Unit Award; (4) Form of Non-Qualified Outperformance Stock Option Award; (5) Form of Outperformance Restricted Stock Unit Award; and (6) Form of Restricted Stock Unit Award for Directors.	Previously filed as Exhibit 10.1 on Form 10-Q on February 16, 2010, which Exhibit is herein incorporated by reference.

10.14*	Letter Agreement, dated February 14, 2011, between Winn-Dixie Stores, Inc. and Frank O. Eckstein.	Previously filed as Exhibit 10.1 on Form 8-K on February 17, 2011, which Exhibit is herein incorporated by reference.

10.15*	Winn-Dixie Stores, Inc. Executive Severance Plan General Release and Separation Agreement between Winn-Dixie Stores, Inc. and Dan Portnoy.	Previously filed as Exhibit 10.1 on Form 8-K on March 2, 2011, which Exhibit is herein incorporated by reference.

11.0	Computation of Earnings Per Share.	See Note 2 of Notes to Consolidated Financial Statements.

14.1	Senior Executive and Financial Officers’ Code of Ethics of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 14.1 on Form 10-K on August 24, 2009, which Exhibit is herein incorporated by reference.

21.0	Subsidiaries of Winn-Dixie Stores, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINN-DIXIE STORES, INC.

By	/s/ Peter L. Lynch
Peter L. Lynch
President and Chief Executive Officer

Date:	August 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter L. Lynch (Peter L. Lynch)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 29, 2011

/s/ Bennett L. Nussbaum (Bennett L. Nussbaum)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 29, 2011

/s/ D. Michael Byrum (D. Michael Byrum)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	August 29, 2011

This page intentionally left blank.

/s/ Evelyn V. Follit (Evelyn V. Follit)	Director	August 29, 2011

/s/ Charles P. Garcia (Charles P. Garcia)	Director	August 29, 2011

/s/ Jeffrey C. Girard (Jeffrey C. Girard)	Director	August 29, 2011

/s/ Yvonne R. Jackson (Yvonne R. Jackson)	Director	August 29, 2011

/s/ Gregory P. Josefowicz (Gregory P. Josefowicz)	Director	August 29, 2011

/s/ James P. Olson (James P. Olson)	Director	August 29, 2011

/s/ Terry Peets (Terry Peets)	Director	August 29, 2011

/s/ Richard E. Rivera (Richard E. Rivera)	Director	August 29, 2011