Form 10-Q
period 2011-09-21
WINN DIXIE STORES INC
filed 2011-10-31
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 21, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 19, 2011, 56,226,584 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Part I – Financial Information

Item 1.	Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	12 weeks ended
Amounts in thousands except per share data	September 21, 2011	September 22, 2010
Net sales	$1,590,390	1,542,153
Cost of sales, including warehouse and delivery expenses	1,153,307	1,118,837

Gross profit on net sales	437,083	423,316
Operating and administrative expenses	459,852	459,817

Operating loss	(22,769)	(36,501)
Interest expense, net	1,824	1,178

Loss from continuing operations before income tax	(24,593)	(37,679)
Income tax benefit	—	(1,166)

Net loss from continuing operations	(24,593)	(36,513)

Discontinued operations:
Loss from discontinued operations	(191)	(11,991)
Gain (loss) on disposal of discontinued operations	682	(28,287)

Net earnings (loss) from discontinued operations	491	(40,278)

Net loss	$(24,102)	(76,791)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.44)	(0.66)
Earnings (loss) from discontinued operations	0.01	(0.73)

Basic and diluted loss per share	$(0.43)	(1.39)

Weighted average common shares outstanding – basic	55,868	55,272

Weighted average common shares outstanding – diluted	55,868	55,272

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	September 21, 2011	June 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$168,457	207,764
Trade and other receivables, less allowance for doubtful receivables of $3,186 ($3,230 at June 29, 2011)	63,984	71,082
Merchandise inventories, less LIFO reserve of $59,984 ($55,627 at June 29, 2011)	580,235	580,089
Prepaid expenses and other current assets	33,464	28,994

Total current assets	846,140	887,929

Property, plant and equipment, net	673,381	658,891
Intangible assets, net	203,402	207,216
Deferred tax assets, non-current	36,646	36,646
Other assets, net	8,696	9,108

Total assets	$1,768,265	1,799,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$15,119	10,888
Accounts payable	332,921	345,944
Reserve for self-insurance liabilities	75,103	74,837
Accrued wages and salaries	64,294	73,929
Deferred tax liabilities	44,740	44,740
Accrued expenses	114,501	115,007

Total current liabilities	646,678	665,345

Reserve for self-insurance liabilities	111,622	111,622
Long-term borrowings under credit facility	12	—
Unfavorable leases	79,885	82,390
Obligations under capital leases	45,741	31,875
Other liabilities	42,346	45,050

Total liabilities	926,284	936,282

Commitments and contingent liabilities (Notes 1 and 5)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 56,336,292 shares issued and 56,223,685 shares outstanding at Sept. 21, 2011, and 55,932,767 shares issued and 55,820,160 shares outstanding at June 29, 2011.	56	56
Additional paid-in capital	821,623	819,009
Retained earnings	15,731	39,833
Accumulated other comprehensive income	4,571	4,610

Total shareholders’ equity	841,981	863,508

Total liabilities and shareholders’ equity	$1,768,265	1,799,790

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	12 weeks ended
Dollar amounts in thousands	September 21, 2011	September 22, 2010
Cash flows from operating activities:
Net loss	$(24,102)	(76,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,440	27,038
Share-based compensation	2,583	2,586
Deferred income taxes	—	47
Other, net	299	(7,949)
Change in operating assets and liabilities:
Trade, insurance and other receivables	7,098	(176)
Merchandise inventories	(146)	36,151
Prepaid expenses and other current assets	(4,470)	(2,730)
Accounts payable and accrued expenses	(23,004)	13,306
Reserve for self-insurance liabilities	266	(477)

Net cash used in operating activities	(14,036)	(8,995)

Cash flows from investing activities:
Purchases of long-lived assets	(24,131)	(31,401)
Sales of assets and other	460	10,004

Net cash used in investing activities	(23,671)	(21,397)

Cash flows from financing activities:
Gross borrowings on credit facilities	4,725	4,109
Gross payments on credit facilities	(4,713)	(4,109)
Increase in book overdrafts	1,662	11,223
Principal payments on capital leases	(3,282)	(2,890)
Debt issuance costs	(23)	—
Other, net	31	34

Net cash (used in) provided by financing activities	(1,600)	8,367

Decrease in cash and cash equivalents	(39,307)	(22,025)
Cash and cash equivalents at beginning of period	207,764	152,327

Cash and cash equivalents at end of period	$168,457	130,302

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

1.	Summary of Significant Accounting Policies and Other Matters

General: All information in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2011. See Note 1 to the Consolidated Financial Statements in that Form 10-K for a more detailed discussion of the Company’s significant accounting policies.

The Company: As of September 21, 2011, the Company operated as a major food retailer in five states in the southeastern United States with 483 retail stores, with four fuel centers and 75 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers. The Company’s operations are reported as a single reportable segment.

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

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 12 weeks ended September 21, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2012.

The Condensed Consolidated Balance Sheet as of June 29, 2011, was derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2011.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $161.5 million and cash in stores of $7.0 million as of September 21, 2011, and United States government obligations money market funds of $200.5 million and cash in stores of $7.3 million as of June 29, 2011. Book overdrafts of $21.7 million and $20.1 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of September 21, 2011, and June 29, 2011, respectively.

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

The calculation of diluted earnings (loss) per share included no potentially dilutive CSEs for the 12 weeks ended September 21, 2011, and September 22, 2010. Excluded from the calculation are approximately 4.6 million and 4.8 million anti-dilutive CSEs for the 12 weeks ended September 21, 2011, and September 22, 2010, respectively.

Comprehensive Loss: Comprehensive loss was $24.1 million and $76.9 million for the 12 weeks ended September 21, 2011, and September 22, 2010, respectively. Other comprehensive loss consists of changes in the Company’s post-retirement benefits obligation.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Merchandise Inventories

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales for continuing operations by $4.4 million and $1.1 million for the 12 weeks ended September 21, 2011, and September 22, 2010, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses store performance reviews for indications that changes in market factors, traffic patterns, competition and other factors have negatively impacted the operating results

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

of store locations. Such changes resulted in the identification of underperforming stores that experienced a current period cash flow loss combined with a history of cash flow losses. The Company compared the net book value of those underperforming store assets to the Company’s best estimate of the net undiscounted cash flows expected to result from the use and eventual disposition of the assets and, in some cases, the Company concluded that the net undiscounted cash flows were less than the net book value of the related assets. For those stores, the excess of the net book value of the assets over their fair value was recorded as an impairment charge.

Fair value estimates are based on assumptions the Company believes to be reasonable but are inherently uncertain, thus fall within level 3 of the fair value hierarchy. Fair value is determined using a discounted cash flow methodology, which incorporates the terminal value of equipment based on broker quotes and the market value of favorable leases and pharmacy scripts based on broker quotes.

No continuing operations impairment charges were recorded during the 12 weeks ended September 21, 2011, and September 22, 2010. For the 12 weeks ended September 22, 2010, $0.9 million of impairment charges were included in discontinued operations.

4.	Discontinued Operations

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

The Company expects to close one non-remodeled, underperforming store during the second quarter of fiscal 2012. During the 12 weeks ended September 22, 2010, the Company closed 29 non-remodeled, underperforming stores.

Results of operations for the 31 closed stores (including the store expected to close in the second quarter of fiscal 2012 and the store closed in the second quarter of fiscal 2011) were classified as discontinued operations. Net sales from discontinued operations for the 12 weeks ended September 21, 2011, and September 22, 2010, were $2.2 million and $50.2 million, respectively. For the 12 weeks ended September 21, 2011, the gain on disposal of discontinued operations consisted of $0.2 million net gain on sale or retirement of assets and $0.5 million from the settlement of a lease of a previously closed store. For the 12 weeks ended September 22, 2010, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, including pharmacy prescription files, $33.5 million of lease termination costs and $3.2 million of other costs.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following table presents the detail of liability activity for costs related to closed stores.

Liability for Closed Stores
Balance at June 29, 2011	$(33,963)
Expense	(498)
Cash payments	3,358

Balance at September 21, 2011	$(31,103)

The expense amount includes the effect on operations from the accretion of the present value of the expected future rental payments and an adjustment due to the settlement of a lease. The cash payments include payments made for rent and related costs.

5.	Commitments and Contingencies

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

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

6.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, which is an update to Topic 220, “Comprehensive Income”. The update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of September 21, 2011, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011, and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

OVERVIEW

During the 12 weeks ending September 21, 2011, our sales were impacted positively by inflation and sustainable merchandising and marketing initiatives and were impacted negatively by competitive activity and other general market factors. As a result, our net sales increased 3.1% for the 12 weeks ended September 21, 2011, as compared to the corresponding period in the prior fiscal year.

Our identical store sales increased 3.3% as compared to the same period in the prior fiscal year due primarily to a pass through of inflationary price increases in certain categories, and to increases in sales from our fuelperks!® Rewards program and computer generated ordering initiatives, and our remodeled stores. The increases were partially offset by competitive activity and other general market factors, and the continued mix shift from brand name pharmaceutical products to generics.

Our gross profit as a percentage of net sales for the first quarter of fiscal 2012 was 10 basis points higher than the same period in the prior fiscal year due to a decrease in other costs, which includes warehouse costs and inventory shrink, partially offset by a higher LIFO charge.

Operating and administrative expenses were essentially flat for the 12 weeks ended September 21, 2011, as compared to the same period in the prior fiscal year. Increases in credit card fees, depreciation and other costs were offset by decreases in payroll and payroll-related costs.

RESULTS OF OPERATIONS

Continuing Operations

(Dollar amounts in millions)	12 Weeks Ended
	Sept. 21, 2011	Sept. 22, 2010	Increase (Decrease)%
Net sales	$1,590	1,542	48	3.1%
Other revenue	(10)	(11)	1
Sales in new and closed stores	(1)	(2)	1

Identical store sales	$1,579	1,529	50	3.3%

Basket size (average sales per guest visit on identical store sales)				5.5%
Transaction count (number of guest visits on identical store sales)				-2.1%

Gross profit on net sales	$437	423	14	3.3%
% of net sales	27.5%	27.4%	0.1%
Operating and administrative expenses	$460	460	—	—
% of net sales	28.9%	29.8%	-0.9%

Net sales. Net sales for the 12 weeks ended September 21, 2011, increased as compared to the same period in the prior fiscal year due primarily to the increase in identical store sales. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

Our identical store sales for the 12 weeks ended September 21, 2011, were impacted positively by the pass through of inflationary price increases in certain categories, and by increases in sales from our fuelperks!® Rewards program and computer generated ordering initiatives, and our remodeled stores. Identical store sales were impacted negatively by competitive activity and other general market factors, and the continued mix shift from brand name pharmaceutical products to generics.

Gross Profit on Net Sales. Gross profit as a percentage of net sales for the 12 weeks ended September 21, 2011, increased as compared to the same period in the prior fiscal year due primarily to other items (30 basis points), including warehouse costs and inventory shrink, partially offset by a higher LIFO charge (20 basis points).

Operating and Administrative Expenses. The table below details the changes in operating and administrative expenses for the 12 weeks ended September 21, 2011, as compared to the same period in the prior fiscal year (in millions):

12 weeks ended September 21, 2011
Increase (decrease):
Credit card fees	$0.9
Depreciation	0.4
Other, net	0.1
Payroll and payroll-related expenses	(1.4)

$—

Operating and administrative expenses were essentially flat during the 12 weeks ended September 21, 2011, as compared to the 12 weeks ended September 22, 2010, due primarily to increases in credit card fees, depreciation and other costs, offset by decreases in payroll and payroll-related costs.

Impairment Charges. No impairment charges were recorded during the 12 weeks ended September 21, 2011, and September 22, 2010. See Part I, Item 1, Note 3 for further discussion of impairment charges.

Interest Expense, Net. Interest expense is primarily interest related to our credit facility and capital leases, offset by interest income. Interest expense, net was $1.8 million and $1.2 million for the 12 weeks ended September 21, 2011, and September 22, 2010, respectively. The increase in interest expense, net, was related primarily to an increase in capital lease interest for new leases and an increase in interest expense associated with the amended and restated $600.0 million credit facility.

Income Taxes. We had no income tax for the 12 weeks ended September 21, 2011, and income tax benefit of $1.2 million for the 12 weeks ended September 22, 2010. The benefit reflects our ability to carry back certain net operating losses and certain refundable credits. Beginning in fiscal 2012 we have no further ability to carry back net operating losses.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of September 21, 2011, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $776.5 million that will begin to expire in fiscal 2025.

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

The Company expects to close one non-remodeled, underperforming store during the second quarter of fiscal 2012. During the 12 weeks ended September 22, 2010, the Company closed 29 non-remodeled, underperforming stores.

Results of operations for the 31 closed stores (includes the store expected to close in the second quarter of fiscal 2012 and the store closed in the second quarter of fiscal 2011) were classified as discontinued operations. Net sales from discontinued operations for the 12 weeks ended September 21, 2011, and September 22, 2010, were $2.2 million and $50.2 million, respectively. For the 12 weeks ended September 21, 2011, the gain on disposal of discontinued operations consisted of $0.2 million net gain on sale or retirement of assets and $0.5 million from the settlement of a lease of a previously closed store. For the 12 weeks ended September 22, 2010, the loss on disposal of discontinued operations consisted of $8.4 million net gain on sale or retirement of assets, including pharmacy prescription files, $33.5 million of lease termination costs and $3.2 million of other costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of September 21, 2011, we had $551.5 million of liquidity, comprised of $383.0 million of borrowing availability under the Credit Agreement (defined below) and $168.5 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2012 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. Based on anticipated cash flow from operations and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2012 to operate our business and fund capital expenditures.

Credit Agreement

On March 18, 2011, Winn-Dixie Stores, Inc., and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $600.0 million (“Maximum Credit”) senior secured revolving credit facility, of which a maximum of $300.0 million may be utilized for letters of credit. The Credit Agreement matures March 18, 2016, at which time all principal amounts then outstanding under the agreement will be due and payable. At our request, under certain conditions the facility may be increased by up to $100.0 million. Obligations under the Credit Agreement are guaranteed by certain of our subsidiaries and are secured by senior liens on substantially all of our assets. Debt issuance costs of $9.0 million are being amortized over the term of the Credit Agreement. This Form 10-Q contains only a general description of the terms of the Credit Agreement and is qualified in its entirety by reference to the full Credit Agreement (filed as Exhibit 10.1 to the Form 8-K filed on March 21, 2011). The following capitalized terms have specific meanings as defined in the Credit Agreement: Agent, Borrowing Base, Minimum Excess Availability, Maximum Credit and Reserves.

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 12 weeks ended September 21, 2011.

Borrowing availability was $383.0 million as of September 21, 2011, as summarized below (in thousands):

September 21, 2011
Borrowing Base [1]	$553,515
Outstanding letters of credit	(115,172)
Minimum Excess Availability	(55,351)
Outstanding borrowings	(12)

Borrowing availability	$382,980

[1]	The lesser of the value of collateral or the Maximum Credit net of Reserves.

As shown in the table above, the Borrowing Base under the Credit Facility is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

As of September 21, 2011, letters of credit totaling $115.2 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 12 weeks ended September 21, 2011, and September 22, 2010 (in thousands):

	12 weeks ended
	September 21, 2011	September 22, 2010
Cash (used in) provided by:
Operating activities	$(14,036)	(8,995)
Investing activities	(23,671)	(21,397)
Financing activities	(1,600)	8,367

Operating Activities. Net cash used in operating activities for the 12 weeks ended September 21, 2011, was due primarily to changes in working capital items and operating cash flows. Net cash used in operating activities for the 12 weeks ended September 22, 2010, was due to operating losses from both continuing and discontinued operations and changes in working capital items.

Investing Activities. For the 12 weeks ended September 21, 2011, net cash used in investing activities was due primarily to capital expenditures, including our store-remodeling program. For the 12 weeks ended September 22, 2010, net cash used in investing activities was due primarily to capital expenditures, including our store-remodeling program. In addition, we received $9.8 million in proceeds from sales of pharmacy prescription files related to the discontinued operations stores during the 12 weeks ended September 22, 2010.

Financing Activities. For the 12 weeks ended September 21, 2011, net cash used in financing activities was due primarily to payments on capital leases. For the 12 weeks ended September 22, 2010, net cash used in financing activities was due primarily to an increase in book overdrafts offset by payments on capital leases.

Capital Expenditures. In fiscal 2012, we expect capital expenditures to total approximately $200.0 million, of which approximately $125.0 million is for our store-remodeling program and new stores. We anticipate spending approximately $75.0 million on other capital expenditures, including retail store maintenance, information technology, and other projects.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the first quarter of fiscal 2012 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 21, 2011, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of September 21, 2011, we had $12.0 thousand outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 21, 2011, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 21, 2011, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 21, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 5 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 21, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Page intentionally blank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: October 31, 2011	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 31, 2011	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 21, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.