Form 10-Q
period 2012-01-11
WINN DIXIE STORES INC
filed 2012-02-21
CIK 107681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 11, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 8, 2012, 56,556,410 shares of Winn-Dixie Stores, Inc. common stock were outstanding.

FORM 10-Q

Part I – Financial Information

Part I – Financial Information

Item 1. Financial Statements

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	16 weeks ended
Amounts in thousands except per share data	January 11, 2012	January 12, 2011
Net sales	$2,143,119	2,095,090
Cost of sales, including warehouse and delivery expenses	1,557,611	1,514,753

Gross profit on net sales	585,508	580,337
Operating and administrative expenses	601,692	596,890
Impairment charges	487	4,249

Operating loss	(16,671)	(20,802)
Interest expense, net	1,736	1,974

Loss from continuing operations before income tax	(18,407)	(22,776)
Income tax benefit	—	(811)

Net loss from continuing operations	(18,407)	(21,965)

Discontinued operations:
Loss from discontinued operations	(117)	(1,345)
Gain (loss) on disposal of discontinued operations	538	(695)

Net earnings (loss) from discontinued operations	421	(2,040)

Net loss	$(17,986)	(24,005)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.33)	(0.39)
Earnings (loss) from discontinued operations	0.01	(0.04)

Basic and diluted loss per share	$(0.32)	(0.43)

Weighted average common shares outstanding - basic	56,401	55,700

Weighted average common shares outstanding - diluted	56,401	55,700

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	28 weeks ended
Amounts in thousands except per share data	January 11, 2012	January 12, 2011
Net sales	$3,733,509	3,637,243
Cost of sales, including warehouse and delivery expenses	2,710,918	2,633,590

Gross profit on net sales	1,022,591	1,003,653
Operating and administrative expenses	1,061,544	1,056,707
Impairment charges	487	4,249

Operating loss	(39,440)	(57,303)
Interest expense, net	3,560	3,152

Loss from continuing operations before income tax	(43,000)	(60,455)
Income tax benefit	—	(1,977)

Net loss from continuing operations	(43,000)	(58,478)

Discontinued operations:
Loss from discontinued operations	(308)	(13,336)
Gain (loss) on disposal of discontinued operations	1,220	(28,982)

Net earnings (loss) from discontinued operations	912	(42,318)

Net loss	$(42,088)	(100,796)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.77)	(1.05)
Earnings (loss) from discontinued operations	0.02	(0.77)

Basic and diluted loss per share	$(0.75)	(1.82)

Weighted average common shares outstanding - basic	56,173	55,516

Weighted average common shares outstanding - diluted	56,173	55,516

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Dollar amounts in thousands except par value	January 11, 2012	June 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,694	207,764
Trade and other receivables, less allowance for doubtful receivables of $3,182 ($3,230 at June 29, 2011)	71,159	71,082
Merchandise inventories, less LIFO reserve of $65,794 ($55,627 at June 29, 2011)	581,050	580,089
Prepaid expenses and other current assets	31,644	28,994

Total current assets	813,547	887,929

Property, plant and equipment, net	691,079	658,891
Intangible assets, net	199,770	207,216
Deferred tax assets, non-current	36,646	36,646
Other assets, net	8,142	9,108

Total assets	$1,749,184	1,799,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current obligations under capital leases	$17,526	10,888
Accounts payable	338,474	345,944
Reserve for self-insurance liabilities	79,740	74,837
Accrued wages and salaries	72,603	73,929
Deferred tax liabilities	44,740	44,740
Accrued expenses	98,070	115,007

Total current liabilities	651,153	665,345

Reserve for self-insurance liabilities	108,683	111,622
Unfavorable leases	76,571	82,390
Obligations under capital leases	46,530	31,875
Other liabilities	39,309	45,050

Total liabilities	922,246	936,282

Commitments and contingent liabilities (Notes 1 and 7)
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 400,000,000 shares; 56,667,269 shares issued and 56,554,662 shares outstanding at January 11, 2012, and 55,932,767 shares issued and 55,820,160 shares outstanding at June 29, 2011.	57	56
Additional paid-in capital	824,778	819,009
(Accumulated deficit) retained earnings	(2,255)	39,833
Accumulated other comprehensive income	4,358	4,610

Total shareholders’ equity	826,938	863,508

Total liabilities and shareholders’ equity	$1,749,184	1,799,790

See accompanying notes to condensed consolidated financial statements (unaudited).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	28 weeks ended
Dollar amounts in thousands	January 11, 2012	January 12, 2011
Cash flows from operating activities:
Net loss	$(42,088)	(100,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,983	62,470
Share-based compensation	5,677	4,990
Deferred income taxes	—	111
Other, net	1,389	(2,283)
Change in operating assets and liabilities:
Trade, insurance and other receivables	(77)	(2,073)
Merchandise inventories	(961)	59,054
Prepaid expenses and other current assets	(2,650)	668
Accounts payable and accrued expenses	(34,999)	(35,982)
Reserve for self-insurance liabilities	1,964	7,838

Net cash used in operating activities	(6,762)	(6,003)

Cash flows from investing activities:
Purchases of long-lived assets	(69,508)	(44,644)
Sales of assets and other	1,633	10,316

Net cash used in investing activities	(67,875)	(34,328)

Cash flows from financing activities:
Gross borrowings on credit facilities	9,776	7,762
Gross payments on credit facilities	(9,776)	(7,762)
Increase in book overdrafts	6,882	3,258
Principal payments on capital leases	(10,333)	(6,766)
Debt issuance costs	(75)	—
Other, net	93	74

Net cash used in financing activities	(3,433)	(3,434)

Decrease in cash and cash equivalents	(78,070)	(43,765)
Cash and cash equivalents at beginning of period	207,764	152,327

Cash and cash equivalents at end of period	$129,694	108,562

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

The Company: As of January 11, 2012, the Company operated as a major food retailer in five states in the southeastern United States with 482 retail stores, with four fuel centers and 77 liquor stores at the retail stores. In support of its stores, the Company operated six distribution centers. The Company’s operations are reported as a single reportable segment.

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

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 16 and 28 weeks ended January 11, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2012.

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

Cash and Cash Equivalents: Cash and cash equivalents consisted of United States government obligations money market funds of $122.5 million and cash in stores of $7.2 million as of January 11, 2012, and United States government obligations money market funds of $200.5 million and cash in stores of $7.3 million as of June 29, 2011. Book

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

overdrafts of $27.0 million and $20.1 million were classified as accounts payable in the Condensed Consolidated Balance Sheets as of January 11, 2012, and June 29, 2011, respectively.

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

The calculation of diluted earnings (loss) per share included no potentially dilutive CSEs for the 16 and 28 weeks ended January 11, 2012, and January 12, 2011. Excluded from the calculation are approximately 4.8 million anti-dilutive CSEs for both the 16 and 28 weeks ended January 11, 2012, and approximately 5.0 million anti-dilutive CSEs for both the 16 and 28 weeks ended January 12, 2011.

Comprehensive Loss: Comprehensive loss was $18.2 million and $42.3 million for the 16 and 28 weeks ended January 11, 2012, respectively, and $24.2 million and $101.1 million for the 16 and 28 weeks ended January 12, 2011, respectively. Other comprehensive loss consists of changes in the Company’s post-retirement benefits obligation.

Reclassifications and Revisions: Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Merger Agreement with Bi-Lo LLC

On December 16, 2011, the Company entered into an Agreement and Plan of Merger, (the “Merger Agreement”), with Opal Holdings, LLC, a Delaware limited liability company (“Parent”), and Opal Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Acquiring Parties”). Parent is a wholly-owned subsidiary of BI-LO, LLC, a Delaware limited liability company, which is itself a wholly-owned subsidiary of BI-LO Holding, LLC, a Delaware limited liability company. BI-LO Holding, LLC, is a majority-owned subsidiary of Lone Star Fund V (U.S.), L.P., a partnership that is part of the group of investment funds commonly known as Lone Star Funds.

The Merger Agreement provides for, upon the terms and subject to the conditions in the Merger Agreement, the merger of Merger Sub with and into the Company with the Company being the surviving company as a wholly-owned subsidiary of Parent (the “Merger”).

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than any shares owned by the Company, the Acquiring Parties or any of their respective subsidiaries) will be cancelled and will be converted automatically into the right to receive $9.50 per share in cash, without interest. The aggregate purchase price is approximately $560 million.

Completion of the Merger is subject to customary closing conditions including, among others, approval by the Company’s shareholders, the absence of a Company “material adverse effect” since the date of the Merger Agreement and absence of any order or injunction prohibiting the consummation of the Merger. A special meeting of the Company’s stockholders is scheduled for March 9, 2012. The primary purpose of the meeting is to consider and vote on the proposal to approve the Agreement and Plan of Merger.

3.	Merchandise Inventories

The Company uses the last-in, first-out (“LIFO”) method to value approximately 85% of its inventory. LIFO charges increased cost of sales for continuing operations by $5.8 million and $10.2 million for the 16 and 28 weeks ended January 11, 2012, respectively and by $5.2 million and $6.3 million for the 16 and 28 weeks ended January 12, 2011, respectively.

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

Continuing operations impairment charges of $0.5 million were recorded for the 16 and 28 weeks ended January 11, 2012, and continuing operations impairment charges of $4.2 million were recorded for the 16 and 28 weeks ended January 12, 2011. Discontinued operations for the 16 and 28 weeks ended January 12, 2011, included impairment charges of $0.2 million and $1.1 million, respectively. No impairment charges were included in discontinued operations for the 16 and 28 weeks ended January 11, 2012.

5.	Share-Based Payments

Under the Fiscal 2012 Equity Incentive Plan (“2012 EIP Plan”), the Compensation Committee of the Company’s Board of Directors may grant up to 6.0 million share-based payments to officers, employees and non-employee directors, among others. The 2012 EIP Plan was approved by shareholders on November 9, 2011, and is effective for all grants made subsequent to November 9, 2011.

Total compensation expense related to share-based payments was $3.1 million and $5.7 million for the 16 and 28 weeks ended January 11, 2012, respectively, and $2.4 million and $5.0 million for the 16 and 28 weeks ended January 12, 2011, respectively. As of January 11, 2012, the Company had $14.0 million of unrecognized compensation expense related to share-based payments, which it expects to recognize over a weighted-average period of 1.5 years.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Options

Changes in options during the 28 weeks ended January 11, 2012, were as follows:

	Number of Shares (thousands)	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 29, 2011	4,037	$14.18
Granted	324	6.24
Exercised	(3)	7.11
Forfeited	(66)	10.77
Expired	(41)	12.16

Outstanding as of January 11, 2012	4,251	$13.65	3.8	$1,790

The fair value of options is estimated at the grant date using the Black-Scholes option-pricing model, which requires the use of various assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the grant date. The Company assumes a dividend yield of 0%, since it does not pay dividends and has no current plans to do so. The volatility assumptions for grants issued subsequent to September 21, 2011, are based on the Company’s own historical volatility. For grants issued between January 8, 2009 and September 21, 2011, the volatility assumptions are based on both historical volatilities of comparable publicly traded companies and the Company’s own historical volatility. Prior to January 8, 2009, the volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted-average grant-date fair value of the options granted during the 28 weeks ended January 11, 2012, and January 12, 2011, was $2.95 and $3.23, respectively, which was determined using the following assumptions:

	28 weeks ended
	January 11, 2012	January 12, 2011
Risk-free interest rate	0.75%	1.08%
Expected dividend yield	0.0%	0.0%
Expected life (years)	4.50	4.50
Volatility	58.21%	55.15%

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

Restricted Stock Units

Changes in the restricted stock units during the 28 weeks ended January 11, 2012, were as follows:

	Number of Shares (thousands)	Weighted-Average Grant Date Fair Value per share
Nonvested balance as of June 29, 2011	2,265	$9.89
Granted	751	6.48
Vested	(720)	10.01
Forfeited	(103)	9.91

Nonvested balance as of January 11, 2012	2,193	$8.68

6.	Discontinued Operations

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

The Company closed one non-remodeled, underperforming store during the 28 weeks ended January 11, 2012. During the 28 weeks ended January 12, 2011, the Company closed 30 non-remodeled, underperforming stores.

Results of operations for the 31 closed stores were classified as discontinued operations. Net sales from discontinued operations for the 16 and 28 weeks ended January 11, 2012, were $0.0 million and $2.2 million, respectively. Net sales from discontinued operations for the 16 and 28 weeks ended January 12, 2011, were $4.0 million and $54.2 million, respectively.

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

The following summarizes the costs included in gain (loss) on disposal of discontinued operations:

	(33,860)	(33,860)
	16 weeks ended
	Jan. 11, 2012	Jan. 12, 2011
Gain (loss) on sale/retirement, net	$98	(68)
Lease termination gain (loss)	496	(362)
Other location closing costs	(56)	(265)

Net gain (loss) on disposal	$538	(695)

	(33,860)	(33,860)
	28 weeks ended
	Jan. 11, 2012	Jan. 12, 2011
Gain on sale/retirement, net	$321	8,351
Lease termination gain (loss)	1,004	(33,860)
Other location closing costs	(105)	(3,473)

Net gain (loss) on disposal	$1,220	(28,982)

The following table presents the detail of liability activity for costs related to closed stores.

Liability for Closed Stores
Balance at June 29, 2011	$(34,041)
Expense	(1,454)
Cash payments	8,639

Balance at January 11, 2012	$(26,856)

The balance at June 29, 2011, includes $79 thousand of accrued expenses related to the lease of the closed store that was reclassified to the closed store lease liability in 2012. The expense amount includes the effect on operations from the accretion of the present value of the expected future rental payments and adjustments due to the settlement of two leases and other estimates offset by the additional liability of one store. The cash payments include payments made for rent and related costs.

7.	Commitments and Contingencies

Litigation and Claims

In January 2012, a total of eight complaints challenging the proposed merger between BI-LO, LLC, and Winn-Dixie Stores, Inc., were filed by plaintiffs seeking to represent a class of Winn-Dixie shareholders. Seven complaints have been filed in the Circuit Court of the Fourth Judicial District in and for Duval County, Florida, and one case was filed in the United States District Court for the Middle District of Florida. The cases filed in state court

WINN-DIXIE STORES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollar amounts in thousands except per share data, unless otherwise stated

have been consolidated, a Lead Plaintiff appointed, and the Lead Plaintiff has filed an amended complaint. The plaintiffs in the consolidated case pending in state court and in the case pending in federal court generally allege, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to Winn-Dixie shareholders, that the proposed proxy statement contains materially misleading disclosures or omissions regarding the proposed transaction, and that the members of Winn-Dixie’s Board of Directors breached their fiduciary duties in approving the Merger Agreement and issuing a proxy statement. The plaintiffs also allege that those alleged breaches of fiduciary duty were aided and abetted by Winn-Dixie and the entities affiliated with BI-LO, LLC, named in the various complaints. The plaintiffs seek equitable relief, including an injunction prohibiting consummation of the merger, and rescission or rescissory damages if the merger is consummated. The defendants’ responses to these complaints are not yet due.

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

8.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, which is an update to Topic 220, “Comprehensive Income”. The update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for all annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2011, and is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Unless specified to the contrary, all information herein is reported as of January 11, 2012, which was the end of our most recently completed fiscal quarter.

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

All forward-looking statements, as well as our business and strategic initiatives, are subject to certain risks and uncertainties that could cause actual results to differ materially from expected results. Management believes that these forward-looking statements are reasonable. However, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risks and uncertainties and other factors that you may wish to consider are described in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011, in “Part II, Item 1A: Risk Factors” in this report and elsewhere in our filings with the Securities and Exchange Commission. A number of factors, many of which are described in “Item 1A: Risk Factors” in the Form 10-K, could cause our actual results to differ materially from the expected results described in our forward-looking statements.

OVERVIEW

During the 16 and 28 weeks ending January 11, 2012, our sales were impacted positively by inflation and sustainable merchandising and marketing initiatives and were impacted negatively by competitive activity and other general market factors. As a result, our net sales increased 2.3% and 2.7% for the 16 and 28 weeks ended January 11, 2012, respectively, as compared to the corresponding periods in the prior fiscal year.

Our identical store sales increased 2.5% and 2.9% for the second quarter and year-to-date periods of fiscal 2012, respectively, as compared to the same period in the prior fiscal year, due primarily to a pass-through of inflationary price increases in certain categories, and to increases in sales from our fuelperks!® rewards program, computer generated ordering initiatives, and our remodeled stores. The increases were partially offset by competitive activity and other general market factors, and the continued mix shift from brand name pharmaceutical products to generics.

Our gross profit as a percentage of net sales for the second quarter of fiscal 2012 was 40 basis points lower than the same period in the prior fiscal year due to increased charges related to pricing and promotional programs.

Our gross profit as a percentage of net sales for the year-to-date period of fiscal 2012 was 20 basis points lower than the same period in the prior fiscal year due to increased charges related to pricing and promotional programs and a higher LIFO charge offset by decreases in other costs, including warehouse costs and inventory shrink.

Operating and administrative expenses increased $4.8 million for the 16 and 28 weeks ended January 11, 2012, as compared to the same periods in the prior fiscal year. These increases were due primarily to increases in merger related costs, payroll and payroll-related costs and depreciation offset by the payment from the Gulf Coast Claims Facility (“GCCF”) established by BP Exploration & Production, Inc. (“BP”) for damages suffered as a result of the Deepwater Horizon Oil Spill on April 20, 2010.

On December 16, 2011, we entered into the Merger Agreement with the Acquiring Parties pursuant to which each issued and outstanding share of common stock of the Company (other than any shares owned by the Company, the Acquiring Parties or any of their respective subsidiaries) will be cancelled and will be converted automatically into the right to receive $9.50 per share in cash, without interest. See Note 2 of Notes to Consolidated Financial Statements for information related to this merger.

RESULTS OF OPERATIONS

Continuing Operations

(Dollar amounts in millions)	16 Weeks Ended
	Jan. 11, 2012	Jan. 12, 2011	Increase (Decrease)%
Net sales	$2,143	2,095	48	2.3%
Other revenue	(13)	(16)	3
Sales in new and closed stores	—	(2)	2

Identical store sales	$2,130	2,077	53	2.5%

Basket size (average sales per guest visit on identical store sales)				4.2%
Transaction count (number of guest visits on identical store sales)				-1.6%

Gross profit on net sales	$585	580	5	0.9%
% of net sales	27.3%	27.7%	-0.4%

Operating and administrative expenses	$602	597	5	0.8%
% of net sales	28.1%	28.5%	-0.4%

(Dollar amounts in millions)	28 Weeks Ended
	Jan. 11, 2012	Jan. 12, 2011	Increase (Decrease)%
Net sales	$3,734	3,637	97	2.7%
Other revenue	(23)	(27)	4
Sales in new and closed stores	(1)	(3)	2

Identical store sales	$3,710	3,607	103	2.9%

Basket size (average sales per guest visit on identical store sales)				4.7%
Transaction count (number of guest visits on identical store sales)				-1.8%

Gross profit on net sales	$1,023	1,004	19	1.9%
% of net sales	27.4%	27.6%	-0.2%

Operating and administrative expenses	$1,062	1,057	5	0.5%
% of net sales	28.4%	29.1%	-0.7%

Net sales. Net sales for the 16 and 28 weeks ended January 11, 2012, increased as compared to the same period in the prior fiscal year due primarily to the increase in identical store sales. We define identical store sales as sales from continuing operations stores, including stores that we remodeled or enlarged during the period and excluding stores that opened or closed during the period.

Our identical store sales for the 16 and 28 weeks ended January 11, 2012, were impacted positively by the pass-through of inflationary price increases in certain categories, and by increases in sales from our fuelperks!® rewards program, computer generated ordering initiatives, and our remodeled stores. Identical store sales were impacted negatively by competitive activity and other general market factors, and the continued mix shift from brand name pharmaceutical products to generics.

Gross Profit on Net Sales. Gross profit as a percentage of net sales for the 16 weeks ended January 11, 2012, decreased as compared to the same period in the prior fiscal year due primarily to increased charges related to pricing and promotional programs (40 basis points).

Gross profit as a percentage of net sales for the 28 weeks ended January 11, 2012, decreased as compared to the same period in the prior fiscal year due primarily to pricing and promotional programs (30 basis points) and a higher LIFO charge (10 basis points), offset by decreases in other costs, including warehouse costs and inventory shrink (20 basis points).

Operating and Administrative Expenses. The table below details the changes in operating and administrative expenses for the 16 and 28 weeks ended January 11, 2012, as compared to the same period in the prior fiscal year (in millions):

	16 weeks ended January 11, 2012	28 weeks ended January 11, 2012
Increase (decrease):
Merger related costs	$5.0	5.0
Payroll and payroll-related expenses	3.5	2.1
Depreciation	1.8	2.1
Other, net	(0.4)	0.7
Gulf Coast oil spill payment	(5.1)	(5.1)

	$4.8	4.8

Operating and administrative expenses increased during the 16 and 28 weeks ended January 11, 2012, as compared to the same periods in the prior fiscal year, due primarily to increases in merger related costs, payroll and payroll-related costs and depreciation offset by the payment from the GCCF established by BP for damages suffered as a result of the Deepwater Horizon Oil Spill on April 20, 2010.

Impairment Charges. Impairment charges related to store facilities of $0.5 million were recorded during both the 16 and 28 weeks ended January 11, 2012. Impairment charges related to store facilities of $4.2 million were recorded during both the 16 and 28 weeks ended January 12, 2011. See Part I, Item 1, Note 4 for further discussion of impairment charges.

Interest Expense, Net. Interest expense is primarily interest related to our credit facility and capital leases, offset by interest income. Interest expense, net remained relatively unchanged for the 16 and 28 weeks ended January 11, 2012, as compared to the same periods in the prior fiscal year. Interest expense, net for the 16 weeks ended January 11, 2012, and January 12, 2011, was $1.7 million and $2.0 million, respectively and $3.6 million and $3.2 million for the 28 weeks ended January 11, 2012, and January 12, 2011, respectively.

Income Taxes. We had no income tax for the 16 and 28 weeks ended January 11, 2012. Income tax benefit was $0.8 million and $2.0 million for the 16 and 28 weeks ended January 12, 2011, respectively. The benefit reflected our ability to carry back certain net operating losses and certain refundable credits. Beginning in fiscal 2012, we have no further ability to carry back net operating losses.

We maintain a full valuation allowance against substantially all of our net deferred tax assets. The valuation allowance will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets will be realized.

As of January 11, 2012, we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $745.7 million that will begin to expire in fiscal 2025.

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

The Company closed one non-remodeled, underperforming store during the 28 weeks ended January 11, 2012. During the 28 weeks ended January 12, 2011, the Company closed 30 non-remodeled, underperforming stores.

Results of operations for the 31 closed stores were classified as discontinued operations. Net sales from discontinued operations for the 16 and 28 weeks ended January 11, 2012, were $0.0 million and $2.2 million, respectively. Net sales from discontinued operations for the 16 and 28 weeks ended January 12, 2011, were $4.0 million and $54.2 million, respectively.

The following summarizes the costs included in gain (loss) on disposal of discontinued operations:

	Jan. 11, 2012	Jan. 11, 2012
	16 weeks ended
	Jan. 11, 2012	Jan. 12, 2011
Gain (loss) on sale/retirement, net	$98	(68)
Lease termination gain (loss)	496	(362)
Other location closing costs	(56)	(265)

Net gain (loss) on disposal	$538	(695)

	Jan. 11, 2012	Jan. 11, 2012
	28 weeks ended
	Jan. 11, 2012	Jan. 12, 2011
Gain on sale/retirement, net	$321	8,351
Lease termination gain (loss)	1,004	(33,860)
Other location closing costs	(105)	(3,473)

Net gain (loss) on disposal	$1,220	(28,982)

LIQUIDITY AND CAPITAL RESOURCES

Summary

As of January 11, 2012, we had $523.2 million of liquidity, comprised of $393.5 million of borrowing availability under the Credit Agreement (defined below) and $129.7 million of cash and cash equivalents. We anticipate our capital expenditures for the remainder of fiscal 2012 will be funded substantially by cash flows from operations, working capital improvements, and cash and cash equivalents on hand. Based on anticipated cash flow from operations and borrowing availability, we believe that we will have sufficient resources beyond fiscal 2012 to operate our business and fund capital expenditures.

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

We had no material borrowings on the Credit Agreement, other than fees charged by the lender, during the 28 weeks ended January 11, 2012.

Borrowing availability was $393.5 million as of January 11, 2012, as summarized below (in thousands):

January 11, 2012
Borrowing Base [1]	$558,823
Outstanding letters of credit	(109,491)
Minimum Excess Availability	(55,882)
Outstanding borrowings	—

Borrowing availability	$393,450

[1]	The lesser of the value of collateral or the Maximum Credit net of Reserves.

As shown in the table above, the Borrowing Base under the Credit Facility is determined net of Reserves, which are subject to revision by the Agent to reflect events or circumstances that adversely affect the value of the Borrowing Base assets. Accordingly, a determination by the Agent to increase Reserves would reduce availability.

As of January 11, 2012, letters of credit totaling $109.5 million were issued under the Credit Agreement. Outstanding letters of credit related primarily to insurance programs including workers’ compensation.

Historical Cash Flow Data

The table below sets forth certain Condensed Consolidated Statements of Cash Flows data for the 28 weeks ended January 11, 2012, and January 12, 2011 (in thousands):

	28 weeks ended
	January 11, 2012	January 12, 2011
Cash used in:
Operating activities	$(6,762)	(6,003)
Investing activities	(67,875)	(34,328)
Financing activities	(3,433)	(3,434)

Operating Activities. Net cash used in operating activities for the 28 weeks ended January 11, 2012, was due primarily to changes in working capital. Net cash used in operating activities for the 28 weeks ended January 12, 2011, was due primarily to operating losses from both continuing and discontinued operations and changes in working capital items.

Investing Activities. For the 28 weeks ended January 11, 2012, net cash used in investing activities was due primarily to capital expenditures, including our store-remodeling program. For the 28 weeks ended January 12, 2011, net cash used in investing activities was due primarily to capital expenditures, including our store-remodeling program. In addition, we received $9.8 million in proceeds from sales of pharmacy prescription files related to the discontinued operations stores during the 28 weeks ended January 12, 2011.

Financing Activities. For the 28 weeks ended January 11, 2012, and January 12, 2011, net cash used in financing activities was due primarily to payments on capital leases offset by increases in book overdrafts.

Capital Expenditures. In fiscal 2012, we expect capital expenditures to total approximately $165.0 million, a reduction of $35 million from our prior quarter estimate. Approximately $90.0 million is for our store-remodeling program and new stores. We anticipate spending approximately $75.0 million on other capital expenditures, including retail store maintenance, information technology, and other projects.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates for the second quarter of fiscal 2012 are consistent with those included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of January 11, 2012, we had no derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Our current exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Agreement, which is a variable rate financing agreement. As of January 11, 2012, we had no borrowing outstanding under the Credit Agreement. We currently do not use swaps or other interest rate protection agreements to hedge this risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 11, 2012, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of January 11, 2012, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 11, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

See Part I, Item 1, Note 7 for a discussion of legal proceedings.

Item 1A.	Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011, could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2011, except as mentioned below. Additional information concerning those risks and uncertainties and other factors that you may wish to consider are contained elsewhere in our filings with the Securities and Exchange Commission.

Risks Related to the Planned Merger:

The closing of the merger with a subsidiary of BI-LO, LLC, is subject to customary closing conditions.

The closing of the merger with a subsidiary of BI-LO, LLC, is subject to customary closing conditions, including, among others, approval by the Company’s shareholders, the absence of a Company “material adverse effect” since the date of the Merger Agreement and absence of any order or injunction prohibiting the consummation of the merger. The timing of the closing of the merger is subject to factors beyond our control. While we expect to complete the merger shortly following the special shareholder meeting scheduled for March 9, 2012, the closing of the merger may not be completed by such time or at all.

Failure to complete the merger could negatively impact the market price of our common stock and our future business and financial results.

Failure to complete the merger with a subsidiary of BI-LO, LLC, could negatively impact the market price of our common stock to the extent that the current market price reflects an assumption that the merger will be completed. In addition, such failure could negatively impact our future business and financial results because of, among other things, the disruption that could occur as a result of uncertainties relating to a failure to complete the merger and the potential inability to recover certain transaction costs related to the merger, including a $19.6 million termination fee that could be payable by the Company under certain conditions. In addition, the attention of our management will have been diverted to the merger instead of our operations and pursuit of other opportunities that could have been beneficial to us.

The merger could negatively impact our current and future business and financial results.

The Merger Agreement contains customary representations and warranties of the Company. The merger agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the merger, (b) non-solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the merger to be completed.

Compliance with the covenants outlined in the Merger Agreement could restrict our ability to operate the business or result in our failure to pursue other opportunities which could be beneficial to our business in the future, should the merger not be completed. Furthermore, management’s efforts may be focused on completing the merger and diverted from the operation of the business.

The announcement of the merger could have a negative impact on our ability to retain and, if necessary, attract key employees, which could in turn have an unfavorable impact on our financial results.

Our success depends significantly on the continued contributions of key employees. The loss of a key employee or the inability to attract and retain experienced employees could harm our operating results. Employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect our ability to retain key personnel.

Litigation has commenced against us in connection with the planned merger with a subsidiary of BI-LO, LLC.

A total of eight complaints challenging the merger have been filed by plaintiffs seeking to represent a class of the Company’s shareholders. Seven complaints have been filed in the Circuit Court of the Fourth Judicial District in and for Duval County, Florida, and one case filed in the United States District Court for the Middle District of Florida. The cases filed in state court have been consolidated, a Lead Plaintiff appointed, and the Lead Plaintiff has filed an amended complaint.

The plaintiffs in the consolidated case pending in state court and in the case pending in federal court generally allege, among other things, that the consideration agreed to in the merger agreement is inadequate and unfair to the Company’s shareholders, that the proxy statement contains materially misleading disclosures or omissions regarding the proposed transaction, and that the members of the Company’s Board of Directors breached their fiduciary duties in approving the merger agreement and issuing the proxy statement. The plaintiffs also allege that those alleged breaches of fiduciary duty were aided and abetted by the Company and the entities affiliated with BI-LO, LLC, named in the various complaints. The plaintiffs seek equitable relief, including an injunction prohibiting consummation of the merger, and rescission or rescissory damages if the merger is consummated. The defendants’ responses to these complaints are not yet due. Based on the facts known to date, we believe the claims to be without merit and intend to defend them vigorously, including opposing any efforts to enjoin the proposed transaction. The cost of defending such lawsuit could have an adverse impact on our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

2.2	Agreement and Plan of Merger, dated as of December 16, 2011, by and among Opal Holdings, LLC, Opal Merger Sub, Inc. and Winn-Dixie Stores, Inc.	Previously filed as Exhibit 2.1 to Form 8-K on December 19, 2011, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Fiscal 2012 Equity Incentive Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 27, 2011, which herein incorporated by reference.

10.2	Forms of equity award agreements under the Winn-Dixie Stores, Inc. Fiscal 2012 Equity Incentive Plan: (1) Form of Time-Vested Non-Qualified Stock Option Award; (2) Form of Time-Vested Restricted Stock Unit Award; (3) Form of Performance-Based Restricted Stock Unit Award; and (4) Form of Restricted Stock Unit Award for Directors.

10.3	Executive Retention Bonus Agreement dated January 11, 2012, between BI-LO Holding, LLC, and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on January 13, 2012, which Exhibit is herein incorporated by reference.

10.4	Post-Closing Employment Agreement by and between BI-LO Holding, LLC, and Bennett L. Nussbaum dated January 25, 2012.	Previously filed as Exhibit 10.1 to Form 8-K on January 27, 2012, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended January 11, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINN-DIXIE STORES, INC.

Date: February 21, 2012	/s/ BENNETT L. NUSSBAUM
Bennett L. Nussbaum
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 21, 2012	/s/ D. MICHAEL BYRUM
D. Michael Byrum
Vice President, Corporate Controller
and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference From

2.1	Order Confirming Joint Plan of Reorganization of Winn-Dixie Stores, Inc. and Affiliated Debtors entered November 9, 2006.	Previously filed as Exhibit 99.2 to Form 8-K on November 15, 2006, which Exhibit is herein incorporated by reference.

2.2	Agreement and Plan of Merger, dated as of December 16, 2011, by and among Opal Holdings, LLC, Opal Merger Sub, Inc. and Winn-Dixie Stores, Inc.	Previously filed as Exhibit 2.1 to Form 8-K on December 19, 2011, which Exhibit is herein incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-A/A on November 21, 2006, which Exhibit is herein incorporated by reference.

3.2	Amended and Restated By-Laws of Winn-Dixie Stores, Inc.	Previously filed as Exhibit 3.1 to Form 8-K on November 12, 2008, which Exhibit is herein incorporated by reference.

10.1	Winn-Dixie Stores, Inc. Fiscal 2012 Equity Incentive Plan.	Previously filed as Appendix A to the Company’s proxy statement on September 27, 2011, which herein incorporated by reference.

10.2	Forms of equity award agreements under the Winn-Dixie Stores, Inc. Fiscal 2012 Equity Incentive Plan: (1) Form of Time-Vested Non-Qualified Stock Option Award; (2) Form of Time-Vested Restricted Stock Unit Award; (3) Form of Performance-Based Restricted Stock Unit Award; and (4) Form of Restricted Stock Unit Award for Directors.

10.3	Executive Retention Bonus Agreement dated January 11, 2012, between BI-LO Holding, LLC, and Peter L. Lynch.	Previously filed as Exhibit 10.1 to Form 8-K on January 13, 2012, which Exhibit is herein incorporated by reference.

10.4	Post-Closing Employment Agreement by and between BI-LO Holding, LLC, and Bennett L. Nussbaum dated January 25, 2012.	Previously filed as Exhibit 10.1 to Form 8-K on January 27, 2012, which Exhibit is herein incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description of Exhibit	Incorporated by Reference From

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended January 11, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.